Form 10-Q
period 2014-09-30
First Northwest Bancorp
filed 2014-12-19
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-36741
FIRST NORTHWEST BANCORP

(Exact name of registrant as specified in its charter)

Washington	46-1259100
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

105 West 8th Street, Port Angeles, Washington	98362
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 457-0461

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 15, 2014, there were no shares of common stock, $.01 par value per share, outstanding.

*  The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1 (“Registration Statement”) was declared effective by the Securities and Exchange Commission on November 12, 2014. The Registration Statement included financial statements for the year ended June 30, 2014. This Form 10-Q is being filed pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the first fiscal quarter subsequent to the most recent periods reported in the Registration Statement.

FIRST NORTHWEST BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp and its proposed consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Federal” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the proposed wholly owned subsidiary of First Northwest Bancorp.

EXPLANATORY NOTE

First Northwest Bancorp, a Washington corporation (the "Registrant" or the "Company"), was formed in connection with the proposed conversion of First Federal Savings and Loan Association of Port Angeles (“First Federal” or “the Bank”) from the mutual to the stock form of organization. As of September 30, 2014, the conversion had not been completed and as of that date the Registrant had not issued any shares of its common stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. For a further discussion of the Registrant’s formation and operations, see the Registration Statement (SEC Registration No. 333-185101). Based on the foregoing, the information presented in this Form 10-Q is for First Federal, the proposed subsidiary of First Northwest Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

ASSETS
	September 30,	June 30,
	2014	2014

Cash and due from banks	$11,090	$14,228
Interest-bearing deposits in banks	16,362	4,732

Total cash and cash equivalents	27,452	18,960

Investment securities available for sale, at fair value	172,445	178,972
Investment securities held to maturity, at amortized cost	51,294	53,244
Loans held for sale	364	613
Loans receivable (net of allowance for loan losses
of $7,983 and $8,072)	489,185	496,184
Federal Home Loan Bank (FHLB) stock, at cost	9,947	10,047
Accrued interest receivable	2,147	2,272
Premises and equipment, net	12,225	12,287
Mortgage servicing rights, net	1,204	1,266
Bank-owned life insurance, net	18,106	18,066
Real estate owned and repossessed assets	650	810
Prepaid expenses and other assets	3,127	2,571

Total assets	$788,146	$795,292

LIABILITIES AND EQUITY

LIABILITIES
Deposits	$605,163	$600,399
Borrowings	90,033	105,133
Deferred tax liability, net	1,136	1,110
Accrued interest payable	251	262
Accrued expenses and other liabilities	8,290	6,355
Advances from borrowers for taxes and insurance	1,378	1,038

Total liabilities	706,251	714,297

COMMITMENTS AND CONTINGENCIES (NOTE 8)

EQUITY
Retained earnings	80,512	79,663
Accumulated other comprehensive income, net of tax	1,383	1,332

Total equity	81,895	80,995

Total liabilities and equity	$788,146	$795,292

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2014	2013
INTEREST INCOME
Interest and fees on loans receivable	$5,529	$5,398
Interest on mortgage-backed and related securities	776	660
Interest on investment securities	317	286
Interest-bearing deposits and other	5	14
FHLB dividends	3	3
Total interest income	6,630	6,361
INTEREST EXPENSE
Deposits	371	404
Borrowings	736	827
Total interest expense	1,107	1,231
Net interest income	5,523	5,130
PROVISION FOR LOAN LOSSES	—	433
Net interest income after provision for loan losses	5,523	4,697
NONINTEREST INCOME
Loan and deposit service fees	835	861
Mortgage servicing fees, net of amortization	73	33
Net gain on sale of loans	97	203
Net (loss) on sale of investment securities	—	(68)
Increase in cash surrender value of bank-owned life insurance	40	40
Other income	97	73
Total noninterest income	1,142	1,142
NONINTEREST EXPENSE
Compensation and benefits	3,040	2,635
Real estate owned and repossessed assets expense, net	84	14
Data processing	610	494
Occupancy and equipment	794	709
Supplies, postage, and telephone	160	187
Regulatory assessments and state taxes	85	107
Advertising	128	129
Professional fees	169	186
FDIC insurance premium	136	151
Other	311	354
Total noninterest expense	5,517	4,966
INCOME BEFORE PROVISION FOR
INCOME TAXES	1,148	873
PROVISION FOR INCOME TAXES	299	193
NET INCOME	$849	$680

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2014	2013

NET INCOME	$849	$680

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities
Unrealized holding gain (loss), net of taxes of
$27 and $(467), respectively	51	(907)
Reclassification adjustments for losses on sales
of securities, net of taxes of $0
and $23, respectively	—	45

Other comprehensive income (loss), net	51	(862)

COMPREHENSIVE INCOME (LOSS)	$900	$(182)

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2014 and 2013
(In thousands) (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Equity

BALANCE, June 30, 2013	$76,995	$1,628	$78,623

Net income	680		680
Other comprehensive loss, net of tax		(862)	(862)

Comprehensive loss			$(182)

BALANCE, September 30, 2013	$77,675	$766	$78,441

BALANCE, June 30, 2014	$79,663	$1,332	$80,995

Net income	849		849
Other comprehensive income, net of tax		51	51

Comprehensive income			$900

BALANCE, September 30, 2014	$80,512	$1,383	$81,895

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$849	$680
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	248	286
Amortization and accretion of premiums and discounts
on investments, net	320	578
Amortization of deferred loan fees, net	43	2
Amortization of mortgage servicing rights	83	123
Additions to mortgage servicing rights	(21)	(41)
(Recoveries) on the valuation allowance
on mortgage servicing rights, net	—	(1)
Provision for loan losses	—	433
Gain on sale of real estate owned and repossessed assets	(17)	(27)
Gain on sale of loans	(97)	(203)
Loss on sale of securities available for sale	—	68
Write-down on real estate owned and repossessed assets	53	1
Increase in cash surrender value of life insurance	(40)	(40)
Origination of loans held for sale	(4,261)	(6,858)
Proceeds from loans held for sale	4,607	6,222
Change in assets and liabilities:
Decrease in accrued interest receivable	125	123
Increase in prepaid expenses and other assets	(556)	(28)
Decrease in accrued interest payable	(11)	(8)
Increase in accrued expenses and other liabilities	1,935	4,587
Net cash from operating activities	3,260	5,897
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(102)
Proceeds from maturities, calls, and principal repayments
of securities available for sale	6,383	12,752
Proceeds from sales of securities available for sale	—	10,556
Purchase of securities held to maturity	—	(5,961)
Proceeds from maturities, calls, and principal repayments
of securities held to maturity	1,852	2,586
Proceeds from FHLB stock redemption	100	96
Proceeds from sale of real estate owned and repossessed assets	152	728
Loan originations, net of repayments, write-offs, and recoveries	6,928	(18,939)
Purchase of premises and equipment, net	(187)	(71)
Net cash from investing activities	15,228	1,645

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,764	5,915
Proceeds from FHLB advances	17,100	—
Repayment of FHLB advances	(32,200)	—
Net increase in advances from borrowers
for taxes and insurance	340	589
Net cash from financing activities	(9,996)	6,504

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,492	14,046

CASH AND CASH EQUIVALENTS, beginning of period	18,960	22,948
CASH AND CASH EQUIVALENTS, end of period	$27,452	$36,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
Interest on deposits and other borrowings	$1,118	$1,239

Income taxes	$150	$600

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$78	$(1,306)

Loans foreclosed upon with repossession transferred to
real estate owned and repossessed assets	$28	$75

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Nature of business - First Federal Savings and Loan Association of Port Angeles (First Federal) provides commercial and consumer banking services to residents and businesses located primarily on the Olympic Peninsula in the state of Washington. These services include deposit and lending transactions that are supplemented with other borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our June 30, 2014 audited consolidated financial statements and accompanying notes included in our Registration Statement on Form S-1, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets.

Plan of conversion and change in corporate form - On May 22, 2012, the Board of Directors of First Federal adopted a plan of conversion (Plan). The Plan sets forth that First Federal proposes to convert into a stock savings bank structure with the establishment of a stock holding company, First Northwest Bancorp, as parent of First Federal. First Federal will convert to the stock form of ownership, followed by the issuance of all of First Federal’s outstanding stock to First Northwest Bancorp. Pursuant to the Plan, First Federal will determine the total offering value and number of shares of common stock based upon a valuation by an independent appraiser. The First Federal Plan includes adopting an employee stock ownership plan (ESOP) that will subscribe for 8% of the common stock sold in the offering. The Plan also includes establishing and funding a charitable foundation with a combination of cash and common stock equal to approximately 8% of the gross offering proceeds received by First Northwest Bancorp. First Northwest Bancorp was organized as a corporation incorporated under the laws of the state of Washington and will own all of the outstanding common stock of First Federal upon completion of the conversion. First Northwest’s Registration Statement on Form S-1 (“Registration Statement”) was declared effective by the Securities and Exchange Commission on November 12, 2014. In order to complete the conversion, First Federal will need to receive the final approval of the Washington State Department of Financial Institutions (DFI) and a final non-objection letter from the U.S. Federal Deposit Insurance Corporation (FDIC). First Federal will also need to have its members approve the Plan at a special meeting of members, which has been called for that purpose.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. First Federal had $1.7 million and $1.4 million in incurred and deferred conversion costs as of September 30, 2014 and June 30, 2014, respectively. At the completion of the conversion to stock form, First Federal will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at First Federal after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Federal Savings and Loan Association of Port Angeles, its wholly owned subsidiary, North Olympic Peninsula Services, Inc., and majority-owned Craft3 Development IV, LLC (collectively, First Federal). North Olympic Peninsula Services, Inc. owns a building currently rented in whole to First Federal and receives an immaterial amount of income from insurance contracts. Craft3 is a partnership investment which offers loans qualifying under the New Markets Tax Credit rules. All material intercompany accounts and transactions have been eliminated in consolidation.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies (continued)

Subsequent events - First Federal has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The objective of this ASU is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this ASU modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, the amendments introduce new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. First Federal is currently evaluating the impact of this ASU.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU includes amendments that clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. First Federal is currently evaluating the impact of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. First Federal is currently evaluating the impact of this ASU.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The ASU also requires new and expanded disclosures. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on First Federal's consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Summary of Significant Accounting Policies (continued)

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU can be applied prospectively or retrospectively and are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. First Federal is currently evaluating the impact of this ASU.

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure). The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. First Federal is currently evaluating the impact of this ASU.

Reclassifications - Certain reclassifications have been made to the 2014 and 2013 unaudited interim consolidated financial statements to conform to the 2014 presentation with no effect on net income (loss) or equity.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2014, are summarized as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$7,407	$176	$(11)	$7,572
U.S. government agency issued asset-backed securities (ABS Agency)	10,372	—	(303)	10,069
U.S. Small Business Administration securities (SBA)	27,800	567	(15)	28,352
Total	$45,579	$743	$(329)	$45,993
Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$124,828	$2,058	$(434)	$126,452

Total securities available for sale	$170,407	$2,801	$(763)	$172,445

Held to Maturity
Investment Securities
Municipal bonds	$15,503	$303	$(18)	$15,788
SBA	1,012	3	(1)	1,014
Total	$16,515	$306	$(19)	$16,802
Mortgage-Backed Securities
MBS agency	$34,779	$698	$(136)	$35,341

Total securities held to maturity	$51,294	$1,004	$(155)	$52,143

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2014, are summarized as follows:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$7,418	$139	$(32)	$7,525
ABS agency	10,585	—	(445)	10,140
SBA	28,355	600	(11)	28,944
Total	$46,358	$739	$(488)	$46,609
Mortgage-Backed Securities
MBS agency	$130,654	$2,078	$(369)	$132,363

Total securities available for sale	$177,012	$2,817	$(857)	$178,972

Held to Maturity
Investment Securities
Municipal bonds	$15,826	$199	$(18)	$16,007
SBA	1,080	4	(1)	1,083
Total	$16,906	$203	$(19)	$17,090
Mortgage-Backed Securities
MBS agency	$36,338	$692	$(138)	$36,892

Total securities held to maturity	$53,244	$895	$(157)	$53,982

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2014:

	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$—	$—	$(11)	$556	$(11)	$556
ABS agency	—	—	(303)	10,069	(303)	10,069
SBA	(5)	2,298	(10)	4,992	(15)	7,290
Total	$(5)	$2,298	$(324)	$15,617	$(329)	$17,915

Mortgage-Backed Securities
MBS agency	$(35)	$4,993	$(399)	$36,719	$(434)	$41,712

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(18)	$1,309	$(18)	$1,309
SBA	—	—	(1)	256	(1)	256
Total	$—	$—	$(19)	$1,565	$(19)	$1,565

Mortgage-Backed Securities
MBS agency	$—	$—	$(136)	$7,514	$(136)	$7,514

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2014:

	Less Than Twelve Months		More Than Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$—	$—	$(32)	$3,827	$(32)	$3,827
ABS agency	(288)	6,088	(157)	4,053	(445)	10,141
SBA	—	—	(11)	5,068	(11)	5,068
Total	$(288)	$6,088	$(200)	$12,948	$(488)	$19,036

Mortgage-Backed Securities
MBS agency	$(24)	$14,233	$(345)	$24,379	$(369)	$38,612

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(18)	$1,311	$(18)	$1,311
SBA	—	—	(1)	260	(1)	260
Total	$—	$—	$(19)	$1,571	$(19)	$1,571

Mortgage-Backed Securities
MBS agency	$(13)	$5,728	$(125)	$7,921	$(138)	$13,649

First Federal may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired (OTTI). At September 30, 2014, there were 21 investment securities with $918,000 of unrealized losses and a fair value of approximately $68.7 million. At June 30, 2014, there were 23 investment securities with $1.0 million of unrealized losses and a fair value of approximately $72.9 million.

The unrealized losses on investments in debt securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the securities’ purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. As management does not intend to sell the securities, and it is not likely they will be required to sell the securities before their anticipated recovery, no declines are deemed to be other than temporary.

The unrealized losses on investment and mortgage-backed securities were caused by interest rate changes. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. It is expected that securities in a loss position would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and First Federal does not intend to sell the securities and believes it is not likely it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

There were no OTTI losses during the three months ended September 30, 2014 or 2013.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The amortized cost and estimated fair value of investment and mortgage-backed securities at September 30, 2014 and June 30, 2014, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities for investments where borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$—	$—	$295	$300
Due after one through five years	—	—	266	273
Due after five through ten years	3,445	3,571	3,400	3,450
Due after ten years	42,134	42,422	12,554	12,779
	$45,579	$45,993	$16,515	$16,802

Mortgage-Backed Securities
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	123	130
Due after five through ten years	5,028	4,993	7,988	8,089
Due after ten years	119,800	121,459	26,668	27,122
	$124,828	$126,452	$34,779	$35,341

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$—	$—	$250	$251
Due after one through five years	—	—	562	577
Due after five through ten years	2,048	2,119	3,084	3,138
Due after ten years	44,310	44,490	13,010	13,124
	$46,358	$46,609	$16,906	$17,090

Mortgage-Backed Securities
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	161	171
Due after five through ten years	5,030	5,048	8,667	8,816
Due after ten years	125,624	127,315	27,510	27,905
	$130,654	$132,363	$36,338	$36,892

During the three months ended September 30, 2014, First Federal did not sell any investments. During the three months ended September 30, 2013, First Federal sold available-for-sale securities with gross proceeds of $10.6 million with no gross realized gains and gross realized losses of $68,000.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	September 30,	June 30,
	2014	2014
	(In thousands)
One to four family	$247,798	$241,910
Commercial	178,338	190,660
Consumer	49,823	50,761
Construction and land	20,541	20,497
	496,500	503,828
Less:
Net deferred loan fees	842	862
(Premium) on purchased loans, net	(1,510)	(1,290)
Allowance for loan losses	7,983	8,072
	7,315	7,644
Total loans receivable, net	$489,185	$496,184

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	September 30,	June 30,
	2014	2014
	(In thousands)
Adjustable-rate loans
Due within one year	$75,362	$84,008
After one but within five years	121,799	124,065
After five but within ten years	41,009	34,020
After ten years	—	—
	238,170	242,093
Fixed-rate loans
Due within one year	9,971	11,298
After one but within five years	19,096	19,619
After five but within ten years	46,834	47,709
After ten years	182,429	183,109
	258,330	261,735
	$496,500	$503,828

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Beginning balance	$3,408	$2,354	$1,678	$397	$235	$8,072
Provision for loan losses	351	(461)	(158)	79	189	—
Charge-offs	(19)	—	(56)	(45)	—	(120)
Recoveries	6	—	25	—	—	31
Ending balance	$3,746	$1,893	$1,489	$431	$424	$7,983

	At or For the Three Months Ended September 30, 2013
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Beginning balance	$3,667	$1,774	$2,015	$297	$221	$7,974
Provision for loan losses	91	142	163	27	10	433
Charge-offs	(3)	—	(276)	(1)	—	(280)
Recoveries	3	3	48	1	—	55
Ending balance	$3,758	$1,919	$1,950	$324	$231	$8,182

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

A loan is considered impaired when First Federal has determined that it may be unable to collect payments of principal or interest when due under the contractual terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors that include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except smaller balance homogeneous loans and certain qualifying TDR loans.

The following table presents loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2014			June 30, 2014
	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One to four family	$4,032	$4,765	$—	$4,103	$4,720	$—
Commercial	2,503	2,651	—	977	1,032	—
Consumer	231	296	—	383	579	—
Construction and land	311	357	—	313	358	—
Loans with no allowance recorded	7,077	8,069	—	5,776	6,689	—
With an allowance recorded
One to four family	3,296	3,410	191	3,507	4,113	170
Commercial	3,114	3,113	153	4,788	4,883	277
Consumer	828	933	157	535	557	120
Construction and land	156	226	28	127	151	16
Loans with an allowance recorded	7,394	7,682	529	8,957	9,704	583
Total
One to four family	7,328	8,175	191	7,610	8,833	170
Commercial	5,617	5,764	153	5,765	5,915	277
Consumer	1,059	1,229	157	918	1,136	120
Construction and land	467	583	28	440	509	16
	$14,471	$15,751	$529	$14,733	$16,393	$583

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents the average investment in impaired loans and related interest income recognized for the three months ended:

	September 30, 2014		September 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no allowance recorded
One to four family	$4,026	$113	$4,071	$86
Commercial	2,507	11	1,856	27
Consumer	320	5	3,566	23
Construction and land	311	11	—	—
Loans with no allowance recorded	7,164	140	9,493	136
With an allowance recorded
One to four family	3,336	52	3,213	113
Commercial	3,191	40	1,371	39
Consumer	712	17	2,962	18
Construction and land	158	7	147	17
Loans with an allowance recorded	7,397	116	7,693	187
Total
One to four family	7,362	165	7,284	199
Commercial	5,698	51	3,227	66
Consumer	1,032	22	6,528	41
Construction and land	469	18	147	17
	$14,561	$256	$17,186	$323

Interest income recognized on a cash basis on impaired loans was $124,000 and $156,000 for the three months ended September 30, 2014 and 2013, respectively.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio segment and impairment method at the dates indicated:

	September 30, 2014
	Allowance for Loan Losses			Loans Receivable
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(In thousands)
One to four family	$3,746	$191	$3,555	$247,798	$7,328	$240,470
Commercial	1,893	153	1,740	178,338	5,617	172,721
Consumer	1,489	157	1,332	49,823	1,059	48,764
Construction and land	431	28	403	20,541	467	20,074
Unallocated	424	—	424	—	—	—
	$7,983	$529	$7,454	$496,500	$14,471	$482,029

	June 30, 2014
	Allowance for Loan Losses			Loans Receivable
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(In thousands)
One to four family	$3,408	$170	$3,238	$241,910	$7,610	$234,300
Commercial	2,354	277	2,077	190,660	5,765	184,895
Consumer	1,678	120	1,558	50,761	918	49,843
Construction and land	397	16	381	20,497	440	20,057
Unallocated	235	—	235	—	—	—
	$8,072	$583	$7,489	$503,828	$14,733	$489,095

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30,	June 30,
	2014	2014
	(In thousands)
One to four family
One to four family Olympic Peninsula[1]	$3,095	$3,223
One to four family other	313	320
Commercial
Commercial real estate	1,750	1,913
Consumer
Home equity	478	340
Consumer other	48	41
Construction and land
Land and development	156	127
	$5,840	$5,964

1 Olympic Peninsula is limited to properties located in the Washington State counties of Clallam and Jefferson in these tables.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2014 and June 30, 2014.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One to four family
One to four family Olympic Peninsula	$—	$227	$1,317	$1,544	$164,707	$166,251
One to four family other	693	182	130	1,005	80,542	81,547
Commercial
Multi-family	—	—	—	—	39,601	39,601
Commercial real estate	1,555	—	53	1,608	121,220	122,828
Commercial business	—		—	—	15,909	15,909
Consumer
Home equity	298	47	264	609	39,227	39,836
Auto	64	15	—	79	5,057	5,136
Consumer other	11	35	—	46	4,805	4,851
Construction and land
Construction	—	—	—	—	8,788	8,788
Land and development	—	135	101	236	11,517	11,753
	$2,621	$641	$1,865	$5,127	$491,373	$496,500

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One to four family
One to four family Olympic Peninsula	$—	$650	$1,181	$1,831	$166,079	$167,910
One to four family other	—	319	—	319	73,681	74,000
Commercial
Multi-family	—	—	—	—	45,100	45,100
Commercial real estate	—	—	98	98	127,930	128,028
Commercial business	—	—	—	—	17,532	17,532
Consumer
Home equity	34	111	114	259	39,805	40,064
Auto	86	—	—	86	5,532	5,618
Consumer other	42	60	—	102	4,977	5,079
Construction and land
Construction	—	—	—	—	8,222	8,222
Land and development	—	45	53	98	12,177	12,275
	$162	$1,185	$1,446	$2,793	$501,035	$503,828

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

Credit quality indicator - Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that First Federal will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets. At September 30, 2014 and June 30, 2014, First Federal had loans classified as substandard and doubtful and no loans classified as loss. Loans not otherwise classified are considered pass graded loans.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of September 30, 2014, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Doubtful	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$154,502	$4,898	$2,037	$4,814	$—	$166,251
One to four family other	79,417	1,065	177	888	—	81,547
Commercial
Multi-family	34,562	4,316	—	723	—	39,601
Commercial real estate	106,276	9,767	1,475	5,310	—	122,828
Commercial business	8,981	6,288	—	640	—	15,909
Consumer
Home equity	38,277	408	317	834	—	39,836
Auto	4,892	167	40	37	—	5,136
Consumer other	4,416	223	43	169	—	4,851
Construction and land
Construction	8,560	228	—	—	—	8,788
Land and development	10,623	670	130	330	—	11,753
	$450,506	$28,030	$4,219	$13,745	$—	$496,500

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table represents the internally assigned grade as of June 30, 2014, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Doubtful	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$156,484	$4,154	$2,114	$5,158	$—	$167,910
One to four family other	72,809	203	605	383	—	74,000
Commercial
Multi-family	39,879	4,337	—	884	—	45,100
Commercial real estate	111,319	9,471	1,570	5,668	—	128,028
Commercial business	10,369	6,514	—	649	—	17,532
Consumer
Home equity	38,224	367	778	695	—	40,064
Auto	5,442	135	26	15	—	5,618
Consumer other	4,732	125	94	128	—	5,079
Construction and land
Construction	8,025	197	—	—	—	8,222
Land and development	11,341	524	47	363	—	12,275
	$458,624	$26,027	$5,234	$13,943	$—	$503,828

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table represents the credit risk profile based on payment activity as of September 30, 2014, by class of loans:

	Non-performing	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,095	$163,156	$166,251
One to four family other	313	81,234	81,547
Commercial
Multi-family	—	39,601	39,601
Commercial real estate	1,750	121,078	122,828
Commercial business	—	15,909	15,909
Consumer
Home equity	478	39,358	39,836
Auto	—	5,136	5,136
Consumer other	48	4,803	4,851
Construction and land
Construction	—	8,788	8,788
Land and development	156	11,597	11,753
	$5,840	$490,660	$496,500

The following table represents the credit risk profile based on payment activity as of June 30, 2014, by class of loans:

	Non-performing	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,223	$164,687	$167,910
One to four family other	320	73,680	74,000
Commercial
Multi-family	—	45,100	45,100
Commercial real estate	1,913	126,115	128,028
Commercial business	—	17,532	17,532
Consumer
Home equity	340	39,724	40,064
Auto	—	5,618	5,618
Consumer other	41	5,038	5,079
Construction and land
Construction	—	8,222	8,222
Land and development	127	12,148	12,275
	$5,964	$497,864	$503,828

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

Troubled debt restructuring (TDR) - A TDR is a loan to a borrower who is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that First Federal is granting the borrower a concession of some kind. First Federal has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

Rate modification - A modification in which the interest rate is changed.

Term modification - A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Payment modification - A modification in which the dollar amount of the payment is changed. Interest-only modifications in which a loan is converted to interest-only payments for a period of time are included in this category.

Combination modification - Any other type of modification, including the use of multiple categories above.

Upon identifying a receivable as a troubled debt restructuring, First Federal classifies the loan as impaired for purposes of determining the allowance for loan losses. This requires the loan to be evaluated individually for impairment, generally based on the expected cash flows under the new terms discounted at the loan’s original effective interest rates. For TDR loans that subsequently default, the method of determining impairment is generally the fair value of the collateral less estimated selling costs.

The following is a summary of information pertaining to TDR loans included in impaired loans at September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014
	(In thousands)
Total TDR loans	$11,933	$12,164
Allowance for loan losses related to TDR loans	$334	$363
Total nonaccrual TDR loans	$3,486	$3,536

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2014.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended September 30, 2013, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(In thousands)
Pre-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	5	$189	$154	$659	$1,002
Commercial
Multifamily	5	—	—	610	610
Consumer
Home equity	2	—	72	—	72
	12	$189	$226	$1,269	$1,684
Post-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	5	$189	$156	$676	$1,021
Commercial
Multifamily	1	—	—	607	607
Consumer
Home equity	2	—	73	—	73
	8	$189	$229	$1,283	$1,701

During the three months ended September 30, 2013, new TDRs consisted of eight recorded investments with pre-modification balances totaling $1.3 million and four post-modification investments with balances of $1.3 million. Renewals or modifications of existing TDR loans consisted of four recorded investments with pre-renewal balances totaling $416,000 and post-renewal balances of $418,000.

There were no new TDR loans with payment defaults of more than 30 days during the three months ended September 30, 2013.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

No additional funds are committed to be advanced in connection with impaired loans at September 30, 2014.

The following table presents troubled debt restructured loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2014			June 30, 2014
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,794	$1,501	$5,295	$3,941	$1,529	$5,470
One to four family other	282	185	467	281	188	469
Commercial
Multi-family	723	—	723	728	—	728
Commercial real estate	2,720	1,697	4,417	2,742	1,714	4,456
Commercial business	423	—	423	426	—	426
Consumer
Home equity	505	103	608	510	105	615
	$8,447	$3,486	$11,933	$8,628	$3,536	$12,164

TDR loans may be upgraded in their classification and placed on accrual status once there is a sustained period of repayment performance, usually six months or longer, and there is a reasonable assurance that repayment will continue. First Federal allows reclassification of a troubled debt restructuring back into the general loan pool (as a non-troubled debt restructuring) if the borrower is able to refinance the loan at then-current market rates and meet all of the underwriting criteria of First Federal required of other borrowers. The refinance must be based on the borrower’s ability to repay the debt and no special concessions of rate and/or term are granted to the borrower.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Beginning balance	$810	$2,265
Loans transferred to foreclosed assets	28	75
Sales	(152)	(728)
Write-downs	(53)	(1)
Net gain on sales	17	27
Ending balance	$650	$1,638

The following table presents the breakout of real estate owned and repossessed assets by type at the dates indicated:

	September 30,	June 30,
	2014	2014
	(In thousands)
One to four family residential properties	$459	$524
Land	135	220
Commercial real estate	56	—
Personal property	—	66

	$650	$810

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae (FNMA), and Freddie Mac (FHLMC) are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $226.7 million and $235.2 million at September 30, 2014 and June 30, 2014, respectively.

Mortgage servicing rights for the periods shown are as follows:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$1,266	$1,434
Additions	21	41
Amortization	(83)	(123)
Valuation recovery	—	1
Balance at end of period	$1,204	$1,353

The aggregate change in valuation allowance for mortgage servicing rights for the periods shown are as follows:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Balance at beginning of period	$—	$(1)
Recoveries	—	1
Balance at end of period	$—	$—

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	September 30,	June 30,
	2014	2014

Constant prepayment rate	15.00%	10.70%
Weighted-average life (years)	5.1	6.3
Yield to maturity discount	9.87%	9.99%

The fair values of mortgage servicing rights are approximately $1.8 million and $2.2 million at September 30, 2014 and June 30, 2014, respectively.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Mortgage Servicing Rights (continued)

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Servicing fees	$148	$155
Late fees	6	6

Note 6 - Borrowings

FHLB Borrowings
First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has a short-term, variable-rate revolving cash management advance (CMA) which matures in February 2015. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $205.3 million and $209.7 million and investment securities with a carrying value of $9.2 million and $10.0 million at September 30, 2014 and June 30, 2014, respectively, pledged as collateral.

FHLB advances outstanding at September 30, 2014 and June 30, 2014, were as follows:

	September 30,	June 30,
	2014	2014
	(In thousands)
Long-term advances	$89,924	$89,924
CMA advance	—	15,100

The maximum and average outstanding balances and average interest rates on CMA short-term, variable-rate advances were as follows:

	September 30,		June 30,
	2014	2013	2014
	(Dollars in thousands)
Maximum outstanding at any month-end	$1,000	$—	$31,000
Monthly average outstanding	333	—	7,967
Weighted-average daily interest rates
Annual	0.30%	0.29%	0.29%
Period End	0.30%	0.29%	0.30%
Interest expense during the period	1	—	24

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Borrowings (continued)

At September 30, 2014, FHLB long-term, fixed-rate advances are scheduled to mature as follows:

	Weighted-Average Interest Rate	September 30, 2014
	(Dollars in thousands)
Due on or before September 30, 2015	—%	$—
Due on or before September 30, 2016	—	—
Due on or before September 30, 2017	—	—
Due on or before September 30, 2018	2.68%	13,424
Thereafter	3.33%	76,500
		$89,924

At June 30, 2014, FHLB long-term, fixed-rate advances are scheduled to mature as follows:

	Weighted-Average Interest Rate	June 30, 2014
	(Dollars in thousands)
Due on or before June 30, 2015	—%	$—
Due on or before June 30, 2016	—	—
Due on or before June 30, 2017	—	—
Due on or before June 30, 2018	2.71	6,924
Thereafter	3.28%	83,000
		$89,924

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	September 30,		June 30,
	2014	2013	2014
	(Dollars in thousands)
Maximum outstanding at any month-end	$89,924	$99,924	$99,924
Monthly average outstanding	89,924	99,924	96,591
Weighted-average interest rates
Annual	3.24%	3.28%	3.26%
Period End	3.24%	3.28%	3.24%
Interest expense during the period	734	826	3,163

Note Payable
At September 30, 2014, Craft3 Development IV, LLC, a subsidiary of First Federal, holds a fixed-rate promissory note from Craft3, Inc. in the amount of $109,000. Simple interest of 4.50% per annum is calculated on the outstanding principal balance and is due monthly. The entire unpaid principal balance plus any remaining interest due is payable on July 1, 2015.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Federal Taxes on Income

As a result of the bad debt deductions taken in years prior to 1988, retained earnings include accumulated earnings of approximately $6.4 million, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then-prevailing corporate tax rates. First Federal does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore, no provision has been made.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. First Federal evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was no valuation allowance at September 30, 2014 or June 30, 2014.

First Federal began participating in the New Markets Tax Credit program for low-income communities in its fiscal year ended June 30, 2008, and continues to do so. First Federal will receive tax credits of approximately $1.9 million over seven years. Tax benefits related to these credits will be recognized for financial reporting purposes in different periods than the credits are recognized in First Federal’s income tax returns due to a yearly tax basis reduction resulting in a gain for income tax purposes at the end of the tax credit period. The financial reporting tax credit will total approximately $1.3 million over the seven-year period, representing the available tax credit of $1.9 million less the reduction of the tax gain of $655,000 calculated at First Federal’s current tax rate of 34%.

First Federal complied with the various regulatory provisions of the New Markets Tax Credit program and, therefore, will earn approximately $296,000 of credits that will be claimed on First Federal's current-year tax return. Additionally, as of September 30, 2014, there were tax credit carryforwards of $467,000 that begin to expire in 2021.

First Federal applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. First Federal had no unrecognized tax assets at September 30, 2014 and June 30, 2014. During the three months ended September 30, 2014 and the year ended June 30, 2014, First Federal recognized no interest and penalties. First Federal recognizes interest and penalties in income tax expense. First Federal files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2011.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Commitments and Contingencies

First Federal is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

First Federal’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. First Federal uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Management does not anticipate any material loss as a result of these transactions.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the three months ended September 30, 2014 and the year ended June 30, 2014.

The following financial instruments were outstanding whose contract amounts represent credit risk at September 30, 2014 and June 30, 2014:

	September 30,	June 30,
	2014	2014
	(In thousands)
Commitments to grant loans	$300	$191
Standby letters of credit	260	260
Unfunded commitments under lines of credit or existing loans	37,122	38,538

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans-to-one-borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At September 30, 2014 and June 30, 2014, First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $470.8 million and $475.8 million, or 94.8% and 94.4%, of First Federal’s total loan portfolio at September 30, 2014 and June 30, 2014, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multifamily, home equity, and one to four family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At September 30, 2014 and June 30, 2014, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $210.6 million and $218.9 million, or 90.1% and 90.4%, of First Federal’s total investment portfolio (including FHLB stock) at September 30, 2014 and June 30, 2014, respectively.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Accounting and Measurement

Fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in First Federal’s principal market. First Federal has established and documented its process for determining the fair values of its assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of First Federal’s assets and liabilities using valuation models or third-party pricing services, both of which rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

Any changes to valuation methodologies are reviewed by management to ensure they are relevant and justified. Valuation methodologies are refined as more market-based data becomes available.

A three-level valuation hierarchy is used in determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy are as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Either: (i) quoted prices for similar assets or liabilities; (ii) observable inputs, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs.

The hierarchy gives the highest ranking to Level 1 inputs and the lowest ranking to Level 3 inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the overall fair value measurement.

Qualitative disclosures of valuation techniques - Securities available for sale: where quoted prices are available in an active market, securities are classified as Level 1. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury, and exchange-traded equity securities.

If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities, which are considered Level 2, or discounted cash flows. In certain cases, where there is limited activity in the market for a particular instrument, assumptions must be made to determine their fair value. Such instruments are classified as Level 3.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Accounting and Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show First Federal’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$7,572	$—	$7,572
ABS agency	—	10,069	—	10,069
SBA	—	28,352	—	28,352
MBS agency	—	126,452	—	126,452
	$—	$172,445	$—	$172,445

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$7,525	$—	$7,525
ABS agency	—	10,140	—	10,140
SBA	—	28,944	—	28,944
MBS agency	—	132,363	—	132,363
	$—	$178,972	$—	$178,972

Assets measured at fair value on a nonrecurring basis - Assets are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheets. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Accounting and Measurement (continued)

The following tables present First Federal’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Mortgage servicing rights	$—	$—	$1,786	$1,786
Impaired loans	—	—	14,471	14,471
Real estate owned and repossessed assets	—	—	650	650

	$—	$—	$16,907	$16,907

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Mortgage servicing rights	$—	$—	$2,157	$2,157
Impaired loans	—	—	14,733	14,733
Real estate owned and repossessed assets	—	—	810	810

	$—	$—	$17,700	$17,700

The mortgage servicing rights measured at fair value totals presented in the previous table are evaluated at the tranche level and grouped into two categories--impaired and excess fair value. The impaired group is carried at fair value which at September 30, 2014 and June 30, 2014, was $0 and $0, respectively. The remaining fair value at September 30, 2014 and June 30, 2014, of $1.8 million and $2.2 million, respectively, was attributable to the excess fair value group that is carried at amortized cost.

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[2]
	(In thousands)
Mortgage servicing rights	$1,786	Discounted cash flows	Key assumptions[1]	N/A
Impaired loans	14,471	Market comparable	Discount to appraisal	0% - 25% (1%)
Real estate owned and repossessed assets	650	Market comparable	Discount to appraisal	0% - 10% (4%)

[1]	Key assumptions include estimated servicing revenues, servicing expenses, prepayment speeds, and discount rates.

[2]	Discount to appraisal disposition value.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[2]
	(In thousands)
Mortgage servicing rights	$2,157	Discounted cash flows	Key assumptions[1]	N/A
Impaired loans	14,733	Market comparable	Discount to appraisal	0% - 35% (6%)
Real estate owned and repossessed assets	810	Market comparable	Discount to appraisal	0% - 10% (1%)

[1]	Key assumptions include estimated servicing revenues, servicing expenses, prepayment speeds, and discount rates.

[2]	Discount to appraisal disposition value.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Accounting and Measurement (continued)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2014
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$27,452	$27,452	$—	$—	$—	$—	$27,452	$27,452
Investment securities available for sale	—	—	172,445	172,445	—	—	172,445	172,445
Investment securities held to maturity	—	—	51,294	52,143	—	—	51,294	52,143
Loans held for sale	—	—	364	364	—	—	364	364
Loans receivable, net					489,185	495,213	489,185	495,213
FHLB stock	—	—	9,947	9,947	—	—	9,947	9,947
Mortgage servicing rights, net	—	—	—	—	1,204	1,786	1,204	1,786
Bank-owned life insurance	—	—	18,106	18,106	—	—	18,106	18,106

Financial liabilities
Demand deposits	$477,284	$477,284	$—	$—	$—	$—	$477,284	$477,284
Time deposits	—	—	127,879	128,053	—	—	127,879	128,053
Borrowings	—	—	90,033	92,257	—	—	90,033	92,257

	June 30, 2014
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$18,960	$18,960	$—	$—	$—	$—	$18,960	$18,960
Investment securities available for sale	—	—	178,972	178,972	—	—	178,972	178,972
Investment securities held to maturity	—	—	53,244	53,982	—	—	53,244	53,982
Loans held for sale	—	—	613	613	—	—	613	613
Loans receivable, net					496,184	505,181	496,184	505,181
FHLB stock	—	—	10,047	10,047	—	—	10,047	10,047
Mortgage servicing rights, net	—	—	—	—	1,266	2,157	1,266	2,157
Bank-owned life insurance	—	—	18,066	18,066	—	—	18,066	18,066

Financial liabilities
Demand deposits	$466,707	$466,707	$—	$—	$—	$—	$466,707	$466,707
Time deposits	—	—	133,692	134,162	—	—	133,692	134,162
Borrowings	—	—	105,133	107,584	—	—	105,133	107,584

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Fair Value Accounting and Measurement (continued)

Financial assets and liabilities other than investment securities are not traded in active markets. Estimated fair values require subjective judgments and are approximate. The estimates of fair value in the previous table are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of First Federal. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents - For short-term instruments, including cash and due from banks, and interest bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

Securities - Fair values for investment securities are primarily measured using information from a third-party pricing service. The pricing service uses evaluated pricing models based on market data. In the event that limited or less transparent information is provided by the third-party pricing service, fair value is estimated using secondary pricing services or non-binding third-party broker quotes.

Loans held for sale - For loans held for sale, carrying value approximates fair value.

Loans receivable, net - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including fixed and variable one to four family residential real estate, commercial, and consumer loans. There is an accurate and reliable secondary market for one to four family residential mortgage production, and available market benchmarks are used to establish discount factors for estimating fair value for these types of loans. Commercial and consumer loans use market benchmarks when available; however, due to the varied term structures and credit issues involved, they mainly rely on cash flow projections and repricing characteristics within the loan portfolio. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Valuations of impaired loans, real estate owned and repossessed assets are periodically performed by management, and the fair values of these loans are carried at the fair value of the underlying collateral less estimated costs to sell. Fair value of the underlying collateral may be determined using an appraisal performed by a qualified independent appraiser.

FHLB stock - For FHLB stock, carrying value approximates fair value.

Mortgage servicing rights - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Bank-owned life insurance assets - Fair values of insurance policies owned are based on the insurance contract cash surrender value.

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2014 and June 30, 2014. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward‑looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward‑looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward‑looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward‑looking statements due to, among others, the following factors:

•	changes in general economic conditions, either nationally or in our market area, that are worse than expected;

•
the credit risks of our lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;

•	decreases in the secondary market demand for loans that we originate for sale;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses, especially new costs associated with our operation as a public company;

•	whether our management team can implement our operational strategy;

•	because our management team has held their current positions for only a short period of time whether they can develop into a cohesive and unified senior management team;

•
our ability to successfully integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our success in opening new branches:

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth;

•
results of examinations of us by the Washington State Department of Financial Institutions, Department of Banks, the Federal Deposit Insurance Corporation, Federal Reserve, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business, including the effects of the Dodd-Frank Act and Basel III, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	adverse changes in the securities markets;

•
changes in accounting policies and practices, as may be adopted by the financial institutions regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	costs and effects of litigation, including settlements and judgments;

•	inability of key third-party vendors to perform their obligations to us; and

•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in this prospectus.
Any of the forward‑looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Any of the forward-looking statements are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
General
First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington through our nine full-service banking offices. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. During the past decade, recognizing our need to adapt to changing market conditions, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings and enhance our infrastructure. We have increased the origination of commercial real estate and multi-family real estate loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. Since 2010, we have generally sold most newly originated and refinanced, conforming single-family owner-occupied mortgage loans into the secondary market, although in 2012, we began selectively retaining 30-year fixed-rate mortgages in the portfolio in an effort to enhance our net interest income. We have historically offered traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

First Federal is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, available alternative investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.
Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, earnings from bank-owned life insurance, and gains and losses from sales of securities.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.

The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, expenses related to real estate and personal property owned and other miscellaneous expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits. Following the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Our contribution to the foundation upon completion of the offering will be an additional operating expense that will reduce net income during the quarter in which the contribution to the foundation is funded. The contribution to the foundation will result in a $4.1 million and $5.6 million after-tax expense at the minimum and maximum of our offering range, respectively. Any expense resulting from the contribution to the foundation will not be a recurring expense.

Beginning in fiscal year 2009 and continuing through much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and nonperforming assets, primarily in our residential related loan portfolios. During this period, home sales activity was exceptionally slow and property values generally declined. As the effects of the recent recession became more evident and the pace of the recovery remained slow, our borrowers' ability to service their debt became more difficult, which was reflected in our increased nonperforming asset totals. As a result, during these periods our provision for loan losses was significantly higher than historical levels. This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs, loan charge-offs and valuation adjustments for real estate owned. Beginning in fiscal 2013, home sales activity and real estate values began to modestly improve along with general economic conditions, resulting in materially lower loan charge-offs and write-downs of real estate owned. As a result, during the years ended June 30, 2014 and 2013, and continuing during the three months ended September 30, 2014, our provision for loan losses and our real estate owned and impairment expense decreased significantly compared to prior comparable periods.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Northwest Bancorp.’s Prospectus dated November 12, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 25, 2014.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Assets. Total assets decreased $7.1 million, or 0.9%, to $788.1 million at September 30, 2014, from $795.3 million at June 30, 2014. Net loans, excluding loans held for sale, decreased $7.0 million, or 1.4%, to $489.2 million at September 30, 2014, from $496.2 million at June 30, 2014. Securities decreased $8.5 million, or 3.7%, to $223.7 million at September 30, 2014, from $232.2 million at June 30, 2014, and cash and cash equivalents increased by $8.5 million, or 44.7%, to $27.5 million at September 30, 2014 from $19.0 million at June 30, 2014.

Gross loans, excluding loans held for sale, decreased $7.3 million, or 1.4%, to $496.5 million at September 30, 2014, from $503.8 million at June 30, 2014. The portfolio decline was primarily a result of reductions in commercial and multi-family real estate loans which declined during the three months ended September 30, 2014, by $10.7 million, or 6.2%, to $162.4 million at September 30, 2014 from $173.1 million at June 30, 2014. Commercial business loans decreased $1.6 million, or 9.1%, to $15.9 million at September 30, 2014, from $17.5 million at June 30, 2014. The decline in commercial and multi-family real estate loans was primarily attributed to purchased loans serviced by others of $8.7 million that paid off prior to maturity. We continue to reduce our reliance on purchased commercial and multi-family real estate loans serviced by others and focus on developing commercial relationships and pursuing organic growth. We are also focused on controlled growth in our commercial loan portfolios in order to meet the objectives of our business plan and allocate sufficient resources to effectively manage that growth. These declines in commercial and multi-family loans were partially offset by an increase in one- to four-family residential loans of $5.6 million, or 2.3%, during the three months ended September 30, 2014.

During the three months ended September 30, 2014, we originated $15.3 million of loans, of which $14.3 million, or 93.4%, were originated in the North Olympic Peninsula, $786,000, or 5.1%, in the Puget Sound region of Washington, and $227,000, or 1.5%, in other areas in Washington. In addition to loan originated during the three months ended September 30, 2014, we purchased a $10.2 million pool of one- to four-family residential loans located in the Puget Sound region of Washington.

Our allowance for loan losses was $8.0 million and $8.1 million, or 1.6% of gross loans receivable, at September 30, 2014 and June 30, 2014, respectively. The allowance remained stable as the result of improving asset quality and decreases in nonperforming and classified loans during the three months ended September 30, 2014.
Nonperforming loans decreased $124,000, or 2.1%, to $5.8 million at September 30, 2014, from $6.0 million at June 30, 2014. Nonperforming commercial real estate loans decreased $163,000, and nonperforming one- to four-family residential loans decreased $135,000 during the quarter, partially offset by increases of $138,000 and $29,000 in home equity lines of credit and construction and land loans, respectively. Nonperforming loans to total loans remained constant at 1.2% at September 30, 2014 and June 30, 2014. Real estate owned and repossessed assets decreased $160,000 to $650,000 at September 30, 2014, from $810,000 at June 30, 2014 primarily as a result of sales of these assets. At September 30, 2014, we had $11.9 million in restructured loans, of which $8.4 million were performing in accordance with their modified terms and returned to accrual status. Classified loans decreased by $198,000, or 1.4%, to $13.7 million at September 30, 2014, from $13.9 million at June 30, 2014.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	(Unaudited)
	September 30,	June 30,
	2014	2014
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$3,408	$3,543
Commercial real estate	1,750	1,913
Construction and land	156	127
Total real estate loans	5,314	5,583

Consumer loans:
Home equity	478	340
Other	48	41
Total consumer loans	526	381

Total nonaccruing loans	5,840	5,964

Real estate owned:
One- to four-family	459	524
Commercial real estate	56	—
Construction and land	135	220
Total real estate owned	650	744

Repossessed automobiles and recreational vehicles	—	66

Total nonperforming assets	$6,490	$6,774

TDR loans:
One- to four-family	$5,762	$5,939
Multi-family	723	728
Commercial real estate	4,417	4,456
Total real estate loans	10,902	11,123

Home equity	608	615
Commercial business	423	426
Total restructured loans	$11,933	$12,164

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.2%	1.2%
Nonperforming TDRs included in total restructured loans above	$3,486	$3,536

At September 30, 2014, the securities portfolio represented 28.4% of total assets, compared to 29.2% at June 30, 2014. This was due to a decrease of $8.5 million, or 3.7%, to $223.7 million at September 30, 2014, from $232.2 million at June 30, 2014. Mortgage-backed securities represented the largest portion of our investment portfolio and were $161.2 million at September 30, 2014, a decrease of $7.5 million, or 4.4%, from $168.7 million at June 30, 2014. Other investment securities, including municipal bonds, were $62.5 million at September 30, 2014, a decrease of $1.0 million, or 1.6% from $63.5 million at June 30, 2014.

Liabilities. Total liabilities decreased $8.0 million, or 1.1%, to $706.3 million at September 30, 2014, from $714.3 million at June 30, 2014. This decline was primarily due to a $15.1 million repayment of our FHLB short-term cash management advance ("CMA"). Deposit account balances increased $4.8 million, or 0.8%, to $605.2 million at September 30, 2014, from $600.4 million at June 30, 2014. Our deposit growth during the quarter ended September 30, 2014 was attributable to normal customer activity. Transaction and savings account deposits increased $10.6 million, or 2.3%, to $477.3 million at September 30, 2014 from $466.7 million at June 30, 2014, while certificates of deposit declined $5.8 million, or 4.3%, during this period. The change in the mix of deposits reflects the continued impact of the historically low-rate environment as depositors prefer the liquidity of savings and money market products as compared to time deposits.

The following table represents the composition of deposits and weighted-average interest rate at the dates indicated.

	Weighted- Average Interest Rate	September 30, 2014	Weighted- Average Interest Rate	June 30, 2014
	(Dollars in thousands)
Savings	0.04%	$85,567	0.04%	$84,394
Transaction accounts	0.01%	179,121	0.01%	172,708
Insured money market accounts	0.18%	212,596	0.18%	209,605
Certificates of deposit and jumbo certificates	0.81%	127,879	0.82%	133,692
		$605,163		$600,399

Weighted-average interest rate		0.24%		0.25%

Borrowings decreased $15.1 million, or 14.4%, from $105.1 million at June 30, 2014 to $90.0 million at September 30, 2014, as cash flows from payments on loans and investments were used to repay the FHLB CMA. Total borrowings at September 30, 2014 consisted primarily of long term advances from the FHLB.

Equity. Total equity increased $900,000, or 1.1%, to $81.9 million at September 30, 2014, from $81.0 million at June 30, 2014. The increase was a result of $849,000 in net income and a slight increase in other comprehensive income associated with changes in the market value of the available for sale investment portfolio.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $849,000 compared to net income of $680,000 for the three months ended September 30, 2013, an increase of $169,000, or 24.9%. The increase in net income was primarily the result of a $393,000 increase in net interest income and a $433,000 decline in the provision for loan losses offset by increases in noninterest expense of $551,000 and the provision for income taxes of $106,000.

Net Interest Income. Net interest income increased $393,000 to $5.5 million for the three months ended September 30, 2014, from $5.1 million for the three months ended September 30, 2013. The increase was the result of an increase in interest income coupled with a decrease in interest expense.

Our net interest margin increased 19 basis points to 2.94% for the three months ended September 30, 2014, from 2.75% for the same period in 2013, primarily due to the $39.9 million, or 8.9%, increase in average net loans receivable. The redistribution of interest-earning assets from investments to loans improved our yield, and increases in the yield on our investment portfolio more than offset a 29 basis point decrease in yield on our loan portfolio. Of the $393,000 increase in net interest income during the three months ended September 30, 2014 compared to the same period in 2013, $499,000 was the result of an increase in volume partially offset by a $106,000 decline from the changes in rates. The cost of average interest-bearing liabilities decreased seven basis points to 0.71% for the three months ended September 30, 2014, compared to 0.78% for the same period in the prior year, due primarily to the decreased cost of FHLB borrowings and a decline in certificates of deposit.

Interest Income. Total interest income increased $269,000, or 4.2%, to $6.6 million for the three months ended September 30, 2014 from $6.4 million for the comparable period in 2013. Interest income on loans increased $131,000, or 2.4%, during the three months ended September 30, 2014, reflecting an increase of $39.9 million in the average balance of net loans receivable outstanding compared to the comparable period in 2013. During the three months ended September 30, 2014, loan yields decreased 29 basis points compared to the three months ended September 30, 2013, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $31,000 to $317,000 for the three months ended September 30, 2014 compared to $286,000 for the three months ended September 30, 2013. The average balance of our investment securities increased $349,000 to $63.0 million for the three months ended September 30, 2014 compared to $62.7 million for the three months ended September 30, 2013. The yield on investment securities for the three months ended September 30, 2014 increased 19 basis points due primarily to higher reinvestment rates available in 2014.

Interest income on mortgage backed securities increased $116,000 primarily due to an increase of 48 basis points in average yields from 1.40% for the three months ended September 30, 2013 to 1.88% for the three months ended September 30, 2014. The average balance of mortgage-backed securities decreased as cash flows were partially redeployed primarily to fund loan growth and, to a lesser extent, investment securities.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2014		2013
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$489,256	4.52%	$449,318	4.81%	$131
Investment securities	63,046	2.01	62,697	1.82	31
Mortgage-backed securities	165,345	1.88	188,043	1.40	116
FHLB stock	10,021	0.12	10,417	0.12	—
Cash and due from banks	22,695	0.09	36,357	0.15	(9)
Total interest-earning assets	$750,363	3.53	$746,832	3.41	$269

Interest Expense. Total interest expense decreased $124,000, or 10.3%, to $1.1 million for the three months ended September 30, 2014, compared to $1.2 million for the three months ended September 30, 2013. Deposit costs decreased $33,000, or 8.2%, primarily due to a decline in the average balance of certificates of deposit, which resulted in a decrease in interest rates paid. The average balance of interest-bearing deposits decreased $2.8 million, or 0.5%, to $531.6 million for the three months ended September 30, 2014 from $534.4 million at the three months ended September 30, 2013. This decrease was attributable to decreases in the average balance of certificates of deposit of $17.2 million partially offset by increases in the average balances for transaction accounts of $2.5 million, savings accounts of $1.8 million, and money market accounts of $10.1 million. With rates at historically low levels there has been little incentive for depositors to extend maturities and reduce the liquidity associated with savings and money market products by renewing maturing certificates of deposit. The average cost of all deposit products decreased for the three months ended September 30, 2014, with certificates of deposit and savings accounts declining by one basis point each, while the cost of money market deposits and transaction accounts remained unchanged at 0.18% for the three months ended September 30, 2014 and 2013. Borrowing costs declined $91,000 to $736,000 for the three months ended September 30, 2014 from $827,000 for the same period last year due to the maturity of $10.0 million long-term FHLB advances and the use of less expensive borrowings on our CMA account for short-term business cash flow needs.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$84,983	0.04%	$83,180	0.05%	$(1)
Transaction accounts	104,006	0.01	101,537	0.01	—
Money market accounts	210,636	0.18	200,513	0.18	6
Certificates of deposit	132,022	0.80	149,170	0.81	(38)
Borrowings	91,450	3.22	100,033	3.31	(91)
Total interest-bearing liabilities	$623,097	0.71	$634,433	0.78	$(124)

Provision for Loan Losses. There was no provision for loan losses during the three months ended September 30, 2014, compared to $433,000 for the three months ended September 30, 2013. This was primarily due to improving asset quality as reflected in the decrease in nonperforming loans as a percent of loans, from 1.9% at September 30, 2013 to 1.2% at September 30, 2014. The improvements in delinquencies and nonperforming loans are attributed to the improving economic conditions allowing some borrowers to improve their financial condition. Management considers the allowance for loan losses at September 30, 2014 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	At or For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$433
Net (charge-offs) recoveries	(89)	(225)
Allowance for loan losses	7,983	8,182
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.6%	1.7%
Total nonaccruing loans	5,840	9,163
Allowance for loan losses as a percentage of nonperforming loans at end of period	136.7%	89.3%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.2%	1.9%
Total loans	$496,500	$476,385

Noninterest Income. Noninterest income remained unchanged for the three months ended September 30, 2014 and 2013. Loan and deposit service fees decreased $26,000, or 3.0%, to $835,000 for the three months ended September 30, 2014. Decreases in the gain on sale of loans of $106,000 during the three months ended September 30, 2014, compared to the same period in 2013, was attributable to a planned reduction in loan sales activity during the quarter in order to increase interest earned on loans receivable.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$835	$861	$(26)	(3.0)%
Mortgage servicing fees, net of amortization	73	33	40	121.2
Net gain on sale of loans	97	203	(106)	(52.2)
Net (loss) gain on sale of investment securities	—	(68)	68	(100.0)
Increase in cash surrender value of bank-owned life insurance	40	40	—	—
Other income	97	73	24	32.9
Total noninterest income	$1,142	$1,142	$—	—%

Noninterest Expense. Noninterest expense increased $551,000, or 11.1%, to $5.5 million for the three months ended September 30, 2014, compared to $5.0 million for the three months ended September 30, 2013. This increase was primarily due to an increase in compensation and benefits of $405,000, and data processing and occupancy and equipment expense of $116,000 and $85,000, respectively. Additional staffing has been added in connection with our branch expansion into Kitsap County, and we have increased our staffing in the credit administration, production and other support areas to manage our growth and improve approval times for loans. As a result, full-time equivalent employees increased to 173 at September 30, 2014 from 164 at September 30, 2013. Compensation and benefits during the quarter ended September 30, 2014 also increased compared to the comparable period in 2013 as a result of additional funding of our pension benefit plan in order to reduce our exposure to future funding requirements.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,040	$2,635	$405	15.4%
Real estate owned and repossessed assets expenses, net	84	14	70	500.0
Data processing	610	494	116	23.5

Occupancy and equipment	794	709	85	12.0
Supplies, postage, and telephone	160	187	(27)	(14.4)
Regulatory assessments and state taxes	85	107	(22)	(20.6)
Advertising	128	129	(1)	(0.8)
Professional fees	169	186	(17)	(9.1)
FDIC insurance premium	136	151	(15)	(9.9)
Other	311	354	(43)	(12.1)
Total	$5,517	$4,966	$551	11.1%

Provision for Income Tax. An income tax expense of $299,000 was recorded for net income for the three months ended September 30, 2014 compared to an income tax expense of $193,000 for the three months ended September 30, 2013. This was due to an increase in income before taxes of $275,000.

Average Balances, Interest and Average Yields/Cost
The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2014. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30,	Three Months Ended September 30			Three Months Ended September 30,
	2014	2014			2013
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

	(Dollars in thousands)

Loans receivable, net (1)	4.53%	$489,256	$5,529	4.52%	$449,318	$5,398	4.81%
Investment securities	2.21	63,046	317	2.01	62,697	286	1.82
Mortgage-backed securities	2.25	165,345	776	1.88	188,043	660	1.40
FHLB dividends	0.12	10,021	3	0.12	10,417	3	0.12
Cash and cash equivalents	0.07	22,695	5	0.09	36,357	14	0.15
Total interest-earning assets (2)	3.68	750,363	6,630	3.53	746,832	6,361	3.41

Interest-bearing liabilities:
Savings accounts	0.04	$84,983	$9	0.04	$83,180	10	0.05
Transaction accounts	0.01	104,006	3	0.01	101,537	3	0.01
Money market accounts	0.18	210,636	94	0.18	200,513	88	0.18
Certificates of deposit	0.81	132,022	265	0.80	149,170	303	0.81
Total deposits	0.24	531,647	371	0.28	534,400	404	0.30
Borrowings	3.24	91,450	736	3.22	100,033	827	3.31
Total interest-bearing liabilities	0.63	623,097	1,107	0.71	634,433	1,231	0.78

Net interest income			$5,523			$5,130
Net interest rate spread	3.05			2.82			2.63
Net earning assets		$127,266			$112,399
Net interest margin (3)				2.94			2.75
Average interest-earning assets to average interest-bearing liabilities		120.4%			117.7%

(1) The average loans receivable, net balances include nonaccruing loans.
(2) Includes interest-bearing deposits (cash) at other financial institutions.
(3) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$480	$(349)	$131
Investment and mortgage-backed securities	(78)	225	147
Other(1)	(5)	(4)	(9)
Total interest-earning assets	$397	$(128)	$269

Interest-bearing liabilities:
Savings accounts	$—	$(1)	$(1)
Money market accounts	4	2	6
Certificates of deposit	(35)	(3)	(38)
Borrowings	(71)	(20)	(91)
Total interest-bearing liabilities	$(102)	$(22)	$(124)

Net change in interest income	$499	$(106)	$393

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in our financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2014 and the year ended June 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.
Contractual Obligations

At September 30, 2014, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$62,323	$44,200	$21,125	$231	$127,879
FHLB advances	—	—	13,424	76,500	89,924
Operating leases	58	106	66	—	230
Borrower tax and insurance	1,378	—	—	—	1,378
Deferred compensation	—	83	110	32	225
Total contractual obligations	$63,759	$44,389	$34,725	$76,763	$219,636

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2014:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$267	$267
Adjustable-rate	33	33
Unfunded commitments under lines of credit or existing loans	37,122	37,122
Standby letters of credit	260	260
Total	$37,682	$37,682

Liquidity Management
Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our investments in liquid assets based upon an assessment of the expected loan demand, expected deposit flows, the yields available on interest-earning deposits and securities, and the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $27.5 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $172.4 million at September 30, 2014. In addition, at September 30, 2014, we had excess FHLB stock of $5.8 million and have pledged collateral to support borrowings of $90.0 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of September 30, 2014.

At September 30, 2014, we had $300,000 in loan commitments outstanding, and an additional $37.4 million in undisbursed loans and standby letters of credit.

Certificates of deposit due within one year of September 30, 2014 totaled $62.3 million, or 48.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at September 30, 2014, First Federal exceeded these requirements as of that date and continues to exceed them as of the date of this report. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at September 30, 2014, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at September 30, 2014.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$80,509	10.2%	$31,449	4.0%	$39,311	5.0%
Tier 1 Capital to risk-weighted assets(2)	80,509	19.1	N/A		25,331	6.0
Total Capital to risk-weighted assets(2)	85,823	20.3	33,775	8.0	42,219	10.0
______________

(1)	Based on total adjusted assets of $786.2 million.
(2)    Based on risk-weighted assets of $422.2 million.
Effect of Inflation and Changing Prices. The consolidated financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Registration Statement (SEC Registration No. 333-185101).

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent every error or instance of fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated November 12, 2014, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 25, 2014. As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults Upon Senior Securities

Nothing to report.

Item 4. Mine Safety Disclosures

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

2	Plan of Conversion of First Federal (1)
3.1	Articles of Incorporation of First Northwest Bancorp (1)
3.2	Articles of Amendment to the Articles of Incorporation of First Northwest Bancorp (1)
3.3	Bylaws of First Northwest Bancorp (1)
4	Form of Certificate for Common Stock (1)
10.1	Form of First Federal Employee Severance Compensation Plan (1)
10.2	Form of Employment Agreement for Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue and Kelly A. Liske (1)
10.3	Form of Change in Control Severance Agreement for Elaine T. Gentilo (1)
10.4	Severance Agreement between First Federal and Gina E. Lowman (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed as an exhibit to First Northwest's Registration Statement on Form S-1 (333-185101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: December 19, 2014	/s/ Laurence J. Hueth
Laurence J. Hueth
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2014	/s/ Regina M. Wood
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.