Form 10-Q
period 2014-12-31
First Northwest Bancorp
filed 2015-02-13
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 11, 2015, there were 13,100,360 shares of common stock, $.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Federal” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

EXPLANATORY NOTE

First Northwest Bancorp, a Washington corporation (the "Registrant" or the "Company"), was formed in connection with the conversion of First Federal Savings and Loan Association of Port Angeles (“First Federal” or “the Bank”) from the mutual to the stock form of organization. The conversion and the Company's initial stock offering were completed on January 29, 2015. In the conversion the Company sold an aggregate of 12,167,000 shares of common stock at a price of $10.00 per share in a subscription offering. As of the reporting date of December 31, 2014, the conversion had not been completed. The Company had not issued any shares of its common stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Consequently, since the closing of the conversion occurred following the December 31, 2014 quarter end, the information presented in this Form 10-Q is for First Federal, the subsidiary of First Northwest Bancorp. For further information see Note 11 of the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

ASSETS
	December 31,	June 30,
	2014	2014

Cash and due from banks	$11,867	$14,228
Interest-bearing deposits in banks	127,416	4,732

Total cash and cash equivalents	139,283	18,960

Investment securities available for sale, at fair value	192,303	178,972
Investment securities held to maturity, at amortized cost	49,854	53,244
Loans held for sale	—	613
Loans receivable (net of allowance for loan losses
of $7,666 and $8,072)	493,536	496,184
Federal Home Loan Bank (FHLB) stock, at cost	9,843	10,047
Accrued interest receivable	2,218	2,272
Premises and equipment, net	12,073	12,287
Mortgage servicing rights, net	1,139	1,266
Bank-owned life insurance, net	18,089	18,066
Real estate owned and repossessed assets	2,026	810
Prepaid expenses and other assets	3,787	2,571

Total assets	$924,151	$795,292

LIABILITIES AND EQUITY

LIABILITIES
Deposits	$740,824	$600,399
Borrowings	90,033	105,133
Deferred tax liability, net	1,256	1,110
Accrued interest payable	264	262
Accrued expenses and other liabilities	7,955	6,355
Advances from borrowers for taxes and insurance	810	1,038

Total liabilities	841,142	714,297

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY
Retained earnings	81,394	79,663
Accumulated other comprehensive income, net of tax	1,615	1,332

Total equity	83,009	80,995

Total liabilities and equity	$924,151	$795,292

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans receivable	$5,606	$5,620	$11,135	$11,018
Interest on mortgage-backed and related securities	757	684	1,533	1,344
Interest on investment securities	330	269	647	555
Interest-bearing deposits and other	22	15	27	29
FHLB dividends	2	2	5	5
Total interest income	6,717	6,590	13,347	12,951
INTEREST EXPENSE
Deposits	382	385	753	789
Borrowings	734	827	1,470	1,654
Total interest expense	1,116	1,212	2,223	2,443
Net interest income	5,601	5,378	11,124	10,508
PROVISION FOR (RECAPTURE OF) LOAN LOSSES	—	(1)	—	432
Net interest income after provision for (recapture of) loan losses	5,601	5,379	11,124	10,076
NONINTEREST INCOME
Loan and deposit service fees	824	912	1,659	1,773
Mortgage servicing fees, net of amortization	60	42	133	75
Net gain on sale of loans	41	151	138	354
Net (loss) on sale of investment securities	—	—	—	(68)
(Decrease) increase in cash surrender value of bank-owned life insurance	(16)	(25)	23	15
Other income	70	79	168	152
Total noninterest income	979	1,159	2,121	2,301
NONINTEREST EXPENSE
Compensation and benefits	3,049	2,719	6,089	5,354
Real estate owned and repossessed assets (income) expense, net	(146)	148	(62)	162
Data processing	622	538	1,232	1,032
Occupancy and equipment	768	738	1,562	1,447
Supplies, postage, and telephone	171	181	331	368
Regulatory assessments and state taxes	78	102	163	209
Advertising	144	147	272	276
Professional fees	128	194	297	380
FDIC insurance premium	131	130	267	281
Other	497	449	808	803
Total noninterest expense	5,442	5,346	10,959	10,312
INCOME BEFORE PROVISION FOR
INCOME TAXES	1,138	1,192	2,286	2,065
PROVISION FOR INCOME TAXES	256	335	555	528
NET INCOME	$882	$857	$1,731	$1,537

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

NET INCOME	$882	$857	$1,731	$1,537

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities
Unrealized holding gain (loss), net of taxes of
$122, $(3), $149, and $(470), respectively	232	(6)	283	(913)
Reclassification adjustments for losses on sale
of securities, net of taxes of $0, $0, $0,
and $23, respectively	—	—	—	45

Other comprehensive income (loss), net	232	(6)	283	(868)

COMPREHENSIVE INCOME	$1,114	$851	$2,014	$669

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended December 31, 2014 and 2013
(In thousands) (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total Equity

BALANCE, June 30, 2013	$76,995	$1,628	$78,623

Net income	1,537		1,537
Other comprehensive loss, net of tax		(868)	(868)

Comprehensive income			$669

BALANCE, December 31, 2013	$78,532	$760	$79,292

BALANCE, June 30, 2014	$79,663	$1,332	$80,995

Net income	1,731		1,731
Other comprehensive income, net of tax		283	283

Comprehensive income			$2,014

BALANCE, December 31, 2014	$81,394	$1,615	$83,009

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,731	$1,537
Adjustments to reconcile net income to net cash
from operating activities
Depreciation and amortization	492	555
Amortization and accretion of premiums and discounts
on investments, net	638	1,089
Amortization of deferred loan fees, net	(84)	(101)
Amortization of mortgage servicing rights	167	235
Additions to mortgage servicing rights	(40)	(63)
(Recoveries) on the valuation allowance
on mortgage servicing rights, net	—	(1)
Provision for loan losses	—	432
(Gain) loss on sale of real estate owned and repossessed assets, net	(215)	21
Gain on sale of loans	(138)	(354)
Loss on sale of securities available for sale	—	68
Write-down on real estate owned and repossessed assets	84	82
Increase in cash surrender value of life insurance	(23)	(15)
Origination of loans held for sale	(6,095)	(11,924)
Proceeds from loans held for sale	6,846	12,151
Change in assets and liabilities:
Decrease in accrued interest receivable	54	141
Increase in prepaid expenses and other assets	(1,216)	(334)
Increase in accrued interest payable	2	2
Increase (decrease) in accrued expenses and other liabilities	1,600	(4,104)

Net cash from operating activities	3,803	(583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(25,943)	(1,967)
Proceeds from maturities, calls, and principal repayments
of securities available for sale	12,595	22,267
Proceeds from sales of securities available for sale	—	10,556
Purchase of securities held to maturity	—	(5,961)
Proceeds from maturities, calls, and principal repayments
of securities held to maturity	3,199	4,486
Proceeds from FHLB stock redemption	204	192
Proceeds from sale of real estate owned and repossessed assets	795	1,213
Loan originations, net of repayments, write-offs, and recoveries	852	(20,276)
Purchase of premises and equipment, net	(279)	(383)

Net cash from investing activities	(8,577)	10,127

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (Unaudited)

	Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	140,425	5,336
Proceeds from FHLB advances	17,100	—
Repayment of FHLB advances	(32,200)	—
Net (decrease) increase in advances from borrowers
for taxes and insurance	(228)	60

Net cash from financing activities	125,097	5,396

NET INCREASE IN CASH AND CASH EQUIVALENTS	120,323	14,940

CASH AND CASH EQUIVALENTS, beginning of period	18,960	22,948

CASH AND CASH EQUIVALENTS, end of period	$139,283	$37,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for
Interest on deposits and other borrowings	$2,221	$2,441

Income taxes	$250	$740

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$432	$(1,383)

Loans foreclosed upon with repossession transferred to
real estate owned and repossessed assets	$1,880	$539

See selected notes to the consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Nature of business - First Federal Savings and Loan Association of Port Angeles provides commercial and consumer banking services to individuals and businesses located primarily on the Olympic Peninsula in the state of Washington. These services include deposit and lending transactions that are supplemented with other borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our June 30, 2014 audited consolidated financial statements and accompanying notes included in our Registration Statement on Form S-1, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the six months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets.

Plan of conversion and change in corporate form - On January 29, 2015, in accordance with a Plan of Conversion (Plan) adopted by its Board of Directors and as approved by its members, the Bank converted from a mutual savings bank to a stock savings bank, and became the wholly-owned subsidiary of the Company, a bank holding company registered with the Board of Governors of the Federal Reserve System (Federal Reserve). In connection with the conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for net proceeds of approximately $117.8 million. An additional 933,360 shares of Company common stock were contributed to the First Federal Community Foundation, a charitable foundation established in connection with the conversion, resulting in the issuance of a total of 13,100,360 shares. From the proceeds, the Company made a capital contribution of approximately $58.5 million to the Bank. The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (“ESOP”) which intends to purchase in the open market 8% of the common stock or 1,048,029 shares.

Conversion costs were deferred and deducted from the proceeds of the shares sold in the offering during the third quarter of fiscal year 2015. As of December 31, 2014, there were conversion costs totaling $2.2 million which had been deferred, and were included in other assets. Total conversion costs were netted against capital raised in the mutual-to-stock conversion transaction on January 29, 2015.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total net worth, approximately $79.7 million, as of June 30, 2014, the latest statement of financial condition appearing in the Company's prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends, and the Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. The conversion has been accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies (continued)

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Federal Savings and Loan Association of Port Angeles, its wholly owned subsidiary, North Olympic Peninsula Services, Inc., and majority-owned Craft3 Development IV, LLC. North Olympic Peninsula Services, Inc. owns a building currently rented in whole to First Federal and receives an immaterial amount of income from insurance contracts. Craft3 is a partnership investment which offers loans qualifying under the New Markets Tax Credit rules. All material intercompany accounts and transactions have been eliminated in consolidation.

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

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU includes amendments that clarify a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan causing an in substance repossession or foreclosure to occur upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on First Federal's consolidated financial statements.

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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
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

In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure). The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2015-1 is not expected to have a material impact on First Federal's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement--Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-1 is not expected to have a material impact on First Federal's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2014 and 2013 unaudited interim consolidated financial statements to conform to the 2014 presentation with no effect on net income or equity.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2014, are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$9,808	$235	$(6)	$10,037
U.S. government agency issued bonds (Agency bonds)	8,788	—	(22)	8,766
U.S. government agency issued asset-backed securities (ABS agency)	10,134	—	(318)	9,816
Corporate issued asset-backed securities (ABS corporate)	14,751	—	—	14,751
U.S. Small Business Administration securities (SBA)	26,578	524	(21)	27,081

Total	$70,059	$759	$(367)	$70,451

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$119,852	$2,229	$(229)	$121,852

Total securities available for sale	$189,911	$2,988	$(596)	$192,303

Held to Maturity
Investment Securities
Municipal bonds	$15,430	$445	$(10)	$15,865
SBA	991	3	(1)	993

Total	$16,421	$448	$(11)	$16,858

Mortgage-Backed Securities
MBS agency	$33,433	$985	$(59)	$34,359

Total securities held to maturity	$49,854	$1,433	$(70)	$51,217

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2014:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(6)	$2,406	$—	$—	$(6)	$2,406
Agency bonds	(22)	8,766	—	—	(22)	8,766
ABS agency	(207)	5,954	(111)	3,862	(318)	9,816
SBA	(7)	2,244	(14)	4,810	(21)	7,054
Total	$(242)	$19,370	$(125)	$8,672	$(367)	$28,042

Mortgage-Backed Securities
MBS agency	$(1)	$2,751	$(228)	$17,210	$(229)	$19,961

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(10)	$1,314	$(10)	$1,314
SBA	—	—	(1)	252	(1)	252
Total	$—	$—	$(11)	$1,566	$(11)	$1,566

Mortgage-Backed Securities
MBS agency	$(5)	$2,714	$(54)	$7,033	$(59)	$9,747

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2014:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$—	$—	$(32)	$3,827	$(32)	$3,827
ABS agency	(288)	6,088	(157)	4,053	(445)	10,141
SBA	—	—	(11)	5,068	(11)	5,068
Total	$(288)	$6,088	$(200)	$12,948	$(488)	$19,036

Mortgage-Backed Securities
MBS agency	$(24)	$14,233	$(345)	$24,379	$(369)	$38,612

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(18)	$1,311	$(18)	$1,311
SBA	—	—	(1)	260	(1)	260
Total	$—	$—	$(19)	$1,571	$(19)	$1,571

Mortgage-Backed Securities
MBS agency	$(13)	$5,728	$(125)	$7,921	$(138)	$13,649

First Federal may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired (OTTI). At December 31, 2014, there were 20 investment securities with $666,000 of unrealized losses and a fair value of approximately $59.3 million. At June 30, 2014, there were 23 investment securities with $1.0 million of unrealized losses and a fair value of approximately $72.9 million.

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

There were no OTTI losses during the three and six months ended December 31, 2014 or 2013.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The amortized cost and estimated fair value of investment and mortgage-backed securities by contractual maturity are shown in the following tables at the dates indicated. Actual maturities may differ from contractual maturities for investments where borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$6,927	$6,927	$395	$401
Due after one through five years	—	—	166	168
Due after five through ten years	13,960	14,177	4,364	4,416
Due after ten years	49,172	49,347	11,496	11,873

	$70,059	$70,451	$16,421	$16,858

Mortgage-Backed Securities
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	88	93
Due after five through ten years	5,027	5,076	7,390	7,513
Due after ten years	114,825	116,776	25,955	26,753

	$119,852	$121,852	$33,433	$34,359

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$—	$—	$250	$251
Due after one through five years	—	—	562	577
Due after five through ten years	2,048	2,119	3,084	3,138
Due after ten years	44,310	44,490	13,010	13,124

	$46,358	$46,609	$16,906	$17,090

Mortgage-Backed Securities
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	161	171
Due after five through ten years	5,030	5,048	8,667	8,816
Due after ten years	125,624	127,315	27,510	27,905

	$130,654	$132,363	$36,338	$36,892

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

During the three and six months ended December 31, 2014 and the three months ended December 31, 2013, First Federal did not sell any investment securities. During the six months ended December 31, 2013, First Federal sold available-for-sale securities with gross proceeds of $10.6 million with no gross realized gains and gross realized losses of $68,000.

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2014	June 30, 2014
	(In thousands)
One to four family	$247,695	$241,910
Commercial	185,391	190,660
Consumer	47,652	50,761
Construction and land	19,588	20,497
	500,326	503,828
Less:
Net deferred loan fees	900	862
(Premium) on purchased loans, net	(1,776)	(1,290)
Allowance for loan losses	7,666	8,072
	6,790	7,644
Total loans receivable, net	$493,536	$496,184

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2014	June 30, 2014
	(In thousands)
Adjustable-rate loans
Due within one year	$72,967	$84,008
After one but within five years	131,078	124,065
After five but within ten years	41,566	34,020
After ten years	—	—
	245,611	242,093
Fixed-rate loans
Due within one year	8,669	11,298
After one but within five years	17,665	19,619
After five but within ten years	45,635	47,709
After ten years	182,746	183,109
	254,715	261,735
	$500,326	$503,828

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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended December 31, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,746	$1,893	$1,489	$431	$424	$7,983
Provision for loan losses	(348)	58	(68)	(23)	381	—
Charge-offs	(103)	—	(234)	(4)	—	(341)
Recoveries	5	3	15	1	—	24
Ending balance	$3,300	$1,954	$1,202	$405	$805	$7,666

	At or For the Six Months Ended December 31, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,408	$2,354	$1,678	$397	$235	$8,072
Provision for loan losses	3	(403)	(226)	56	570	—
Charge-offs	(122)	—	(290)	(49)	—	(461)
Recoveries	11	3	40	1	—	55
Ending balance	$3,300	$1,954	$1,202	$405	$805	$7,666

Allowance by portfolio segment:
Total ALLL	$3,300	$1,954	$1,202	$405	$805	$7,666
General reserve	3,105	1,812	1,103	371	805	7,196
Specific reserve	195	142	99	34	—	470

Loan balance:
Total loans	$247,695	$185,391	$47,652	$19,588	$—	$500,326
General reserves (1)	240,549	181,659	46,876	19,039	—	488,123
Specific reserves (2)	7,146	3,732	776	549	—	12,203

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended December 31, 2013
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Beginning balance	$3,758	$1,919	$1,950	$324	$231	$8,182
Provision for loan losses	(389)	(108)	(130)	(1)	627	(1)
Charge-offs	(436)	—	(31)	(14)	—	(481)
Recoveries	83	5	14	—	—	102
Ending balance	$3,016	$1,816	$1,803	$309	$858	$7,802

	At or For the Six Months Ended December 31, 2013
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Beginning balance	$3,667	$1,774	$2,015	$297	$221	$7,974
Provision for loan losses	(298)	34	33	26	637	432
Charge-offs	(439)	—	(307)	(15)	—	(761)
Recoveries	86	8	62	1	—	157
Ending balance	$3,016	$1,816	$1,803	$309	$858	$7,802

	At the Year Ended June 30, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Allowance by portfolio segment:
Total ALLL	$3,408	$2,354	$1,678	$397	$235	$8,072
General reserve	3,238	2,077	1,558	381	235	7,489
Specific reserve	170	277	120	16	—	583

Loans:
Total loans	$241,910	$190,660	$50,761	$20,497	$—	$503,828
General reserves (1)	234,300	184,895	49,843	20,057	—	489,095
Specific reserves (2)	7,610	5,765	918	440	—	14,733

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
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

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	December 31, 2014			June 30, 2014
	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One to four family	$3,849	$4,508	$—	$4,103	$4,720	$—
Commercial	2,090	2,148	—	977	1,032	—
Consumer	170	265	—	383	579	—
Construction and land	311	356	—	313	358	—
Loans with no allowance recorded	6,420	7,277	—	5,776	6,689	—
With an allowance recorded
One to four family	3,297	3,463	195	3,507	4,113	170
Commercial	1,642	1,642	142	4,788	4,883	277
Consumer	606	667	99	535	557	120
Construction and land	238	262	34	127	151	16
Loans with an allowance recorded	5,783	6,034	470	8,957	9,704	583
Total
One to four family	7,146	7,971	195	7,610	8,833	170
Commercial	3,732	3,790	142	5,765	5,915	277
Consumer	776	932	99	918	1,136	120
Construction and land	549	618	34	440	509	16
	$12,203	$13,311	$470	$14,733	$16,393	$583

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no allowance recorded
One to four family	$3,893	$83	$3,959	$109
Commercial	2,662	18	2,584	47
Consumer	196	3	258	6
Construction and land	310	15	311	16
Loans with no allowance recorded	7,061	119	7,112	178
With an allowance recorded
One to four family	3,304	70	3,321	105
Commercial	1,802	20	2,496	40
Consumer	722	14	717	21
Construction and land	162	10	160	11
Loans with an allowance recorded	5,990	114	6,694	177
Total
One to four family	7,197	153	7,280	214
Commercial	4,464	38	5,080	87
Consumer	918	17	975	27
Construction and land	472	25	471	27
	$13,051	$233	$13,806	$355

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no allowance recorded
One to four family	$5,202	$138	$4,637	$156
Commercial	3,235	40	2,546	95
Consumer	629	38	2,097	38
Construction and land	7	6	3	7
Loans with no allowance recorded	9,073	222	9,283	296
With an allowance recorded
One to four family	4,186	61	3,699	86
Commercial	3,257	26	2,314	69
Consumer	900	14	1,931	24
Construction and land	198	8	173	12
Loans with an allowance recorded	8,541	109	8,117	191
Total
One to four family	9,388	199	8,336	242
Commercial	6,492	66	4,860	164
Consumer	1,529	52	4,028	62
Construction and land	205	14	176	19
	$17,614	$331	$17,400	$487

Interest income recognized on a cash basis on impaired loans was$112,000, $140,000, $235,000, and $296,000 for the three and six months ended December 31, 2014 and 2013, respectively.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31,	June 30,
	2014	2014
	(In thousands)
One to four family
One to four family Olympic Peninsula[1]	$3,096	$3,223
One to four family other	307	320
Commercial
Commercial real estate	223	1,913
Consumer
Home equity	196	340
Consumer other	71	41
Construction and land
Land and development	238	127
	$4,131	$5,964

1 Olympic Peninsula is limited to properties located in the Washington State counties of Clallam and Jefferson in these tables.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2014 and June 30, 2014.

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One to four family
One to four family Olympic Peninsula	$1,243	$831	$1,376	$3,450	$165,498	$168,948
One to four family other	768	178	—	946	77,801	78,747
Commercial
Multi-family	—	—	—	—	37,253	37,253
Commercial real estate	—	16	53	69	131,770	131,839
Commercial business	—		—	—	16,299	16,299
Consumer
Home equity	183	164	5	352	38,088	38,440
Auto	39	14	—	53	4,656	4,709
Consumer other	9	126	10	145	4,358	4,503
Construction and land
Construction	—	—	—	—	8,308	8,308
Land and development	114	109	197	420	10,860	11,280
	$2,356	$1,438	$1,641	$5,435	$494,891	$500,326

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets. At December 31, 2014 and June 30, 2014, First Federal had loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of December 31, 2014, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$159,795	$3,142	$1,530	$4,481	$168,948
One to four family other	76,029	1,472	175	1,071	78,747
Commercial
Multi-family	32,320	4,295	—	638	37,253
Commercial real estate	118,893	8,691	1,346	2,909	131,839
Commercial business	9,736	5,904	—	659	16,299
Consumer
Home equity	37,153	481	262	544	38,440
Auto	4,481	156	34	38	4,709
Consumer other	4,101	167	39	196	4,503
Construction and land
Construction	8,308	—	—	—	8,308
Land and development	10,437	453	49	341	11,280
	$461,253	$24,761	$3,435	$10,877	$500,326

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table represents the internally assigned grade as of June 30, 2014, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$156,484	$4,154	$2,114	$5,158	$167,910
One to four family other	72,809	203	605	383	74,000
Commercial
Multi-family	39,879	4,337	—	884	45,100
Commercial real estate	111,319	9,471	1,570	5,668	128,028
Commercial business	10,369	6,514	—	649	17,532
Consumer
Home equity	38,224	367	778	695	40,064
Auto	5,442	135	26	15	5,618
Consumer other	4,732	125	94	128	5,079
Construction and land
Construction	8,025	197	—	—	8,222
Land and development	11,341	524	47	363	12,275
	$458,624	$26,027	$5,234	$13,943	$503,828

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table represents the credit risk profile based on payment activity as of December 31, 2014, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,096	$165,852	$168,948
One to four family other	307	78,440	78,747
Commercial
Multi-family	—	37,253	37,253
Commercial real estate	223	131,616	131,839
Commercial business	—	16,299	16,299
Consumer
Home equity	196	38,244	38,440
Auto	—	4,709	4,709
Consumer other	71	4,432	4,503
Construction and land
Construction	—	8,308	8,308
Land and development	238	11,042	11,280
	$4,131	$496,195	$500,326

The following table represents the credit risk profile based on payment activity as of June 30, 2014, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,223	$164,687	$167,910
One to four family other	320	73,680	74,000
Commercial
Multi-family	—	45,100	45,100
Commercial real estate	1,913	126,115	128,028
Commercial business	—	17,532	17,532
Consumer
Home equity	340	39,724	40,064
Auto	—	5,618	5,618
Consumer other	41	5,038	5,079
Construction and land
Construction	—	8,222	8,222
Land and development	127	12,148	12,275
	$5,964	$497,864	$503,828

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31,	June 30,
	2014	2014
	(In thousands)
Total TDR loans	$9,798	$12,164
Allowance for loan losses related to TDR loans	$312	$363
Total nonaccrual TDR loans	$1,907	$3,536

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2014.

There were no TDR loans that were modified within the 12 months prior to December 31, 2014, and for which there was a payment default during the three and six months ended December 31, 2014.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended December 31, 2013, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	6	$319	$—	$533	$852
Consumer
Consumer other	1	—	—	1	1
	7	$319	$—	$534	$853
Post-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	6	$317	$—	$542	$859
Consumer
Consumer other	1	—	—	1	1
	7	$317	$—	$543	$860

During the three months ended December 31, 2013, new TDRs consisted of one recorded investment with a pre-modification balance of $222,000 and one post-modification investment with a balance of $229,000. Renewals or modifications of existing TDR loans consisted of six recorded investments with pre-renewal balances totaling $631,000 and post-renewal balances of $631,000.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the six months ended December 31, 2013, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	10	$319	$—	$1,355	$1,674
Commercial
Multifamily	5	—	—	609	609
Consumer
Home equity	2	—	30	43	73
Consumer other	1	—	—	1	1
	18	$319	$30	$2,008	$2,357
Post-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	10	$317	$—	$1,374	$1,691
Commercial
Multifamily	1	—	—	604	604
Consumer
Home equity	2	—	29	44	73
Consumer other	1	—	—	1	1
	14	$317	$29	$2,023	$2,369

During the six months ended December 31, 2013, new TDRs consisted of nine recorded investments with pre-modification balances totaling $1.5 million and five post-modification investments with balances of $1.5 million. Renewals or modifications of existing TDR loans consisted of nine recorded investments with pre-renewal balances totaling $858,000 and post-renewal balances of $861,000.

The following is a summary of TDR loans that were modified within the 12 months prior to December 31, 2013, and for which there was a payment default during the three and six months ended December 31, 2013.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification
		(Dollars in thousands)
One to four family Olympic Peninsula	1	$—	$—	$217

Total	1	$—	$—	$217

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

No additional funds are committed to be advanced in connection with impaired loans at December 31, 2014.

The following table presents troubled debt restructured loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2014			June 30, 2014
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,622	$1,490	$5,112	$3,941	$1,529	$5,470
One to four family other	279	178	457	281	188	469
Commercial
Multi-family	638	—	638	728	—	728
Commercial real estate	2,450	155	2,605	2,742	1,714	4,456
Commercial business	421	—	421	426	—	426
Consumer
Home equity	481	84	565	510	105	615
	$7,891	$1,907	$9,798	$8,628	$3,536	$12,164

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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$650	$1,638	$810	$2,265
Loans transferred to foreclosed assets	1,852	464	1,880	539
Sales	(643)	(485)	(795)	(1,213)
Write-downs	(31)	(81)	(84)	(82)
Net gain (loss) on sales	198	(48)	215	(21)

Ending balance	$2,026	$1,488	$2,026	$1,488

The following table presents the breakout of real estate owned and repossessed assets by type at the dates indicated:

	December 31,	June 30,
	2014	2014
	(In thousands)
One to four family residential properties	$658	$524
Land	—	220
Commercial real estate	1,368	—
Personal property	—	66

	$2,026	$810

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae (FNMA), and Freddie Mac (FHLMC) are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $218.5 million and $235.2 million at December 31, 2014 and June 30, 2014, respectively.

Mortgage servicing rights for the periods shown are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,204	$1,353	$1,266	$1,434
Additions	19	22	40	63
Amortization	(84)	(112)	(167)	(235)
Valuation recovery	—	—	—	1
Balance at end of period	$1,139	$1,263	$1,139	$1,263

The aggregate change in valuation allowance for mortgage servicing rights for the periods shown are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$—	$—	$—	$(1)
Recoveries	—	—	—	1
Balance at end of period	$—	$—	$—	$—

The key economic assumptions used in determining the fair value of mortgage servicing rights at the dates indicated are as follows:

	December 31,	June 30,
	2014	2014

Constant prepayment rate	11.88%	10.70%
Weighted-average life (years)	5.8	6.3
Yield to maturity discount	9.62%	9.99%

The fair values of mortgage servicing rights were approximately $1.9 million and $2.2 million at December 31, 2014 and June 30, 2014, respectively.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Mortgage Servicing Rights (continued)

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Servicing fees	$142	$154	$290	$306
Late fees	5	6	11	12

Note 6 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2014 and June 30, 2014, was $71.7 million and $64.9 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted- Average Interest Rate	December 31, 2014	Weighted- Average Interest Rate	June 30, 2014
	(In thousands)
Savings	0.04%	$208,015	0.04%	$84,394
Transaction accounts	0.01%	177,216	0.01%	172,708
Insured money market accounts	0.18%	216,234	0.18%	209,605
Certificates of deposit and jumbo certificates	0.88%	139,359	0.82%	133,692

		$740,824		$600,399

Weighted-average interest rate		0.23%		0.25%

The Bank held $128.8 million in deposits, concentrated mainly in savings accounts, as of December 31, 2014, attributable to deposits made in anticipation of participating in the Company's stock offering that was consummated on January 29, 2015.

Maturities of certificates at the dates indicated are as follows:

	December 31, 2014	June 30, 2014
	(In thousands)
Within one year or less	$60,944	$68,988
After one year through two years	39,827	31,108
After two years through three years	15,534	12,486
After three years through four years	8,619	6,689
After four years through five years	14,203	14,292
After five years	232	129

	$139,359	$133,692

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Deposits (continued)

Deposits at December 31, 2014 and June 30, 2014, include $37.0 million and $38.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $40.8 million and $37.4 million were pledged as collateral for these deposits at December 31, 2014 and June 30, 2014, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Savings	$10	$10	$19	$20
Transaction accounts	2	2	5	5
Insured money market accounts	97	88	191	176
Certificates of deposit and jumbo certificates	273	285	538	588
	$382	$385	$753	$789

Note 7 - Borrowings

FHLB Borrowings
First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has a short-term, variable-rate revolving cash management advance (CMA) which matures in February 2015. All borrowings are secured by pledged collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $206.8 million and $209.7 million and investment securities with a carrying value of $8.6 million and $10.0 million at December 31, 2014 and June 30, 2014, respectively.

FHLB advances outstanding at the dates indicated were as follows:

	December 31,	June 30,
	2014	2014
	(In thousands)
Long-term advances	$89,924	$89,924
CMA advance	—	15,100

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Borrowings (continued)

There was no CMA short-term, variable-rate advance activity during the three months ended December 31, 2014 and 2013, and, therefore, are not reflected in the following table. The maximum and average outstanding balances and average interest rates on CMA short-term, variable-rate advances were as follows for the periods shown:

	Six Months Ended		Year Ended
	December 31,		June 30,
	2014	2013	2014
	(Dollars in thousands)
Maximum outstanding at any month-end	$1,000	$—	$31,000
Monthly average outstanding	167	—	7,967
Interest expense during the period	1	—	24

Weighted-average daily interest rates
Annual	0.30%	—%	0.29%
Period End	0.27	—	0.30

At December 31, 2014, FHLB long-term, fixed-rate advances are scheduled to mature as follows:

	Weighted-Average Interest Rate	December 31, 2014
	(Dollars in thousands)
Due on or before December 31, 2015	—%	$—
Due on or before December 31, 2016	—	—
Due on or before December 31, 2017	—	—
Due on or before December 31, 2018	2.67	19,924
Thereafter	3.40	70,000
		$89,924

At June 30, 2014, FHLB long-term, fixed-rate advances are scheduled to mature as follows:

	Weighted-Average Interest Rate	June 30, 2014
	(Dollars in thousands)
Due on or before June 30, 2015	—%	$—
Due on or before June 30, 2016	—	—
Due on or before June 30, 2017	—	—
Due on or before June 30, 2018	2.71	6,924
Thereafter	3.28	83,000
		$89,924

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Borrowings (continued)

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows for the periods shown:

	Three Months Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2014	2013	2014	2013	2014
	(Dollars in thousands)
Maximum outstanding at any month-end	$89,924	$99,924	$89,924	$99,924	$99,924
Monthly average outstanding	89,924	99,924	89,924	99,924	96,591
Interest expense during the period	733	826	1,467	1,652	3,163

Weighted-average interest rates
Annual	3.24%	3.28%	3.24%	3.28%	3.26%
Period End	3.24	3.28	3.24	3.28	3.24

Note Payable
At December 31, 2014, Craft3 Development IV, LLC, a subsidiary of First Federal, held a fixed-rate promissory note from Craft3, Inc. in the amount of $109,000. Simple interest of 4.50% per annum is calculated on the outstanding principal balance and is due monthly. Interest expense of $1,000 was recorded during both the three months ended December 31, 2014 and 2013. Interest expense of $2,000 was recorded during both the six months ended December 31, 2014 and 2013. The entire unpaid principal balance plus any remaining interest due is payable on July 1, 2015.

Note 8 - Federal Taxes on Income

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

As of December 31, 2014 and June 30, 2014, the balance sheet included net deferred tax liabilities of $1.3 million and $1.1 million, respectively. Our primary deferred tax asset relates to the allowance for loan losses and our primary deferred tax liabilities relate to our FHLB stock and depreciation.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. First Federal evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was no valuation allowance at December 31, 2014 or June 30, 2014.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Federal Taxes on Income (continued)

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

First Federal complied with the various regulatory provisions of the New Markets Tax Credit program and, therefore, will earn approximately $296,000 of credits that will be claimed on First Federal's current-year tax return. Additionally, as of December 31, 2014, there were tax credit carryforwards of $467,000 that begin to expire in 2021.

First Federal applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. First Federal had no unrecognized tax assets at December 31, 2014 and June 30, 2014. During the six months ended December 31, 2014 and the year ended June 30, 2014, First Federal recognized no interest and penalties. First Federal recognizes interest and penalties in income tax expense. First Federal files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2011.

Note 9 - Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the six months ended December 31, 2014 and the year ended June 30, 2014.

The following financial instruments were outstanding whose contract amounts represent credit risk at the dates indicated:

	December 31,	June 30,
	2014	2014
	(In thousands)
Commitments to grant loans	$141	$191
Standby letters of credit	285	260
Unfunded commitments under lines of credit or existing loans	36,712	38,538

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 - Commitments and Contingencies

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans-to-one-borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At December 31, 2014 and June 30, 2014, First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $475.1 million and $475.8 million, or 95.0% and 94.4%, of First Federal’s total loan portfolio at December 31, 2014 and June 30, 2014, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multifamily, home equity, and one to four family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At December 31, 2014 and June 30, 2014, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $211.8 million and $218.9 million, or 84.0% and 90.4%, of First Federal’s total investment portfolio (including FHLB stock) at December 31, 2014 and June 30, 2014, respectively.

Note 10 - Fair Value Accounting and Measurement

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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Accounting and Measurement (continued)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show First Federal’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$10,037	$—	$10,037
Agency bonds	—	8,766	—	8,766
ABS agency	—	9,816	—	9,816
ABS corporate	—	14,751	—	14,751
SBA	—	27,081	—	27,081
MBS agency	—	121,852	—	121,852
	$—	$192,303	$—	$192,303

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$7,525	$—	$7,525
ABS agency	—	10,140	—	10,140
SBA	—	28,944	—	28,944
MBS agency	—	132,363	—	132,363
	$—	$178,972	$—	$178,972

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Accounting and Measurement (continued)

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

The following tables present First Federal’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Mortgage servicing rights	$—	$—	$1,928	$1,928
Impaired loans	—	—	12,203	12,203
Real estate owned and repossessed assets	—	—	2,026	2,026

	$—	$—	$16,157	$16,157

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Mortgage servicing rights	$—	$—	$2,157	$2,157
Impaired loans	—	—	14,733	14,733
Real estate owned and repossessed assets	—	—	810	810

	$—	$—	$17,700	$17,700

The mortgage servicing rights measured at fair value totals presented in the previous table are evaluated at the tranche level and grouped into two categories--impaired and excess fair value. The impaired group is carried at fair value which was $0 at both December 31, 2014 and June 30, 2014. The remaining fair value at December 31, 2014 and June 30, 2014, of $1.9 million and $2.2 million, respectively, was attributable to the excess fair value group that is carried at amortized cost.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Accounting and Measurement (continued)

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[2]
	(In thousands)
Mortgage servicing rights	$1,928	Discounted cash flows	Key assumptions[1]	N/A
Impaired loans	12,203	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	2,026	Market comparable	Discount to appraisal	0% - 8% (1%)

[1]	Key assumptions include estimated servicing revenues, servicing expenses, prepayment speeds, and discount rates.

[2]	Discount to appraisal disposition value.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[2]
	(In thousands)
Mortgage servicing rights	$2,157	Discounted cash flows	Key assumptions[1]	N/A
Impaired loans	14,733	Market comparable	Discount to appraisal	0% - 35% (6%)
Real estate owned and repossessed assets	810	Market comparable	Discount to appraisal	0% - 10% (1%)

[1]	Key assumptions include estimated servicing revenues, servicing expenses, prepayment speeds, and discount rates.

[2]	Discount to appraisal disposition value.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Accounting and Measurement (continued)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2014
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$139,283	$139,283	$—	$—	$—	$—	$139,283	$139,283
Investment securities available for sale	—	—	192,303	192,303	—	—	192,303	192,303
Investment securities held to maturity	—	—	49,854	51,217	—	—	49,854	51,217
Loans receivable, net					493,536	500,495	493,536	500,495
FHLB stock	—	—	9,843	9,843	—	—	9,843	9,843
Mortgage servicing rights, net	—	—	—	—	1,139	1,928	1,139	1,928
Bank-owned life insurance	—	—	18,089	18,089	—	—	18,089	18,089

Financial liabilities
Demand deposits	$601,465	$601,465	$—	$—	$—	$—	$601,465	$601,465
Time deposits	—	—	139,359	139,698	—	—	139,359	139,698
Borrowings	—	—	90,033	93,110	—	—	90,033	93,110

	June 30, 2014
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$18,960	$18,960	$—	$—	$—	$—	$18,960	$18,960
Investment securities available for sale	—	—	178,972	178,972	—	—	178,972	178,972
Investment securities held to maturity	—	—	53,244	53,982	—	—	53,244	53,982
Loans held for sale	—	—	613	613	—	—	613	613
Loans receivable, net					496,184	505,181	496,184	505,181
FHLB stock	—	—	10,047	10,047	—	—	10,047	10,047
Mortgage servicing rights, net	—	—	—	—	1,266	2,157	1,266	2,157
Bank-owned life insurance	—	—	18,066	18,066	—	—	18,066	18,066

Financial liabilities
Demand deposits	$466,707	$466,707	$—	$—	$—	$—	$466,707	$466,707
Time deposits	—	—	133,692	134,162	—	—	133,692	134,162
Borrowings	—	—	105,133	107,584	—	—	105,133	107,584

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Fair Value Accounting and Measurement (continued)

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2014 and June 30, 2014. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF PORT ANGELES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11 - Subsequent Event

On January 29, 2015, the Bank completed the planned mutual-to-stock conversion and became a wholly owned subsidiary of First Northwest Bancorp, Inc.. In this process, the Company raised approximately $117.8 million in net proceeds from the sale of 12,167,000 common shares in the initial public offering. From the gross proceeds, the Company made a capital contribution of approximately $58.5 million to the Bank.

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

As part of our planned expansion into new markets, we have secured a lease agreement for a proposed full-service branch located in Bellingham, Washington, subject to FDIC and DFI approval. The lease term will be for approximately 20 years with rent payments beginning at $7,500 per month at the time of branch opening, which is estimated to be during the quarter-ended December 2015. The proposed new branch will offer similar deposit, lending, and investment products and services and will utilize technology in the form of interactive teller machines similar to the Silverdale, WA full-service branch location we opened in June 2014.

On January 29, 2015, the Bank completed its mutual-to-stock conversion and became a wholly owned subsidiary of the Company. The Company raised approximately $117.8 million in net proceeds from the sale of 12,167,000 common shares in its initial public offering. From the proceeds the Company made a capital contribution of approximately $58.5 million to the Bank. The Company's stock trades on the NASDAQ under the ticker symbol "FNWB."
Common shares available in the initial public offering were oversubscribed by eligible depositors in the first priority. The ESOP, being in the second priority eligible to purchase stock in the initial public offering, will fill its order of 8% of the common stock, or 1,048,029 shares, in the open market. As of the close of the market on February 11, 2015, the ESOP had purchased 618,000, or 59.0%, of the total shares to be purchased at an average net price per share of $12.33.
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

The noninterest expenses we incur in operating our business consist of salaries and employee benefits and expenses, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, expenses related to real estate and personal property owned and other miscellaneous expenses.

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

Our contribution to the foundation is a non-recurring operating expense that will reduce net income during the quarter ended March 31, 2015. The contribution to the foundation will result in a $5.6 million after-tax expense.

Beginning in fiscal year 2009 and continuing through much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and nonperforming assets, primarily in our residential related loan portfolios. During this period, home sales activity was exceptionally slow and property values generally declined. As the effects of the recent recession became more evident and the pace of the recovery remained slow, our borrowers' ability to service their debt became more difficult, which was reflected in our increased nonperforming asset totals. As a result, during these periods our provision for loan losses was significantly higher than historical levels. This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs, loan charge-offs and valuation adjustments for real estate owned. Beginning in fiscal 2013, home sales activity and real estate values began to modestly improve along with general economic conditions, resulting in materially lower loan charge-offs and write-downs of real estate owned. As a result, during the years ended June 30, 2014 and 2013, and continuing during the six months ended December 31, 2014, our provision for loan losses and our real estate owned and impairment expense decreased significantly compared to prior comparable periods.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Northwest Bancorp.’s Prospectus dated November 12, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 25, 2014.

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Assets. Total assets increased $128.9 million, or 16.2%, to $924.2 million at December 31, 2014, from $795.3 million at June 30, 2014, primarily due to an increase of $120.3 million, or 633.2%, in cash and cash equivalents to $139.3 million at December 31, 2014, attributable to deposits made in anticipation of participating in the Company's initial public stock offering. Net loans, excluding loans held for sale, decreased $2.7 million, or 0.5%, to $493.5 million at December 31, 2014, from $496.2 million at June 30, 2014.

Gross loans, excluding loans held for sale, decreased $3.5 million, or 0.7%, to $500.3 million at December 31, 2014, from $503.8 million at June 30, 2014. The portfolio decline was primarily the result of a reduction in multi-family real estate loans, which declined during the six months ended December 31, 2014 by $7.8 million, or 17.3%, to $37.3 million at December 31, 2014 from $45.1 million at June 30, 2014. This decline in multi-family real estate loans was primarily attributed to $7.1 million of purchased loans serviced by others that paid off prior to maturity. We continue to reduce our reliance on purchased commercial and multi-family real estate loans and focus on organic growth in these portfolios of loans. Commercial real estate loans increased $3.8 million, or 3.0%, to $131.8 million at December 31, 2014 from $128.0 million at June 30, 2014. Commercial business loans decreased $1.2 million, or 6.9%, to $16.3 million at December 31, 2014, from $17.5 million at June 30, 2014. There was an increase in one- to four-family residential loans of $5.8 million, or 2.4%, during the six months ended December 31, 2014.

During the six months ended December 31, 2014, the Company originated $48.0 million of loans, of which $34.1 million, or 71.1%, were originated in the North Olympic Peninsula, $13.1 million, or 27.3%, in the Puget Sound region of Washington, and $760,000, or 1.6%, in other areas in Washington. In addition to loans originated during the six months ended December 31, 2014, the Company purchased a $10.2 million pool of one- to four-family residential loans located in the Puget Sound region of Washington.

Our allowance for loan losses declined $406,000, or 5.0%, from $8.1 million at June 30, 2014 to $7.7 million at December 31, 2014, and the allowance for loan losses as a percentage of total loans declined 0.1% from 1.6% at June 30, 2014, to 1.5% at December 31, 2014. The allowance remained relatively stable as the result of improving asset quality and decreases in nonperforming and classified loans during the six months ended December 31, 2014.

Loans receivable consisted of the following at the dates indicated:

	December 31, 2014	June 30, 2014
	(In thousands)
Real Estate:
One to four family	$247,695	$242,523
Multi-family	37,253	45,100
Commercial real estate	131,839	128,028
Construction and land	19,588	20,497
Total real estate loans	436,375	436,148

Consumer:
Home equity	38,440	40,064
Other consumer	9,212	10,697
Total consumer loans	47,652	50,761

Commercial business loans	16,299	17,532

Total loans	500,326	504,441
Less:
Net deferred loan fees	900	862
Premium on purchased loans, net	(1,776)	(1,290)
Loans held for sale	—	613
Allowance for loan losses	7,666	8,072
Total loans receivable, net	$493,536	$496,184

Nonperforming loans decreased $1.9 million, or 31.7%, to $4.1 million at December 31, 2014, from $6.0 million at June 30, 2014. Nonperforming commercial real estate loans decreased $1.7 million, and nonperforming one- to four-family residential loans decreased $140,000 during the six months ended December 31, 2014, partially offset by increases of $111,000 in nonperforming construction and land loans. Nonperforming loans to total loans declined from 1.2% at June 30, 2014 to 0.8% at December 31, 2014. Real estate owned and repossessed assets increased $1.2 million to $2.0 million at December 31, 2014, from $810,000 at June 30, 2014. The decrease in nonperforming commercial real estate loans and increase in real estate owned and repossessed assets was primarily a result of approximately $1.4 million in commercial real estate secured by a commercial real estate property located in Spokane Valley, Washington that was transferred to real estate owned during the quarter ended December 31, 2014. Our allowance for loan losses was $7.7 million and $8.1 million, or 1.5% and 1.6% of gross loans receivable, at December 31, 2014 and June 30, 2014, respectively. The allowance for loan losses as a percentage of nonaccruing loans increased 37.2% from 135.3% at June 30, 2014 to 185.6% at December 31, 2014.
At December 31, 2014, there were $9.8 million in restructured loans, of which $7.9 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $3.0 million, or 21.6%, to $10.9 million at December 31, 2014, from $13.9 million at June 30, 2014.
Loans 30 days or more past due increased $2.6 million, or 92.9%, to $5.4 million at December 31, 2014, from $2.8 million at June 30, 2014, primarily due to select one- to four-family residential mortgages that pay one month behind their due date and become 30-59 days past due during months with 31 days.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	December 31, 2014	June 30, 2014
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$3,403	$3,543
Commercial real estate	223	1,913
Construction and land	238	127
Total real estate loans	3,864	5,583

Consumer loans:
Home equity	196	340
Other	71	41
Total consumer loans	267	381

Total nonaccruing loans	4,131	5,964

Real estate owned:
One- to four-family	658	524
Commercial real estate	1,368	—
Construction and land	—	220
Total real estate owned	2,026	744

Repossessed automobiles and recreational vehicles	—	66

Total nonperforming assets	$6,157	$6,774

TDR loans:
One- to four-family	$5,569	$5,939
Multi-family	638	728
Commercial real estate	2,605	4,456
Total real estate loans	8,812	11,123

Home equity	565	615
Commercial business	421	426
Total restructured loans	$9,798	$12,164

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.8%	1.2%
Nonperforming TDRs included in total restructured loans above	$1,907	$3,536

At December 31, 2014, the securities portfolio increased $10.0 million, or 4.3%, to $242.2 million at December 31, 2014, from $232.2 million at June 30, 2014. Mortgage-backed securities represented the largest portion of our investment portfolio and were $155.3 million at December 31, 2014, a decrease of $13.4 million, or 7.9%, from $168.7 million at June 30, 2014, due to maturities and principal repayments. Other investment securities, including municipal bonds, were $86.9 million at December 31, 2014, an increase of $23.4 million, or 36.8% from $63.5 million at June 30, 2014.

Liabilities. Total liabilities increased $126.8 million, or 17.8%, to $841.1 million at December 31, 2014, from $714.3 million at June 30, 2014. This increase was primarily the result of deposit account balances increasing $140.4 million, or 23.4%, to $740.8 million at December 31, 2014, from $600.4 million at June 30, 2014, as a result of deposits made in anticipation of participating in the Bank's mutual to stock conversion. Transaction and savings account deposits increased $134.8 million, or 28.9%, to $601.5 million at December 31, 2014 from $466.7 million at June 30, 2014, while certificates of deposit increased $5.7 million, or 4.2%, during this period. The change in the mix of deposits also reflects the continued impact of the historically low-rate environment as depositors prefer the liquidity of savings and money market products as compared to time deposits.

Borrowings consisting primarily of long term advances for the Federal Home Loan Bank, decreased $15.1 million, or 14.4%, from $105.1 million at June 30, 2014 to $90.0 million at December 31, 2014, as Federal Home Loan Bank cash management advances were repaid. Total borrowings at December 31, 2014 consisted primarily of long term advances from the FHLB.

Equity. Total equity increased $2.0 million, or 2.5%, to $83.0 million at December 31, 2014, from $81.0 million at June 30, 2014. The increase was a result of $1.7 million in net income and a slight increase in other comprehensive income associated with changes in the market value of the available for sale investment portfolio.

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and 2013

General. Net income for the three months ended December 31, 2014 was $882,000 compared to net income of $857,000 for the three months ended December 31, 2013, an increase of $25,000, or 2.9%. The increase in net income was primarily the result of a $223,000 increase in net interest income and a decrease in the provision for income taxes of $79,000 partially offset by decreases in noninterest income of $180,000 and increases in noninterest expense of $96,000.

Net Interest Income. Net interest income increased $223,000 to $5.6 million for the three months ended December 31, 2014, from $5.4 million for the three months ended December 31, 2013. The increase was the result of an increase in interest income coupled with a decrease in interest expense.

The net interest margin increased one basis point to 2.87% for the three months ended December 31, 2014, from 2.86% for the same period in 2013. The net interest margin remained stable primarily due to a decrease in the yield on average net loans receivable of 17 basis points offset by an increase of $16.0 million, or 3.4%, in the average balance of net loans receivable along with a 38 basis point improvement in the average yield on the mortgage-backed securities portfolio to 1.91% for the three months ended December 31, 2014 from 1.53% for the three months ended December 31, 2013. Net interest margin was also adversely affected by the substantial increase in cash and cash equivalents invested at nominal interest rates. Of the $223,000 increase in net interest income during the three months ended December 31, 2014 compared to the same period in 2013, $277,000 was the result of an increase in volume partially offset by a $54,000 decline from the changes in rates. The cost of average interest-bearing liabilities decreased eight basis points to 0.69% for the three months ended December 31, 2014, compared to 0.77% for the same period in the prior year, due primarily to the decreased cost of FHLB borrowings and a decline in certificates of deposit.

Interest Income. Total interest income increased $127,000, or 1.9%, to $6.7 million for the three months ended December 31, 2014 from $6.6 million for the comparable period in 2013. Interest income on loans decreased $14,000, or 0.2%, during the three months ended December 31, 2014, primarily reflecting a decrease in loan yields of 17 basis points for three months ended December 31, 2014 compared to the three months ended December 31, 2013, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $61,000 to $330,000 for the three months ended December 31, 2014 compared to $269,000 for the three months ended December 31, 2013. The average balance of our investment securities increased $11.3 million to $71.2 million for the three months ended December 31, 2014 compared to $59.9 million for the three months ended December 31, 2013. The yield on investment securities for the three months ended December 31, 2014 increased five basis points due primarily to higher reinvestment rates available in 2014.

Interest income on mortgage backed securities increased $73,000 primarily due to an increase of 38 basis points in average yields from 1.53% for the three months ended December 31, 2013 to 1.91% for the three months ended December 31, 2014. The average balance of mortgage-backed securities decreased as cash flows were partially redeployed primarily to fund loan growth and, to a lesser extent, other investment securities.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended December 31,
	2014		2013
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$485,595	4.62%	$469,608	4.79%	$(14)
Investment securities	71,213	1.85	59,867	1.80	61
Mortgage-backed securities	158,710	1.91	178,456	1.53	73
FHLB stock	9,920	0.08	10,305	0.08	—
Cash and due from banks	54,243	0.16	33,207	0.18	7
Total interest-earning assets	$779,681	3.45	$751,443	3.51	$127

Interest Expense. Total interest expense decreased $96,000, or 8.1%, to $1.1 million for the three months ended December 31, 2014, compared to $1.2 million for the three months ended December 31, 2013. Deposit costs decreased $3,000, or 0.8%, primarily due to a decline in the average balance of certificates of deposit, which resulted in a decrease in interest rates paid. The average balance of interest-bearing deposits increased $28.3 million, or 5.3%, to $560.5 million for the three months ended December 31, 2014 from $532.2 million at the three months ended December 31, 2013. This increase was attributable to increases in the average balances for transaction accounts of $1.6 million, savings accounts of $27.4 million, and money market accounts of $12.3 million partially offset by a $13.1 million decrease in the average balance of certificates of deposit. Contributing to the increase in money market accounts was a promotional rate offering to assist in our efforts to increase customer deposit balances in new and existing markets.

With rates at historically low levels there has been little incentive for depositors to extend maturities and reduce the liquidity associated with savings and money market products by renewing maturing certificates of deposit. The average cost of all deposit products decreased for the three months ended December 31, 2014, with certificates of deposit increasing by four basis points and savings accounts declining by one basis point respectively, while the cost of money market deposits and transaction accounts remained unchanged for the three months ended December 31, 2014 and 2013. Borrowing costs declined $93,000 to $734,000 for the three months ended December 31, 2014 from $827,000 for the same period last year due to the maturity of $10.0 million long-term FHLB advances and the use of less expensive borrowings on our FHLB CMA account for short-term business cash flow needs.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended December 31,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$110,366	0.04%	$83,002	0.05%	$—
Transaction accounts	105,785	0.01	104,143	0.01	—
Money market accounts	213,383	0.18	201,048	0.18	9
Certificates of deposit	130,951	0.83	144,030	0.79	(12)
Borrowings	90,033	3.26	100,033	3.31	(93)
Total interest-bearing liabilities	$650,518	0.69	$632,256	0.77	$(96)

Provision for Loan Losses. There was no provision for loan losses during the three months ended December 31, 2014, compared to a small recapture of $1,000 for the three months ended December 31, 2013. This was primarily due to continued improvement in our asset quality as reflected in the decrease in nonperforming loans as a percent of loans, from 1.5% at December 31, 2013 to 0.8% at December 31, 2014. The improvements in delinquencies and nonperforming loans are attributed to the improving economic conditions allowing some borrowers to improve their financial condition. Management considers the allowance for loan losses at December 31, 2014 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	For the Three Months Ended December 31,
	2014	2013
	(Dollars in thousands)
Provision for (recapture of) loan losses	$—	$(1)
Net charge-offs	(317)	(379)
Allowance for loan losses	7,666	7,802
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.5%	1.6%
Total nonaccruing loans	4,131	7,179
Allowance for loan losses as a percentage of nonaccrual loans at end of period	185.6%	108.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.8%	1.5%
Total loans	$500,326	$477,559

Noninterest Income. Noninterest income decreased $180,000, from $1.2 million for the three months ended December 31, 2013 to $979,000 for the three months ended December 31, 2014. Loan and deposit service fees decreased $88,000, or 9.6%, to $824,000 for the three months ended December 31, 2014, mainly due to lower fees related to income received on customer check orders, lower volumes of non-sufficient funds (NSF) activity, and income related to VISA transactions. Decreases in the gain on sale of loans of $110,000 during the three months ended December 31, 2014, compared to the same period in 2013, was attributable to a planned reduction in loan sales activity during the quarter in order to increase interest earned on loans receivable.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$824	$912	$(88)	(9.6)%
Mortgage servicing fees, net of amortization	60	42	18	42.9
Net gain on sale of loans	41	151	(110)	(72.8)
Increase in cash surrender value of bank-owned life insurance	(16)	(25)	9	(36.0)
Other income	70	79	(9)	(11.4)
Total noninterest income	$979	$1,159	$(180)	(15.5)%

Noninterest Expense. Noninterest expense increased $96,000, or 1.8%, to $5.4 million for the three months ended December 31, 2014, compared to $5.3 million for the three months ended December 31, 2013. This increase was primarily due to an increase in compensation and benefits of $330,000, and data processing and occupancy and equipment expense of $84,000 and $30,000, respectively, partially offset by a $294,000 decline in real estate owned and repossessed assets expense, net. Additional staffing has been added in connection with our branch expansion into Kitsap County, and the Company has increased staffing in the credit administration, production and other support areas to manage its growth and improve approval times for loans. As a result, full-time equivalent employees increased to 170 at December 31, 2014 from 165 at December 31, 2013. Compensation and benefits during the quarter ended December 31, 2014, also increased compared to the comparable period in 2013 as a result of additional accruals of $69,000 to the Company's pension benefit plan compared to accruals recorded in the comparable period in 2013, as well as a result of certain market rate and merit increase adjustments for employees and management. Expenses related to real estate owned and repossessed assets declined as the Company realized gains primarily on the sale of one- to four-family residential properties in excess of write-downs for the three and six months ended December 31, 2014 as compared to the same periods in 2013.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,049	$2,719	$330	12.1%
Real estate owned and repossessed assets (income) expense, net	(146)	148	(294)	(198.6)
Data processing	622	538	84	15.6
Occupancy and equipment	768	738	30	4.1
Supplies, postage, and telephone	171	181	(10)	(5.5)
Regulatory assessments and state taxes	78	102	(24)	(23.5)
Advertising	144	147	(3)	(2.0)
Professional fees	128	194	(66)	(34.0)
FDIC insurance premium	131	130	1	0.8
Other	497	449	48	10.7
Total	$5,442	$5,346	$96	1.8%

Provision for Income Tax. An income tax expense of $256,000 was recorded for net income for the three months ended December 31, 2014 compared to an income tax expense of $335,000 for the three months ended December 31, 2013. This was generally due to a decrease in income before taxes of $54,000.

Comparison of Results of Operations for the Six Months Ended December 31, 2014 and 2013

General. Net income for the six months ended December 31, 2014 was $1.7 million compared to net income of $1.5 million for the six months ended December 31, 2013, an increase of $194,000, or 12.6%. The increase in net income was primarily the result of a $616,000 increase in net interest income and a $432,000 decline in the provision for loan losses offset by a decrease in noninterest income of $180,000 and increases in noninterest expense of $647,000 and in the provision for income taxes of $27,000.

Net Interest Income. Net interest income increased $616,000 to $11.1 million for the six months ended December 31, 2014, from $10.5 million for the six months ended December 31, 2013. The increase was the result of an increase in interest income coupled with a decrease in interest expense.

Net interest margin increased 12 basis points to 2.91% for the six months ended December 31, 2014, from 2.79% for the same period in 2013, primarily due to the $24.4 million, or 5.3%, increase in average net loans receivable. The redistribution of interest-earning assets from investments to loans improved the yield, and increases in the yield on the investment portfolio more than offset a 19 basis point decrease in yield on the loan portfolio. Of the $616,000 increase in net interest income during the six months ended December 31, 2014 compared to the same period in 2013, $679,000 was the result of an increase in volume partially offset by a $63,000 decline from the changes in rates. The cost of average interest-bearing liabilities decreased seven basis points to 0.70% for the six months ended December 31, 2014, compared to 0.77% for the same period in the prior year, due primarily to the decreased cost of FHLB borrowings and a decline in the average balance of certificates of deposit.

Interest Income. Total interest income increased $396,000, or 3.1%, to $13.3 million for the six months ended December 31, 2014 from $13.0 million for the comparable period in 2013. Interest income on loans increased $117,000, or 1.1%, during the six months ended December 31, 2014, primarily reflecting an increase of $24.4 million in the average balance of net loans receivable outstanding compared to the comparable period in 2013. During the six months ended December 31, 2014, average loan yields decreased 19 basis points compared to the six months ended December 31, 2013, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $92,000 to $647,000 for the six months ended December 31, 2014 compared to $555,000 for the six months ended December 31, 2013. The average balance of the investment securities increased $5.8 million to $67.1 million for the six months ended December 31, 2014 compared to $61.3 million for the six months ended December 31, 2013. The yield on investment securities for the six months ended December 31, 2014 increased 12 basis points due primarily to higher reinvestment rates available in 2014.

Interest income on mortgage backed securities increased $189,000 primarily due to an increase of 42 basis points in average yields from 1.47% for the six months ended December 31, 2013 to 1.89% for the six months ended December 31, 2014. The average balance of mortgage-backed securities decreased as cash flows were partially redeployed primarily to fund loan growth and, to a lesser extent, other investment securities.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended December 31,
	2014		2013
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$487,425	4.57%	$463,018	4.76%	$117
Investment securities	67,130	1.93	61,282	1.81	92
Mortgage-backed securities	162,028	1.89	183,250	1.47	189
FHLB stock	9,971	0.10	10,353	0.10	—
Cash and due from banks	38,469	0.14	35,532	0.16	(2)
Total interest-earning assets	$765,023	3.49	$753,435	3.44	$396

Interest Expense. Total interest expense decreased $220,000, or 9.0%, to $2.2 million for the six months ended December 31, 2014, compared to $2.4 million for the six months ended December 31, 2013. Deposit costs decreased $36,000, or 4.6%, primarily due to a decline in the average balance of certificates of deposit, which resulted in a decrease in interest paid. The average balance of interest-bearing deposits increased $13.0 million, or 2.4%, to $546.1 million for the six months ended December 31, 2014 from $533.1 million for the six months ended December 31, 2013. This increase was attributable to increases in the average balances for transaction accounts of $2.1 million, savings accounts of $14.6 million, and money market accounts of $11.0 million partially offset by a decrease in the average balance of certificates of deposit of $14.6 million. With rates at historically low levels there has been little incentive for depositors to extend maturities and reduce the liquidity associated with savings and money market products by renewing maturing certificates of deposit. The average cost of all deposit products decreased for the six months ended December 31, 2014, with certificates of deposit decreasing by two basis points, while the cost of money market deposits and transaction accounts remained unchanged at 0.18% and 0.01% for the six months ended December 31, 2014 and 2013, respectively. Borrowing costs declined $184,000 to $1.5 million for the six months ended December 31, 2014 from $1.7 million for the same period last year due to the maturity of $10.0 million long-term FHLB advances and the use of less expensive borrowings on the FHLB CMA account for short-term business cash flow needs.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended December 31,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$97,675	0.04%	$83,124	0.05%	$(1)
Transaction accounts	104,895	0.01	102,840	0.01	—
Money market accounts	212,009	0.18	201,031	0.18	15
Certificates of deposit	131,486	0.82	146,102	0.80	(50)
Borrowings	90,742	3.24	100,033	3.31	(184)
Total interest-bearing liabilities	$636,807	0.70	$633,130	0.77	$(220)

Provision for Loan Losses. There was no provision for loan losses during the six months ended December 31, 2014, compared to $432,000 for the six months ended December 31, 2013. This was primarily due to improving asset quality as reflected in the decrease in nonperforming loans as a percent of loans from 1.5% at December 31, 2013 to 0.8% at December 31, 2014, as well as a decline in net charge-offs. The improvements in delinquencies and nonperforming loans are attributed to the improving economic conditions allowing some borrowers to improve their financial condition. The improvement in net charge-offs reflects the improvement in real estate values in our market areas.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	For the Six Months Ended December 31,
	2014	2013
	(Dollars in thousands)
Provision for loan losses	$—	$432
Net (charge-offs) recoveries	(406)	(604)
Allowance for loan losses	7,666	7,802
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.5%	1.6%
Total nonaccruing loans	4,131	7,179
Allowance for loan losses as a percentage of nonaccrual loans at end of period	185.6%	108.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.8%	1.5%
Total loans	$500,326	$477,559

Noninterest Income. Noninterest income decreased $180,000 from $2.3 million for the six months ended December 31, 2013 to $2.1 million for the six months ended December 31, 2014. Loan and deposit service fees decreased $114,000, or 6.4%, to $1.7 million for the six months ended December 31, 2014, mainly due to lower NSF fees on deposit accounts and lower fees related to income received on customer check orders. Decreases in the gain on sale of loans of $216,000 during the six months ended December 31, 2014, compared to the same period in 2013, was attributable to a planned reduction in loan sales activity during the period and decreases in the overall volume of originations of loans held for sale.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,659	$1,773	$(114)	(6.4)%
Mortgage servicing fees, net of amortization	133	75	58	77.3
Net gain on sale of loans	138	354	(216)	(61.0)
Net (loss) gain on sale of investment securities	—	(68)	68	(100.0)
Increase in cash surrender value of bank-owned life insurance	23	15	8	53.3
Other income	168	152	16	10.5
Total noninterest income	$2,121	$2,301	$(180)	(7.8)%

Noninterest Expense. Noninterest expense increased $647,000, or 6.3%, to $11.0 million for the six months ended December 31, 2014, compared to $10.3 million for the six months ended December 31, 2013. This increase was primarily due to an increase in compensation and benefits of $735,000, and data processing and occupancy and equipment expense of $200,000 and $115,000, respectively partially offset by a $224,000 decline in real estate owned and repossessed assets expense, net. Additional staffing has been added in connection with the branch expansion into Kitsap County, and the Company has increased the staffing in the credit administration, production and other support areas to manage its growth and improve approval times for loans. Compensation and benefits during the six months ended December 31, 2014 also increased compared to the comparable period in 2013 as a result of additional accruals of $215,000 to the Company's pension benefit plan compared to accruals recorded in the comparable period in 2013, as well as certain market rate and merit increase adjustments for employees and management.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,089	$5,354	$735	13.7%
Real estate owned and repossessed assets expenses, net	(62)	162	(224)	(138.3)
Data processing	1,232	1,032	200	19.4
Occupancy and equipment	1,562	1,447	115	7.9
Supplies, postage, and telephone	331	368	(37)	(10.1)
Regulatory assessments and state taxes	163	209	(46)	(22.0)
Advertising	272	276	(4)	(1.4)
Professional fees	297	380	(83)	(21.8)
FDIC insurance premium	267	281	(14)	(5.0)
Other	808	803	5	0.6
Total	$10,959	$10,312	$647	6.3%

Provision for Income Tax. An income tax expense of $555,000 was recorded for net income for the six months ended December 31, 2014 compared to an income tax expense of $528,000 for the six months ended December 31, 2013. This was generally due to an increase in income before taxes of $221,000.

Average Balances, Interest and Average Yields/Cost
The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2014. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2014	Three Months Ended December 31,						Six Months Ended December 31,
		2014			2013			2014			2013
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.67%	$485,595	$5,606	4.62%	$469,608	$5,620	4.79%	$487,425	$11,135	4.57%	$463,018	$11,018	4.76%
Investment securities	2.30	71,213	330	1.85	59,867	269	1.80	67,130	647	1.93	61,282	555	1.81
Mortgage-backed securities	2.01	158,710	757	1.91	178,456	684	1.53	162,028	1,533	1.89	183,250	1,344	1.47
FHLB dividends	0.10	9,920	2	0.08	10,305	2	0.08	9,971	5	0.10	10,353	5	0.10
Cash and cash equivalents	0.11	54,243	22	0.16	33,207	15	0.18	38,469	27	0.14	35,532	29	0.16
Total interest-earning assets (2)	3.24	779,681	6,717	3.45	751,443	6,590	3.51	765,023	13,347	3.49	753,435	12,951	3.44

Interest-bearing liabilities:
Savings accounts	0.04	$110,366	$10	0.04	$83,002	10	0.05	$97,675	$19	0.04	$83,124	20	0.05
Transaction accounts	0.01	105,785	2	0.01	104,143	2	0.01	104,895	5	0.01	102,840	5	0.01
Money market accounts	0.18	213,383	97	0.18	201,048	88	0.18	212,009	191	0.18	201,031	176	0.18
Certificates of deposit	0.88	130,951	273	0.83	144,030	285	0.79	131,486	538	0.82	146,102	588	0.80
Total deposits	0.23	560,485	382	0.27	532,223	385	0.29	546,065	753	0.28	533,097	789	0.30
Borrowings	3.24	90,033	734	3.26	100,033	827	3.31	90,742	1,470	3.24	100,033	1,654	3.31
Total interest-bearing liabilities	0.55	650,518	1,116	0.69	632,256	1,212	0.77	636,807	2,223	0.70	633,130	2,443	0.77

Net interest income			$5,601			$5,378			$11,124			$10,508
Net interest rate spread	2.69			2.76			2.74			2.79			2.67
Net earning assets		$129,163			$119,187			$128,216			$120,305
Net interest margin (3)				2.87			2.86			2.91			2.79
Average interest-earning assets to average interest-bearing liabilities		119.9%			118.9%			120.1%			119.0%
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

	Three Months Ended December 31, 2014 vs. 2013			Six Months Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$191	$(205)	$(14)	$581	$(464)	$117
Investment and mortgage-backed securities	(25)	159	134	(103)	384	281
Other(1)	10	(3)	7	2	(4)	(2)
Total interest-earning assets	$176	$(49)	$127	$480	$(84)	$396

Interest-bearing liabilities:
Savings accounts	$3	$(3)	$—	$4	$(5)	$(1)
Money market accounts	5	4	9	10	5	15
Certificates of deposit	(26)	14	(12)	(59)	9	(50)
Borrowings	(83)	(10)	(93)	(154)	(30)	(184)
Total interest-bearing liabilities	$(101)	$5	$(96)	$(199)	$(21)	$(220)

Net change in interest income	$277	$(54)	$223	$679	$(63)	$616

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2014 and the year ended June 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2014, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$60,944	$55,361	$22,822	$232	$139,359
FHLB advances	—	—	19,924	70,000	89,924
Operating leases	54	106	53	—	213
Borrower taxes and insurance	810	—	—	—	810
Deferred compensation	78	139	—	46	263
Total contractual obligations	$61,886	$55,606	$42,799	$70,278	$230,569

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2014:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$106	$106
Adjustable-rate	35	35
Unfunded commitments under lines of credit or existing loans	36,712	36,712
Standby letters of credit	285	285
Total	$37,138	$37,138

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $139.3 million. The amount of cash and cash equivalents held at December 31, 2014 was mainly due to deposits made in anticipation of participating in the Company's initial public offering. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $192.3 million at December 31, 2014. In addition, at December 31, 2014, we had excess FHLB stock of $5.7 million and have pledged collateral to support borrowings of $90.0 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of December 31, 2014.

At December 31, 2014, we had $141,000 in loan commitments outstanding, and an additional $37.0 million in undisbursed loans and standby letters of credit.

Certificates of deposit due within one year of December 31, 2014 totaled $60.9 million, or 43.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Based on its capital levels at December 31, 2014, First Federal exceeded these requirements as of that date and continues to exceed them as of the date of this report. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2014, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at December 31, 2014.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$81,390	10.0%	$32,624	4.0%	$40,779	5.0%
Tier 1 Capital to risk-weighted assets(2)	81,390	18.8	N/A		26,014	6.0
Total Capital to risk-weighted assets(2)	86,840	20.0	34,685	8.0	43,357	10.0
______________

(1)	Based on total adjusted assets of $815.6 million.
(2)    Based on risk-weighted assets of $433.6 million.
On January 29, 2015, First Northwest Bancorp became the holding company for First Federal Savings and Loan Association of Port Angeles in connection with the completion of the Bank’s conversion from the mutual to the stock form of organization and the Company’s related public stock offering. In the offering, the Company sold 12,167,000 shares of common stock at a price of $10 per share, and received net offering proceeds of approximately $117.8 million. Following the offering and the contribution to the foundation the Company has 13,100,360 shares of common stock outstanding. From the proceeds, the Company made a capital contribution of approximately $58.5 million to the Bank. The Company’s stock trades on NASDAQ under the ticker symbol “FNWB.”

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated November 12, 2014, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 25, 2014. As of December 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

FIRST NORTHWEST BANCORP

Date: February 13, 2015	/s/ Laurence J. Hueth
Laurence J. Hueth
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2015	/s/ Regina M. Wood
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.