Form 10-Q
period 2015-03-31
First Northwest Bancorp
filed 2015-05-13
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2015, there were 13,100,360 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2015	June 30, 2014

Cash and due from banks	$10,544	$14,228
Interest-bearing deposits in banks	31,523	4,732
Investment securities available for sale, at fair value	290,372	178,972
Investment securities held to maturity, at amortized cost	63,173	53,244
Loans held for sale	342	613
Loans receivable (net of allowance for loan losses of $7,424 and $8,072)	493,178	496,184
Federal Home Loan Bank (FHLB) stock, at cost	9,737	10,047
Accrued interest receivable	2,589	2,272
Premises and equipment, net	12,114	12,287
Mortgage servicing rights, net	1,170	1,266
Bank-owned life insurance, net	18,129	18,066
Real estate owned and repossessed assets	1,835	810
Prepaid expenses and other assets	2,063	2,571

Total assets	$936,769	$795,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$644,664	$600,399
Borrowings	90,033	105,133
Deferred tax liability, net	—	1,110
Accrued interest payable	261	262
Accrued expenses and other liabilities	8,724	6,355
Advances from borrowers for taxes and insurance	1,440	1,038

Total liabilities	745,122	714,297

Stockholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 13,100,360 at March 31, 2015, and none at June 30, 2014	131	—
Additional paid-in capital	126,817	—
Retained earnings	73,815	79,663
Accumulated other comprehensive income, net of tax	1,852	1,332
Unearned employee stock ownership plan (ESOP) shares	(10,968)	—

Total stockholders' equity	191,647	80,995

Total liabilities and stockholders' equity	$936,769	$795,292

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans receivable	$5,481	$5,604	$16,616	$16,622
Interest on mortgage-backed and related securities	836	848	2,369	2,192
Interest on investment securities	509	291	1,156	846
Interest-bearing deposits and other	62	8	89	37
FHLB dividends	3	3	8	8

Total interest income	6,891	6,754	20,238	19,705
INTEREST EXPENSE
Deposits	443	380	1,196	1,169
Borrowings	719	792	2,189	2,446

Total interest expense	1,162	1,172	3,385	3,615

Net interest income	5,729	5,582	16,853	16,090
PROVISION FOR LOAN LOSSES	—	367	—	799
Net interest income after provision for loan losses	5,729	5,215	16,853	15,291
NONINTEREST INCOME
Loan and deposit service fees	843	842	2,502	2,615
Mortgage servicing fees, net of amortization	93	37	226	112
Net gain on sale of loans	198	182	336	536
Net gain (loss) on sale of investment securities	—	6	—	(62)
Increase in cash surrender value of bank-owned life insurance	40	39	63	54
Other income	119	54	287	206
Total noninterest income	1,293	1,160	3,414	3,461
NONINTEREST EXPENSE
Compensation and benefits	3,396	3,128	9,485	8,482
Real estate owned and repossessed assets expense, net	97	168	35	330
Data processing	626	585	1,858	1,617
Occupancy and equipment	721	737	2,283	2,184
Supplies, postage, and telephone	168	154	499	522
Regulatory assessments and state taxes	84	85	247	294
Advertising	99	158	314	332
Charitable contributions	9,777	43	9,834	145
Professional fees	265	221	562	601
FDIC insurance premium	138	140	405	421
Other	390	405	1,198	1,208
Total noninterest expense	15,761	5,824	26,720	16,136
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
INCOME TAXES	(8,739)	551	(6,453)	2,616
(BENEFIT) PROVISION FOR INCOME TAXES	(1,160)	92	(605)	620
NET (LOSS) INCOME	$(7,579)	$459	$(5,848)	$1,996

Basic and diluted loss per share	$(0.58)	na (1)	$(0.45)	na (1)

(1) Not applicable as no shares were issued during these periods.

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

NET (LOSS) INCOME	$(7,579)	$459	$(5,848)	$1,996

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss), net of taxes of
$124, $30, $273, and $(437), respectively	237	65	520	(848)
Reclassification adjustments for (gains) losses on sale
of securities, net of taxes of $0, $(2), $0,
and $21, respectively	—	(4)	—	41

Other comprehensive income (loss), net of tax	237	61	520	(807)

COMPREHENSIVE (LOSS) INCOME	$(7,342)	$520	$(5,328)	$1,189

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2015 and 2014
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Equity
	Shares	Amount

BALANCE, June 30, 2013	—	$—	$—	$76,995	$—	$1,628	$78,623

Net income				1,996			1,996
Other comprehensive loss, net of tax						(807)	(807)

BALANCE, March 31, 2014	—	$—	$—	$78,991	$—	$821	$79,812

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net loss				(5,848)			(5,848)
Other comprehensive income, net of tax						520	520
Proceeds from stock offering, net of expenses	13,100,360	131	126,817				126,948
Unearned employee stock ownership plan shares					(10,968)		(10,968)

BALANCE, March 31, 2015	13,100,360	$131	$126,817	$73,815	$(10,968)	$1,852	$191,647

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,848)	$1,996
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	731	836
Amortization and accretion of premiums and discounts on investments, net	916	1,473
Amortization of deferred loan fees, net	(6)	(167)
Amortization of mortgage servicing rights	217	347
Additions to mortgage servicing rights	(121)	(98)
(Recoveries) on the valuation allowance on mortgage servicing rights, net	—	(1)
Provision for loan losses	—	799
(Gain) loss on sale of real estate owned and repossessed assets, net	(210)	22
Deferred federal income taxes	(1,776)	232
Gain on sale of loans	(336)	(536)
Loss on sale of securities available for sale	—	62
Write-down on real estate owned and repossessed assets	137	223
Increase in cash surrender value of life insurance	(63)	(54)
Origination of loans held for sale	(14,641)	(19,353)
Proceeds from loans held for sale	15,248	19,484
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(317)	31
Decrease (increase) in prepaid expenses and other assets	904	(902)
Decrease in accrued interest payable	(1)	(23)
Increase (decrease) in accrued expenses and other liabilities	2,369	(410)

Net cash from operating activities	(2,797)	3,961

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(129,926)	(28,511)
Proceeds from maturities, calls, and principal repayments of securities available for sale	18,683	29,818
Proceeds from sales of securities available for sale	—	20,156
Purchase of securities held to maturity	(14,897)	(5,961)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	4,685	5,940
Proceeds from FHLB stock redemption	310	287
Proceeds from sale of real estate owned and repossessed assets	1,208	1,355
Loan originations, net of repayments, write-offs, and recoveries	852	(59,176)
Purchase of premises and equipment, net	(558)	(1,031)

Net cash from investing activities	(119,643)	(37,123)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands) (Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,265	8,262
Proceeds from FHLB advances	17,100	31,000
Repayment of FHLB advances	(32,200)	(10,000)
Net increase in advances from borrowers for taxes and insurance	402	625
Purchase of ESOP shares	(10,968)	—
Proceeds from issuance of common stock, net of expenses	126,948	—

Net cash from financing activities	145,547	29,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,107	(3,275)

CASH AND CASH EQUIVALENTS, beginning of period	18,960	22,948

CASH AND CASH EQUIVALENTS, end of period	$42,067	$19,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$3,386	$3,638

Income taxes	$250	$910

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$793	$(1,285)

Loans foreclosed upon with repossession transferred to
real estate owned and repossessed assets	$2,160	$900

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Nature of business - First Northwest Bancorp, a Washington corporation (the "Company"), was formed in connection with the conversion of First Federal Savings and Loan Association of Port Angeles ("First Federal" or "the Bank") from the mutual to the stock form of organization. The conversion and the Company's initial stock offering were completed January 29, 2015, through the sale and issuance of 12,167,000 shares of common stock of the Company at a price of $10.00 per share in a subscription offering. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the conversion, resulting in the issuance of a total of 13,100,360 shares. The Company's business activities generally are limited to passive investment activities and oversight of its investment in First Federal. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank.

The Bank provides commercial and consumer banking services to individuals and businesses located primarily on the Olympic Peninsula in the state of Washington. These services include deposit and lending transactions that are supplemented with other borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our June 30, 2014 audited consolidated financial statements and accompanying notes included in our Registration Statement on Form S-1, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the nine months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended June 30, 2015. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets. Earnings per share and share calculations prior to March 31, 2015 are not meaningful as the Company completed its stock conversion and became a public company on January 29, 2015.

The conversion has been accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Plan of conversion and change in corporate form - On January 29, 2015, in accordance with a Plan of Conversion (Plan) adopted by its Board of Directors and as approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly-owned subsidiary of the Company, a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve").

Deferred conversion costs of $4.1 million were deducted from the proceeds of the shares sold in the offering during the third quarter of fiscal year 2015. The net proceeds of the issuance of capital stock were $117.6 million. From the net proceeds, the Company made a capital contribution of $58.4 million to the Bank and $400,000 cash contribution to the Foundation. The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Plan, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which intends to purchase in the open market 8% of the common stock for a total of 1,048,029 shares. As of March 31, 2015, 898,699 shares, or 85.8% of the total, have been purchased.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Federal Savings and Loan Association of Port Angeles, its wholly owned subsidiary, North Olympic Peninsula Services, Inc., and majority-owned Craft3 Development IV, LLC. North Olympic Peninsula Services, Inc. owns a building currently rented in whole to First Federal. Craft3 is a partnership investment which offers loans qualifying under the New Markets Tax Credit rules. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement--Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates the need to separately classify, present, and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-1 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The ASU reduces the number of consolidation models and eliminating specialized guidance for some industries. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-2 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2014 unaudited interim consolidated financial statements to conform to the 2015 presentation with no effect on net income or equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2015, are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$9,788	$240	$(22)	$10,006
U.S. Treasury and government agency issued bonds (Agency bonds)	23,949	177	(8)	24,118
U.S. government agency issued asset-backed securities (ABS agency)	9,891	—	(545)	9,346
Corporate issued asset-backed securities (ABS corporate)	29,596	—	—	29,596
U.S. Small Business Administration securities (SBA)	34,581	507	(101)	34,987

Total	$107,805	$924	$(676)	$108,053

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$170,982	$2,685	$(182)	$173,485
Corporate issued mortgage-backed securities (MBS corporate)	8,832	2	—	8,834

Total	$179,814	$2,687	$(182)	$182,319

Total securities available for sale	$287,619	$3,611	$(858)	$290,372

Held to Maturity
Investment Securities
Municipal bonds	$15,221	$485	$(1)	$15,705
SBA	969	2	(1)	970

Total	$16,190	$487	$(2)	$16,675

Mortgage-Backed Securities
MBS agency	$46,983	$1,327	$(42)	$48,268

Total securities held to maturity	$63,173	$1,814	$(44)	$64,943

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2015:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(22)	$2,381	$—	$—	$(22)	$2,381
Agency bonds	(8)	8,128	—	—	(8)	8,128
ABS agency	—	—	(545)	9,346	(545)	9,346
SBA	(87)	12,104	(14)	4,180	(101)	16,284
Total	$(117)	$22,613	$(559)	$13,526	$(676)	$36,139

Mortgage-Backed Securities
MBS agency	$(52)	$10,566	$(130)	$11,789	$(182)	$22,355

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(1)	$986	$(1)	$986
SBA	—	—	(1)	248	(1)	248
Total	$—	$—	$(2)	$1,234	$(2)	$1,234

Mortgage-Backed Securities
MBS agency	$(22)	$10,968	$(20)	$3,179	$(42)	$14,147

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2014:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$—	$—	$(32)	$3,827	$(32)	$3,827
ABS agency	(288)	6,087	(157)	4,053	(445)	10,140
SBA	—	—	(11)	5,068	(11)	5,068
Total	$(288)	$6,087	$(200)	$12,948	$(488)	$19,035

Mortgage-Backed Securities
MBS agency	$(24)	$14,233	$(345)	$24,379	$(369)	$38,612

Held to Maturity
Investment Securities
Municipal bonds	$—	$—	$(18)	$1,311	$(18)	$1,311
SBA	—	—	(1)	260	(1)	260
Total	$—	$—	$(19)	$1,571	$(19)	$1,571

Mortgage-Backed Securities
MBS agency	$(13)	$5,728	$(125)	$7,921	$(138)	$13,649

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired (OTTI). At March 31, 2015, there were 31 investment securities with $902,000 of unrealized losses and a fair value of approximately $73.9 million. At June 30, 2014, there were 23 investment securities with $1.0 million of unrealized losses and a fair value of approximately $72.9 million.

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

The unrealized losses on investment and mortgage-backed securities were caused by interest rate changes. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. It is expected that securities in a loss position would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities and believes it is not likely it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

There were no OTTI losses during the three and nine months ended March 31, 2015 or 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$7,444	$7,444	$260	$264
Due after one through five years	7,992	8,014	166	167
Due after five through ten years	25,542	25,890	9,976	10,241
Due after ten years	66,827	66,705	5,788	6,003

	$107,805	$108,053	$16,190	$16,675

Mortgage-Backed Securities
Due within one year	$—	$—	$58	$61
Due after one through five years	—	—	2	2
Due after five through ten years	5,990	6,154	6,796	6,939
Due after ten years	173,824	176,165	40,127	41,266

	$179,814	$182,319	$46,983	$48,268

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$—	$—	$250	$251
Due after one through five years	—	—	562	577
Due after five through ten years	2,048	2,119	3,084	3,138
Due after ten years	44,310	44,490	13,010	13,124

	$46,358	$46,609	$16,906	$17,090

Mortgage-Backed Securities
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	161	171
Due after five through ten years	5,030	5,048	8,667	8,816
Due after ten years	125,624	127,315	27,510	27,905

	$130,654	$132,363	$36,338	$36,892

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities (continued)

During the three and nine months ended March 31, 2015, the Company did not sell any investment securities. During the three months ended March 31, 2014, the Bank sold available-for-sale securities with gross proceeds of $9.6 million with $18,000 gross realized gains and gross realized losses of $12,000. During the nine months ended March 31, 2014, the Bank sold available-for-sale securities with gross proceeds of $20.2 million with $18,000 gross realized gains and gross realized losses of $80,000.

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	March 31, 2015	June 30, 2014
	(In thousands)
One to four family	$259,926	$241,910
Commercial	179,901	190,660
Consumer	45,507	50,761
Construction and land	13,931	20,497
	499,265	503,828
Less:
Net deferred loan fees	809	862
(Premium) on purchased loans, net	(2,146)	(1,290)
Allowance for loan losses	7,424	8,072
	6,087	7,644
Total loans receivable, net	$493,178	$496,184

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	March 31, 2015	June 30, 2014
	(In thousands)
Adjustable-rate loans
Due within one year	$65,162	$84,008
After one but within five years	119,245	124,065
After five but within ten years	51,926	34,020
After ten years	—	—
	236,333	242,093
Fixed-rate loans
Due within one year	7,066	11,298
After one but within five years	22,985	19,619
After five but within ten years	43,713	47,709
After ten years	189,168	183,109
	262,932	261,735
	$499,265	$503,828

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2015
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,300	$1,954	$1,202	$405	$805	$7,666
Provision for loan losses	226	(234)	445	(142)	(295)	—
Charge-offs	(183)	—	(159)	—	—	(342)
Recoveries	54	—	30	16	—	100
Ending balance	$3,397	$1,720	$1,518	$279	$510	$7,424

	At or For the Nine Months Ended March 31, 2015
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,408	$2,354	$1,678	$397	$235	$8,072
Provision for loan losses	229	(637)	219	(86)	275	—
Charge-offs	(305)	—	(449)	(49)	—	(803)
Recoveries	65	3	70	17	—	155
Ending balance	$3,397	$1,720	$1,518	$279	$510	$7,424

Allowance by portfolio segment:
Total ALLL	$3,397	$1,720	$1,518	$279	$510	$7,424
General reserve	3,241	1,508	1,374	252	510	6,885
Specific reserve	156	212	144	27	—	539

Loan balance:
Total loans	$259,926	$179,901	$45,507	$13,931	$—	$499,265
General reserves (1)	252,581	177,236	44,671	13,682	—	488,170
Specific reserves (2)	7,345	2,665	836	249	—	11,095

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,016	$1,816	$1,803	$309	$858	$7,802
Provision for loan losses	347	413	69	80	(542)	367
Charge-offs	(126)	(52)	(44)	(19)	—	(241)
Recoveries	3	6	48	1	—	58
Ending balance	$3,240	$2,183	$1,876	$371	$316	$7,986

	At or For the Nine Months Ended March 31, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,667	$1,774	$2,015	$297	$221	$7,974
Provision for loan losses	49	447	102	106	95	799
Charge-offs	(565)	(52)	(351)	(34)	—	(1,002)
Recoveries	89	14	110	2	—	215
Ending balance	$3,240	$2,183	$1,876	$371	$316	$7,986

	At June 30, 2014
	One to Four Family	Commercial	Consumer	Construction and Land	Unallocated	Total
	(In thousands)
Allowance by portfolio segment:
Total ALLL	$3,408	$2,354	$1,678	$397	$235	$8,072
General reserve	3,238	2,077	1,558	381	235	7,489
Specific reserve	170	277	120	16	—	583

Loans:
Total loans	$241,910	$190,660	$50,761	$20,497	$—	$503,828
General reserves (1)	234,300	184,895	49,843	20,057	—	489,095
Specific reserves (2)	7,610	5,765	918	440	—	14,733

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2015			June 30, 2014
	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded
One to four family	$4,238	$4,895	$—	$4,103	$4,720	$—
Commercial	869	929	—	977	1,032	—
Consumer	140	235	—	383	579	—
Construction and land	18	49	—	313	358	—
Loans with no allowance recorded	5,265	6,108	—	5,776	6,689	—
With an allowance recorded
One to four family	3,107	3,245	156	3,507	4,113	170
Commercial	1,796	1,797	212	4,788	4,883	277
Consumer	696	764	144	535	557	120
Construction and land	231	255	27	127	151	16
Loans with an allowance recorded	5,830	6,061	539	8,957	9,704	583
Total
One to four family	7,345	8,140	156	7,610	8,833	170
Commercial	2,665	2,726	212	5,765	5,915	277
Consumer	836	999	144	918	1,136	120
Construction and land	249	304	27	440	509	16
	$11,095	$12,169	$539	$14,733	$16,393	$583

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2015		March 31, 2015
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no allowance recorded
One to four family	$4,326	$126	$4,276	$183
Commercial	1,276	9	2,148	28
Consumer	168	4	228	9
Construction and land	18	1	19	3
Loans with no allowance recorded	5,788	140	6,671	223
With an allowance recorded
One to four family	3,178	70	3,273	133
Commercial	1,810	20	2,268	60
Consumer	702	15	712	30
Construction and land	234	10	184	14
Loans with an allowance recorded	5,924	115	6,437	237
Total
One to four family	7,504	196	7,549	316
Commercial	3,086	29	4,416	88
Consumer	870	19	940	39
Construction and land	252	11	203	17
	$11,712	$255	$13,108	$460

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2014		March 31, 2014
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(In thousands)
With no allowance recorded
One to four family	$5,248	$87	$5,191	$145
Commercial	2,836	52	3,270	112
Consumer	604	15	621	21
Construction and land	20	1	9	4
Loans with no allowance recorded	8,708	155	9,091	282
With an allowance recorded
One to four family	3,635	74	3,927	127
Commercial	3,481	43	3,134	141
Consumer	768	14	845	30
Construction and land	292	11	231	17
Loans with an allowance recorded	8,176	142	8,137	315
Total
One to four family	8,883	161	9,118	272
Commercial	6,317	95	6,404	253
Consumer	1,372	29	1,466	51
Construction and land	312	12	240	21
	$16,884	$297	$17,228	$597

Interest income recognized on a cash basis on impaired loans was $146,000 and $191,000 for the three months ended March 31, 2015 and 2014, respectively. Interest income recognized on a cash basis on impaired loans for the nine months ended March 31, 2015 and 2014, was $352,000, and $491,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31,	June 30,
	2015	2014
	(In thousands)
One to four family
One to four family Olympic Peninsula[1]	$3,142	$3,223
One to four family other	415	320
Commercial
Commercial real estate	204	1,913
Commercial business	181	—
Consumer
Home equity	222	340
Consumer other	99	41
Construction and land
Land and development	231	127
	$4,494	$5,964

1 Olympic Peninsula is limited to properties located in the Washington State counties of Clallam and Jefferson in these tables.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2015 and June 30, 2014.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
One to four family
One to four family Olympic Peninsula	$2,309	$232	$896	$3,437	$165,986	$169,423
One to four family other	173	—	—	173	90,330	90,503
Commercial
Multi-family	—	—	—	—	37,044	37,044
Commercial real estate	—	—	53	53	128,196	128,249
Commercial business	—		—	—	14,608	14,608
Consumer
Home equity	89	128	4	221	36,684	36,905
Auto	30	9	—	39	4,212	4,251
Consumer other	53	64	11	128	4,223	4,351
Construction and land
Construction	—	—	—	—	3,034	3,034
Land and development	127	—	24	151	10,746	10,897
	$2,781	$433	$988	$4,202	$495,063	$499,265

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets. At March 31, 2015 and June 30, 2014, First Federal had $10.0 million and $13.9 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of March 31, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$161,234	$3,360	$1,013	$3,816	$169,423
One to four family other	88,238	1,290	—	975	90,503
Commercial
Multi-family	25,953	10,458	—	633	37,044
Commercial real estate	109,871	10,571	4,948	2,859	128,249
Commercial business	7,832	6,051	94	631	14,608
Consumer
Home equity	35,533	676	204	492	36,905
Auto	4,082	97	51	21	4,251
Consumer other	3,994	128	1	228	4,351
Construction and land
Construction	3,034	—	—	—	3,034
Land and development	10,122	419	48	308	10,897
	$449,893	$33,050	$6,359	$9,963	$499,265

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table represents the credit risk profile based on payment activity as of March 31, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,142	$166,281	$169,423
One to four family other	415	90,088	90,503
Commercial
Multi-family	—	37,044	37,044
Commercial real estate	204	128,045	128,249
Commercial business	181	14,427	14,608
Consumer
Home equity	222	36,683	36,905
Auto	—	4,251	4,251
Consumer other	99	4,252	4,351
Construction and land
Construction	—	3,034	3,034
Land and development	231	10,666	10,897
	$4,494	$494,771	$499,265

The following table represents the credit risk profile based on payment activity as of June 30, 2014, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,223	$164,687	$167,910
One to four family other	320	73,680	74,000
Commercial
Multi-family	—	45,100	45,100
Commercial real estate	1,913	126,115	128,028
Commercial business	—	17,532	17,532
Consumer
Home equity	340	39,724	40,064
Auto	—	5,618	5,618
Consumer other	41	5,038	5,079
Construction and land
Construction	—	8,222	8,222
Land and development	127	12,148	12,275
	$5,964	$497,864	$503,828

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31,	June 30,
	2015	2014
	(In thousands)
Total TDR loans	$8,432	$12,164
Allowance for loan losses related to TDR loans	$300	$363
Total nonaccrual TDR loans	$1,984	$3,536

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and nine months ended March 31, 2015.

There were no TDR loans that were modified within the 12 months prior to March 31, 2015, and for which there was a payment default during the three and nine months ended March 31, 2015.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended March 31, 2014, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	2	$—	$—	$80	$80
	2	$—	$—	$80	$80
Post-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	1	$—	$—	$82	$82
	1	$—	$—	$82	$82

Renewals or modifications of existing TDR loans during the three months ended March 31, 2014, consisted of two recorded investments with pre-renewal balances totaling $80,000 and post-renewal balances of $82,000.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the nine months ended March 31, 2014, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	12	$319	$—	$1,436	$1,755
Commercial
Multifamily	5	—	—	609	609
Consumer
Home equity	2	—	30	43	73
Consumer other	1	—	—	1	1
	20	$319	$30	$2,089	$2,438
Post-modification outstanding recorded investment
One to four family
One to four family Olympic Peninsula	11	$317	$—	$1,456	$1,773
Commercial
Multifamily	1	—	—	607	607
Consumer
Home equity	2	—	29	44	73
Consumer other	1	—	—	1	1
	15	$317	$29	$2,108	$2,454

During the nine months ended March 31, 2014, new TDRs consisted of nine recorded investments with pre-modification balances totaling $1.5 million and five post-modification investments with balances of $1.5 million. Renewals or modifications of existing TDR loans consisted of eleven recorded investments with pre-renewal balances totaling $939,000 and post-renewal balances of $943,000.

There were no TDR loans that were modified within the 12 months prior to March 31, 2014, and for which there was a payment default during the three and nine months ended March 31, 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable (continued)

No additional funds are committed to be advanced in connection with impaired loans at March 31, 2015.

The following table presents troubled debt restructured loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2015			June 30, 2014
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One to four family
One to four family Olympic Peninsula	$3,414	$1,579	$4,993	$3,941	$1,529	$5,470
One to four family other	279	174	453	281	188	469
Commercial
Multi-family	633	—	633	728	—	728
Commercial real estate	1,228	151	1,379	2,742	1,714	4,456
Commercial business	418	—	418	426	—	426
Consumer
Home equity	476	80	556	510	105	615
	$6,448	$1,984	$8,432	$8,628	$3,536	$12,164

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at March 31, 2015 and June 30, 2014, was $31.9 million and $26.4 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted- Average Interest Rate	March 31, 2015	Weighted- Average Interest Rate	June 30, 2014
	(In thousands)
Savings	0.04%	$88,501	0.04%	$84,394
Transaction accounts	0.01%	183,960	0.01%	172,708
Insured money market accounts	0.17%	225,700	0.18%	209,605
Certificates of deposit and jumbo certificates	0.94%	146,503	0.82%	133,692

		$644,664		$600,399

Weighted-average interest rate		0.28%		0.25%

Maturities of certificates at the dates indicated are as follows:

	March 31, 2015	June 30, 2014
	(In thousands)
Within one year or less	$65,643	$68,988
After one year through two years	37,743	31,108
After two years through three years	18,410	12,486
After three years through four years	13,583	6,689
After four years through five years	10,937	14,292
After five years	187	129

	$146,503	$133,692

Deposits at March 31, 2015 and June 30, 2014, include $39.4 million and $38.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $39.8 million and $37.4 million were pledged as collateral for these deposits at March 31, 2015 and June 30, 2014, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)
Savings	$9	$9	$28	$29
Transaction accounts	3	3	8	8
Insured money market accounts	116	87	307	263
Certificates of deposit and jumbo certificates	315	281	853	869
	$443	$380	$1,196	$1,169

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Federal Taxes on Income

As a result of the bad debt deductions taken in years prior to 1988, retained earnings include accumulated earnings of approximately $6.4 million, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then-prevailing corporate tax rates. The Company does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore, no provision has been made.

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

During the three months ended March 31, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. The contribution carryforward and related valuation allowance will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $1.9 million at March 31, 2015, and no valuation allowance at June 30, 2014.

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

First Federal complied with the various regulatory provisions of the New Markets Tax Credit program and, therefore, will earn approximately $296,000 of credits that will be claimed on the Company's current-year tax return. Additionally, as of March 31, 2015, there were tax credit carryforwards of $467,000 that begin to expire in 2021.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at March 31, 2015 and June 30, 2014. During the nine months ended March 31, 2015 and the year ended June 30, 2014, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2011.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at March 31, 2015 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(7,579)	$459	$(5,848)	$1,996

Denominator:
Denominator for basic and diluted earnings per share -
weighted average common shares outstanding	13,100,360	na(1)	13,100,360	na(1)

Basic and diluted loss per share	$(0.58)		$(0.45)

(1) Earnings per share and share calculations are not applicable (na) as the Company completed its stock conversion and became a public company on January 29, 2015.

As of March 31, 2015, the Employee Stock Ownership Plan (ESOP) purchased 898,699 shares in the open market. For earnings per share calculations, the ESOP shares are included as outstanding shares. As of March 31, 2015, no shares have been allocated to employees through the ESOP.

Note 7 - Employee Benefits

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP intends to purchase in the open market 8% of the common stock for a total of 1,048,029 shares. As of March 31, 2015, 898,699 shares, or 85.8% of the total, have been purchased in the open market at an average price of $12.38 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years, bearing estimated interest at 2.42%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the nine months ended March 31, 2015.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Employee Benefits (continued)

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the nine months ended March 31, 2015 was $162,000.

Shares held by the ESOP as of the dates indicated are as follows:

March 31, 2015
(Dollars in thousands)
Allocated shares	—
Unallocated shares	898,699

Total ESOP shares	898,699

Fair value of unallocated shares	$11,180

Note 8 - Fair Value Accounting and Measurement

Fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in the Company’s principal market. The Company has established and documented its process for determining the fair values of its assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of the Company’s assets and liabilities using valuation models or third-party pricing services, both of which rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions, and estimates related to credit quality, liquidity, interest rates, and other relevant inputs.

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

Level 3 - Unobservable inputs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Accounting and Measurement (continued)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$10,006	$—	$10,006
Agency bonds	—	24,118	—	24,118
ABS agency	—	9,346	—	9,346
ABS corporate	—	29,596	—	29,596
SBA	—	34,987	—	34,987
MBS agency	—	173,485	—	173,485
MBS corporate	—	8,834	—	8,834
	$—	$290,372	$—	$290,372

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Accounting and Measurement (continued)

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$11,095	$11,095
Real estate owned and repossessed assets	—	—	1,835	1,835

	$—	$—	$12,930	$12,930

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$14,733	$14,733
Real estate owned and repossessed assets	—	—	810	810

	$—	$—	$15,543	$15,543

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Accounting and Measurement (continued)

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$11,095	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	1,835	Market comparable	Discount to appraisal	0% - 24% (2%)

[1]	Discount to appraisal disposition value.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$14,733	Market comparable	Discount to appraisal	0% - 35% (6%)
Real estate owned and repossessed assets	810	Market comparable	Discount to appraisal	0% - 10% (1%)

[1]	Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Accounting and Measurement (continued)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2015
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$42,067	$42,067	$—	$—	$—	$—	$42,067	$42,067
Investment securities available for sale	—	—	290,372	290,372	—	—	290,372	290,372
Investment securities held to maturity	—	—	63,173	64,943	—	—	63,173	64,943
Loans held for sale	—	—	342	342	—	—	342	342
Loans receivable, net					493,178	501,124	493,178	501,124
FHLB stock	—	—	9,737	9,737	—	—	9,737	9,737
Mortgage servicing rights, net	—	—	—	—	1,170	1,869	1,170	1,869
Bank-owned life insurance	—	—	18,129	18,129	—	—	18,129	18,129

Financial liabilities
Demand deposits	$498,161	$498,161	$—	$—	$—	$—	$498,161	$498,161
Time deposits	—	—	146,503	147,259	—	—	146,503	147,259
Borrowings	—	—	90,033	94,233	—	—	90,033	94,233

	June 30, 2014
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$18,960	$18,960	$—	$—	$—	$—	$18,960	$18,960
Investment securities available for sale	—	—	178,972	178,972	—	—	178,972	178,972
Investment securities held to maturity	—	—	53,244	53,982	—	—	53,244	53,982
Loans held for sale	—	—	613	613	—	—	613	613
Loans receivable, net					496,184	505,181	496,184	505,181
FHLB stock	—	—	10,047	10,047	—	—	10,047	10,047
Mortgage servicing rights, net	—	—	—	—	1,266	2,157	1,266	2,157
Bank-owned life insurance	—	—	18,066	18,066	—	—	18,066	18,066

Financial liabilities
Demand deposits	$466,707	$466,707	$—	$—	$—	$—	$466,707	$466,707
Time deposits	—	—	133,692	134,162	—	—	133,692	134,162
Borrowings	—	—	105,133	107,584	—	—	105,133	107,584

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Fair Value Accounting and Measurement (continued)

Financial assets and liabilities other than investment securities are not traded in active markets. Estimated fair values require subjective judgments and are approximate. The estimates of fair value in the previous table are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2015 and June 30, 2014. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

•
results of examinations of us by the Washington State Department of Financial Institutions, Department of Banks (DFI), the Federal Deposit Insurance Corporation (FDIC), Federal Reserve Bank of San Francisco, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

As part of our planned expansion into new markets, we have secured a lease agreement for a full-service branch located in Bellingham, Washington, which has been approved by the FDIC and DFI. The lease term will be for approximately 20 years with rent payments beginning at $7,500 per month at the time of branch opening, which is estimated to be during the quarter-ended December 2015. The proposed new branch will offer similar deposit, lending, and investment products and services and will utilize technology in the form of interactive teller machines similar to the Silverdale, Washington full-service branch location we opened in June 2014.

On January 29, 2015, the Bank completed its mutual-to-stock conversion and became a wholly owned subsidiary of the Company. The Company raised approximately $117.6 million in net proceeds from the sale of 12,167,000 common shares in its initial public offering. From the proceeds the Company made a capital contribution of approximately $58.4 million to the Bank. The Company's stock trades on the NASDAQ under the ticker symbol "FNWB."
Common shares available in the initial stock offering were oversubscribed by eligible depositors in the first priority. As a result, the ESOP, being in the second priority eligible to purchase stock in the initial stock offering, is filling its order of 8% of the common stock, or 1,048,029 shares, in the open market. As of March 31, 2015, the ESOP had purchased 898,699, or 85.8%, of the total shares to be purchased at an average net price per share of $12.38.
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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee compensation expenses stemming from recognition of expense related to the ESOP and the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Our contribution of $400,000 in cash and $9.3 million in common stock to the First Federal Community Foundation ("Foundation") established in connection with our conversion resulted in a pre-tax, noninterest expense charge of $9.7 million in the quarter ended March 31, 2015, and primarily caused our net loss during the quarter and nine months ended March 31, 2015. The contribution to the Foundation, on a net-tax basis, was $8.3 million.

Beginning in fiscal year 2009 and continuing through much of fiscal year 2012, housing markets deteriorated in many of our market areas and we experienced significantly higher levels of delinquencies and nonperforming assets, primarily in our residential related loan portfolios. During this period, home sales activity was exceptionally slow and property values generally declined. As the effects of the recent recession became more evident and the pace of the recovery remained slow, our borrowers' ability to service their debt became more difficult, which was reflected in our increased nonperforming asset totals. As a result, during these periods our provision for loan losses was significantly higher than historical levels. This higher than normal level of delinquencies and nonaccruals also had a material adverse effect on operating income as a result of foregone interest revenues, increased loan collection costs and carrying costs, loan charge-offs and valuation adjustments for real estate owned. Beginning in fiscal 2013, home sales activity and real estate values began to modestly improve along with general economic conditions, resulting in materially lower loan charge-offs and write-downs of real estate owned. As a result, during the years ended June 30, 2014 and 2013, and continuing during the nine months ended March 31, 2015, our provision for loan losses and our real estate owned and impairment expense decreased significantly compared to prior comparable periods.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Northwest Bancorp’s Prospectus dated November 12, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on November 25, 2014.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Assets. Total assets increased $141.5 million, or 17.8%, to $936.8 million at March 31, 2015, from $795.3 million at June 30, 2014, primarily due to an increase of $121.3 million, or 52.2%, in total investment securities to $353.5 million at March 31, 2015, as a result of deploying $117.6 million received from the Company's stock offering. Net loans, excluding loans held for sale, decreased $3.0 million, or 0.6%, to $493.2 million at March 31, 2015, from $496.2 million at June 30, 2014.

Gross loans, excluding loans held for sale, decreased $4.6 million, or 0.9%, to $499.3 million at March 31, 2015, from $503.8 million at June 30, 2014. The portfolio decline was primarily the result of a reduction in commercial loans. Multi-family real estate loans declined during the nine months ended March 31, 2015 by $8.1 million, or 18.0%, to $37.0 million at March 31, 2015 from $45.1 million at June 30, 2014, primarily a result of $13.3 million of purchased loans serviced by others that paid off prior to maturity. We continue to reduce our reliance on purchased commercial and multi-family real estate loans and focus on organic growth in these portfolios of loans; however, we may from time to time evaluate loan purchases to supplement our loan growth and improve earnings. Commercial real estate loans increased $221,000, or 0.2%, to $128.2 million at March 31, 2015 from $128.0 million at June 30, 2014. Commercial business loans decreased $2.9 million, or 16.6%, to $14.6 million at March 31, 2015, from $17.5 million at June 30, 2014. Construction and land loans also decreased $6.6 million, or 32.0%, to $13.9 million at March 31, 2015. Partially offsetting these declines during the nine months ended March 31, 2015 were an increase in one- to four-family residential loans of $18.0 million, or 7.4%, and a $221,000, or 0.2% increase in commercial real estate loans.

During the nine months ended March 31, 2015, the Company originated $72.8 million of loans, of which $54.6 million, or 75.0%, were originated in the North Olympic Peninsula, $16.0 million, or 22.0%, in the Puget Sound region of Washington, and $2.2 million, or 3.0%, in other areas in Washington. In addition to loans originated during the nine months ended March 31, 2015, the Company purchased two pools of one- to four-family residential loans totaling $25.6 million located in the Puget Sound region of Washington.

Our allowance for loan losses declined $648,000, or 8.0%, from $8.1 million at June 30, 2014 to $7.4 million at March 31, 2015, and the allowance for loan losses as a percentage of total loans declined 0.1% from 1.6% at June 30, 2014, to 1.5% at March 31, 2015. The allowance remained relatively stable as the result of improving asset quality and decreases in nonperforming and classified loans during the nine months ended March 31, 2015.

Loans receivable, including loans held for sale, consisted of the following at the dates indicated:

	March 31, 2015	June 30, 2014
	(In thousands)
Real Estate:
One to four family	$260,268	$242,523
Multi-family	37,044	45,100
Commercial real estate	128,249	128,028
Construction and land	13,931	20,497
Total real estate loans	439,492	436,148

Consumer:
Home equity	36,905	40,064
Other consumer	8,602	10,697
Total consumer loans	45,507	50,761

Commercial business loans	14,608	17,532

Total loans	499,607	504,441
Less:
Net deferred loan fees	809	862
Premium on purchased loans, net	(2,146)	(1,290)
Loans held for sale	342	613
Allowance for loan losses	7,424	8,072
Total loans receivable, net	$493,178	$496,184

Nonperforming loans decreased $1.5 million, or 25.0%, to $4.5 million at March 31, 2015, from $6.0 million at June 30, 2014. During the nine months ended March 31, 2015, nonperforming commercial real estate loans decreased $1.7 million, and nonperforming home equity loans decreased $118,000, partially offset by increases of $181,000 in commercial business loans, $104,000 in construction and land loans, and $58,000 in other consumer loans. Nonperforming loans to total loans declined from 1.2% at June 30, 2014 to 0.9% at March 31, 2015. Real estate owned and repossessed assets increased $1.0 million to $1.8 million at March 31, 2015, from $810,000 at June 30, 2014. The decrease in nonperforming commercial real estate loans and increase in real estate owned and repossessed assets was primarily the result of the transfer of a $1.4 million commercial real estate loan secured by a commercial real estate property located in Spokane Valley, Washington that was transferred to real estate owned during the nine months ended March 31, 2015. Our allowance for loan losses was $7.4 million and $8.1 million, or 1.5% and 1.6% of gross loans receivable, at March 31, 2015 and June 30, 2014, respectively. The allowance for loan losses as a percentage of nonperforming loans increased 22.1% from 135.3% at June 30, 2014 to 165.2% at March 31, 2015.
At March 31, 2015, there were $8.4 million in restructured loans, of which $6.4 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $3.9 million, or 28.1%, to $10.0 million at March 31, 2015, from $13.9 million at June 30, 2014.
Loans 30 days or more past due increased $1.4 million, or 50.0%, to $4.2 million at March 31, 2015, from $2.8 million at June 30, 2014, primarily due to select one- to four-family residential mortgages that pay one month behind their due date and become 30-59 days past due during months with 31 days.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	March 31, 2015	June 30, 2014
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$3,557	$3,543
Commercial real estate	204	1,913
Construction and land	231	127
Total real estate loans	3,992	5,583

Commercial business loans:	181	—

Consumer loans:
Home equity	222	340
Other	99	41
Total consumer loans	321	381

Total nonaccruing loans	4,494	5,964

Real estate owned:
One- to four-family	449	524
Commercial real estate	1,368	—
Construction and land	—	220
Total real estate owned	1,817	744

Repossessed automobiles and recreational vehicles	18	66

Total nonperforming assets	$6,329	$6,774

TDR loans:
One- to four-family	$5,446	$5,939
Multi-family	633	728
Commercial real estate	1,379	4,456
Total real estate loans	7,458	11,123

Home equity	556	615
Commercial business	418	426
Total restructured loans	$8,432	$12,164

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.9%	1.2%
Nonperforming TDRs included in total restructured loans above	$1,984	$3,536

At March 31, 2015, total investment securities increased $121.3 million, or 52.2%, to $353.5 million at March 31, 2015, from $232.2 million at June 30, 2014, primarily as a result of the deployment of cash received from the Company's initial stock offering into earning assets. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $229.3 million at March 31, 2015, an increase of $60.6 million, or 35.9%, from $168.7 million at June 30, 2014. Other investment securities, including municipal bonds, were $124.2 million at March 31, 2015, an increase of $60.7 million, or 95.6% from $63.5 million at June 30, 2014. From the net proceeds received from our stock offering and additional available cash on hand, we purchased $118.7 million of investment securities consisting of a combination of fixed rate securities of $88.8 million, or 74.8%, and adjustable rate securities of $29.9 million, or 25.2%. Of the fixed rate securities, $10.2 million consisted of laddered maturity U.S. Treasury notes which will mature in approximate $500,000 increments starting in September 2015 and each of the six months thereafter through February 2025. Other fixed rate securities consist of $5.0 million Agency bond securities, $59.2 million of U.S. government agency issued mortgage-backed securities (Agency MBS), $10.0 million of Small Business Association (SBA) securities, and one corporate issued mortgage-backed security (Corporate MBS) of $4.4 million. Adjustable rate securities consisted of $14.8 million corporate asset-backed securities (Corporate ABS), $4.5 million of Corporate MBS, and $10.6 million Agency MBS. Investment securities and mortgage-backed securities purchased fall within the policy types and dollar limits as set by First Federal's investment policy. Corporate MBS and Corporate ABS require additional monitoring by the Bank for credit quality and risk-weighting on at least a quarterly basis. The duration of the total investment securities portfolio decreased 0.4 years, or 8.5%, to 4.3 years at March 31, 2015 from 4.7 years at June 30, 2014.

Liabilities. Total liabilities increased $30.8 million, or 4.3%, to $745.1 million at March 31, 2015, from $714.3 million at June 30, 2014. This increase was primarily the result of deposit account balances increasing $44.3 million, or 7.4%, to $644.7 million at March 31, 2015, from $600.4 million at June 30, 2014. Transaction, savings, and money market account deposits increased $31.5 million, or 6.7%, to $498.2 million at March 31, 2015 from $466.7 million at June 30, 2014, while certificates of deposit increased $12.8 million, or 9.6%, during this period. Increases in deposits were primarily the result of targeted promotional efforts on money market and certificates of deposits in new and existing market areas.

Borrowings consisting primarily of long term advances from the Federal Home Loan Bank, decreased $15.1 million, or 14.4%, from $105.1 million at June 30, 2014 to $90.0 million at March 31, 2015, as Federal Home Loan Bank cash management advances were repaid. Total borrowings at March 31, 2015 consisted primarily of long term advances from the FHLB.

Equity. Total equity increased $110.7 million, or 136.6%, to $191.6 million at March 31, 2015, from $81.0 million at June 30, 2014. The increase was a result of an increase to capital from the initial stock offering of $126.9 million, partially offset by a $5.8 million net loss and $11.0 million of unearned ESOP shares purchased in the open market during the nine months ended March 31, 2015.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

General. The Company recorded a net loss for the three months ended March 31, 2015 of $7.6 million compared to net income of $459,000 for the three months ended March 31, 2014, a decrease of $8.0 million, or 1,751.2%. The net loss was primarily the result of the funding of the Foundation. On a net tax basis, the contribution to the Foundation was $8.3 million.

Net Interest Income. Net interest income increased $147,000 to $5.7 million for the three months ended March 31, 2015, from $5.6 million for the three months ended March 31, 2014. The increase was the result of an increase in interest income coupled with a decrease in interest expense.

The net interest margin decreased 42 basis points to 2.54% for the three months ended March 31, 2015, from 2.96% for the same period in 2014. The net interest margin declined for the quarter ended March 31, 2015 compared to last year due primarily to cash subscriptions received for the stock offering that was initially invested at nominal interest rates and subsequently deployed into the investment portfolio at lower average yields compared to the loan portfolio. The average balance of cash and cash equivalents increased $94.1 million from $24.7 million at March 31, 2014 to $118.8 million at March 31, 2015. Of the $147,000 increase in net interest income during the three months ended March 31, 2015 compared to the same period in 2014, $530,000 was the result of an increase in volume partially offset by a $383,000 decline from the changes in rates. The cost of average interest-bearing liabilities decreased seven basis points to 0.67% for the three months ended March 31, 2015, compared to 0.74% for the same period in the prior year, due primarily to a decrease in the average balance of FHLB borrowings.

Interest Income. Total interest income increased $137,000, or 2.0%, to $6.9 million for the three months ended March 31, 2015 from $6.8 million for the comparable period in 2014. Interest income on loans decreased $123,000, or 2.2%, during the three months ended March 31, 2015, primarily reflecting a decrease in loan yields of 32 basis points compared to the same period in the prior year, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $218,000 to $509,000 for the three months ended March 31, 2015 compared to $291,000 for the three months ended March 31, 2014. The average balance of our investment securities increased $36.2 million to $96.0 million for the three months ended March 31, 2015 compared to $59.8 million for the three months ended March 31, 2014 as the net proceeds received from the stock offering was used to purchase investment securities. The yield on investment securities for the three months ended March 31, 2015 increased 17 basis points due primarily to the purchase of investments with higher yields compared to 2014.

Interest income on mortgage backed securities decreased $12,000 primarily due to a decrease in average balance of $6.6 million from $184.2 million for the three months ended March 31, 2014 to $177.6 million for the three months ended March 31, 2015.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2015		2014
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$499,846	4.39%	$476,277	4.71%	$(123)
Investment securities	95,992	2.12	59,758	1.95	218
Mortgage-backed securities	177,621	1.88	184,208	1.84	(12)
FHLB stock	9,817	0.12	10,219	0.12	—
Cash and due from banks	118,821	0.21	24,739	0.13	54
Total interest-earning assets	$902,097	3.06	$755,201	3.58	$137

Interest Expense. Total interest expense remained stable at $1.2 million for the three months ended March 31, 2015 and March 31, 2014. Deposit costs increased $63,000, or 16.6%, primarily due to increases in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $67.0 million, or 12.6%, to $599.4 million for the three months ended March 31, 2015 from $532.4 million for the three months ended March 31, 2014. This increase was attributable to increases in the average balances for transaction accounts of $3.5 million, savings accounts of $44.0 million, money market accounts of $17.7 million, and certificates of deposit of $1.6 million. The average balance of savings accounts increased primarily as a result of subscriptions received in anticipation of the stock offering, which was completed on January 29, 2015.

With rates at historically low levels there has been little incentive for depositors to extend maturities and reduce the liquidity associated with savings and money market products by renewing maturing certificates of deposit. Our targeted promotional certificate of deposit offerings has reversed that decline during the three months ended March 31, 2015 compared to the same period in 2014, resulting in an increase in the average cost of deposits for the three months ended March 31, 2015 as compared to the same period last year. Borrowing costs declined $73,000 to $719,000 for the three months ended March 31, 2015 from $792,000 for the same period last year due to the maturity of $10.0 million long-term FHLB advances and the use of less expensive borrowings on our FHLB cash management advance account (CMA) for short-term business cash flow needs.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2015		2014		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$127,699	0.03%	$83,667	0.04%	$—
Transaction accounts	107,736	0.01	104,196	0.01	—
Money market accounts	221,273	0.21	203,528	0.17	29
Certificates of deposit	142,664	0.88	140,971	0.80	34
Borrowings	91,402	3.15	103,619	3.06	(73)
Total interest-bearing liabilities	$690,774	0.67	$635,981	0.74	$(10)

Provision for Loan Losses. There was no provision for loan losses during the three months ended March 31, 2015, compared to $367,000 for the three months ended March 31, 2014. This was primarily due to continued improvement in our asset quality as reflected in the decrease in classified loans. The decrease in classified loans is attributed to the improving economic conditions allowing some borrowers to better their financial condition. Management considers the allowance for loan losses at March 31, 2015 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$367
Net charge-offs	(242)	(183)
Allowance for loan losses	7,424	7,986
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.5%	1.5%
Total nonaccruing loans	4,494	5,162
Allowance for loan losses as a percentage of nonaccrual loans at end of period	165.2%	154.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.9%	1.0%
Total loans	$499,607	$515,296

Noninterest Income. Noninterest income increased $133,000, to $1.3 million for the three months ended March 31, 2015, from $1.2 million for the three months ended March 31, 2014, primarily as a result of increases in mortgage servicing fees, net of amortization, of $56,000 and in other income of $65,000. Mortgage servicing fees increased primarily as a result of a decrease in the amortization of mortgage servicing rights, and other income increased primarily due to increased revenue from investment services.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$843	$842	$1	0.1%
Mortgage servicing fees, net of amortization	93	37	56	151.4
Net gain on sale of loans	198	182	16	8.8
Net gain (loss) on sale of investment securities	—	6	(6)	(100.0)
Increase in cash surrender value of bank-owned life insurance	40	39	1	2.6
Other income	119	54	65	120.4
Total noninterest income	$1,293	$1,160	$133	11.5%

Noninterest Expense. Noninterest expense increased $9.9 million, or 170.6%, to $15.8 million for the three months ended March 31, 2015, compared to $5.8 million for the same period in 2014. This increase in noninterest expense was primarily the result of the funding of the Foundation in connection with the conversion, and as contemplated by our Plan of Conversion, which was funded by contributions of $400,000 in cash and $9.3 million in stock for a total contribution of $9.7 million. An increase in compensation and benefits of $268,000 also contributed to the increase in noninterest expense as additional staffing has been added in connection with our branch expansion into Kitsap County. The Company has increased staffing in the credit administration, production and other support areas to manage its growth and improve approval times for loans. Compensation and benefits increases were also a result of certain market rate and merit increase adjustments for employees and management, as well as additional expenses related to the ESOP. These increased expenses were partially offset by a $71,000 decrease in real estate owned and repossessed assets expense as the number of properties held and managed by the Company decreased, and a decline of $59,000 in advertising expense compared to the same period the prior year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,396	$3,128	$268	8.6%
Real estate owned and repossessed assets expense (income), net	97	168	(71)	(42.3)
Data processing	626	585	41	7.0
Occupancy and equipment	721	737	(16)	(2.2)
Supplies, postage, and telephone	168	154	14	9.1
Regulatory assessments and state taxes	84	85	(1)	(1.2)
Advertising	99	158	(59)	(37.3)
Charitable contributions	9,777	43	9,734	22,637.2
Professional fees	265	221	44	19.9
FDIC insurance premium	138	140	(2)	(1.4)
Other	390	405	(15)	(3.7)
Total	$15,761	$5,824	$9,937	170.6%

Provision for Income Tax. An income tax benefit of $1.2 million was recorded for the three months ended March 31, 2015 compared to an income tax expense of $92,000 for net income for the three months ended March 31, 2014. This was generally due to a decrease in income before taxes of $9.3 million. The net loss during the three months ended March 31, 2015, was primarily due to the Company contributing $400,000 in cash and $9.3 million in common stock to the Foundation, resulting in a pre-tax noninterest expense charge of $9.7 million. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution will create a carry-forward for income tax purposes with a deferred tax asset and related valuation allowance for financial statement purposes.

Comparison of Results of Operations for the Nine Months Ended March 31, 2015 and 2014

General. A net loss was recorded for the nine months ended March 31, 2015 of $5.8 million, or $(0.45) per share, compared to net income of $2.0 million for the nine months ended March 31, 2014, a decrease of $7.8 million, or 393.0%. The decrease in net income was primarily the result of the funding of the Foundation.

Net Interest Income. Net interest income increased $763,000 to $16.9 million for the nine months ended March 31, 2015, from $16.1 million for the nine months ended March 31, 2014. The increase was the result of an increase in interest income coupled with a decrease in interest expense.

Net interest margin decreased nine basis points to 2.77% for the nine months ended March 31, 2015, from 2.86% for the same period in 2014, primarily due to a decrease of 26 basis points in average loan yields from 4.77% for the nine months ended March 31, 2014 to 4.51% for the nine months ended March 31, 2015. Of the $763,000 increase in net interest income during the nine months ended March 31, 2015 compared to the same period in 2014, $1.3 million was the result of an increase in volume partially offset by a $549,000 decline from change in rates. The cost of average interest-bearing liabilities decreased seven basis points to 0.69% for the nine months ended March 31, 2015, compared to 0.76% for the same period in the prior year, due primarily to the decreased cost of FHLB borrowings and a decline in the average balance of certificates of deposit.

Interest Income. Total interest income increased $533,000, or 2.7%, to $20.2 million for the nine months ended March 31, 2015 from $19.7 million for the comparable period in 2014. Interest income increased primarily due to increases in the average yield on investment and mortgage-backed securities. During the nine months ended March 31, 2015, average loan yields decreased 26 basis points compared to the nine months ended March 31, 2014, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates. This resulted in interest income on loans receivable remaining the same at $16.6 million for the nine months ended March 31, 2015 and 2014 although there was an increase in the average balance of loans receivable of $26.9 million between those same periods.

Interest income on investment securities increased $310,000 to $1.2 million for the nine months ended March 31, 2015 compared to $846,000 for the nine months ended March 31, 2014. The average balance of the investment securities increased $16.0 million to $76.8 million for the nine months ended March 31, 2015 compared to $60.8 million for the nine months ended March 31, 2014. The yield on investment securities for the nine months ended March 31, 2015 increased 15 basis points due primarily to higher reinvestment rates available in 2015.

Interest income on mortgage backed securities increased $177,000 primarily due to an increase of 30 basis points in average yields from 1.59% for the nine months ended March 31, 2014 to 1.89% for the nine months ended March 31, 2015. The average balance of mortgage-backed securities decreased as cash flows were partially redeployed primarily to fund loan growth and, to a lesser extent, other investment securities.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended March 31,
	2015		2014
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$491,565	4.51%	$464,624	4.77%	$(6)
Investment securities	76,750	2.01	60,774	1.86	310
Mortgage-backed securities	167,226	1.89	183,569	1.59	177
FHLB stock	9,919	0.11	10,317	0.10	—
Cash and due from banks	65,253	0.18	31,156	0.16	52
Total interest-earning assets	$810,713	3.33	$750,440	3.50	$533

Interest Expense. Total interest expense decreased $230,000, or 6.4%, to $3.4 million for the nine months ended March 31, 2015, compared to $3.6 million for the nine months ended March 31, 2014, primarily due to a $257,000, or 10.5%, decline in borrowing costs. Deposit costs increased $27,000, or 2.3%, primarily due to an increase in the average balance of money market accounts of $13.3 million coupled with an increase in the average rate paid of two basis points, which resulted in a $44,000 increase in interest paid on money market accounts during the nine months ended March 31, 2015 compared to the same period in 2014.

The average balance of interest-bearing deposits increased $30.5 million, or 5.7%, to $563.8 million for the nine months ended March 31, 2015 from $533.3 million for the nine months ended March 31, 2014. This increase was attributable to increases in the average balances for transaction accounts of $2.6 million, savings accounts of $24.4 million, and money market accounts of $13.3 million partially offset by a decrease in the average balance of certificates of deposit of $9.8 million. With rates at historically low levels there has been little incentive for depositors to extend maturities and reduce the liquidity associated with savings and money market products by renewing maturing certificates of deposit. The average cost of all deposit products decreased one basis point for the nine months ended March 31, 2015 compared to the prior period 2014. Borrowing costs declined $257,000 to $2.2 million for the nine months ended March 31, 2015 from $2.4 million for the same period last year due to the maturity of $10.0 million long-term FHLB advances and the use of less expensive borrowings on the FHLB CMA account for short-term business cash flow needs.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended March 31,
	2015		2014		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$107,683	0.03%	$83,237	0.05%	$(1)
Transaction accounts	105,842	0.01	103,292	0.01	—
Money market accounts	215,097	0.19	201,792	0.17	44
Certificates of deposit	135,212	0.84	145,009	0.80	(16)
Borrowings	90,962	3.21	101,228	3.22	(257)
Total interest-bearing liabilities	$654,796	0.69	$634,558	0.76	$(230)

Provision for Loan Losses. There was no provision for loan losses during the nine months ended March 31, 2015, compared to $799,000 for the nine months ended March 31, 2014. This was primarily due to improving asset quality as reflected in the decrease in classified loans. The decrease in classified loans is attributed to the improving economic conditions allowing some borrowers to better their financial condition. The improvement in net charge-offs reflects the improvement in real estate values in our market areas.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Provision for loan losses	$—	$799
Net (charge-offs) recoveries	(648)	(787)
Allowance for loan losses	7,424	7,986
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.5%	1.5%
Total nonaccruing loans	4,494	5,162
Allowance for loan losses as a percentage of nonaccrual loans at end of period	165.2%	154.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.9%	1.0%
Total loans	$499,607	$515,296

Noninterest Income. Noninterest income decreased $47,000 from $3.5 million for the nine months ended March 31, 2014 to $3.4 million for the nine months ended March 31, 2015. Loan and deposit service fees decreased $113,000, or 4.3%, to $2.5 million for the nine months ended March 31, 2015, mainly due to lower non-sufficient funds, or NSF, fees on deposit accounts and lower fees related to income received on ATM and VISA transactions. Decreases in the gain on sale of loans of $200,000 during the nine months ended March 31, 2015, compared to the same period in 2014, was attributable to a reduction in loan sales activity. These decreases were partially offset by increases to mortgage servicing fees, net of amortization, of $114,000 and other income of $81,000 during the nine months ended March 31, 2015, compared to the same period in 2014. Mortgage servicing fees increased primarily as a result of a decrease in the amortization of mortgage servicing rights, and other income increased primarily due to increased revenue from investment services.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,502	$2,615	$(113)	(4.3)%
Mortgage servicing fees, net of amortization	226	112	114	101.8
Net gain on sale of loans	336	536	(200)	(37.3)
Net (loss) gain on sale of investment securities	—	(62)	62	(100.0)
Increase in cash surrender value of bank-owned life insurance	63	54	9	16.7
Other income	287	206	81	39.3
Total noninterest income	$3,414	$3,461	$(47)	(1.4)%

Noninterest Expense. Noninterest expense increased $10.6 million, or 65.6%, to $26.7 million for the nine months ended March 31, 2015, compared to $16.1 million for the nine months ended March 31, 2014. This increase in noninterest expense was primarily the result of the funding of the Foundation, which resulted in an increase in noninterest expense of $9.7 million. Compensation and benefits increased $1.0 million, and data processing and occupancy and equipment expense of $241,000 and $99,000, respectively, partially offset by a $295,000 decline in real estate owned and repossessed assets expense, net. Compensation and benefits during the nine months ended March 31, 2015 also increased compared to the comparable period in 2014 as a result of certain market rate and merit increase adjustments for employees and management and increased employee benefits expenses, including expenses related to the ESOP.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,485	$8,482	$1,003	11.8%
Real estate owned and repossessed assets expenses, net	35	330	(295)	(89.4)
Data processing	1,858	1,617	241	14.9
Occupancy and equipment	2,283	2,184	99	4.5
Supplies, postage, and telephone	499	522	(23)	(4.4)
Regulatory assessments and state taxes	247	294	(47)	(16.0)
Advertising	314	332	(18)	(5.4)
Charitable contributions	9,834	145	9,689	6,682.1
Professional fees	562	601	(39)	(6.5)
FDIC insurance premium	405	421	(16)	(3.8)
Other	1,198	1,208	(10)	(0.8)
Total	$26,720	$16,136	$10,584	65.6%

Provision for Income Tax. An income tax benefit of $605,000 was recorded for the nine months ended March 31, 2015 compared to an income tax expense of $620,000 for the nine months ended March 31, 2014. This was generally due to a decrease in income before taxes of $9.1 million.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2015. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At March 31, 2015	Three Months Ended March 31,						Nine Months Ended March 31,
		2015			2014			2015			2014
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.24%	$499,846	$5,481	4.39%	$476,277	$5,604	4.71%	$491,565	$16,616	4.51%	$464,624	$16,622	4.77%
Investment securities	2.23	95,992	509	2.12	59,758	291	1.95	76,750	1,156	2.01	60,774	846	1.86
Mortgage-backed securities	2.18	177,621	836	1.88	184,208	848	1.84	167,226	2,369	1.89	183,569	2,192	1.59
FHLB dividends	0.10	9,817	3	0.12	10,219	3	0.12	9,919	8	0.11	10,317	8	0.10
Cash and cash equivalents	0.49	118,821	62	0.21	24,739	8	0.13	65,253	89	0.18	31,156	37	0.16
Total interest-earning assets (2)	3.25	902,097	6,891	3.06	755,201	6,754	3.58	810,713	20,238	3.33	750,440	19,705	3.50

Interest-bearing liabilities:
Savings accounts	0.04	$127,699	$9	0.03	$83,667	9	0.04	$107,683	$28	0.03	$83,237	29	0.05
Transaction accounts	0.01	107,736	3	0.01	104,196	3	0.01	105,842	8	0.01	103,292	8	0.01
Money market accounts	0.17	221,273	116	0.21	203,528	87	0.17	215,097	307	0.19	201,792	263	0.17
Certificates of deposit	0.94	142,664	315	0.88	140,971	281	0.80	135,212	853	0.84	145,009	869	0.80
Total deposits	0.28	599,372	443	0.30	532,362	380	0.29	563,834	1,196	0.28	533,330	1,169	0.29
Borrowings	3.24	91,402	719	3.15	103,619	792	3.06	90,962	2,189	3.21	101,228	2,446	3.22
Total interest-bearing liabilities	0.64	690,774	1,162	0.67	635,981	1,172	0.74	654,796	3,385	0.69	634,558	3,615	0.76

Net interest income			$5,729			$5,582			$16,853			$16,090
Net interest rate spread	2.61			2.39			2.84			2.64			2.74
Net earning assets		$211,323			$119,220			$155,917			$115,882
Net interest margin (3)				2.54			2.96			2.77			2.86
Average interest-earning assets to average interest-bearing liabilities		130.6%			118.7%			123.8%			118.3%
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

	Three Months Ended March 31, 2015 vs. 2014			Nine Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$277	$(400)	$(123)	$964	$(970)	$(6)
Investment and mortgage-backed securities	146	60	206	27	460	487
Other(1)	30	24	54	40	12	52
Total interest-earning assets	$453	$(316)	$137	$1,031	$(498)	$533

Interest-bearing liabilities:
Savings accounts	$5	$(5)	$—	$9	$(10)	$(1)
Money market accounts	8	21	29	17	27	44
Certificates of deposit	3	31	34	(59)	43	(16)
Borrowings	(93)	20	(73)	(248)	(9)	(257)
Total interest-bearing liabilities	$(77)	$67	$(10)	$(281)	$51	$(230)

Net change in interest income	$530	$(383)	$147	$1,312	$(549)	$763

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2015 and the year ended June 30, 2014, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2015, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$65,643	$56,153	$24,520	$187	$146,503
FHLB advances	—	1,000	48,924	40,000	89,924
Operating leases	53	106	26	—	185
Borrower taxes and insurance	1,440	—	—	—	1,440
Deferred compensation	81	152	—	66	299
Total contractual obligations	$67,217	$57,411	$73,470	$40,253	$238,351

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2015:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$425	$425
Adjustable-rate	—	—
Unfunded commitments under lines of credit or existing loans	36,626	36,626
Standby letters of credit	155	155
Total	$37,206	$37,206

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $42.1 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $290.4 million at March 31, 2015. In addition, at March 31, 2015, we had excess FHLB stock of $5.6 million. We expect the excess FHLB stock to be substantially redeemed after the merger of the FHLB Seattle and FHLB Des Moines during the quarter ending June 30, 2015. We have pledged collateral to support borrowings from the FHLB of $90.0 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of March 31, 2015.

At March 31, 2015, we had $425,000 in loan commitments outstanding, and an additional $36.8 million in undisbursed loans and standby letters of credit.

Certificates of deposit due within one year of March 31, 2015 totaled $65.6 million, or 44.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require First Federal to maintain minimum amounts and ratios of capital.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), First Federal became subject to new capital adequacy requirements adopted by the FDIC which created a new required ratio for common equity Tier 1 (“CET1”) capital, increased the minimum Tier 1 risk-based capital ratio, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over required risk-based capital ratios, and changed what qualifies as capital for purposes of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital, of which First Federal has none. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a four-year transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of our asset size, we are not considered an advanced approaches banking organization and have elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our Tier 1 capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, and total capital ratios, First Federal will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in over a period of four years starting with an increase of 0.625% beginning in January 2016 and increasing by the same amount each year until the full 2.5% becomes effective in January 2019.

Under the new standards, in order to be considered well-capitalized, First Federal must have a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged)

At March 31, 2015, First Federal exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2015, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at March 31, 2015.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$129,404	14.0%	$36,888	4.0%	$46,110	5.0%
Common Equity Tier 1 Capital to risk-weighted assets(2)	129,404	22.9	25,426	4.5	36,727	6.5
Tier 1 Capital to risk-weighted assets(2)	129,404	22.9	33,902	6.0	45,202	8.0
Total Capital to risk-weighted assets(2)	136,473	24.2	45,202	8.0	56,503	10.0
______________

(1)	Based on adjusted average assets of $922.2 million.
(2)    Based on risk-weighted assets of $565.0 million.
On January 29, 2015, First Northwest Bancorp became the bank holding company for First Federal Savings and Loan Association of Port Angeles in connection with the completion of the Bank’s conversion from the mutual to the stock form of organization and the Company’s related public stock offering. In the offering, the Company sold 12,167,000 shares of common stock at a price of $10 per share, and received net offering proceeds of approximately $117.6 million. Following the offering and the contribution to the Foundation the Company has 13,100,360 shares of common stock outstanding. From the proceeds, the Company made a capital contribution of approximately $58.4 million to the Bank. The Company’s stock trades on NASDAQ under the ticker symbol “FNWB.”

Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.
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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus dated November 12, 2014, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on November 25, 2014. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
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

FIRST NORTHWEST BANCORP

Date: May 13, 2015	/s/ Laurence J. Hueth

Laurence J. Hueth
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Statements of Financial Condition; (2) Condensed Consolidated Statements of Income; (3) Condensed Consolidated Statements of Comprehensive Income ; (4) Condensed Consolidated Statements of Cash Flows; and (5) Selected Notes to Condensed Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.