Form 10-Q
period 2015-09-30
First Northwest Bancorp
filed 2015-11-12
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2015, there were 13,100,360 shares of common stock, $.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP
FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp ("First Northwest") and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Federal” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	September 30, 2015	June 30, 2015

Cash and due from banks	$10,171	$10,590
Interest-bearing deposits in banks	28,402	34,440
Investment securities available for sale, at fair value	318,180	299,040
Investment securities held to maturity, at amortized cost	59,873	61,524
Loans held for sale	68	110
Loans receivable (net of allowance for loan losses of $7,076 and $7,111)	497,324	487,887
Federal Home Loan Bank (FHLB) stock, at cost	4,797	4,807
Accrued interest receivable	2,664	2,546
Premises and equipment, net	12,773	12,580
Mortgage servicing rights, net	1,122	1,187
Bank-owned life insurance, net	18,207	18,168
Real estate owned and repossessed assets	563	1,914
Prepaid expenses and other assets	3,987	2,009

Total assets	$958,131	$936,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$666,943	$647,164
Borrowings	89,924	90,033
Accrued interest payable	243	265
Accrued expenses and other liabilities	7,233	7,727
Advances from borrowers for taxes and insurance	1,530	932

Total liabilities	765,873	746,121

Stockholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 13,100,360 at September 30, 2015, and June 30, 2015	131	131
Additional paid-in capital	126,808	126,809
Retained earnings	75,801	74,573
Accumulated other comprehensive income, net of tax	1,342	750
Unearned employee stock ownership plan (ESOP) shares	(11,824)	(11,582)

Total stockholders' equity	192,258	190,681

Total liabilities and stockholders' equity	$958,131	$936,802

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	September 30,
	2015	2014
INTEREST INCOME
Interest and fees on loans receivable	$5,502	$5,529
Interest on mortgage-backed and related securities	1,202	776
Interest on investment securities	789	317
Interest-bearing deposits and other	20	5
FHLB dividends	11	3

Total interest income	7,524	6,630
INTEREST EXPENSE
Deposits	501	371
Borrowings	726	736

Total interest expense	1,227	1,107

Net interest income	6,297	5,523
PROVISION FOR LOAN LOSSES	—	—

Net interest income after provision for loan losses	6,297	5,523
NONINTEREST INCOME
Loan and deposit service fees	929	835
Mortgage servicing fees, net of amortization	58	73
Net gain on sale of loans	42	97
Increase in cash surrender value of bank-owned life insurance	39	40
Other income	195	97

Total noninterest income	1,263	1,142

NONINTEREST EXPENSE
Compensation and benefits	3,273	3,040
Real estate owned and repossessed assets (income) expenses, net	(342)	84
Data processing	655	610
Occupancy and equipment	813	794
Supplies, postage, and telephone	139	160
Regulatory assessments and state taxes	94	85
Advertising	189	128
Professional fees	460	169
FDIC insurance premium	124	136
Other	510	311

Total noninterest expense	5,915	5,517

INCOME BEFORE PROVISION FOR INCOME TAXES	1,645	1,148

PROVISION FOR INCOME TAXES	417	299

NET INCOME	$1,228	$849

Basic and diluted earnings per share	$0.10	na (1)

(1) Not applicable as no shares were outstanding during this period.

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2015	2014

NET INCOME	$1,228	$849

Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain, net of taxes of
$308 and $27, respectively	592	51

Other comprehensive income, net of tax	592	51

COMPREHENSIVE INCOME	$1,820	$900

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2015 and 2014
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income, Net of Tax	Total Stockholders' Equity
	Shares	Amount

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net income				849			849
Other comprehensive income, net of tax						51	51

BALANCE, September 30, 2014	—	$—	$—	$80,512	$—	$1,383	$81,895

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				1,228			1,228
Other comprehensive income, net of tax						592	592
ESOP shares purchased					(390)		(390)
ESOP shares allocated			(1)		148		147

BALANCE, September 30, 2015	13,100,360	$131	$126,808	$75,801	$(11,824)	$1,342	$192,258

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,228	$849
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	246	248
Amortization and accretion of premiums and discounts on investments, net	389	320
Amortization of deferred loan fees, net	4	43
Amortization of mortgage servicing rights	78	83
Additions to mortgage servicing rights	(13)	(21)
Gain on sale of real estate owned and repossessed assets, net	(430)	(17)
Deferred federal income taxes	(191)	—
Allocation of ESOP shares	147	—
Gain on sale of loans	(42)	(97)
Write-down on real estate owned and repossessed assets	46	53
Increase in cash surrender value of life insurance	(39)	(40)
Origination of loans held for sale	(1,374)	(4,261)
Proceeds from loans held for sale	1,458	4,607
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(118)	125
Increase in prepaid expenses and other assets	(1,978)	(556)
Decrease in accrued interest payable	(22)	(11)
(Decrease) increase in accrued expenses and other liabilities	(609)	1,935

Net cash from operating activities	(1,220)	3,260

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(29,761)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	11,208	6,383
Proceeds from maturities, calls, and principal repayments of securities held to maturity	1,573	1,852
Proceeds from FHLB stock redemption	10	100
Proceeds from sale of real estate owned and repossessed assets	2,723	152
Loan originations, net of repayments, write-offs, and recoveries	(10,429)	6,928
Purchase of premises and equipment, net	(439)	(187)

Net cash from investing activities	(25,115)	15,228

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$19,779	$4,764
Proceeds from FHLB advances	—	17,100
Repayment of FHLB advances	—	(32,200)
Repayment of notes payable	(109)	—
Net increase in advances from borrowers for taxes and insurance	598	340
Purchase of ESOP shares	(390)	—

Net cash from financing activities	19,878	(9,996)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,457)	8,492

CASH AND CASH EQUIVALENTS, beginning of period	45,030	18,960

CASH AND CASH EQUIVALENTS, end of period	$38,573	$27,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$1,249	$1,118

Income taxes	$850	$150

NONCASH INVESTING ACTIVITIES
Unrealized gain on securities available for sale	$900	$78

Net loans transferred to real estate owned and repossessed assets	$988	$28

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and Nature of business - First Northwest Bancorp, a Washington corporation, became the holding company of First Federal Savings and Loan Association of Port Angeles, on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the Conversion, resulting in the issuance of a total of 13,100,360 shares. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million were contributed to the Bank upon Conversion. The Bank intends to use this additional capital for future lending and investment activities and for general and other corporate purposes subject to regulatory limitations.

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP") which intends to purchase in the open market 8% of the common stock for a total of 1,048,029 shares with funds borrowed from the Company. As of September 30, 2015, 984,999 shares, or 94.0% of the total, have been purchased by the ESOP.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets. The Company completed its stock offering and became a public company on January 29, 2015, and therefore earnings per share and share calculations prior to that date are not meaningful.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), and majority-owned Craft3 Development IV, LLC. NOPS owns a building currently rented in whole to First Federal. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal has entered into a membership redemption and

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assignment agreement to terminate its membership interest in the Craft3 partnership effective September 30, 2015. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805). The ASU simplifies accounting for business combinations by not requiring retrospective adjustments of estimated amounts. Instead, the effect on earnings by line item as a result of changes in provisional amounts will be separately disclosed in the period for which the accounting of the combination is complete. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or stockholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2015, are summarized as follows:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$27,014	$378	$(129)	$27,263
U.S. Treasury and government agency issued bonds (Agency bonds)	23,447	219	(21)	23,645
U.S. government agency issued asset-backed securities (ABS agency)	9,404	—	(876)	8,528
Corporate issued asset-backed securities (ABS corporate)	29,665	—	—	29,665
U.S. Small Business Administration securities (SBA)	32,939	539	(27)	33,451
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	176,575	2,490	(283)	178,782
Corporate issued mortgage-backed securities (MBS corporate)	17,153	—	(307)	16,846

Total securities available for sale	$316,197	$3,626	$(1,643)	$318,180

Held to Maturity
Municipal bonds	$14,915	$487	$(2)	$15,400
SBA	615	2	—	617
Mortgage-backed securities:
MBS agency	44,343	1,353	(12)	45,684

Total securities held to maturity	$59,873	$1,842	$(14)	$61,701

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2015, are summarized as follows:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$17,387	$122	$(235)	$17,274
Agency bonds	23,948	10	(184)	23,774
ABS agency	9,647	—	(446)	9,201
ABS corporate	29,634	—	—	29,634
SBA	33,955	519	(146)	34,328
Mortgage-backed securities:
MBS agency	175,239	2,241	(603)	176,877
MBS corporate	8,147	—	(195)	7,952

Total securities available for sale	$297,957	$2,892	$(1,809)	$299,040

Held to Maturity
Municipal bonds	$15,149	$424	$(20)	$15,553
SBA	875	3	(1)	877
Mortgage-backed securities:
MBS agency	45,500	889	(309)	46,080

Total securities held to maturity	$61,524	$1,316	$(330)	$62,510

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2015:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(125)	$4,465	$(4)	$555	$(129)	$5,020
Agency bonds	(21)	3,571	—	—	(21)	3,571
ABS agency	—	—	(876)	8,528	(876)	8,528
SBA	(3)	4,643	(24)	5,814	(27)	10,457
Mortgage-backed securities:
MBS agency	(170)	27,061	(113)	10,245	(283)	37,306
MBS corporate	(307)	13,570	—	—	(307)	13,570
Total available for sale	$(626)	$53,310	$(1,017)	$25,142	$(1,643)	$78,452

Held to Maturity
Municipal bonds	$—	$—	$(2)	$981	$(2)	$981
SBA	—	—	—	—	—	—
Mortgage-backed securities:
MBS agency	—	—	(12)	2,921	(12)	2,921
Total held to maturity	$—	$—	$(14)	$3,902	$(14)	$3,902

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2015:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(204)	$9,809	$(31)	$3,801	$(235)	$13,610
Agency bonds	(184)	20,792	—	—	(184)	20,792
ABS agency	—	—	(446)	9,201	(446)	9,201
SBA	(140)	11,823	(6)	4,122	(146)	15,945
Mortgage-backed securities:
MBS agency	(459)	63,631	(144)	11,091	(603)	74,722
MBS corporate	(195)	4,164	—	—	(195)	4,164
Total available for sale	$(1,182)	$110,219	$(627)	$28,215	$(1,809)	$138,434

Held to Maturity
Municipal bonds	$—	$—	$(20)	$1,298	$(20)	$1,298
SBA	—	—	(1)	244	(1)	244
Mortgage-backed securities:
MBS agency	(272)	14,628	(37)	3,059	(309)	17,687
Total held to maturity	$(272)	$14,628	$(58)	$4,601	$(330)	$19,229

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired (OTTI). At September 30, 2015, there were 27 investment securities with $1.7 million of unrealized losses and a fair value of approximately $82.4 million. At June 30, 2015, there were 54 investment securities with $2.1 million of unrealized losses and a fair value of approximately $157.7 million.

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

There were no OTTI losses during the three months ended September 30, 2015 or 2014.

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

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$8,007	$8,007	$265	$266
Due after one through five years	14,763	14,917	—	—
Due after five through ten years	28,600	28,976	9,902	10,164
Due after ten years	71,099	70,652	5,363	5,587

	$122,469	$122,552	$15,530	$16,017

Mortgage-backed Securities
Due within one year	$—	$—	$12	$12
Due after one through five years	—	—	3,113	3,184
Due after five through ten years	5,807	5,929	2,525	2,563
Due after ten years	187,921	189,699	38,693	39,925

	$193,728	$195,628	$44,343	$45,684

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment Securities
Due within one year	$7,982	$7,982	$260	$261
Due after one through five years	10,966	10,945	165	166
Due after five through ten years	28,836	28,820	9,921	10,126
Due after ten years	66,787	66,464	5,678	5,877

	$114,571	$114,211	$16,024	$16,430

Mortgage-backed Securities
Due within one year	$—	$—	$32	$34
Due after one through five years	—	—	1	1
Due after five through ten years	5,912	5,988	6,207	6,303
Due after ten years	177,474	178,841	39,260	39,742

	$183,386	$184,829	$45,500	$46,080

During the three months ended September 30, 2015 and 2014, the Company did not sell any investment securities.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2015	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$258,313	$256,696
Multi-family	34,623	33,086
Commercial real estate	131,469	125,623
Construction and land	22,142	19,127
Total real estate loans	446,547	434,532

Consumer:
Home equity	35,424	36,387
Other consumer	7,793	8,198
Total consumer loans	43,217	44,585

Commercial business loans	13,858	14,764

Total loans	503,622	493,881

Less:
Net deferred loan fees	1,103	840
Premium on purchased loans, net	(1,881)	(1,957)
Allowance for loan losses	7,076	7,111

Total loans receivable, net	$497,324	$487,887

Allowance for Loan Losses. The Company maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(113)	9	42	36	(79)	2	(122)	225	—
Charge-offs	(7)	—	—	—	(39)	(50)	(7)	—	(103)
Recoveries	4	—	—	—	12	11	41	—	68
Ending balance	$3,027	$260	$1,040	$372	$946	$284	$163	$984	$7,076

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At September 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,027	$260	$1,040	$372	$946	$284	$163	$984	$7,076
General reserve	2,838	260	967	349	901	206	120	984	6,625
Specific reserve	189	—	73	23	45	78	43	—	451

Total loans	$258,313	$34,623	$131,469	$22,142	$35,424	$7,793	$13,858	$—	$503,622
General reserves (1)	252,024	33,998	130,117	21,967	34,796	7,631	13,457	—	493,990
Specific reserves (2)	6,289	625	1,352	175	628	162	401	—	9,632

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended September 30, 2014
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,408	$475	$1,491	$397	$1,289	$389	$388	$235	$8,072
Provision for loan losses	351	(58)	(221)	79	(149)	(9)	(182)	189	—
Charge-offs	(19)	—	—	(45)	—	(56)	—	—	(120)
Recoveries	6	—	—	—	11	14	—	—	31
Ending balance	$3,746	$417	$1,270	$431	$1,151	$338	$206	$424	$7,983

	At June 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
General reserve	2,982	251	923	318	998	244	207	759	6,682
Specific reserve	161	—	75	18	54	77	44	—	429

Total loans	$256,696	$33,086	$125,623	$19,127	$36,387	$8,198	$14,764	$—	$493,881
General reserves (1)	249,290	32,456	124,260	18,968	35,752	8,034	14,361	—	483,121
Specific reserves (2)	7,406	630	1,363	159	635	164	403	—	10,760

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

Impaired loans. A loan is considered impaired when First Federal has determined that it may be unable to collect payments of principal or interest when due under the contractual terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors that include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis after taking into consideration the totality of circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except smaller balance homogeneous loans and certain qualifying troubled debt restructuring ("TDR") loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$2,991	$3,668	$—	$3,502	$4,162	$—
Multi-family	500	500	—	503	503	—
Commercial real estate	353	415	—	355	416	—
Construction and land	16	47	—	17	48	—
Home equity	257	347	—	209	322	—
Other consumer	—	7	—	—	10	—
Commercial business	—	—	—	—	180	—
Total	4,117	4,984	—	4,586	5,641	—

With an allowance recorded:
One-to-four family	3,298	3,367	189	3,904	4,157	161
Multi-family	125	125	—	127	126	—
Commercial real estate	999	999	73	1,008	1,008	75
Construction and land	159	183	23	142	166	18
Home equity	371	387	45	426	441	54
Other consumer	162	189	78	164	181	77
Commercial business	401	401	43	403	403	44
Total	5,515	5,651	451	6,174	6,482	429

Total impaired loans:
One-to-four family	6,289	7,035	189	7,406	8,319	161
Multi-family	625	625	—	630	629	—
Commercial real estate	1,352	1,414	73	1,363	1,424	75
Construction and land	175	230	23	159	214	18
Home equity	628	734	45	635	763	54
Other consumer	162	196	78	164	191	77
Commercial business	401	401	43	403	583	44
Total	$9,632	$10,635	$451	$10,760	$12,123	$429

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$3,003	$42	$4,026	$113
Multi-family	334	4	595	5
Commercial real estate	354	6	1,912	6
Construction and land	16	1	311	11
Home equity	283	5	320	4
Other consumer	11	—	—	1
Total	4,001	58	7,164	140

With an allowance recorded:
One-to-four family	3,399	60	3,336	52
Multi-family	293	1	130	1
Commercial real estate	1,002	12	2,637	33
Construction and land	148	5	158	7
Home equity	368	7	660	16
Other consumer	167	5	52	1
Commercial business	401	6	424	6
Total	5,778	96	7,397	116

Total impaired loans:
One-to-four family	6,402	102	7,362	165
Multi-family	627	5	725	6
Commercial real estate	1,356	18	4,549	39
Construction and land	164	6	469	18
Home equity	651	12	980	20
Other consumer	178	5	52	2
Commercial business	401	6	424	6
Total	$9,779	$154	$14,561	$256

Interest income recognized on a cash basis on impaired loans for the three months ended September 30, 2015 and 2014, was $87,000, and $124,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2015	June 30, 2015
	(In thousands)
One-to-four family	$3,134	$4,232
Commercial real estate	144	147
Construction and land	175	159
Home equity	179	181
Other consumer	162	164

Total nonaccrual loans	$3,794	$4,883

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2015 and June 30, 2015.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$382	$536	$918	$257,395	$258,313
Multi-family	—	—	—	—	34,623	34,623
Commercial real estate	—	—	—	—	131,469	131,469
Construction and land	—	38	87	125	22,017	22,142
Total real estate loans	—	420	623	1,043	445,504	446,547

Consumer:
Home equity	110	9	99	218	35,206	35,424
Other consumer	91	30	21	142	7,651	7,793
Total consumer loans	201	39	120	360	42,857	43,217

Commercial business loans	—	—	—	—	13,858	13,858

Total loans	$201	$459	$743	$1,403	$502,219	$503,622

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$1,230	$704	$1,934	$254,762	$256,696
Multi-family	—	—	—	—	33,086	33,086
Commercial real estate	—	—	—	—	125,623	125,623
Construction and land	—	114	23	137	18,990	19,127
Total real estate loans	—	1,344	727	2,071	432,461	434,532

Consumer:
Home equity	81	15	98	194	36,193	36,387
Other consumer	58	89	10	157	8,041	8,198
Total consumer loans	139	104	108	351	44,234	44,585

Commercial business loans	—	—	—	—	14,764	14,764

Total loans	$139	$1,448	$835	$2,422	$491,459	$493,881

Credit quality indicator. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss; risk ratings 6, 7, and 8 in our 8-point risk rating system, respectively. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that First Federal will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At September 30, 2015 and June 30, 2015, First Federal had $7.4 million and $9.9 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$250,036	$3,253	$806	$4,218	$258,313
Multi-family	27,867	6,131	—	625	34,623
Commercial real estate	119,903	10,156	423	987	131,469
Construction and land	21,567	258	66	251	22,142
Total real estate loans	419,373	19,798	1,295	6,081	446,547

Consumer:
Home equity	34,079	560	128	657	35,424
Other consumer	7,287	256	29	221	7,793
Total consumer loans	41,366	816	157	878	43,217

Commercial business loans	8,159	5,194	60	445	13,858

Total loans	$468,898	$25,808	$1,512	$7,404	$503,622

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$247,491	$2,458	$794	$5,953	$256,696
Multi-family	22,907	9,550	—	629	33,086
Commercial real estate	106,072	12,960	5,134	1,457	125,623
Construction and land	18,426	351	113	237	19,127
Total real estate loans	394,896	25,319	6,041	8,276	434,532

Consumer:
Home equity	34,969	501	86	831	36,387
Other consumer	7,622	213	77	286	8,198
Total consumer loans	42,591	714	163	1,117	44,585

Commercial business loans	8,449	5,795	62	458	14,764

Total loans	$445,936	$31,828	$6,266	$9,851	$493,881

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$3,134	$255,179	$258,313
Multi-family	—	34,623	34,623
Commercial real estate	144	131,325	131,469
Construction and land	175	21,967	22,142

Consumer:
Home equity	179	35,245	35,424
Other consumer	162	7,631	7,793

Commercial business loans	—	13,858	13,858

Total loans	$3,794	$499,828	$503,622

The following table represents the credit risk profile based on payment activity as of June 30, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$4,232	$252,464	$256,696
Multi-family	—	33,086	33,086
Commercial real estate	147	125,476	125,623
Construction and land	159	18,968	19,127

Consumer:
Home equity	181	36,206	36,387
Other consumer	164	8,034	8,198

Commercial business loans	—	14,764	14,764

Total loans	$4,883	$488,998	$493,881

Troubled debt restructuring. A TDR is a loan to a borrower who is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that First Federal is granting the borrower a concession of some kind. First Federal has granted a variety of concessions to borrowers in the form of loan modifications. The modifications granted can generally be described in the following categories:

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

Upon identifying a receivable as a TDR loan, First Federal classifies the loan as impaired for purposes of determining the allowance for loan losses. This requires the loan to be evaluated individually for impairment, generally based on the expected cash flows under the new terms discounted at the loan’s original effective interest rates. For TDR loans that subsequently default, the method of determining impairment is generally the fair value of the collateral less estimated selling costs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30,	June 30,
	2015	2015
	(In thousands)
Total TDR loans	$7,613	$7,746
Allowance for loan losses related to TDR loans	296	272
Total nonaccrual TDR loans	1,869	5,676

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2015 and 2014.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended September 30, 2015 and 2014.

No additional funds are committed to be advanced in connection with impaired loans at September 30, 2015.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2015			June 30, 2015
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,059	$1,652	$4,711	$1,844	$3,079	$4,923
Multi-family	625	—	625	—	629	629
Commercial real estate	1,209	144	1,353	147	1,216	1,363
Construction and land	—	—	—	—	—	—
Home equity	450	73	523	79	349	428
Other consumer	—	—	—	—	—	—
Commercial business loans	401	—	401	—	403	403

Total TDR loans	$5,744	$1,869	$7,613	$2,070	$5,676	$7,746

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2015 and June 30, 2015, was $37.5 million and $36.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	September 30, 2015	Weighted-Average Interest Rate	June 30, 2015
	(In thousands)
Savings	0.04%	$89,167	0.04%	$88,129
Transaction accounts	0.01%	199,110	0.01%	183,890
Insured money market accounts	0.23%	232,632	0.17%	227,217
Certificates of deposit and jumbo certificates	0.95%	146,034	0.94%	147,928

		$666,943		$647,164

Weighted-average interest rate		0.30%		0.28%

Maturities of certificates at the dates indicated are as follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Within one year or less	$76,688	$71,474
After one year through two years	26,045	33,336
After two years through three years	20,514	19,225
After three years through four years	12,553	14,504
After four years through five years	10,035	9,183
After five years	199	206

	$146,034	$147,928

Deposits at September 30, 2015 and June 30, 2015, include $47.2 million and $44.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $45.6 million and $42.7 million were pledged as collateral for these deposits at September 30, 2015 and June 30, 2015, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Savings	$9	$9
Transaction accounts	3	3
Insured money market accounts	141	94
Certificates of deposit and jumbo certificates	348	265
	$501	$371

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

Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. The Company currently has a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes related to its contribution to the Foundation. The contribution carryforward and related valuation allowance will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. The valuation allowance was $1.9 million and $1.9 million at September 30, 2015 and June 30, 2015, respectively. The total net deferred tax asset (liability) was $(115,000) and $188,000 at September 30, 2015 and June 30, 2015, respectively.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at September 30, 2015 and June 30, 2015. During the three months ended September 30, 2015 and the year ended June 30, 2015, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2012.

Note 6 - Earnings per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at September 30, 2015 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended September 30, 2015 and 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Numerator:
Net income	$1,228	$849

Denominator:
Denominator for basic and diluted earnings per share -
weighted average common shares outstanding	12,144,859	na(1)

Basic and diluted earnings per share	$0.10

(1) Earnings per share and share calculations are not applicable (na) as the Company completed its stock offering and became a public company on January 29, 2015.

As of September 30, 2015, the ESOP had purchased 984,999 shares in the open market. Unallocated shares are not included as outstanding for both basic and diluted earnings per share calculations. As of September 30, 2015, there were 955,501 shares in the ESOP that remain unallocated.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP intends to purchase in the open market 8% of the common stock for a total of 1,048,029 shares with funds borrowed from the Company. As of September 30, 2015, 984,999 shares, or 94.0% of the total, have been purchased in the open market at an average price of $12.37 per share. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At September 30, 2015, the weighted average interest rate paid on the ESOP loan payable was 2.45% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the three months ended September 30, 2015.

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

Compensation expense related to the ESOP for the three months ended September 30, 2015 was $148,000.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Allocated shares	17,510	17,510
Committed to be released shares	11,988	—
Unallocated shares	955,501	935,289

Total ESOP shares	984,999	952,799

Fair value of unallocated shares	$11,829	$11,532

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$27,263	$—	$27,263
Agency bonds	—	23,645	—	23,645
ABS agency	—	8,528	—	8,528
ABS corporate	—	29,665	—	29,665
SBA	—	33,451	—	33,451
MBS agency	—	178,782	—	178,782
MBS corporate	—	16,846	—	16,846
	$—	$318,180	$—	$318,180

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$17,274	$—	$17,274
Agency bonds	—	23,774	—	23,774
ABS agency	—	9,201	—	9,201
ABS corporate	—	29,634	—	29,634
SBA	—	34,328	—	34,328
MBS agency	—	176,877	—	176,877
MBS corporate	—	7,952	—	7,952
	$—	$299,040	$—	$299,040

Assets and liabilities measured at fair value on a nonrecurring basis - Assets are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheets. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,632	$9,632
Real estate owned and repossessed assets	—	—	563	563

	$—	$—	$10,195	$10,195

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$10,760	$10,760
Real estate owned and repossessed assets	—	—	1,914	1,914

	$—	$—	$12,674	$12,674

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$9,632	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	563	Market comparable	Discount to appraisal	0% - 30% (1%)

[1] Discount to appraisal disposition value.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$10,760	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	1,914	Market comparable	Discount to appraisal	0% - 8% (1%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$38,573	$38,573	$38,573	$—		$—
Investment securities available for sale	318,180	318,180	—	318,180		—
Investment securities held to maturity	59,873	61,701	—	61,701		—
Loans held for sale	68	68	—	68		—
Loans receivable, net	497,324	505,625	—	—		505,625
FHLB stock	4,797	4,797	—	4,797		—
Accrued interest receivable	2,664	2,664	—	2,664		—
Mortgage servicing rights, net	1,122	1,717	—	—		1,717

Financial liabilities
Demand deposits	$520,909	$520,909	$520,909	$—		$—
Time deposits	146,034	146,763	—	146,763		—
Borrowings	89,924	94,760	—	94,760		—
Accrued interest payable	243	243	—	243	—	—

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,030	$45,030	$45,030	$—	$—
Investment securities available for sale	299,040	299,040	—	299,040	—
Investment securities held to maturity	61,524	62,510	—	62,510	—
Loans held for sale	110	110	—	110	—
Loans receivable, net	487,887	493,270	—	—	493,270
FHLB stock	4,807	4,807	—	4,807	—
Accrued interest receivable	2,546	2,546	—	2,546	—
Mortgage servicing rights, net	1,187	1,837	—	—	1,837

Financial liabilities
Demand deposits	$499,236	$499,236	$499,236	$—	$—
Time deposits	147,928	148,436	—	148,436	—
Borrowings	90,033	93,426	—	93,426	—
Accrued interest payable	265	265	—	265	—

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2015 and June 30, 2015. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q.

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington through our nine full-service banking offices. In addition, we have opened another full-service banking office in Bellingham, Washington during our fiscal quarter ending December 31, 2015. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. During the past decade, recognizing our need to adapt to changing market conditions, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings and enhance our infrastructure. We have increased the origination of commercial real estate and multi-family real estate loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. Since 2010, we have generally sold most newly originated and refinanced, conforming single-family owner-occupied mortgage loans into the secondary market, although in 2012, we began selectively retaining 30-year fixed-rate mortgages in the portfolio in an effort to enhance our net interest income. We have historically offered traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Assets. Total assets increased $21.3 million, or 2.3%, to $958.1 million at September 30, 2015, from $936.8 million at June 30, 2015, primarily due to an increase of $17.5 million, or 4.9%, in total investment securities to $378.1 million at September 30, 2015, as a result of deploying additional cash received from the inflow of deposits during the quarter. Net loans, excluding loans held for sale, increased $9.4 million, or 1.9%, to $497.3 million at September 30, 2015, from $487.9 million at June 30, 2015.

Gross loans, excluding loans held for sale, increased $9.7 million, or 2.0%, to $503.6 million at September 30, 2015, from $493.9 million at June 30, 2015. The portfolio increase was mainly attributable to an increase in commercial real estate loans of $5.8 million, or 4.6%, to $131.5 million at September 30, 2015 from $125.6 million at June 30, 2015, and an increase in multi-family loans of $1.5 million, or 4.5%, to $34.6 million at September 30, 2015 from $33.1 million at June 30, 2015, as we continue to focus on increasing our commercial loan portfolio as a percentage of total loans. Additionally, we saw an increase in construction and land loans during the three months ended September 30, 2015, of $3.0 million, as successful business development efforts throughout the state of Washington begin to produce additional loan volumes for the Bank. There were $32.8 million in undisbursed construction commitments at September 30, 2015, of which $5.0 million consisted of mainly custom one- to four-family residential construction; $16.1 million was commercial multi-family construction, primarily located in Snohomish and King Counties; $10.6 million was commercial real estate, consisting of a hotel construction project in Franklin County; and $1.0 million was for commercial acquisition and development projects.

The following table shows our construction commitments by type and geographic concentrations at September 30, 2015.

	Olympic Peninsula	Puget Sound Region	Other Washington	Total
Construction Commitments
One- to four-family residential	$5,881	$2,184	$197	$8,262
Multi-family residential	—	20,557	—	20,557
Commercial real estate	848	2,053	10,865	13,766
Total commitment	$6,729	$24,794	$11,062	$42,585

Funds Disbursed
One- to four-family residential	$2,951	$232	$97	$3,280
Multi-family residential	—	4,408	—	4,408
Commercial real estate	734	1,149	254	2,137
Total disbursed	$3,685	$5,789	$351	$9,825

Undisbursed Commitments
One- to four-family residential	$2,930	$1,952	$100	$4,982
Multi-family residential	—	16,149	—	16,149
Commercial real estate	114	904	10,611	11,629
Total undisbursed	$3,044	$19,005	$10,711	$32,760

The one- to four-family residential portfolio also increased $1.6 million during the quarter ended September 30, 2015, as we chose to keep loans originated in our portfolio rather than sell into the secondary market. These increases were partially offset by decreases to home equity and commercial business loans of $963,000 and $906,000, respectively.

During the quarter ended September 30, 2015, the Company originated $63.2 million of loans, of which $20.8 million, or 32.9%, were originated in the North Olympic Peninsula, $31.0 million, or 49.0%, in the Puget Sound region of Washington, and $11.4 million, or 18.1%, in other areas in Washington. The Company did not purchase any loans during the quarter.

Our allowance for loan losses remained the same at $7.1 million, or 1.4% of total loans, at June 30, 2015 and September 30, 2015, as improved credit quality measures have been sufficient to cover reserves for loan growth, as well as reserves for changes in the mix of loans, during these periods.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30, 2015	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$258,313	$256,696
Multi-family	34,623	33,086
Commercial real estate	131,469	125,623
Construction and land	22,142	19,127
Total real estate loans	446,547	434,532

Consumer:
Home equity	35,424	36,387
Other consumer	7,793	8,198
Total consumer loans	43,217	44,585

Commercial business loans	13,858	14,764

Total loans	503,622	493,881
Less:
Net deferred loan fees	1,103	840
Premium on purchased loans, net	(1,881)	(1,957)
Allowance for loan losses	7,076	7,111
Loans receivable, net	$497,324	$487,887

Nonperforming loans decreased $1.1 million, or 22.4%, to $3.8 million at September 30, 2015, from $4.9 million at June 30, 2015, primarily as a result of a decrease in nonperforming one- to four-family loans of $1.1 million. Real estate owned and repossessed assets decreased $1.4 million, or 73.7%, to $563,000 at September 30, 2015 from $1.9 million at June 30, 2015, primarily due to the sale of a $1.4 million commercial real estate property. Nonperforming loans to total loans declined from 1.0% at June 30, 2015 to 0.8% at September 30, 2015. The allowance for loan losses as a percentage of nonperforming loans increased 28.1% from 145.6% at June 30, 2015 to 186.5% at September 30, 2015.

At September 30, 2015, there were $7.6 million in restructured loans, of which $5.7 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $2.5 million, or 25.3%, to $7.4 million at September 30, 2015, from $9.9 million at June 30, 2015. Loans 30 days or more past due decreased $1.0 million, or 41.7%, to $1.4 million at September 30, 2015, from $2.4 million at June 30, 2015.

The following table represents nonperforming assets at the dates indicated.

	September 30, 2015	June 30, 2015
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$3,134	$4,232
Commercial real estate	144	147
Construction and land	175	159

Total real estate loans	3,453	4,538

Consumer loans:
Home equity	179	181
Other	162	164

Total consumer loans	341	345

Total nonaccruing loans	3,794	4,883

Real estate owned:
One- to four-family	518	493
Commercial real estate	—	1,368

Total real estate owned	518	1,861

Repossessed assets	45	53

Total nonperforming assets	$4,357	$6,797

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.8%	1.0%

At September 30, 2015, total investment securities increased $17.5 million, or 4.9%, to $378.1 million at September 30, 2015, from $360.6 million at June 30, 2015, primarily as a result of deploying additional cash received from the inflow of customer deposits during the quarter. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $240.0 million at September 30, 2015, an increase of $9.7 million, or 4.2%, from $230.3 million at June 30, 2015, primarily due to the purchase of a variable rate corporate mortgage-backed security. Other investment securities, including municipal bonds, were $138.1 million at September 30, 2015, an increase of $7.9 million, or 6.1% from $130.2 million at June 30, 2015, primarily due to the purchase of municipal bonds, the states of the issuers being California, Michigan, and New York. The estimated modified duration of the investment portfolio was 4.4 at September 30, 2015, compared to 4.7 at June 30, 2015. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets, however, will continue to purchase investments as a source of interest income in lieu of carrying higher cash balances at nominal interest rates.

Liabilities. Total liabilities increased $19.8 million, or 2.7%, to $765.9 million at September 30, 2015, from $746.1 million at June 30, 2015. This increase was primarily the result of deposit account balances increasing $19.8 million, or 3.1%, to $666.9 million at September 30, 2015, from $647.2 million at June 30, 2015. Transaction, savings, and money market account deposits increased $21.7 million, or 4.3%, to $520.9 million at September 30, 2015 from $499.2 million at June 30, 2015. These increases were partially offset by a decrease in certificates of deposit of $1.9 million, or 1.3%, to $146.0 million at September 30, 2015, from $147.9 million at June 30, 2015. Increases in deposits were primarily the result of targeted promotional efforts in new market areas, and commercial demand deposit accounts increased $9.3 million during the quarter as we continued to focus on relationship development within our commercial lines of business.

Borrowings decreased $109,000, or 0.1%, from $90.0 million at June 30, 2015 to $89.9 million at September 30, 2015, as a long-term borrowing matured during the quarter. Borrowings remaining at September 30, 2015 consisted of long term advances from the Federal Home Loan Bank.

Equity. Total equity increased $1.6 million, or 0.8%, to $192.3 million at September 30, 2015, from $190.7 million at June 30, 2015. The increase was a result of net income of $1.2 million and an increase in other comprehensive income, net of tax, of $592,000 due to increases in the market value of our available for sale securities, partially offset by a decrease related to additional unearned ESOP shares purchased during the quarter of $390,000.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

General. The Company recorded net income for the three months ended September 30, 2015 of $1.2 million compared to net income of $849,000 for the three months ended September 30, 2014, an increase of $379,000, or 44.6%. This increase was primarily the result of interest income on investment securities purchased using proceeds received from our stock offering.

Net Interest Income. Net interest income increased $774,000 to $6.3 million for the three months ended September 30, 2015, from $5.5 million for the three months ended September 30, 2014. This increase was the result of an increase in interest income partially offset by an increase in interest expense.

The net interest margin decreased 18 basis points to 2.76% for the three months ended September 30, 2015, from 2.94% for the same period in 2014. The net interest margin declined due primarily to proceeds from the stock offering that have been deployed into the investment portfolio at lower average yields compared to the loan portfolio. The average balance of cash and cash equivalents increased $19.3 million from $22.7 million for the three months ended September 30, 2014 to $42.0 million for the three months ended September 30, 2015. Of the $774,000 increase in net interest income during the three months ended September 30, 2015 compared to the same period in 2014, $709,000 was the result of an increase in volume while $65,000 was attributable to changes in rates. Investment and mortgage-backed securities were the primary contributors to the increase in net interest income with a $723,000 increase due to volume and a $175,000 increase due to rate. The cost of average interest-bearing liabilities increased four basis points to 0.75% for the three months ended September 30, 2015, compared to 0.71% for the same period in the prior year, due primarily to increases in the average balance of certificates of deposit and money market account deposits at higher rates compared to the prior year.

Interest Income. Total interest income increased $894,000, or 13.5%, to $7.5 million for the three months ended September 30, 2015 from $6.6 million for the comparable period in 2014. Interest income on loans decreased $27,000, or 0.5%, during the three months ended September 30, 2015, primarily reflecting a decrease in loan yields of three basis points compared to the same period in the prior year, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $472,000 to $789,000 for the three months ended September 30, 2015 compared to $317,000 for the three months ended September 30, 2014. The average balance of our investment securities increased $73.8 million to $136.8 million for the three months ended September 30, 2015 compared to $63.0 million for the three months ended September 30, 2014, as net proceeds received from the stock offering was used to purchase investment securities. The yield on investment securities for the three months ended September 30, 2015 increased 30 basis points due primarily to investments purchased with higher yields during the comparable period in 2014.

Interest income on mortgage backed securities increased $426,000 primarily due to an increase in average balance of $75.0 million from $165.3 million for the three months ended September 30, 2014 to $240.3 million for the three months ended September 30, 2015. The yield on mortgage-backed securities for the three months ended September 30, 2015 increased 12 basis points primarily due to investments purchased with higher yields compared to the same period in 2014.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2015		2014
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$490,260	4.49%	$489,256	4.52%	$(27)
Investment securities	136,843	2.31	63,046	2.01	472
Mortgage-backed securities	240,323	2.00	165,345	1.88	426
FHLB stock	4,800	0.92	10,021	0.12	8
Cash and due from banks	41,972	0.19	22,695	0.09	15
Total interest-earning assets	$914,198	3.29	$750,363	3.53	$894

Interest Expense. Total interest expense increased $120,000, or 10.8%, to $1.2 million for the three months ended September 30, 2015 from $1.1 million at September 30, 2014. Deposit costs increased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $34.7 million, or 6.5%, to $566.3 million for the three months ended September 30, 2015 from $531.6 million for the three months ended September 30, 2014. This increase was attributable to increases in the average balances for savings accounts of $4.5 million, money market accounts of $19.5 million, and certificates of deposit of $14.5 million, partially offset by a decrease in transaction accounts of $3.9 million. The increase in the average balance of deposit accounts was primarily the result of market expansion, with pricing promotions primarily offered through our newest branch located in Silverdale, Washington on money market and certificates of deposit. We have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs declined $10,000 to $726,000 for the three months ended September 30, 2015 from $736,000 for the comparable period in 2014 due to a slight decline in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2015		2014		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$89,459	0.04%	$84,983	0.04%	$—
Transaction accounts	100,111	0.01	104,006	0.01	—
Money market accounts	230,139	0.25	210,636	0.18	47
Certificates of deposit	146,589	0.95	132,022	0.80	83
Borrowings	90,032	3.23	91,450	3.22	(10)
Total interest-bearing liabilities	$656,330	0.75	$623,097	0.71	$120

Provision for Loan Losses. There was no provision for loan losses during the three months ended September 30, 2015 and September 30, 2014. This was primarily the result of continued improvement in our asset quality as reflected in the decrease in classified loans as well as in our ratio of nonperforming loans to total loans. These improvements are primarily a result of improving economic conditions allowing some borrowers to better their financial condition. Management considers the allowance for loan losses at September 30, 2015 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net charge-offs	$(35)	$(89)
Allowance for loan losses	7,076	7,983
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.4%	1.6%
Total nonaccruing loans	3,794	5,840
Allowance for loan losses as a percentage of nonaccrual loans at end of period	186.5%	136.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.8%	1.2%
Total loans	$503,622	$496,500

Noninterest Income. Noninterest income increased $121,000, or 10.6%, to $1.3 million for the three months ended September 30, 2015, from $1.1 million for the three months ended September 30, 2014, primarily as a result of increases in loan and deposit service fees of $94,000 and in other income of $98,000, partially offset by a decrease in net gain on sale of loans of $55,000. Loan and deposit service fees increased primarily as a result of a change in our deposit fee structure, and other income increased primarily due to income realized on the redemption of the investment in our Craft3 subsidiary at the conclusion of the new markets tax credit period. The decline in the gain on sale of loans between the periods was the result of decreased loan sales as we retained most of our longer-term, fixed-rate mortgage loan originations as part of our efforts to increase net interest margin while staying consistent with our management of interest rate risk.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$929	$835	$94	11.3%
Mortgage servicing fees, net of amortization	58	73	(15)	(20.5)
Net gain on sale of loans	42	97	(55)	(56.7)
Increase in cash surrender value of bank-owned life insurance	39	40	(1)	(2.5)
Other income	195	97	98	101.0
Total noninterest income	$1,263	$1,142	$121	10.6%

Noninterest Expense. Noninterest expense increased $398,000, or 7.2%, to $5.9 million for the three months ended September 30, 2015, compared to $5.5 million for the same period in 2014. Compensation and benefits increased $233,000 compared to the same period in the prior year as a result of certain market rate and merit increase adjustments for employees and management and increased employee benefits expenses, including expenses related to the employee stock ownership plan. We have also incurred additional noninterest expenses during the quarter compared to the same period last year relating to doing business as a public company, including increases in professional fees of $291,000. Other expense increased $199,000, primarily as a result of increased professional development fees for management and staff and an increase in expense for reserves for unused commitments, primarily commercial construction projects. These expenses exceeded the benefit of a $426,000 decrease in expenses related to real estate owned and repossessed assets, primarily due to a $352,000 gain on the sale of commercial real estate owned, during three months ended September 30, 2015 compared to the comparable period in 2014.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,273	$3,040	$233	7.7%
Real estate owned and repossessed assets (income) expense, net	(342)	84	(426)	(507.1)
Data processing	655	610	45	7.4
Occupancy and equipment	813	794	19	2.4
Supplies, postage, and telephone	139	160	(21)	(13.1)
Regulatory assessments and state taxes	94	85	9	10.6
Advertising	189	128	61	47.7
Professional fees	460	169	291	172.2
FDIC insurance premium	124	136	(12)	(8.8)
Other	510	311	199	64.0
Total	$5,915	$5,517	$398	7.2%

Provision for Income Tax. An income tax expense of $417,000 was recorded for the three months ended September 30, 2015 compared to $299,000 for the three months ended September 30, 2014. This was generally due to an increase in income before taxes of $497,000.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2015 and 2014. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30, 2015	Three Months Ended September 30,
		2015			2014
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.55%	$490,260	$5,502	4.49%	$489,256	$5,529	4.52%
Investment securities	2.28	136,843	789	2.31	63,046	317	2.01
Mortgage-backed securities	2.29	240,323	1,202	2.00	165,345	776	1.88
FHLB dividends	0.92	4,800	11	0.92	10,021	3	0.12
Cash and cash equivalents	0.21	41,972	20	0.19	22,695	5	0.09
Total interest-earning assets (2)	3.46	914,198	7,524	3.29	750,363	6,630	3.53

Interest-bearing liabilities:
Savings accounts	0.04	$89,459	$9	0.04	$84,983	9	0.04
Transaction accounts	0.01	100,111	3	0.01	104,006	3	0.01
Money market accounts	0.23	230,139	141	0.25	210,636	94	0.18
Certificates of deposit	0.95	146,589	348	0.95	132,022	265	0.80
Total deposits	0.30	566,298	501	0.35	531,647	371	0.28
Borrowings	3.24	90,032	726	3.23	91,450	736	3.22
Total interest-bearing liabilities	0.64	656,330	1,227	0.75	623,097	1,107	0.71

Net interest income			$6,297			$5,523
Net interest rate spread	2.82			2.54			2.82
Net earning assets		$257,868			$127,266
Net interest margin (3)				2.76			2.94
Average interest-earning assets to average interest-bearing liabilities		139.3%			120.4%
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

	Three Months Ended
	September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$11	$(38)	$(27)
Investment and mortgage-backed securities	723	175	898
FHLB stock	(2)	10	8
Other(1)	4	11	15
Total interest-earning assets	$736	$158	$894

Interest-bearing liabilities:
Savings accounts	$—	$—	$—
Interest-bearing transaction accounts	—	—	—
Money market accounts	9	38	47
Certificates of deposit	29	54	83
Borrowings	(11)	1	(10)
Total interest-bearing liabilities	$27	$93	$120

Net change in interest income	$709	$65	$774

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2015 and the year ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2015, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$76,688	$46,559	$22,588	$199	$146,034
FHLB advances	—	13,424	56,500	20,000	89,924
Operating leases	135	286	193	1,373	1,987
Borrower taxes and insurance	1,530	—	—	—	1,530
Deferred compensation	79	153	—	81	313
Total contractual obligations	$78,432	$60,422	$79,281	$21,653	$239,788

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2015:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$318	$318
Adjustable-rate	263	263
Unfunded commitments under lines of credit or existing loans	64,277	64,277
Standby letters of credit	322	322
Total	$65,180	$65,180

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $38.6 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $318.2 million at September 30, 2015. In addition, at September 30, 2015, we had FHLB stock of $4.8 million and have pledged collateral to support borrowings from the FHLB of $89.9 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of September 30, 2015.

At September 30, 2015, we had $581,000 in loan commitments outstanding and an additional $64.6 million in undisbursed loans and standby letters of credit, including $32.8 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of September 30, 2015 totaled $76.7 million, or 52.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require First Federal to maintain minimum amounts and ratios of capital.

At September 30, 2015, First Federal exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at September 30, 2015, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at September 30, 2015.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$130,551	14.3%	$36,423	4.0%	$45,529	5.0%
Common Equity Tier 1 Capital to risk-weighted assets(2)	130,551	23.4	25,088	4.5	36,239	6.5
Tier 1 Capital to risk-weighted assets(2)	130,551	23.4	33,451	6.0	44,601	8.0
Total Capital to risk-weighted assets(2)	137,524	24.7	44,601	8.0	55,752	10.0
______________
(1)    Based on adjusted average assets of $910.6 million.
(2)    Based on risk-weighted assets of $557.5 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate of the Company (1)
10.1	Form of Employee Severance Compensation Plan (1)
10.2	Form of Employment Agreement with Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue, Kelly A. Liske and Jeffrey S. Davis (2)
10.3	First Federal Fiscal Year 2016 Cash Incentive Plan (3)
10.4	Form of Participation Agreement under the First Federal Fiscal Year 2016 Cash Incentive Plan (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

___________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185101) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Report on Form 8-K filed August 3, 2015 (File No. 001-36741) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Report on Form 8-K filed August 27, 2015 (File No. 001-36741) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 12, 2015	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2015	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements