Form 10-Q
period 2015-12-31
First Northwest Bancorp
filed 2016-02-16
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 4, 2016, there were 13,100,360 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	December 31, 2015	June 30, 2015

Cash and due from banks	$14,158	$10,590
Interest-bearing deposits in banks	9,502	34,440
Investment securities available for sale, at fair value	305,131	299,040
Investment securities held to maturity, at amortized cost	58,872	61,524
Loans held for sale	—	110
Loans receivable (net of allowance for loan losses of $6,974 and $7,111)	527,144	487,887
Federal Home Loan Bank (FHLB) stock, at cost	4,197	4,807
Accrued interest receivable	2,868	2,546
Premises and equipment, net	13,563	12,580
Mortgage servicing rights, net	1,055	1,187
Bank-owned life insurance, net	18,190	18,168
Real estate owned and repossessed assets	158	1,914
Prepaid expenses and other assets	2,964	2,009

Total assets	$957,802	$936,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$685,093	$647,164
Borrowings	75,154	90,033
Accrued interest payable	210	265
Accrued expenses and other liabilities	6,943	7,727
Advances from borrowers for taxes and insurance	1,027	932

Total liabilities	768,427	746,121

Stockholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 13,100,360 at December 31, 2015, and June 30, 2015	131	131
Additional paid-in capital	126,810	126,809
Retained earnings	76,514	74,573
Accumulated other comprehensive (loss) income, net of tax	(1,551)	750
Unearned employee stock ownership plan (ESOP) shares	(12,529)	(11,582)

Total stockholders' equity	189,375	190,681

Total liabilities and stockholders' equity	$957,802	$936,802

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans receivable	$5,766	$5,606	$11,268	$11,135
Interest on mortgage-backed and related securities	1,351	757	2,553	1,533
Interest on investment securities	776	330	1,565	647
Interest-bearing deposits and other	14	22	34	27
FHLB dividends	34	2	45	5

Total interest income	7,941	6,717	15,465	13,347
INTEREST EXPENSE
Deposits	510	382	1,011	753
Borrowings	671	734	1,397	1,470

Total interest expense	1,181	1,116	2,408	2,223

Net interest income	6,760	5,601	13,057	11,124
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	6,760	5,601	13,057	11,124
NONINTEREST INCOME
Loan and deposit service fees	882	824	1,811	1,659
Mortgage servicing fees, net of amortization	57	60	115	133
Net gain on sale of loans	26	41	68	138
Net gain on sale of investment securities	856	—	856	—
(Decrease) increase in cash surrender value of bank-owned life insurance	(17)	(16)	22	23
Other income	74	70	269	168

Total noninterest income	1,878	979	3,141	2,121

NONINTEREST EXPENSE
Compensation and benefits	3,708	3,049	6,981	6,089
Real estate owned and repossessed assets (income) expenses, net	(35)	(146)	(377)	(62)
Data processing	653	622	1,308	1,232
Occupancy and equipment	908	768	1,721	1,562
Supplies, postage, and telephone	200	171	339	331
Regulatory assessments and state taxes	183	78	277	163
Advertising	252	144	441	272
Professional fees	439	128	899	297
FDIC insurance premium	99	131	223	267
FHLB prepayment penalty	779	—	779	—
Other	497	497	1,007	808

Total noninterest expense	7,683	5,442	13,598	10,959

INCOME BEFORE PROVISION FOR INCOME TAXES	955	1,138	2,600	2,286

PROVISION FOR INCOME TAXES	242	256	659	555

NET INCOME	$713	$882	$1,941	$1,731

Basic and diluted earnings per share	$0.06	na (1)	$0.16	na (1)

(1) Not applicable as no shares were outstanding during this period.

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

NET INCOME	$713	$882	$1,941	$1,731

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of taxes of
$(1,199), $120, $(893) and $149, respectively	(2,328)	232	(1,736)	283
Reclassification adjustments for gains on sales
of securities, net of taxes of $(291), $0,
$(291) and $0, respectively	(565)	—	(565)	—

Other comprehensive (loss) income, net of tax	(2,893)	232	(2,301)	283

COMPREHENSIVE (LOSS) INCOME	$(2,180)	$1,114	$(360)	$2,014

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2015 and 2014
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity
	Shares	Amount

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net income				1,731			1,731
Other comprehensive income, net of tax						283	283

BALANCE, December 31, 2014	—	$—	$—	$81,394	$—	$1,615	$83,009

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				1,941			1,941
Other comprehensive loss, net of tax						(2,301)	(2,301)
ESOP shares purchased					(1,253)		(1,253)
ESOP shares allocated			1		306		307

BALANCE, December 31, 2015	13,100,360	$131	$126,810	$76,514	$(12,529)	$(1,551)	$189,375

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,941	$1,731
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	523	492
Amortization and accretion of premiums and discounts on investments, net	770	638
Amortization of deferred loan fees, net	(58)	(84)
Amortization of mortgage servicing rights	152	167
Additions to mortgage servicing rights	(20)	(40)
Gain on sale of real estate owned and repossessed assets, net	(507)	(215)
Deferred federal income taxes	12	—
Allocation of ESOP shares	307	—
Gain on sale of loans	(68)	(138)
Gain on sale of securities available for sale, net	(856)	—
Write-down on real estate owned and repossessed assets	53	84
Increase in cash surrender value of life insurance	(22)	(23)
Origination of loans held for sale	(2,131)	(6,095)
Proceeds from loans held for sale	2,309	6,846
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(322)	54
Decrease (increase) in prepaid expenses and other assets	217	(1,216)
(Decrease) increase in accrued interest payable	(55)	2
(Decrease) increase in accrued expenses and other liabilities	(784)	1,600

Net cash from operating activities	1,461	3,803

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(103,945)	(25,943)
Proceeds from maturities, calls, and principal repayments of securities available for sale	20,246	12,595
Proceeds from sales of securities available for sale	74,363	—
Purchase of securities held to maturity	(500)	—
Proceeds from maturities, calls, and principal repayments of securities held to maturity	2,998	3,199
Proceeds from FHLB stock redemption	610	204
Proceeds from sale of real estate owned and repossessed assets	3,266	795
Loan originations, net of repayments, write-offs, and recoveries	(40,255)	852
Purchase of premises and equipment, net	(1,506)	(279)

Net cash from investing activities	(44,723)	(8,577)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$37,929	$140,425
Proceeds from FHLB advances	17,703	17,100
Repayment of FHLB advances	(32,473)	(32,200)
Repayment of notes payable	(109)	—
Net increase (decrease) in advances from borrowers for taxes and insurance	95	(228)
Purchase of ESOP shares	(1,253)	—

Net cash from financing activities	21,892	125,097

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,370)	120,323

CASH AND CASH EQUIVALENTS, beginning of period	45,030	18,960

CASH AND CASH EQUIVALENTS, end of period	$23,660	$139,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$2,463	$2,221

Income taxes	$1,277	$250

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(3,482)	$432

Net loans transferred to real estate owned and repossessed assets	$1,056	$1,880

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

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP") which purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares with funds borrowed from the Company.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended December 31, 2015, are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets. The Company completed its stock offering and became a public company on January 29, 2015, and therefore earnings per share and share calculations prior to that date are not meaningful.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), and majority-owned Craft3 Development IV, LLC ("Craft3"). NOPS owns a building currently rented in whole to First Federal. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered a membership

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies accounting for business combinations by not requiring retrospective adjustments of estimated amounts. Instead, the effect on earnings by line item as a result of changes in provisional amounts will be separately disclosed in the period for which the accounting of the combination is complete. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies accounting for deferred taxes by requiring that all deferred tax assets or liabilities be classified as noncurrent. This replaces the prior guidance which required deferred taxes to be separated into current and noncurrent amounts. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of equity securities along with enhanced disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or stockholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2015, are summarized as follows:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$25,980	$627	$(132)	$26,475
U.S. Treasury and government agency issued bonds (Agency bonds)	23,446	91	(186)	23,351
U.S. government agency issued asset-backed securities (ABS agency)	9,180	—	(762)	8,418
Corporate issued asset-backed securities (ABS corporate)	29,672	—	(365)	29,307
U.S. Small Business Administration securities (SBA)	9,880	—	(52)	9,828
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	160,313	353	(1,200)	159,466
Corporate issued mortgage-backed securities (MBS corporate)	49,059	—	(773)	48,286

Total securities available for sale	$307,530	$1,071	$(3,470)	$305,131

Held to Maturity
Municipal bonds	$14,574	$462	$—	$15,036
SBA	1,100	1	—	1,101
Mortgage-backed securities:
MBS agency	43,198	935	(181)	43,952

Total securities held to maturity	$58,872	$1,398	$(181)	$60,089

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2015:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(132)	$2,095	$—	$—	$(132)	$2,095
Agency bonds	(186)	14,445	—	—	(186)	14,445
ABS agency	—	—	(762)	8,418	(762)	8,418
ABS corporate	(365)	29,307	—	—	(365)	29,307
SBA	(52)	9,623	—	—	(52)	9,623
Mortgage-backed securities:
MBS agency	(1,020)	113,733	(180)	12,030	(1,200)	125,763
MBS corporate	(773)	48,287	—	—	(773)	48,287

Total available for sale	$(2,528)	$217,490	$(942)	$20,448	$(3,470)	$237,938

Held to Maturity
SBA	$—	$316	$—	$—	$—	$316
Mortgage-backed securities:
MBS agency	(115)	14,791	(66)	5,496	(181)	20,287

Total held to maturity	$(115)	$15,107	$(66)	$5,496	$(181)	$20,603

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired (OTTI). At December 31, 2015, there were 63 investment securities with $3.7 million of unrealized losses and a fair value of approximately $258.5 million. At June 30, 2015, there were 54 investment securities with $2.1 million of unrealized losses and a fair value of approximately $157.7 million.

We believe that the unrealized losses on our investment securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the temporarily impaired securities and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the three and six months ended December 31, 2015 or 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; therefore, these securities are shown separately.

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,813	2,860
Due after five through ten years	20,671	20,519	4,313	4,329
Due after ten years	188,701	187,233	36,072	36,763

Total mortgage-backed securities	209,372	207,752	43,198	43,952

All other investment securities:
Due within one year	8,004	7,869	—	—
Due after one through five years	15,275	15,237	500	500
Due after five through ten years	23,445	23,517	9,843	10,108
Due after ten years	51,434	50,756	5,331	5,529

Total all other investment securities	98,158	97,379	15,674	16,137

Total investment securities	$307,530	$305,131	$58,872	$60,089

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$32	$34
Due after one through five years	—	—	1	1
Due after five through ten years	5,912	5,988	6,207	6,303
Due after ten years	177,474	178,841	39,260	39,742

Total mortgage-backed securities	183,386	184,829	45,500	46,080

All other investment securities:
Due within one year	7,982	7,982	260	261
Due after one through five years	10,966	10,945	165	166
Due after five through ten years	28,836	28,820	9,921	10,126
Due after ten years	66,787	66,464	5,678	5,877

Total all other investment securities	114,571	114,211	16,024	16,430

Total investment securities	$297,957	$299,040	$61,524	$62,510

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(In thousands)
Proceeds from sales	$74,363	$—	$74,363	$—
Gross realized gains	1,003	—	1,003	—
Gross realized losses	(147)	—	(147)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	December 31, 2015	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$275,728	$256,696
Multi-family	44,104	33,086
Commercial real estate	130,398	125,623
Construction and land	26,580	19,127
Total real estate loans	476,810	434,532

Consumer:
Home equity	35,288	36,387
Other consumer	7,687	8,198
Total consumer loans	42,975	44,585

Commercial business loans	13,623	14,764

Total loans	533,408	493,881

Less:
Net deferred loan fees	1,070	840
Premium on purchased loans, net	(1,780)	(1,957)
Allowance for loan losses	6,974	7,111

Total loans receivable, net	$527,144	$487,887

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended December 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,027	$260	$1,040	$372	$946	$284	$163	$984	$7,076
Provision for loan losses	(115)	27	(34)	17	83	58	(24)	(12)	—
Charge-offs	(53)	—	—	—	(30)	(72)	—	—	(155)
Recoveries	4	—	—	1	31	17	—	—	53
Ending balance	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974

	At or For the Six Months Ended December 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(228)	36	8	53	4	60	(146)	213	—
Charge-offs	(60)	—	—	—	(69)	(122)	(7)	—	(258)
Recoveries	8	—	—	1	43	28	41	—	121
Ending balance	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974

	At December 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974
General reserve	2,623	287	935	369	947	221	98	972	6,452
Specific reserve	240	—	71	21	83	66	41	—	522

Total loans	$275,728	$44,104	$130,398	$26,580	$35,288	$7,687	$13,623	$—	$533,408
General reserves (1)	269,932	43,557	129,058	26,414	34,522	7,549	13,240	—	524,272
Specific reserves (2)	5,796	547	1,340	166	766	138	383	—	9,136

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended December 31, 2014
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,746	$417	$1,270	$431	$1,151	$338	$206	$424	$7,983
Provision for loan losses	(348)	(23)	103	(23)	(54)	(15)	(21)	381	—
Charge-offs	(103)	—	—	(4)	(195)	(39)	—	—	(341)
Recoveries	5	—	—	1	8	7	3	—	24
Ending balance	$3,300	$394	$1,373	$405	$910	$291	$188	$805	$7,666

	At or For the Six Months Ended December 31, 2014
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,408	$475	$1,491	$397	$1,289	$389	$388	$235	$8,072
Provision for loan losses	3	(81)	(118)	56	(203)	(24)	(203)	570	—
Charge-offs	(122)	—	—	(49)	(195)	(95)	—	—	(461)
Recoveries	11	—	—	1	19	21	3	—	55
Ending balance	$3,300	$394	$1,373	$405	$910	$291	$188	$805	$7,666

	At June 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
General reserve	2,982	251	923	318	998	244	207	759	6,682
Specific reserve	161	—	75	18	54	77	44	—	429

Total loans	$256,696	$33,086	$125,623	$19,127	$36,387	$8,198	$14,764	$—	$493,881
General reserves (1)	249,290	32,456	124,260	18,968	35,752	8,034	14,361	—	483,121
Specific reserves (2)	7,406	630	1,363	159	635	164	403	—	10,760

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	December 31, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$1,667	$2,222	$—	$3,502	$4,162	$—
Multi-family	423	423	—	503	503	—
Commercial real estate	349	412	—	355	416	—
Construction and land	16	47	—	17	48	—
Home equity	163	300	—	209	322	—
Other consumer	—	33	—	—	10	—
Commercial business	77	77	—	—	180	—
Total	2,695	3,514	—	4,586	5,641	—

With an allowance recorded:
One-to-four family	4,129	4,306	240	3,904	4,157	161
Multi-family	124	124	—	127	126	—
Commercial real estate	991	991	71	1,008	1,008	75
Construction and land	150	174	21	142	166	18
Home equity	603	665	83	426	441	54
Other consumer	138	158	66	164	181	77
Commercial business	306	306	41	403	403	44
Total	6,441	6,724	522	6,174	6,482	429

Total impaired loans:
One-to-four family	5,796	6,528	240	7,406	8,319	161
Multi-family	547	547	—	630	629	—
Commercial real estate	1,340	1,403	71	1,363	1,424	75
Construction and land	166	221	21	159	214	18
Home equity	766	965	83	635	763	54
Other consumer	138	191	66	164	191	77
Commercial business	383	383	41	403	583	44
Total	$9,136	$10,238	$522	$10,760	$12,123	$429

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	December 31, 2015		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$2,176	$45	$2,590	$45
Multi-family	448	3	391	7
Commercial real estate	350	5	352	11
Construction and land	16	1	16	2
Home equity	177	6	230	6
Other consumer	—	1	5	1
Commercial business loans	26	2	13	3
Total	3,193	63	3,597	75

With an allowance recorded:
One-to-four family	3,632	68	3,515	104
Multi-family	125	2	209	3
Commercial real estate	994	13	998	24
Construction and land	153	7	151	8
Home equity	515	10	442	17
Other consumer	160	4	163	6
Commercial business	368	4	385	8
Total	5,947	108	5,863	170

Total impaired loans:
One-to-four family	5,808	113	6,105	149
Multi-family	573	5	600	10
Commercial real estate	1,344	18	1,350	35
Construction and land	169	8	167	10
Home equity	692	16	672	23
Other consumer	160	5	168	7
Commercial business	394	6	398	11
Total	$9,140	$171	$9,460	$245

Interest income recognized on a cash basis on impaired loans for the three and six months ended December 31, 2015, was $112,000 and $188,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	December 31, 2014		December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$3,893	$83	$3,959	$109
Multi-family	564	5	580	9
Commercial real estate	2,098	13	2,004	38
Construction and land	310	15	311	16
Home equity	196	3	258	5
Other consumer	—	—	—	1
Total	7,061	119	7,112	178

With an allowance recorded:
One-to-four family	3,304	70	3,321	105
Multi-family	129	2	129	3
Commercial real estate	1,251	12	1,944	25
Construction and land	162	10	160	11
Home equity	646	11	653	19
Other consumer	76	3	64	2
Commercial business	422	6	423	12
Total	5,990	114	6,694	177

Total impaired loans:
One-to-four family	7,197	153	7,280	214
Multi-family	693	7	709	12
Commercial real estate	3,349	25	3,948	63
Construction and land	472	25	471	27
Home equity	842	14	911	24
Other consumer	76	3	64	3
Commercial business	422	6	423	12
Total	$13,051	$233	$13,806	$355

Interest income recognized on a cash basis on impaired loans for the three and six months ended December 31, 2014, was $112,000, and $235,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2015	June 30, 2015
	(In thousands)
One-to-four family	$1,670	$4,232
Commercial real estate	139	147
Construction and land	166	159
Home equity	140	181
Other consumer	139	164

Total nonaccrual loans	$2,254	$4,883

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2015 and June 30, 2015.

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,355	$613	$455	$2,423	$273,305	$275,728
Multi-family	—	—	—	—	44,104	44,104
Commercial real estate	—	—	—	—	130,398	130,398
Construction and land	99	36	141	276	26,304	26,580
Total real estate loans	1,454	649	596	2,699	474,111	476,810

Consumer:
Home equity	419	—	94	513	34,775	35,288
Other consumer	169	4	22	195	7,492	7,687
Total consumer loans	588	4	116	708	42,267	42,975

Commercial business loans	—	—	—	—	13,623	13,623

Total loans	$2,042	$653	$712	$3,407	$530,001	$533,408

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At December 31, 2015 and June 30, 2015, First Federal had $5.8 million and $9.9 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of December 31, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$268,154	$3,240	$1,578	$2,756	$275,728
Multi-family	37,453	6,104	—	547	44,104
Commercial real estate	119,249	9,508	667	974	130,398
Construction and land	26,087	187	65	241	26,580
Total real estate loans	450,943	19,039	2,310	4,518	476,810

Consumer:
Home equity	33,262	1,209	164	653	35,288
Other consumer	7,222	254	40	171	7,687
Total consumer loans	40,484	1,463	204	824	42,975

Commercial business loans	8,083	5,117	—	423	13,623

Total loans	$499,510	$25,619	$2,514	$5,765	$533,408

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$247,491	$2,458	$794	$5,953	$256,696
Multi-family	22,907	9,550	—	629	33,086
Commercial real estate	106,072	12,960	5,134	1,457	125,623
Construction and land	18,426	351	113	237	19,127
Total real estate loans	394,896	25,319	6,041	8,276	434,532

Consumer:
Home equity	34,969	501	86	831	36,387
Other consumer	7,622	213	77	286	8,198
Total consumer loans	42,591	714	163	1,117	44,585

Commercial business loans	8,449	5,795	62	458	14,764

Total loans	$445,936	$31,828	$6,266	$9,851	$493,881

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of December 31, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,670	$274,058	$275,728
Multi-family	—	44,104	44,104
Commercial real estate	139	130,259	130,398
Construction and land	166	26,414	26,580

Consumer:
Home equity	140	35,148	35,288
Other consumer	139	7,548	7,687

Commercial business loans	—	13,623	13,623

Total loans	$2,254	$531,154	$533,408

The following table represents the credit risk profile based on payment activity as of June 30, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$4,232	$252,464	$256,696
Multi-family	—	33,086	33,086
Commercial real estate	147	125,476	125,623
Construction and land	159	18,968	19,127

Consumer:
Home equity	181	36,206	36,387
Other consumer	164	8,034	8,198

Commercial business loans	—	14,764	14,764

Total loans	$4,883	$488,998	$493,881

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31,	June 30,
	2015	2015
	(In thousands)
Total TDR loans	$7,430	$7,746
Allowance for loan losses related to TDR loans	362	272
Total nonaccrual TDR loans	897	5,676

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2015 and 2014.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended December 31, 2015.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	2	$—	$—	$379	$379

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended December 31, 2014.

No additional funds are committed to be advanced in connection with impaired loans at December 31, 2015.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2015			June 30, 2015
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,897	$758	$4,655	$1,844	$3,079	$4,923
Multi-family	547	—	547	—	629	629
Commercial real estate	1,200	139	1,339	147	1,216	1,363
Construction and land	—	—	—	—	—	—
Home equity	506	—	506	79	349	428
Other consumer	—	—	—	—	—	—
Commercial business loans	383	—	383	—	403	403

Total TDR loans	$6,533	$897	$7,430	$2,070	$5,676	$7,746

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at December 31, 2015 and June 30, 2015, was $37.4 million and $36.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	December 31, 2015	Weighted-Average Interest Rate	June 30, 2015
	(In thousands)
Savings	0.04%	$89,654	0.04%	$88,129
Transaction accounts	0.01%	207,645	0.01%	183,890
Money market accounts	0.22%	241,492	0.17%	227,217
Certificates of deposit and jumbo certificates	0.99%	146,302	0.94%	147,928

		$685,093		$647,164

Weighted-average interest rate		0.30%		0.28%

Maturities of certificates at the dates indicated are as follows:

	December 31, 2015	June 30, 2015
	(In thousands)
Within one year or less	$75,533	$71,474
After one year through two years	28,022	33,336
After two years through three years	18,501	19,225
After three years through four years	14,174	14,504
After four years through five years	9,894	9,183
After five years	178	206

	$146,302	$147,928

Deposits at December 31, 2015 and June 30, 2015, include $44.5 million and $44.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $53.9 million and $42.7 million were pledged as collateral for these deposits at December 31, 2015 and June 30, 2015, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(In thousands)
Savings	$10	$10	$19	$19
Transaction accounts	4	2	7	5
Insured money market accounts	145	97	286	191
Certificates of deposit and jumbo certificates	351	273	699	538

	$510	$382	$1,011	$753

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

Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. The Company currently has a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes related to its contribution to the Foundation. The contribution carryforward and related valuation allowance will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. The valuation allowance was $1.9 million at both December 31, 2015 and June 30, 2015. The total net deferred tax asset was $1.4 million and $188,000 at December 31, 2015 and June 30, 2015, respectively.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2015 and June 30, 2015. During the six months ended December 31, 2015 and the year ended June 30, 2015, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2012.

Note 6 - Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at December 31, 2015 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended December 31, 2015 and 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net income	$713	$882	$1,941	$1,731

Denominator:
Denominator for basic and diluted earnings per share -
weighted average common shares outstanding	12,094,515	na(1)	12,094,515	na(1)

Basic and diluted earnings per share	$0.06		$0.16

(1) Earnings per share and share calculations are not applicable (na) as the Company completed its stock offering and became a public company on January 29, 2015.

As of December 31, 2015, the ESOP had purchased 1,048,029 shares in the open market. Unallocated shares are not included as outstanding for either basic or diluted earnings per share calculations. As of December 31, 2015, there were 1,005,845 shares in the ESOP that remain unallocated.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares at an average price of $12.45 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At December 31, 2015, the weighted average interest rate paid on the ESOP loan payable was 2.46% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the six months ended December 31, 2015.

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

Compensation expense related to the ESOP was $159,000 and $307,000 for the three and six months ended December 31, 2015, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Allocated shares	17,509	17,509
Committed to be released shares	24,675	—
Unallocated shares	1,005,845	935,290

Total ESOP shares	1,048,029	952,799

Fair value of unallocated shares	$14,233	$11,532

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$26,475	$—	$26,475
Agency bonds	—	23,351	—	23,351
ABS agency	—	8,418	—	8,418
ABS corporate	—	29,307	—	29,307
SBA	—	9,828	—	9,828
MBS agency	—	159,466	—	159,466
MBS corporate	—	48,286	—	48,286
	$—	$305,131	$—	$305,131

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$17,274	$—	$17,274
Agency bonds	—	23,774	—	23,774
ABS agency	—	9,201	—	9,201
ABS corporate	—	29,634	—	29,634
SBA	—	34,328	—	34,328
MBS agency	—	176,877	—	176,877
MBS corporate	—	7,952	—	7,952
	$—	$299,040	$—	$299,040

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,136	$9,136
Real estate owned and repossessed assets	—	—	158	158

	$—	$—	$9,294	$9,294

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$10,760	$10,760
Real estate owned and repossessed assets	—	—	1,914	1,914

	$—	$—	$12,674	$12,674

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$9,136	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	158	Market comparable	Discount to appraisal	0% - 10% (9%)

[1] Discount to appraisal disposition value.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$10,760	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	1,914	Market comparable	Discount to appraisal	0% - 8% (1%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$23,660	$23,660	$23,660	$—		$—
Investment securities available for sale	305,131	305,131	—	305,131		—
Investment securities held to maturity	58,872	60,089	—	60,089		—
Loans receivable, net	527,144	530,476	—	—		530,476
FHLB stock	4,197	4,197	—	4,197		—
Accrued interest receivable	2,868	2,868	—	2,868		—
Mortgage servicing rights, net	1,055	1,652	—	—		1,652

Financial liabilities
Demand deposits	$538,791	$538,791	$538,791	$—		$—
Time deposits	146,302	146,273	—	146,273		—
Borrowings	75,154	78,716	—	78,716		—
Accrued interest payable	210	210	—	210	—	—

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,030	$45,030	$45,030	$—	$—
Investment securities available for sale	299,040	299,040	—	299,040	—
Investment securities held to maturity	61,524	62,510	—	62,510	—
Loans held for sale	110	110	—	110	—
Loans receivable, net	487,887	493,270	—	—	493,270
FHLB stock	4,807	4,807	—	4,807	—
Accrued interest receivable	2,546	2,546	—	2,546	—
Mortgage servicing rights, net	1,187	1,837	—	—	1,837

Financial liabilities
Demand deposits	$499,236	$499,236	$499,236	$—	$—
Time deposits	147,928	148,436	—	148,436	—
Borrowings	90,033	93,426	—	93,426	—
Accrued interest payable	265	265	—	265	—

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

Financial instruments with book value equal to fair value - The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

include cash and due from banks, interest bearing deposits with banks, FHLB stock, accrued interest receivable, and accrued interest payable. FHLB stock is not publicly traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB's discretion. The fair value is therefore equal to the book value.

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

Loans held for sale - The fair value of loans held for sale is based on quoted market prices from Federal Home Loan Mortgage Corporation ("Freddie Mac"), which are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2015 and June 30, 2015. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have ten full-service banking offices, including a full-service banking office that was opened during the quarter ended December 31, 2015 in Bellingham, Washington, which is located in Whatcom County. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. During the past decade, recognizing our need to adapt to changing market conditions, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings and enhance our infrastructure. We have increased the origination of commercial real estate and multi-family real estate loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. Since 2010, we have generally sold most newly originated and refinanced, conforming single-family owner-occupied mortgage loans into the secondary market, although in 2012, we began selectively retaining 30-year fixed-rate mortgages in the portfolio in an effort to enhance our net interest income. We have historically offered traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Assets. Total assets increased $21.0 million, or 2.2%, to $957.8 million at December 31, 2015, from $936.8 million at June 30, 2015, primarily due to an increase of $39.3 million, or 8.1%, in net loans receivable to $527.1 million at December 31, 2015, from $487.9 million at June 30, 2015, primarily as a result of increased originations in one- to four-family residential and multi-family loans.

Gross loans, excluding loans held for sale, increased $39.5 million, or 8.0%, to $533.4 million at December 31, 2015, from $493.9 million at June 30, 2015. The portfolio increase was mainly attributable to an increase in one- to four-family residential loans of $19.0 million, or 7.4%, to $275.7 million at December 31, 2015 from $256.7 million at June 30, 2015, as we continue to originate and retain in our portfolio, as well as identify and purchase, select one- to four-family residential loans from others. Commercial real estate loans increased $4.8 million, or 3.8%, to $130.4 million at December 31, 2015 from $125.6 million at June 30, 2015, and multi-family loans increased $11.0 million, or 33.2%, to $44.1 million at December 31, 2015 from $33.1 million at June 30, 2015, as we continue to focus on increasing these loans as a percentage of total loans. Additionally, we saw an increase in the balance of construction and land loans during the six months ended December 31, 2015 of $7.5 million, as successful business development efforts throughout the state of Washington began to produce additional loan volumes for the Bank. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the state of Washington. There were $37.1 million in undisbursed construction commitments at December 31, 2015, an increase of $29.2 million compared to $7.9 million at June 30, 2015. Undisbursed construction commitments at December 31, 2015 included $4.9 million of mainly custom one- to four-family residential construction; $22.5 million of commercial multi-family construction, primarily located in Puget Sound, Snohomish and King Counties; $6.8 million of commercial real estate, consisting of a hotel construction project in Franklin County; and $2.8 million of one- to four-family speculative construction l ocated primarily in Thurston County. These increases were partially offset by decreases to commercial business, home equity and other consumer loans of $1.1 million, $1.1 million, and $511,000, respectively.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

December 31, 2015	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$5,262	$2,811	$197	$8,270
Multi-family residential	—	24,714	—	24,714
Commercial real estate	722	5,178	10,887	16,787
Total Commitment	$5,984	$32,703	$11,084	$49,771

Construction Funds Disbursed
One- to four-family residential	$2,360	$798	$177	$3,335
Multi-family residential	—	2,189	—	2,189
Commercial real estate	573	2,491	4,094	7,158
Total disbursed	$2,933	$5,478	$4,271	$12,682

Undisbursed Commitment
One- to four-family residential	$2,902	$2,013	$20	$4,935
Multi-family residential	—	22,525	—	22,525
Commercial real estate	149	2,687	6,793	9,629
Total undisbursed	$3,051	$27,225	$6,813	$37,089

Land Funds Disbursed
One- to four-family residential	$8,797	$942	$—	$9,739
Commercial real estate	31	4,128	—	4,159
Total disbursed for land	$8,828	$5,070	$—	$13,898

June 30, 2015	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,743	$1,070	$197	$8,010
Multi-family residential	—	4,145	—	4,145
Commercial real estate	847	2,052		2,899
Total Commitment	$7,590	$7,267	$197	$15,054

Construction Funds Disbursed
One- to four-family residential	$2,941	$3	$—	$2,944
Multi-family residential	—	3,358	—	3,358
Commercial real estate	512	382	—	894
Total disbursed	$3,453	$3,743	$—	$7,196

Undisbursed Commitment
One- to four-family residential	$3,802	$1,067	$197	$5,066
Multi-family residential	—	787	—	787
Commercial real estate	335	1,670	—	2,005
Total undisbursed	$4,137	$3,524	$197	$7,858

Land Funds Disbursed
One- to four-family residential	$9,342	$926	$—	$10,268
Commercial real estate	40	1,623	—	1,663
Total disbursed for land	$9,382	$2,549	$—	$11,931

During the six months ended December 31, 2015, the Company originated $111.3 million of loans, of which $43.0 million, or 38.6%, were originated in the North Olympic Peninsula, $46.7 million, or 41.9%, in the Puget Sound region of Washington, and $21.7 million, or 19.5%, in other areas in Washington. During the same period, we purchased $13.0 million and originated $29.5 million of one- to four-family residential loans, of which $2.1 million were sold into the secondary market.

Our allowance for loan losses decreased $137,000, or 1.9%, from $7.1 million at June 30, 2015 to $7.0 million at December 31, 2015. The allowance for loan losses as a percentage of total loans decreased to 1.3% of total loans at December 31, 2015 from 1.4% at June 30, 2015, as improved credit quality measures have been sufficient to cover reserves for loan growth, as well as reserves for changes in the mix of loans and increased loan balances, during these periods.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2015	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$275,728	$256,696
Multi-family	44,104	33,086
Commercial real estate	130,398	125,623
Construction and land	26,580	19,127
Total real estate loans	476,810	434,532

Consumer:
Home equity	35,288	36,387
Other consumer	7,687	8,198
Total consumer loans	42,975	44,585

Commercial business loans	13,623	14,764

Total loans	533,408	493,881
Less:
Net deferred loan fees	1,070	840
Premium on purchased loans, net	(1,780)	(1,957)
Allowance for loan losses	6,974	7,111
Loans receivable, net	$527,144	$487,887

Nonperforming loans decreased $2.6 million, or 53.1%, to $2.3 million at December 31, 2015, from $4.9 million at June 30, 2015, primarily as a result of a decrease in nonperforming one- to four-family loans of $2.6 million. Real estate owned and repossessed assets decreased $1.8 million, or 94.7%, to $158,000 at December 31, 2015 from $1.9 million at June 30, 2015, primarily due to the sale of a $1.4 million commercial real estate property. Nonperforming loans to total loans declined from 1.0% at June 30, 2015 to 0.4% at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans increased 112.5% from 145.6% at June 30, 2015 to 309.4% at December 31, 2015.

At December 31, 2015, there were $7.4 million in restructured loans, of which $6.5 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $4.1 million, or 41.4%, to $5.8 million at December 31, 2015, from $9.9 million at June 30, 2015. Loans 30 days or more past due increased $985,000, or 40.7%, to $3.4 million at December 31, 2015, from $2.4 million at June 30, 2015.

The following table represents nonperforming assets at the dates indicated.

	December 31, 2015	June 30, 2015
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,670	$4,232
Commercial real estate	139	147
Construction and land	166	159

Total real estate loans	1,975	4,538

Consumer loans:
Home equity	140	181
Other	139	164

Total consumer loans	279	345

Total nonperforming loans	2,254	4,883

Real estate owned:
One- to four-family	133	493
Commercial real estate	—	1,368

Total real estate owned	133	1,861

Repossessed assets	25	53

Total nonperforming assets	$2,412	$6,797

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	1.0%

At December 31, 2015, total investment securities increased $3.4 million, or 0.9%, to $364.0 million at December 31, 2015, from $360.6 million at June 30, 2015, and mortgage-backed securities totaled $251.0 million at December 31, 2015, an increase of $20.7 million, or 9.0%, from $230.3 million at June 30, 2015. Other investment securities, including municipal bonds, were $113.1 million at December 31, 2015, a decrease of $17.1 million, or 13.1%, from $130.2 million at June 30, 2015. During the quarter ended December 31, 2015, $73.5 million of available for sale securities, consisting mainly of variable-rate small business association ("SBA") and adjustable rate U.S. government agency issued mortgage-backed securities ("MBS agency"), were sold, taking advantage of market conditions which allowed us to realize a net gain on sale. The cash received from the sale, $74.4 million, was reinvested into a combination of fixed-rate MBS agency securities and fixed and variable rate corporate issued mortgage-backed securities ("MBS corporate"). The MBS corporate securities are secured by residential or commercial real estate. This transaction was executed in order to improve our net interest margin by using the gain on sale of investments to offset the expense of prepayment penalties associated with the early repayment of $19.9 million of long-term FHLB advances. As of December 31, 2015, management believes the investment portfolio, including mortgage-backed securities, has a projected average life and average repricing term of 5.0 years and 4.6 years, respectively, based on the current interest rate environment. The investment portfolio contains 79.5% of amortizing securities at December 31, 2015, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we will continue to purchase investment securities as a source of interest income in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $22.3 million, or 3.0%, to $768.4 million at December 31, 2015, from $746.1 million at June 30, 2015. This increase was primarily the result of deposit account balances increasing $37.9 million, or 5.9%, to $685.1 million at December 31, 2015, from $647.2 million at June 30, 2015. Transaction, savings, and money market account deposits increased $39.6 million, or 7.9%, to $538.8 million at December 31, 2015 from $499.2 million at June 30, 2015, including an increase of $8.1 million in business transaction accounts. These increases were partially offset by a decrease in certificates of deposit of $1.6 million, or 1.1%, to $146.3 million at December 31, 2015, from $147.9 million at June 30, 2015. Increases in deposits were primarily the result of business and consumer development efforts with new and existing customers.

Borrowings decreased $14.8 million, or 16.4%, from $90.0 million at June 30, 2015 to $75.2 million at December 31, 2015, as $19.9 million of long-term FHLB borrowing were repaid and replaced mainly through deposit growth and short-term borrowings of $5.2 million on our Fed Funds advance account from the FHLB. Borrowings remaining at December 31, 2015 consisted of both long-term advances and short-term borrowings on our Fed Funds advance account from the FHLB.

Equity. Total equity decreased $1.3 million, or 0.7%, to $189.4 million at December 31, 2015, from $190.7 million at June 30, 2015. The decrease in total equity during the six months ended December 31, 2015 was primarily the result of a $2.3 million combined change in unrealized gain (loss) in market values, including the decrease related to the realized gain on the sale of $74.4 million of available for sale securities as noted above, and a decrease of $1.3 million related to additional unearned ESOP shares purchased, partially offset by net income of $1.9 million.

Comparison of Results of Operations for the Three Months Ended December 31, 2015 and 2014

General. The Company recorded net income for the three months ended December 31, 2015 of $713,000 compared to net income of $882,000 for the three months ended December 31, 2014, a decrease of $169,000, or 19.2%. This decrease was primarily the result of an increase in noninterest expense partially offset by increases in net interest and noninterest income.

Net Interest Income. Net interest income increased $1.2 million to $6.8 million for the three months ended December 31, 2015, from $5.6 million for the three months ended December 31, 2014. This increase was primarily the result of an increase in interest income related to increased average volumes of loans receivable and investment securities, partially offset by an increase in interest expense.

The net interest margin increased seven basis points to 2.94% for the three months ended December 31, 2015, from 2.87% for the same period in 2014. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields compared to cash and investment alternatives, as well as an increase in the average yield of investment and mortgage-backed securities. Subscriptions for the purchase of stock in our initial stock offering held as cash and due from banks at December 31, 2014 were deployed upon completion of the offering to purchase higher yielding investment and mortgage-backed securities. Reduced borrowing costs related to the prepayment of FHLB advances also contributed to improved margins during the quarter ended December 31, 2015. The average balance of cash and cash equivalents decreased $24.5 million from $54.2 million for the three months ended December 31, 2014 to $29.7 million for the three months ended December 31, 2015. Of the $1.2 million increase in net interest income during the three months ended December 31, 2015 compared to the same period in 2014, $1.0 million was the result of an increase in volume while $158,000 was attributable to changes in rates. Investment and mortgage-backed securities were the primary contributors to the increase in net interest income with a $669,000 increase due to volume and a $371,000 increase due to rate. The cost of average interest-bearing liabilities increased four basis points to 0.73% for the three months ended December 31, 2015, compared to 0.69% for the same period in the prior year, due primarily to increases in the average balance of certificates of deposit and money market account deposits at higher average rates compared to the prior year.

Interest Income. Total interest income increased $1.2 million, or 18.2%, to $7.9 million for the three months ended December 31, 2015 from $6.7 million for the comparable period in 2014. Interest income on loans increased $160,000, or 2.9%, during the three months ended December 31, 2015, primarily reflecting an increase in the average balance of loans receivable from $485.6 million at December 31, 2014 to $513.0 million at December 31, 2015, partially offset by a decrease in average yield from 4.62% at December 31, 2014 to 4.50% at December 31, 2015, as higher yielding loans continued to be replaced with loans with lower average yields.

Interest income on investment securities increased $446,000 to $776,000 for the three months ended December 31, 2015 compared to $330,000 for the three months ended December 31, 2014. The average balance of our investment securities increased $53.4 million, or 75.0%, to $124.6 million for the three months ended December 31, 2015 compared to $71.2 million for the three months ended December 31, 2014, as net proceeds received from the stock offering were used to purchase investment and mortgage-backed securities. The yield on investment securities for the three months ended December 31, 2015 increased 64 basis points due primarily to investments purchased with higher yields compared to the same period in 2014.

Interest income on mortgage backed securities increased $594,000 primarily due to an increase in the average balance of $88.3 million from $158.7 million for the three months ended December 31, 2014 to $247.0 million for the three months ended December 31, 2015. The yield on mortgage-backed securities for the three months ended December 31, 2015 increased 28 basis points, primarily due to investments purchased with higher yields compared to the same period in 2014.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended December 31,
	2015		2014
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$512,974	4.50%	$485,595	4.62%	$160
Investment securities	124,575	2.49	71,213	1.85	446
Mortgage-backed securities	247,039	2.19	158,710	1.91	594
FHLB stock	4,460	3.05	9,920	0.08	32
Cash and due from banks	29,657	0.19	54,243	0.16	(8)
Total interest-earning assets	$918,705	3.46	$779,681	3.45	$1,224

Interest Expense. Total interest expense increased $65,000, or 5.8%, to $1.2 million for the three months ended December 31, 2015 from $1.1 million at December 31, 2014. Deposit costs increased for the three months ended December 31, 2015 compared to the same period in 2014 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $8.8 million, or 1.6%, to $569.3 million for the three months ended December 31, 2015 from $560.5 million for the three months ended December 31, 2014. This increase was attributable to increases in the average balances for money market accounts of $23.3 million, and certificates of deposit of $15.1 million, partially offset by a decrease in transaction accounts of $8.9 million and savings accounts of $20.7 million. The increase in the average balance of deposit accounts was primarily the result of market expansion, with pricing promotions on money market and certificates of deposit primarily offered through our newest branches located in Silverdale and Bellingham, Washington. We have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships. The decrease in savings account balances was primarily due to a reduction in deposits held at December 31, 2014 as subscriptions for the purchase of stock in our initial public offering.

Borrowing costs declined $63,000 to $671,000 for the three months ended December 31, 2015 from $734,000 for the comparable period in 2014 due to a decline of $8.4 million in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended December 31,
	2015		2014		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$89,657	0.04%	$110,366	0.04%	$—
Transaction accounts	96,893	0.02	105,785	0.01	2
Money market accounts	236,669	0.25	213,383	0.18	48
Certificates of deposit	146,081	0.96	130,951	0.83	78
Borrowings	81,631	3.29	90,033	3.26	(63)
Total interest-bearing liabilities	$650,931	0.73	$650,518	0.69	$65

Provision for Loan Losses. There was no provision for loan losses during the three months ended December 31, 2015 and December 31, 2014. This was primarily the result of continued improvement in our asset quality as reflected in the decrease in nonperforming loans, classified loans, and ratio of nonperforming loans to total loans. These improvements are primarily a result of improving economic conditions allowing some borrowers to better their financial condition. Management considers the allowance for loan losses at December 31, 2015 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Net charge-offs	$(102)	$(317)
Allowance for loan losses	6,974	7,666
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.3%	1.5%
Total nonaccruing loans	2,254	4,131
Allowance for loan losses as a percentage of nonaccrual loans at end of period	309.4%	185.6%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.8%
Total loans	$533,408	$500,326

Noninterest Income. Noninterest income increased $899,000, or 91.8%, to $1.9 million for the three months ended December 31, 2015, from $1.0 million for the three months ended December 31, 2014, primarily as a result of a net gain on sale of investment securities of $856,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$882	$824	$58	7.0%
Mortgage servicing fees, net of amortization	57	60	(3)	(5.0)
Net gain on sale of loans	26	41	(15)	(36.6)
Net gain on sale of investment securities	856	—	856	100.0
Decrease in cash surrender value of bank-owned life insurance	(17)	(16)	(1)	(6.3)
Other income	74	70	4	5.7
Total noninterest income	$1,878	$979	$899	91.8%

Noninterest Expense. Noninterest expense increased $2.3 million, or 42.6%, to $7.7 million for the three months ended December 31, 2015, compared to $5.4 million for the same period in 2014. Compensation and benefits increased $659,000 compared to the same period in the prior year, primarily due to the addition of personnel in loan production and in support of new market areas, including staffing of our newest branch in Bellingham, Washington. Increases are also a result of certain market rate and merit increase adjustments for employees and management and increased employee benefits expenses, including expenses related to the ESOP. We incurred an FHLB prepayment penalty of $779,000 during the quarter ended December 31, 2015 as a result of the early repayment of $19.9 million in long-term FHLB advances, which we expect to reduce our cost of funds and improve net interest margin. We have also realized increased occupancy, equipment, depreciation and amortization expense, supplies, postage, and telephone expense, and advertising expenses related to the opening of our newest branch located in Bellingham, Washington, during the three months ended December 31, 2015 as compared to the same period in 2014. We have also incurred additional noninterest expenses during the quarter compared to the same period last year relating to doing business as a public company, including increases in professional fees of $311,000. Increased regulatory assessments and state taxes was primarily the result of increased revenues, including the gain on sale of investment securities, for the three months ended December 31, 2015, compared to three months ended December 31, 2014.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,708	$3,049	$659	21.6%
Real estate owned and repossessed assets expense (income), net	(35)	(146)	111	(76.0)
Data processing	653	622	31	5.0
Occupancy and equipment	908	768	140	18.2
Supplies, postage, and telephone	200	171	29	17.0
Regulatory assessments and state taxes	183	78	105	134.6
Advertising	252	144	108	75.0
Professional fees	439	128	311	243.0
FDIC insurance premium	99	131	(32)	(24.4)
FHLB prepayment penalty	779	—	779	100.0
Other	497	497	—	—
Total	$7,683	$5,442	$2,241	41.2%

Provision for Income Tax. An income tax expense of $242,000 was recorded for the three months ended December 31, 2015 compared to $256,000 for the three months ended December 31, 2014. This was generally due to a decrease in income before taxes of $183,000.

Comparison of Results of Operations for the Six Months Ended December 31, 2015 and 2014

General. The Company recorded net income for the six months ended December 31, 2015 of $1.9 million compared to net income of $1.7 million for the six months ended December 31, 2014, an increase of $210,000, or 12.1%, primarily related to increases in the average balance and interest earned on investment and mortgage-backed securities.

Net Interest Income. Net interest income increased $1.9 million to $13.1 million for the six months ended December 31, 2015, from $11.1 million for the six months ended December 31, 2014. This increase was the result of an increase in interest income related to increased average volumes of loans receivable and investment securities, partially offset by an increase in interest expense.

The net interest margin decreased six basis points to 2.85% for the six months ended December 31, 2015, from 2.91% for the same period in 2014. The net interest margin declined due primarily to a change in the asset mix as proceeds from the stock offering were deployed into the investment and mortgage-backed securities at lower average yields compared to the loan portfolio, representing a larger percentage of our assets at December 31, 2015 compared to the same period in 2014. The average balance of cash and due from banks decreased $2.7 million from $38.5 million for the six months ended December 31, 2014 to $35.8 million for the six months ended December 31, 2015. Of the $1.9 million increase in net interest income during the six months ended December 31, 2015 compared to the same period in 2014, $1.7 million was the result of an increase in volume, $1.4 million of which was due to an increase in the average balance of investment and mortgage-backed securities, while $228,000 was attributable to changes in rates, of which $552,000 was attributable to an increase in yields on investment and mortgage-backed securities partially offset by a $191,000 decline in average loan rates. The cost of average interest-bearing liabilities increased four basis points to 0.74% for the six months ended December 31, 2015, compared to 0.70% for the same period in the prior year, due primarily to increases in the average balance of certificates of deposit and money market account deposits at higher rates compared to the prior year.

Interest Income. Total interest income increased $2.1 million, or 15.9%, to $15.5 million for the six months ended December 31, 2015 from $13.3 million for the comparable period in 2014. Interest income on loans increased $133,000, or 1.2%, during the six months ended December 31, 2015 compared to the same period in the prior year, as a result of an increase of $14.2 million in the average balance of loans receivable partially offset by a decrease of eight basis points in average loan yields. Lower average loan yields reflect higher yielding loans that continued to pay off and were replaced with loans at lower interest rates during the six months ended December 31, 2015 compared to the same period in 2014.

Interest income on investment securities increased $918,000 to $1.6 million for the six months ended December 31, 2015 compared to $647,000 for the six months ended December 31, 2014. The average balance of our investment securities increased $63.6 million to $130.7 million for the six months ended December 31, 2015 compared to $67.1 million for the six months ended December 31, 2014, as net proceeds received from the stock offering was used to purchase investment and mortgage-backed securities. The yield on investment securities for the six months ended December 31, 2015 increased 46 basis points compared to the same period in 2014 due primarily to investments purchased with higher yields.

Interest income on mortgage backed securities increased $1.0 million primarily due to an increase in the average balance of $81.7 million from $162.0 million for the six months ended December 31, 2014 to $243.7 million for the six months ended December 31, 2015. The yield on mortgage-backed securities for the six months ended December 31, 2015 increased 21 basis points primarily due to investments purchased with higher yields compared to the same period in 2014.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended December 31,
	2015		2014
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$501,617	4.49%	$487,425	4.57%	$133
Investment securities	130,709	2.39	67,130	1.93	918
Mortgage-backed securities	243,681	2.10	162,028	1.89	1,020
FHLB stock	4,630	1.94	9,971	0.10	40
Cash and due from banks	35,814	0.19	38,469	0.14	7
Total interest-earning assets	$916,451	3.37	$765,023	3.49	$2,118

Interest Expense. Total interest expense increased $185,000, or 8.3%, to $2.4 million for the six months ended December 31, 2015 from $2.2 million at December 31, 2014. Deposit costs increased for the six months ended December 31, 2015 compared to the same period in 2014 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $21.7 million, or 4.0%, to $567.8 million for the six months ended December 31, 2015 from $546.1 million for the six months ended December 31, 2014. This increase was attributable to increases in the average balances for money market accounts of $21.4 million and certificates of deposit of $14.8 million, partially offset by decreases in savings accounts of $8.1 million and transaction accounts of $6.4 million. In addition to promotional efforts on money market and certificates of deposit, we have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs decreased $73,000 to $1.4 million for the six months ended December 31, 2015 from $1.5 million for the comparable period in 2014, primarily due to a decline of $4.9 million in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended December 31,
	2015		2014		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$89,558	0.04%	$97,675	0.04%	$—
Transaction accounts	98,502	0.01	104,895	0.01	2
Money market accounts	233,404	0.25	212,009	0.18	95
Certificates of deposit	146,335	0.96	131,486	0.82	161
Borrowings	85,831	3.26	90,742	3.24	(73)
Total interest-bearing liabilities	$653,630	0.74	$636,807	0.70	$185

Provision for Loan Losses. There was no provision for loan losses during the six months ended December 31, 2015 and December 31, 2014, primarily the result of continued improvement in our asset quality. These improvements are reflected in decreases in nonperforming loans, classified loans, and our allowance for loan losses as a percentage of total loans. Also showing improvement was an increase in the allowance for loan losses as a percentage of nonperforming loans. These improvements are primarily a result of improving economic conditions allowing some borrowers to better their financial condition.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Net charge-offs	$(137)	$(406)
Allowance for loan losses	6,974	7,666
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.3%	1.5%
Total nonaccruing loans	2,254	4,131
Allowance for loan losses as a percentage of nonaccrual loans at end of period	309.4%	185.6%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.8%
Total loans	$533,408	$500,326

Noninterest Income. Noninterest income increased $1.0 million, or 48.1%, to $3.1 million for the six months ended December 31, 2015, from $2.1 million for the six months ended December 31, 2014, primarily as a result of an increase in the net gain on sale of investment securities of $856,000 used to offset the prepayment penalty on $19.9 million of FHLB advances that were repaid prior to maturity. We also saw increased loan and deposit service fees of $152,000 and other income of $101,000, partially offset by a decrease in net gain on sale of loans of $70,000 and mortgage servicing fees, net of amortization, of $18,000. Loan and deposit service fees increased primarily as the result of changes in the fee structure on deposits, and other income increased primarily as the result of a gain resulting from the dissolution of our subsidiary Craft3. The decline in the gain on sale of loans and mortgage servicing fees, net of amortization, between the periods was the result of decreased loan sales as we retained most of our longer-term, fixed-rate mortgage loan originations as part of our efforts to increase net interest margin while staying consistent with our management of interest rate risk.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,811	$1,659	$152	9.2%
Mortgage servicing fees, net of amortization	115	133	(18)	(13.5)
Net gain on sale of loans	68	138	(70)	(50.7)
Net gain on sale of investment securities	856	—	856	100.0
Increase in cash surrender value of bank-owned life insurance	22	23	(1)	(4.3)
Other income	269	168	101	60.1
Total noninterest income	$3,141	$2,121	$1,020	48.1%

Noninterest Expense. Noninterest expense increased $2.6 million, or 23.6%, to $13.6 million for the six months ended December 31, 2015, compared to $11.0 million for the same period in 2014. Compensation and benefits increased $892,000 compared to the same period in the prior year as a result of certain market rate and merit increase adjustments for employees and management, additions to management and staff needed to facilitate our growing operations and service new market areas, and increased employee benefits expenses, including expenses related to the employee stock ownership plan. We have also incurred additional noninterest expenses during the first six months of fiscal 2016 compared to the same period last year relating to doing business as a public company, including increases in professional fees of $602,000. We incurred an FHLB prepayment penalty of $779,000 during the six months ended December 31, 2015 as a result of the early repayment of $19.9 million in long-term FHLB advances, which we expect to reduce our cost of funds and improve net interest margin. Other expense increased $199,000, primarily as a result of increased professional development fees for management and staff and an increase in expense for reserves for unused commitments, primarily commercial construction projects. These expenses exceeded the benefit of a $315,000 decrease in expenses related to real estate owned and repossessed assets, net, which was primarily due to a $352,000 gain on the sale of commercial real estate owned, during six months ended December 31, 2015 compared to the comparable period in 2014.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,981	$6,089	$892	14.6%
Real estate owned and repossessed assets expense (income), net	(377)	(62)	(315)	508.1
Data processing	1,308	1,232	76	6.2
Occupancy and equipment	1,721	1,562	159	10.2
Supplies, postage, and telephone	339	331	8	2.4
Regulatory assessments and state taxes	277	163	114	69.9
Advertising	441	272	169	62.1
Professional fees	899	297	602	202.7
FDIC insurance premium	223	267	(44)	(16.5)
FHLB prepayment penalty	779	—	779	100.0
Other	1,007	808	199	24.6
Total	$13,598	$10,959	$2,639	24.1%

Provision for Income Tax. An income tax expense of $659,000 was recorded for the six months ended December 31, 2015 compared to $555,000 for the six months ended December 31, 2014, and was generally due to an increase in income before taxes of $314,000.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2015 and 2014. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2015	Three Months Ended December 31,						Six Months Ended December 31,
		2015			2014			2015			2014
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.20%	$512,974	$5,766	4.50%	$485,595	$5,606	4.62%	$501,617	$11,268	4.49%	$487,425	$11,135	4.57%
Investment securities	2.39	124,575	776	2.49	71,213	330	1.85	130,709	1,565	2.39	67,130	647	1.93
Mortgage-backed securities	2.67	247,039	1,351	2.19	158,710	757	1.91	243,681	2,553	2.10	162,028	1,533	1.89
FHLB dividends	2.16	4,460	34	3.05	9,920	2	0.08	4,630	45	1.94	9,971	5	0.10
Cash and cash equivalents	0.34	29,657	14	0.19	54,243	22	0.16	35,814	34	0.19	38,469	27	0.14
Total interest-earning assets (2)	3.57	918,705	7,941	3.46	779,681	6,717	3.45	916,451	15,465	3.37	765,023	13,347	3.49

Interest-bearing liabilities:
Savings accounts	0.04	$89,657	$10	0.04	$110,366	10	0.04	$89,558	$19	0.04	$97,675	19	0.04
Transaction accounts	0.01	96,893	4	0.02	105,785	2	0.01	98,502	7	0.01	104,895	5	0.01
Money market accounts	0.22	236,669	145	0.25	213,383	97	0.18	233,404	286	0.25	212,009	191	0.18
Certificates of deposit	0.99	146,081	351	0.96	130,951	273	0.83	146,335	699	0.96	131,486	538	0.82
Total deposits	0.30	569,300	510	0.36	560,485	382	0.27	567,799	1,011	0.36	546,065	753	0.28
Borrowings	3.20	81,631	671	3.29	90,033	734	3.26	85,831	1,397	3.26	90,742	1,470	3.24
Total interest-bearing liabilities	0.58	650,931	1,181	0.73	650,518	1,116	0.69	653,630	2,408	0.74	636,807	2,223	0.70

Net interest income			$6,760			$5,601			$13,057			$11,124
Net interest rate spread	2.99			2.73			2.76			2.63			2.79
Net earning assets		$267,774			$129,163			$262,821			$128,216
Net interest margin (3)				2.94			2.87			2.85			2.91
Average interest-earning assets to average interest-bearing liabilities		141.1%			119.9%			140.2%			120.1%
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

	Three Months Ended			Six Months Ended
	December 31, 2015 vs. 2014			December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$316	$(156)	$160	$324	$(191)	$133
Investment and mortgage-backed securities	669	371	1,040	1,386	552	1,938
FHLB stock	(1)	33	32	(3)	43	40
Other(1)	(10)	2	(8)	(2)	9	7
Total interest-earning assets	$974	$250	$1,224	$1,705	$413	$2,118

Interest-bearing liabilities:
Savings accounts	$—	$—	$—	$—	$—	$—
Interest-bearing transaction accounts	—	2	2	—	2	2
Money market accounts	10	38	48	19	76	95
Certificates of deposit	31	47	78	61	100	161
Borrowings	(68)	5	(63)	(80)	7	(73)
Total interest-bearing liabilities	$(27)	$92	$65	$—	$185	$185

Net change in interest income	$1,001	$158	$1,159	$1,705	$228	$1,933

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2015 and the year ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2015, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$75,533	$46,523	$24,068	$178	$146,302
FHLB advances	—	—	60,000	10,000	70,000
Operating leases	143	286	180	1,343	1,952
Borrower taxes and insurance	1,027	—	—	—	1,027
Deferred compensation	36	188	35	101	360
Total contractual obligations	$76,739	$46,997	$84,283	$11,622	$219,641

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2015:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,053	$1,053
Adjustable-rate	50	50
Unfunded commitments under lines of credit or existing loans	68,319	68,319
Standby letters of credit	202	202
Total	$69,624	$69,624

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $23.7 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $305.1 million at December 31, 2015. In addition, at December 31, 2015, we had FHLB stock of $4.2 million and have pledged collateral to support borrowings from the FHLB of $75.2 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of December 31, 2015.

At December 31, 2015, we had $1.1 million in loan commitments outstanding and an additional $68.5 million in undisbursed loans and standby letters of credit, including $37.1 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of December 31, 2015 totaled $75.5 million, or 51.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require First Federal to maintain minimum amounts and ratios of capital.

At December 31, 2015, First Federal exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at December 31, 2015, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at December 31, 2015.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$130,596	14.2%	$36,782	4.0%	$45,977	5.0%
Common Equity Tier 1 Capital to risk-weighted assets(2)	130,596	22.6	25,970	4.5	37,512	6.5
Tier 1 Capital to risk-weighted assets(2)	130,596	22.6	34,627	6.0	46,169	8.0
Total Capital to risk-weighted assets(2)	137,788	23.9	46,169	8.0	57,712	10.0
______________
(1)    Based on adjusted average assets of $919.5 million.
(2)    Based on risk-weighted assets of $577.1 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. As of December 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: February 16, 2016	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2016	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements