Form 10-Q
period 2016-03-31
First Northwest Bancorp
filed 2016-05-11
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2016, there were 12,962,960 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2016	June 30, 2015

Cash and due from banks	$10,449	$10,590
Interest-bearing deposits in banks	10,013	34,440
Investment securities available for sale, at fair value	300,254	299,040
Investment securities held to maturity, at amortized cost	57,176	61,524
Loans held for sale	—	110
Loans receivable (net of allowance for loan losses of $6,988 and $7,111)	574,381	487,887
Federal Home Loan Bank (FHLB) stock, at cost	4,571	4,807
Accrued interest receivable	2,858	2,546
Premises and equipment, net	13,645	12,580
Mortgage servicing rights, net	1,004	1,187
Bank-owned life insurance, net	18,227	18,168
Real estate owned and repossessed assets	145	1,914
Prepaid expenses and other assets	2,648	2,009

Total assets	$995,371	$936,802

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$709,740	$647,164
Borrowings	84,760	90,033
Accrued interest payable	209	265
Accrued expenses and other liabilities	7,613	7,727
Advances from borrowers for taxes and insurance	1,786	932

Total liabilities	804,108	746,121

Stockholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 12,962,960 at March 31, 2016; issued and outstanding 13,100,360 at June 30,2015	130	131
Additional paid-in capital	125,447	126,809
Retained earnings	77,053	74,573
Accumulated other comprehensive income, net of tax	985	750
Unearned employee stock ownership plan (ESOP) shares	(12,352)	(11,582)

Total stockholders' equity	191,263	190,681

Total liabilities and stockholders' equity	$995,371	$936,802

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans receivable	$6,047	$5,481	$17,315	$16,616
Interest on mortgage-backed and related securities	1,356	836	3,909	2,369
Interest on investment securities	714	509	2,279	1,156
Interest-bearing deposits and other	13	62	47	89
FHLB dividends	31	3	76	8

Total interest income	8,161	6,891	23,626	20,238
INTEREST EXPENSE
Deposits	558	443	1,569	1,196
Borrowings	597	719	1,994	2,189

Total interest expense	1,155	1,162	3,563	3,385

Net interest income	7,006	5,729	20,063	16,853
PROVISION FOR LOAN LOSSES	—	—	—	—

Net interest income after provision for loan losses	7,006	5,729	20,063	16,853
NONINTEREST INCOME
Loan and deposit service fees	844	843	2,655	2,502
Mortgage servicing fees, net of amortization	72	93	187	226
Net gain on sale of loans	20	198	88	336
Net gain on sale of investment securities	—	—	856	—
Increase in cash surrender value of bank-owned life insurance	37	40	59	63
Other income	78	119	347	287

Total noninterest income	1,051	1,293	4,192	3,414

NONINTEREST EXPENSE
Compensation and benefits	3,645	3,396	10,626	9,485
Real estate owned and repossessed assets expenses (income), net	15	97	(362)	35
Data processing	686	626	1,994	1,858
Occupancy and equipment	899	721	2,620	2,283
Supplies, postage, and telephone	161	168	500	499
Regulatory assessments and state taxes	100	84	377	247
Advertising	199	99	640	314
Charitable contributions	—	9,777	—	9,834
Professional fees	421	265	1,320	562
FDIC insurance premium	108	138	331	405
FHLB prepayment penalty	—	—	779	—
Other	628	390	1,635	1,198

Total noninterest expense	6,862	15,761	20,460	26,720

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,195	(8,739)	3,795	(6,453)

PROVISION (BENEFIT) FOR INCOME TAXES	298	(1,160)	957	(605)

NET INCOME (LOSS)	$897	$(7,579)	$2,838	$(5,848)

Basic and diluted earnings (loss) per share	$0.07	$(0.62)	$0.24	$(0.48)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

NET INCOME (LOSS)	$897	$(7,579)	$2,838	$(5,848)

Other comprehensive income, net of tax
Unrealized gain on securities:
Unrealized holding gain, net of taxes of
$1,306, $124, $414, and $273, respectively	2,536	237	800	520
Reclassification adjustments for gains on sales
of securities, net of taxes of $0, $0,
$(291) and $0, respectively	—	—	(565)	—

Other comprehensive income, net of tax	2,536	237	235	520

COMPREHENSIVE INCOME (LOSS)	$3,433	$(7,342)	$3,073	$(5,328)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended March 31, 2016 and 2015
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income, Net of Tax	Total Stockholders' Equity
	Shares	Amount

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net loss				(5,848)			(5,848)
Other comprehensive income, net of tax						520	520
Proceeds from stock offering, net of tax	13,100,360	131	126,817				126,948
Unearned employee stock ownership plan shares					(11,131)		(11,131)
ESOP shares committed to be released			—		163		163

BALANCE, March 31, 2015	13,100,360	$131	$126,817	$73,815	$(10,968)	$1,852	$191,647

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				2,838			2,838
Purchase and retirement of common stock	(137,400)	(1)	(1,373)	(358)			(1,732)
Other comprehensive income, net of tax						235	235
ESOP shares purchased					(1,253)		(1,253)
ESOP shares committed to be released			11		483		494

BALANCE, March 31, 2016	12,962,960	$130	$125,447	$77,053	$(12,352)	$985	$191,263

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,838	$(5,848)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	819	731
Amortization and accretion of premiums and discounts on investments, net	1,192	916
Amortization of deferred loan fees, net	(64)	(6)
Amortization of mortgage servicing rights	207	217
Additions to mortgage servicing rights	(24)	(121)
Gain on sale of real estate owned and repossessed assets, net	(503)	(210)
Deferred federal income taxes	(380)	(1,776)
Allocation of ESOP shares	494	163
Gain on sale of loans	(88)	(336)
Gain on sale of securities available for sale, net	(856)	—
Write-down on real estate owned and repossessed assets	61	137
Increase in cash surrender value of life insurance	(59)	(63)
Origination of loans held for sale	(2,578)	(14,641)
Proceeds from loans held for sale	2,776	15,248
Change in assets and liabilities:
Increase in accrued interest receivable	(312)	(317)
(Increase) decrease in prepaid expenses and other assets	(380)	904
Decrease in accrued interest payable	(56)	(1)
(Decrease) increase in accrued expenses and other liabilities	(114)	2,369

Net cash from operating activities	2,973	(2,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(103,945)	(129,926)
Proceeds from maturities, calls, and principal repayments of securities available for sale	28,619	18,683
Proceeds from sales of securities available for sale	74,363	—
Purchase of securities held to maturity	—	(14,897)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	4,117	4,685
Proceeds from FHLB stock redemption	236	310
Proceeds from sale of real estate owned and repossessed assets	3,287	1,208
Loan originations, net of repayments, write-offs, and recoveries	(87,506)	852
Purchase of premises and equipment, net	(1,884)	(558)

Net cash from investing activities	(82,713)	(119,643)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$62,576	$44,265
Proceeds from FHLB advances	65,332	17,100
Repayment of FHLB advances	(70,496)	(32,200)
Repayment of notes payable	(109)	—
Net increase in advances from borrowers for taxes and insurance	854	402
Purchase of ESOP shares	(1,253)	(11,131)
Proceeds from issuance of common stock, net of expenses	—	126,948
Repurchase and retirement of common stock	(1,732)	—

Net cash from financing activities	55,172	145,384

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,568)	23,107

CASH AND CASH EQUIVALENTS, beginning of period	45,030	18,960

CASH AND CASH EQUIVALENTS, end of period	$20,462	$42,067

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$3,619	$3,386

Income taxes	$1,592	$250

NONCASH INVESTING ACTIVITIES
Unrealized gain on securities available for sale	$361	$793

Net loans transferred to real estate owned and repossessed assets	$1,076	$2,160

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

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP") which purchased in the open market, with funds borrowed from the Company, 8% of the common stock issued in the Conversion for a total of 1,048,029 shares.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (GAAP) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses (ALLL), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans and real estate owned and repossessed assets.

The Company completed its stock offering and became a public company on January 29, 2015. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"); and majority-owned Craft3 Development IV, LLC ("Craft3"). NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered a membership redemption and assignment

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU simplifies accounting for business combinations by not requiring retrospective adjustments of estimated amounts. Instead, the effect on earnings by line item as a result of changes in provisional amounts will be separately disclosed in the period for which the accounting of the combination is complete. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-16 did not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU require lessees to recognize the following for all leases (with the exception of short-term) at the commencement date; a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The amendments in this ASU leave lessor accounting largely unchanged, although certain targeted improvements were made to align lessor accounting with the lessee accounting model. This ASU simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 to determine any material impact the new standard will have on the Company's consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reporting periods beginning after December 15, 2019. The adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual and interim periods beginning after December 15, 2016. The adoption of ASU 2016-09 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or stockholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2016, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$25,948	$1,154	$—	$27,102
U.S. Treasury and government agency issued bonds (Agency bonds)	22,945	289	—	23,234
U.S. government agency issued asset-backed securities (ABS agency)	8,969	—	(940)	8,029
Corporate issued asset-backed securities (ABS corporate)	29,683	—	(588)	29,095
U.S. Small Business Administration securities (SBA)	9,338	95	—	9,433
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	155,989	1,915	(140)	157,764
Corporate issued mortgage-backed securities (MBS corporate)	45,938	30	(371)	45,597

Total securities available for sale	$298,810	$3,483	$(2,039)	$300,254

Held to Maturity
Municipal bonds	$14,501	$575	$—	$15,076
SBA	560	1	—	561
Mortgage-backed securities:
MBS agency	42,115	1,840	(3)	43,952

Total securities held to maturity	$57,176	$2,416	$(3)	$59,589

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2016:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Agency bonds	$—	$1,002	$—	$—	$—	$1,002
ABS agency	—	—	(940)	8,029	(940)	8,029
ABS corporate	(588)	29,095	—	—	(588)	29,095
Mortgage-backed securities:
MBS agency	(108)	27,794	(32)	2,898	(140)	30,692
MBS corporate	(371)	41,316	—	—	(371)	41,316

Total available for sale	$(1,067)	$99,207	$(972)	$10,927	$(2,039)	$110,134

Held to Maturity
Mortgage-backed securities:
MBS agency	$—	$—	$(3)	$2,607	$(3)	$2,607

Total held to maturity	$—	$—	$(3)	$2,607	$(3)	$2,607

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2016, there were 22 investment securities with $2.0 million of unrealized losses and a fair value of approximately $112.7 million. At June 30, 2015, there were 54 investment securities with $2.1 million of unrealized losses and a fair value of approximately $157.7 million.

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

There were no OTTI losses during the three and nine months ended March 31, 2016 or 2015.

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

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,533	2,594
Due after five through ten years	20,499	21,010	4,015	4,076
Due after ten years	181,428	182,351	35,567	37,282

Total mortgage-backed securities	201,927	203,361	42,115	43,952

All other investment securities:
Due within one year	8,002	7,862	—	—
Due after one through five years	14,774	14,975	—	—
Due after five through ten years	23,359	23,648	9,786	10,130
Due after ten years	50,748	50,408	5,275	5,507

Total all other investment securities	96,883	96,893	15,061	15,637

Total investment securities	$298,810	$300,254	$57,176	$59,589

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$32	$34
Due after one through five years	—	—	1	1
Due after five through ten years	5,912	5,988	6,207	6,303
Due after ten years	177,474	178,841	39,260	39,742

Total mortgage-backed securities	183,386	184,829	45,500	46,080

All other investment securities:
Due within one year	7,982	7,982	260	261
Due after one through five years	10,966	10,945	165	166
Due after five through ten years	28,836	28,820	9,921	10,126
Due after ten years	66,787	66,464	5,678	5,877

Total all other investment securities	114,571	114,211	16,024	16,430

Total investment securities	$297,957	$299,040	$61,524	$62,510

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
Proceeds from sales	$—	$—	$74,363	$—
Gross realized gains	—	—	1,003	—
Gross realized losses	—	—	(147)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2016	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$298,830	$256,696
Multi-family	47,562	33,086
Commercial real estate	141,116	125,623
Construction and land	34,633	19,127
Total real estate loans	522,141	434,532

Consumer:
Home equity	34,201	36,387
Other consumer	8,309	8,198
Total consumer loans	42,510	44,585

Commercial business loans	15,638	14,764

Total loans	580,289	493,881

Less:
Net deferred loan fees	1,173	840
Premium on purchased loans, net	(2,253)	(1,957)
Allowance for loan losses	6,988	7,111

Total loans receivable, net	$574,381	$487,887

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974
Provision for loan losses	(344)	27	53	64	(138)	(4)	130	212	—
Charge-offs	—	—	—	—	1	(28)	—	—	(27)
Recoveries	12	—	—	—	10	19	—	—	41
Ending balance	$2,531	$314	$1,059	$454	$903	$274	$269	$1,184	$6,988

	At or For the Nine Months Ended March 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(572)	63	61	117	(134)	56	(16)	425	—
Charge-offs	(60)	—	—	—	(68)	(150)	(7)	—	(285)
Recoveries	20	—	—	1	53	47	41	—	162
Ending balance	$2,531	$314	$1,059	$454	$903	$274	$269	$1,184	$6,988

	At March 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,531	$314	$1,059	$454	$903	$274	$269	$1,184	$6,988
General reserve	2,355	313	1,002	434	871	220	114	1,184	6,493
Specific reserve	176	1	57	20	32	54	155	—	495

Total loans	$298,830	$47,562	$141,116	$34,633	$34,201	$8,309	$15,638	$—	$580,289
General reserves (1)	291,940	47,439	139,559	34,468	33,450	8,195	15,260	—	570,311
Specific reserves (2)	6,890	123	1,557	165	751	114	378	—	9,978

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,397	$281	$1,034	$280	$1,168	$349	$405	$510	$7,424
Provision for loan losses	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	(1)	1	—	—	—	—
Ending balance	$3,397	$281	$1,034	$279	$1,169	$349	$405	$510	$7,424

	At or For the Nine Months Ended March 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,408	$475	$1,491	$397	$1,289	$389	$388	$235	$8,072
Provision for loan losses	229	(194)	(457)	(85)	171	47	14	275	—
Charge-offs	(305)	—	—	(49)	(325)	(124)	—	—	(803)
Recoveries	65	—	—	16	34	37	3	—	155
Ending balance	$3,397	$281	$1,034	$279	$1,169	$349	$405	$510	$7,424

	At June 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
General reserve	2,982	251	923	318	998	244	207	759	6,682
Specific reserve	161	—	75	18	54	77	44	—	429

Total loans	$256,696	$33,086	$125,623	$19,127	$36,387	$8,198	$14,764	$—	$493,881
General reserves (1)	249,290	32,456	124,260	18,968	35,752	8,034	14,361	—	483,121
Specific reserves (2)	7,406	630	1,363	159	635	164	403	—	10,760

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2016			June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$1,867	$2,414	$—	$3,502	$4,162	$—
Multi-family	—	—	—	503	503	—
Commercial real estate	345	409	—	355	416	—
Construction and land	15	46	—	17	48	—
Home equity	152	216	—	209	322	—
Other consumer	—	36	—	—	10	—
Commercial business	—	—	—	—	180	—
Total	2,379	3,121	—	4,586	5,641	—

With an allowance recorded:
One-to-four family	5,023	5,221	176	3,904	4,157	161
Multi-family	123	123	1	127	126	—
Commercial real estate	1,212	1,212	57	1,008	1,008	75
Construction and land	150	173	20	142	166	18
Home equity	599	661	32	426	441	54
Other consumer	114	139	54	164	181	77
Commercial business	378	378	155	403	403	44
Total	7,599	7,907	495	6,174	6,482	429

Total impaired loans:
One-to-four family	6,890	7,635	176	7,406	8,319	161
Multi-family	123	123	1	630	629	—
Commercial real estate	1,557	1,621	57	1,363	1,424	75
Construction and land	165	219	20	159	214	18
Home equity	751	877	32	635	763	54
Other consumer	114	175	54	164	191	77
Commercial business	378	378	155	403	583	44
Total	$9,978	$11,028	$495	$10,760	$12,123	$429

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2016		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$1,740	$37	$2,307	$60
Multi-family	247	—	343	—
Commercial real estate	346	6	350	14
Construction and land	15	1	15	2
Home equity	160	3	207	10
Other consumer	—	1	4	2
Commercial business loans	52	—	26	—
Total	2,560	48	3,252	88

With an allowance recorded:
One-to-four family	4,307	96	3,779	175
Multi-family	124	2	180	4
Commercial real estate	1,062	12	1,020	41
Construction and land	160	9	154	9
Home equity	626	12	503	23
Other consumer	126	3	151	5
Commercial business	329	5	366	15
Total	6,734	139	6,153	272

Total impaired loans:
One-to-four family	6,047	133	6,086	235
Multi-family	371	2	523	4
Commercial real estate	1,408	18	1,370	55
Construction and land	175	10	169	11
Home equity	786	15	710	33
Other consumer	126	4	155	7
Commercial business	381	5	392	15
Total	$9,294	$187	$9,405	$360

Interest income recognized on a cash basis on impaired loans for the three and nine months ended March 31, 2016, was $105,000 and $277,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2015		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$4,326	$126	$4,276	$183
Multi-family	507	4	555	13
Commercial real estate	769	5	1,593	16
Construction and land	18	1	19	3
Home equity	168	2	228	5
Other consumer	—	2	—	3
Total	5,788	140	6,671	223

With an allowance recorded:
One-to-four family	3,178	70	3,273	133
Multi-family	128	2	129	5
Commercial real estate	1,082	12	1,657	36
Construction and land	234	9	184	14
Home equity	601	12	636	26
Other consumer	101	3	76	5
Commercial business	600	7	482	18
Total	5,924	115	6,437	237

Total impaired loans:
One-to-four family	7,504	196	7,549	316
Multi-family	635	6	684	18
Commercial real estate	1,851	17	3,250	52
Construction and land	252	10	203	17
Home equity	769	14	864	31
Other consumer	101	5	76	8
Commercial business	600	7	482	18
Total	$11,712	$255	$13,108	$460

Interest income recognized on a cash basis on impaired loans for the three and nine months ended March 31, 2015, was $146,000, and $352,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2016	June 30, 2015
	(In thousands)
One-to-four family	$2,978	$4,232
Commercial real estate	366	147
Construction and land	165	159
Home equity	250	181
Other consumer	114	164

Total nonaccrual loans	$3,873	$4,883

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2016 and June 30, 2015.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,635	$675	$969	$3,279	$295,551	$298,830
Multi-family	—	—	—	—	47,562	47,562
Commercial real estate	230	148	—	378	140,738	141,116
Construction and land	127	—	117	244	34,389	34,633
Total real estate loans	1,992	823	1,086	3,901	518,240	522,141

Consumer:
Home equity	513	—	65	578	33,623	34,201
Other consumer	215	—	—	215	8,094	8,309
Total consumer loans	728	—	65	793	41,717	42,510

Commercial business loans	—	—	—	—	15,638	15,638

Total loans	$2,720	$823	$1,151	$4,694	$575,595	$580,289

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At March 31, 2016 and June 30, 2015, First Federal had $4.9 million and $9.9 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$291,917	$2,861	$804	$3,248	$298,830
Multi-family	41,363	6,076	123	—	47,562
Commercial real estate	134,597	4,729	1,190	600	141,116
Construction and land	30,490	3,216	687	240	34,633
Total real estate loans	498,367	16,882	2,804	4,088	522,141

Consumer:
Home equity	31,969	1,538	84	610	34,201
Other consumer	7,888	201	78	142	8,309
Total consumer loans	39,857	1,739	162	752	42,510

Commercial business loans	10,301	4,924	378	35	15,638

Total loans	$548,525	$23,545	$3,344	$4,875	$580,289

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$247,491	$2,458	$794	$5,953	$256,696
Multi-family	22,907	9,550	—	629	33,086
Commercial real estate	106,072	12,960	5,134	1,457	125,623
Construction and land	18,426	351	113	237	19,127
Total real estate loans	394,896	25,319	6,041	8,276	434,532

Consumer:
Home equity	34,969	501	86	831	36,387
Other consumer	7,622	213	77	286	8,198
Total consumer loans	42,591	714	163	1,117	44,585

Commercial business loans	8,449	5,795	62	458	14,764

Total loans	$445,936	$31,828	$6,266	$9,851	$493,881

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$2,978	$295,852	$298,830
Multi-family	—	47,562	47,562
Commercial real estate	366	140,750	141,116
Construction and land	165	34,468	34,633

Consumer:
Home equity	250	33,951	34,201
Other consumer	114	8,195	8,309

Commercial business loans	—	15,638	15,638

Total loans	$3,873	$576,416	$580,289

The following table represents the credit risk profile based on payment activity as of June 30, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$4,232	$252,464	$256,696
Multi-family	—	33,086	33,086
Commercial real estate	147	125,476	125,623
Construction and land	159	18,968	19,127

Consumer:
Home equity	181	36,206	36,387
Other consumer	164	8,034	8,198

Commercial business loans	—	14,764	14,764

Total loans	$4,883	$488,998	$493,881

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31,	June 30,
	2016	2015
	(In thousands)
Total TDR loans	$7,028	$7,746
Allowance for loan losses related to TDR loans	287	272
Total nonaccrual TDR loans	1,118	5,676

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended March 31, 2016, by type of concession granted. No other TDR modifications occurred during the nine months ended March 31, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	4	$—	$86	$149	$235
	4	$—	$86	$149	$235
Post-modification outstanding recorded investment
One- to four-family	2	$—	$86	$154	$240
	2	$—	$86	$154	$240

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended March 31, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	3	$—	$86	$374	$460

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and nine months ended March 31, 2015.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended March 31, 2015.

No additional funds are committed to be advanced in connection with impaired loans at March 31, 2016.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2016			June 30, 2015
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,717	$982	$4,699	$1,844	$3,079	$4,923
Multi-family	123	—	123	—	629	629
Commercial real estate	1,191	136	1,327	147	1,216	1,363
Construction and land	—	—	—	—	—	—
Home equity	501	—	501	79	349	428
Other consumer	—	—	—	—	—	—
Commercial business loans	378	—	378	—	403	403

Total TDR loans	$5,910	$1,118	$7,028	$2,070	$5,676	$7,746

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2016 and June 30, 2015, was $42.5 million and $36.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	March 31, 2016	Weighted-Average Interest Rate	June 30, 2015
	(In thousands)
Savings	0.04%	$91,902	0.04%	$88,129
Transaction accounts	0.01%	213,558	0.01%	183,890
Money market accounts	0.25%	247,834	0.17%	227,217
Certificates of deposit and jumbo certificates	1.07%	156,446	0.94%	147,928

		$709,740		$647,164

Weighted-average interest rate		0.33%		0.28%

Maturities of certificates at the dates indicated are as follows:

	March 31, 2016	June 30, 2015
	(In thousands)
Within one year or less	$66,928	$71,474
After one year through two years	39,140	33,336
After two years through three years	27,852	19,225
After three years through four years	12,405	14,504
After four years through five years	9,944	9,183
After five years	177	206

	$156,446	$147,928

Deposits at March 31, 2016 and June 30, 2015, include $46.9 million and $44.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $53.2 million and $42.7 million were pledged as collateral for these deposits at March 31, 2016 and June 30, 2015, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Savings	$9	$9	$28	$28
Transaction accounts	3	3	10	8
Insured money market accounts	158	116	444	307
Certificates of deposit and jumbo certificates	388	315	1,087	853

	$558	$443	$1,569	$1,196

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

Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Due to this limitation, the Company currently has a valuation allowance of $1.9 million for financial statement reporting purposes related to its contribution to the Foundation. The contribution carryforward and related valuation allowance will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary.

The effective tax rates were 24.9% and 24.7% for the nine months ended March 31, 2016 and 2015, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from BOLI and tax-exempt interest.

Note 6 - Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at March 31, 2016 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$897	$(7,579)	$2,838	$(5,848)

Denominator:
Denominator for basic and diluted earnings per share -
weighted average common shares outstanding	12,056,112	12,214,461	12,074,666	12,214,461

Basic and diluted earnings per share	$0.07	$(0.62)	$0.24	$(0.48)

As of March 31, 2016, the ESOP had purchased 1,048,029 shares in the open market. Unallocated shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2016, there were 991,760 shares in the ESOP that remain unallocated.

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

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares at an average price of $12.45 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At March 31, 2016, the weighted average interest rate paid on the ESOP loan payable was 2.46% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the nine months ended March 31, 2016.

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

Compensation expense related to the ESOP for the three months ended March 31, 2016 and 2015 was $188,000 and $162,000, respectively. For the nine months ended March 31, 2016 and 2015 compensation expense related to the ESOP was $494,000 and $162,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2016	June 30, 2015
	(Dollars in thousands)
Allocated shares	17,509	17,509
Committed to be released shares	38,760	—
Unallocated shares	991,760	935,290

Total ESOP shares	1,048,029	952,799

Fair value of unallocated shares	$12,764	$11,532

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the EIP is 1,834,050. Shares of common stock issued under the EIP may be authorized but unissued shares or repurchased shares. As of March 31, 2016, no awards had been granted.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$27,102	$—	$27,102
Agency bonds	—	23,234	—	23,234
ABS agency	—	8,029	—	8,029
ABS corporate	—	29,095	—	29,095
SBA	—	9,433	—	9,433
MBS agency	—	157,764	—	157,764
MBS corporate	—	45,597	—	45,597
	$—	$300,254	$—	$300,254

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,978	$9,978
Real estate owned and repossessed assets	—	—	145	145

	$—	$—	$10,123	$10,123

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$10,760	$10,760
Real estate owned and repossessed assets	—	—	1,914	1,914

	$—	$—	$12,674	$12,674

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$9,978	Market comparable	Discount to appraisal	0%
Real estate owned and repossessed assets	145	Market comparable	Discount to appraisal	0% - 10% (9%)

[1] Discount to appraisal disposition value.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$10,760	Market comparable	Discount to appraisal	0% - 25% (2%)
Real estate owned and repossessed assets	1,914	Market comparable	Discount to appraisal	0% - 8% (1%)

[1] Discount to appraisal disposition value.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$20,462	$20,462	$20,462	$—		$—
Investment securities available for sale	300,254	300,254	—	300,254		—
Investment securities held to maturity	57,176	59,589	—	59,589		—
Loans receivable, net	574,381	582,556	—	—		582,556
FHLB stock	4,571	4,571	—	4,571		—
Accrued interest receivable	2,858	2,858	—	2,858		—
Mortgage servicing rights, net	1,004	1,628	—	—		1,628

Financial liabilities
Demand deposits	$553,294	$553,294	$553,294	$—		$—
Time deposits	156,446	157,324	—	157,324		—
Borrowings	84,760	90,224	—	90,224		—
Accrued interest payable	209	209	—	209	—	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Financial instruments with book value equal to fair value - The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash and due from banks, interest bearing deposits with banks, FHLB stock, accrued interest receivable, and accrued interest payable. FHLB stock is not publicly traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB's discretion. The fair value is therefore equal to the book value.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2016 and June 30, 2015. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have ten full-service banking offices, including a full-service banking office that was opened during the quarter ended December 31, 2015 in Bellingham, Washington, which is located in Whatcom County. In addition, we anticipate opening a second full-service location in Bellingham, Washington and a Home Lending Center in Seattle, Washington during the first quarter of fiscal 2017. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. During the past decade, recognizing our need to adapt to changing market conditions, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings and enhance our infrastructure. We have increased the origination of commercial real estate and multi-family real estate loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. We have historically offered traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Assets. Total assets increased $58.6 million, or 6.3%, to $995.4 million at March 31, 2016, from $936.8 million at June 30, 2015, primarily due to an increase of $86.5 million, or 17.7%, in net loans receivable to $574.4 million at March 31, 2016, from $487.9 million at June 30, 2015, primarily as a result of increased loan originations.

Gross loans, excluding loans held for sale, increased $86.4 million, or 17.5%, to $580.3 million at March 31, 2016, from $493.9 million at June 30, 2015. The portfolio increase was mainly attributable to an increase in one- to four-family residential loans of $42.1 million, or 16.4%, to $298.8 million at March 31, 2016 from $256.7 million at June 30, 2015, the result of new loan originations of $39.9 million and loan pool purchases of $36.9 million. Loan pool purchases included $13.1 million of jumbo loans secured by residential properties located in Washington State and $23.8 of jumbo loans secured by properties located in California. Commercial real estate loans increased $15.5 million, or 12.3%, to $141.1 million at March 31, 2016 from $125.6 million at June 30, 2015, multi-family loans increased $14.5 million, or 43.8%, to $47.6 million at March 31, 2016 from $33.1 million at June 30, 2015, and commercial business loans increased $874,000, or 5.9%, to $15.6 million at March 31, 2016 from $14.8 million at June 30, 2015, as we continue to focus on increasing our commercial lending activity. Additionally, we saw an increase in the balance of construction and land loans during the nine months ended March 31, 2016 of $15.5 million to $34.6 million at March 31, 2016 from $19.1 million at June 30, 2015. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the state of Washington. There were $33.6 million in undisbursed construction commitments at March 31, 2016, an increase of $25.7 million compared to $7.9 million at June 30, 2015. Undisbursed construction commitments at March 31, 2016 included $7.1 million of mainly custom one- to four-family residential construction; $18.4 million of commercial multi-family construction, primarily located in the Puget Sound region of Washington, Snohomish and King Counties; $4.2 million of commercial real estate, consisting of a hotel construction project in Franklin County; and $3.9 million of one- to four-family speculative construction located primarily in Thurston County. There was also an increase in other consumer loans of $111,000 during nine months ended March 31, 2016. These increases were partially offset by a decrease in home equity loans of $2.2 million. We continue to focus on increasing our loan balances as a percentage of earning assets.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2016	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$4,778	$6,375	$—	$11,153
Multi-family residential	—	24,751	—	24,751
Commercial real estate	325	7,648	10,945	18,918
Total Commitment	$5,103	$38,774	$10,945	$54,822

Construction Funds Disbursed
One- to four-family residential	$1,798	$2,231	$—	$4,029
Multi-family residential	—	6,372	—	6,372
Commercial real estate	272	3,809	6,777	10,858
Total disbursed	$2,070	$12,412	$6,777	$21,259

Undisbursed Commitment
One- to four-family residential	$2,980	$4,144	$—	$7,124
Multi-family residential	—	18,379	—	18,379
Commercial real estate	53	3,839	4,168	8,060
Total undisbursed	$3,033	$26,362	$4,168	$33,563

Land Funds Disbursed
One- to four-family residential	$8,420	$945	$—	$9,365
Commercial real estate	27	3,982	—	4,009
Total disbursed for land	$8,447	$4,927	$—	$13,374

June 30, 2015	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,743	$1,070	$197	$8,010
Multi-family residential	—	4,145	—	4,145
Commercial real estate	847	2,052	—	2,899
Total Commitment	$7,590	$7,267	$197	$15,054

Construction Funds Disbursed
One- to four-family residential	$2,941	$3	$—	$2,944
Multi-family residential	—	3,358	—	3,358
Commercial real estate	512	382	—	894
Total disbursed	$3,453	$3,743	$—	$7,196

Undisbursed Commitment
One- to four-family residential	$3,802	$1,067	$197	$5,066
Multi-family residential	—	787	—	787
Commercial real estate	335	1,670	—	2,005
Total undisbursed	$4,137	$3,524	$197	$7,858

Land Funds Disbursed
One- to four-family residential	$9,342	$926	$—	$10,268
Commercial real estate	40	1,623	—	1,663
Total disbursed for land	$9,382	$2,549	$—	$11,931

During the nine months ended March 31, 2016, the Company originated $160.1 million of loans, of which $57.4 million, or 35.9%, were originated in the North Olympic Peninsula, $73.5 million, or 45.9%, in the Puget Sound region of Washington, and $29.1 million, or 18.2%, in other areas in Washington. During the same period, we purchased $36.1 million and originated $39.9 million of one- to four-family residential loans, of which $2.6 million were sold into the secondary market.

Our allowance for loan losses decreased $123,000, or 1.7%, from $7.1 million at June 30, 2015 to $7.0 million at March 31, 2016. The allowance for loan losses as a percentage of total loans decreased to 1.2% of total loans at March 31, 2016 from 1.4% at June 30, 2015. There was no material change in our allowance for loan losses during this period as a result of our improved asset quality.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31, 2016	June 30, 2015
	(In thousands)
Real Estate:
One-to-four family	$298,830	$256,696
Multi-family	47,562	33,086
Commercial real estate	141,116	125,623
Construction and land	34,633	19,127
Total real estate loans	522,141	434,532

Consumer:
Home equity	34,201	36,387
Other consumer	8,309	8,198
Total consumer loans	42,510	44,585

Commercial business loans	15,638	14,764

Total loans	580,289	493,881
Less:
Net deferred loan fees	1,173	840
Premium on purchased loans, net	(2,253)	(1,957)
Allowance for loan losses	6,988	7,111
Loans receivable, net	$574,381	$487,887

Nonperforming loans decreased $1.0 million, or 20.4%, to $3.9 million at March 31, 2016, from $4.9 million at June 30, 2015, primarily as a result of a decrease in nonperforming one- to four-family loans of $1.3 million. Real estate owned and repossessed assets decreased $1.8 million, or 94.7%, to $145,000 at March 31, 2016 from $1.9 million at June 30, 2015, primarily due to the sale of one- to four-family real estate-owned. Nonperforming loans to total loans declined from 1.0% at June 30, 2015 to 0.7% at March 31, 2016. The allowance for loan losses as a percentage of nonperforming loans increased from 145.6% at June 30, 2015 to 180.4% at March 31, 2016.

At March 31, 2016, there were $7.0 million in restructured loans, of which $5.9 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $5.0 million, or 50.5%, to $4.9 million at March 31, 2016, from $9.9 million at June 30, 2015. Loans 30 days or more past due increased $2.3 million, or 95.8%, to $4.7 million at March 31, 2016, from $2.4 million at June 30, 2015.

The following table represents nonperforming assets at the dates indicated.

	March 31, 2016	June 30, 2015
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$2,978	$4,232
Commercial real estate	366	147
Construction and land	165	159

Total real estate loans	3,509	4,538

Consumer loans:
Home equity	250	181
Other	114	164

Total consumer loans	364	345

Total nonperforming loans	3,873	4,883

Real estate owned:
One- to four-family	130	493
Commercial real estate	—	1,368

Total real estate owned	130	1,861

Repossessed assets	15	53

Total nonperforming assets	$4,018	$6,797

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.7%	1.0%

At March 31, 2016, total investment securities decreased $3.2 million, or 0.9%, to $357.4 million at March 31, 2016, from $360.6 million at June 30, 2015. Mortgage-backed securities totaled $245.5 million at March 31, 2016, an increase of $15.2 million, or 6.6%, from $230.3 million at June 30, 2015. Other investment securities, including municipal bonds and other asset-backed securities, were $112.0 million at March 31, 2016, a decrease of $18.2 million, or 14.0%, from $130.2 million at June 30, 2015. During the nine months ended March 31, 2016, $73.5 million of available for sale securities, consisting mainly of variable-rate small business association ("SBA") and adjustable rate U.S. government agency issued mortgage-backed securities ("MBS agency"), were sold, taking advantage of market conditions which allowed us to realize a net gain on sale. The cash received from the sale, $74.4 million, was reinvested into a combination of fixed-rate MBS agency securities and fixed and variable rate corporate issued mortgage-backed securities ("MBS corporate"). The MBS corporate securities are secured by residential or commercial real estate. This transaction was executed in order to improve our net interest margin by using the gain on sale of investments to offset the expense of prepayment penalties associated with the early repayment of $19.9 million of long-term FHLB advances. As of March 31, 2016, management believes the investment portfolio, including mortgage-backed securities, has a projected average life and average repricing term of 4.5 years and 4.1 years, respectively, based on the current interest rate environment. The investment portfolio contains 79.8% of amortizing securities at March 31, 2016, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we will continue to purchase investment securities as a source of interest income in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $58.0 million, or 7.8%, to $804.1 million at March 31, 2016, from $746.1 million at June 30, 2015. This increase was primarily the result of deposit account balances increasing $62.5 million, or 9.7%, to $709.7 million at March 31, 2016, from $647.2 million at June 30, 2015. Transaction, savings, and money market account deposits increased $54.1 million, or 10.8%, to $553.3 million at March 31, 2016 from $499.2 million at June 30, 2015, including an increase in personal and business transaction accounts of $18.9 million and $10.8 million, respectively. Increases in deposits were primarily the result of business and consumer development efforts with new and existing customers.

Borrowings decreased $5.2 million, or 5.8%, from $90.0 million at June 30, 2015 to $84.8 million at March 31, 2016, as $19.9 million of long-term FHLB borrowings were repaid and replaced mainly through deposit growth and short-term borrowings of $14.8 million on our Fed Funds advance account from the FHLB.

Equity. Total equity increased $582,000, or 0.3%, to $191.3 million at March 31, 2016, from $190.7 million at June 30, 2015. The increase in total equity during the nine months ended March 31, 2016 was primarily the result of net income of $2.8 million, an increase in other comprehensive income, net of tax, of $235,000, and the allocation of ESOP shares of $494,000, partially offset by a decrease of $1.7 million due to the repurchase of common stock intended to be issued in the future pursuant to the Company's 2015 Equity Incentive Plan, and a decrease of $1.3 million related to additional unearned ESOP shares purchased.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

General. The Company recorded net income for the three months ended March 31, 2016 of $897,000 compared to a net loss of $7.6 million for the three months ended March 31, 2015, an increase of $8.5 million, or 111.8%. This increase was primarily the result of $9.8 million in charitable contributions related to the funding of the First Federal Community Foundation during the three months ended March 31, 2015.

Net Interest Income. Net interest income increased $1.3 million to $7.0 million for the three months ended March 31, 2016, from $5.7 million for the three months ended March 31, 2015. This increase was primarily the result of an increase in interest income related to the increased average volume of loans receivable and increases in both the average volume and average yield of investment and mortgage-backed securities, partially offset by a slight increase in interest expense.

The net interest margin increased forty-seven basis points to 3.01% for the three months ended March 31, 2016, from 2.54% for the same period in 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields compared to cash and investment alternatives, as well as increases in both the average balance and the average yield of investment and mortgage-backed securities. Reduced borrowing costs related to the prepayment of higher cost, long-term FHLB advances also contributed to improved margins during the quarter ended March 31, 2016. The average balance of cash and cash equivalents decreased $97.8 million to $21.0 million for the three months ended March 31, 2016 from $118.8 million for the three months ended March 31, 2015. Of the $1.3 million increase in net interest income during the three months ended March 31, 2016 compared to the same period in 2015, $941,000 was the result of an increase in volume while $336,000 was attributable to changes in rates. Investment and mortgage-backed securities were the primary contributors to the increase in net interest income with a $423,000 increase due to volume and a $302,000 increase due to rate. The cost of average interest-bearing liabilities increased three basis points to 0.70% for the three months ended March 31, 2016, compared to 0.67% for the same period in the prior year, due primarily to increases in the average balance of certificates of deposit and money market account deposits at higher average rates compared to the prior year.

Interest Income. Total interest income increased $1.3 million, or 18.8%, to $8.2 million for the three months ended March 31, 2016 from $6.9 million for the comparable period in 2015. Interest income on loans increased $566,000, or 10.3%, during the three months ended March 31, 2016, primarily reflecting an increase in the average balance of loans receivable to $543.5 million at March 31, 2016 from $499.8 million at March 31, 2015, combined with an increase in average yield to 4.45% at March 31, 2016 from 4.39% at March 31, 2015. The increase in average yield compared to the prior year was primarily the result of increases in the average balance of higher yielding commercial real estate and construction and land loans.

Interest income on investment securities increased $205,000 to $714,000 for the three months ended March 31, 2016 compared to $509,000 for the three months ended March 31, 2015. The average balance of our investment securities increased $16.8 million, or 17.5%, to $112.8 million for the three months ended March 31, 2016 compared to $96.0 million for the three months ended March 31, 2015, as net proceeds received from the stock offering were used to purchase investment and mortgage-backed securities. The yield on investment securities for the three months ended March 31, 2016 increased 41 basis points due primarily to investments purchased with higher yields compared to the same period in 2015.

Interest income on mortgage backed securities increased $520,000 primarily due to an increase in the average balance of $71.1 million from $177.6 million for the three months ended March 31, 2015 to $248.7 million for the three months ended March 31, 2016. The yield on mortgage-backed securities for the three months ended March 31, 2016 increased 30 basis points, primarily due to investments purchased with higher yields compared to the same period in 2015.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$543,480	4.45%	$499,846	4.39%	$566
Investment securities	112,819	2.53	95,992	2.12	205
Mortgage-backed securities	248,681	2.18	177,621	1.88	520
FHLB stock	4,223	2.94	9,817	0.12	28
Cash and due from banks	21,029	0.25	118,821	0.21	(49)
Total interest-earning assets	$930,232	3.51	$902,097	3.06	$1,270

Interest Expense. Total interest expense decreased $7,000, or 0.6%, and was $1.2 million for both the three months ended March 31, 2016 and 2015. Deposit costs increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits decreased $10.6 million, or 1.8%, to $588.8 million for the three months ended March 31, 2016 from $599.4 million for the three months ended March 31, 2015. The decrease in the average balance of savings accounts of $36.8 million, was primarily due to a reduction in deposits held at March 31, 2015 as subscriptions for the purchase of stock in our initial public offering. This decrease was offset by increases in money market accounts of $24.3 million, and certificates of deposit of $8.6 million, as we offer pricing promotions on money market and certificates of deposit in our newest branches located in Silverdale and Bellingham, Washington as well as limited promotions in existing markets. We have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs declined $122,000 to $597,000 for the three months ended March 31, 2016 from $719,000 for the comparable period in 2015 due to a decline of $15.5 million in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$90,904	0.04%	$127,699	0.03%	$—
Transaction accounts	101,071	0.01	107,736	0.01	—
Money market accounts	245,561	0.26	221,273	0.21	42
Certificates of deposit	151,290	1.03	142,664	0.88	73
Borrowings	75,855	3.15	91,402	3.15	(122)
Total interest-bearing liabilities	$664,681	0.70	$690,774	0.67	$(7)

Provision for Loan Losses. There was no provision for loan losses during the three months ended March 31, 2016 and March 31, 2015. This was primarily the result of continued improvement in our asset quality as reflected in the decrease in nonperforming loans, classified loans, and ratio of nonperforming loans to total loans. These improvements are primarily a result of improving economic conditions allowing some borrowers to better their financial condition. Management considers the allowance for loan losses at March 31, 2016 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net charge-offs	$14	$—
Allowance for loan losses	6,988	7,424
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.5%
Total nonaccruing loans	3,873	4,494
Allowance for loan losses as a percentage of nonaccrual loans at end of period	180.4%	165.2%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.7%	0.9%
Total loans	$580,289	$499,607

Noninterest Income. Noninterest income decreased $242,000, or 18.7%, to $1.1 million for the three months ended March 31, 2016, from $1.3 million for the three months ended March 31, 2015, primarily as a result of a decrease in net gain on sale of loans of $178,000 due to retaining in portfolio, rather than selling, most of our originations of one- to four-family residential mortgage loans.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$844	$843	$1	0.1%
Mortgage servicing fees, net of amortization	72	93	(21)	(22.6)
Net gain on sale of loans	20	198	(178)	(89.9)
Increase in cash surrender value of bank-owned life insurance	37	40	(3)	(7.5)
Other income	78	119	(41)	(34.5)
Total noninterest income	$1,051	$1,293	$(242)	(18.7)%

Noninterest Expense. Noninterest expense decreased $8.9 million, or 56.3%, to $6.9 million for the three months ended March 31, 2016, compared to $15.8 million for the same period in 2015, primarily as a result of charitable contributions of $9.8 million, of which $9.7 million related to the funding of the First Federal Community Foundation, during the three months ended March 31, 2015 compared to no charitable contributions during the three months ended March 31, 2016. In addition, compensation and benefits increased $249,000 compared to the same period in the prior year, primarily due to the addition of personnel in loan production and in support of new market areas, including staffing of our newest branch in Bellingham, Washington. Compensation and benefits increased as a result of certain market rate and merit increase adjustments for employees and management and increased employee benefits expenses, including expenses related to the ESOP. We have realized increased occupancy, equipment, depreciation and amortization expense, and advertising expenses related to the opening of our newest branch located in Bellingham, Washington and have incurred additional noninterest expenses during the recent quarter compared to the same period last year relating to doing business as a public company, including increases in professional fees of $156,000. We expect increased noninterest expenses related to the opening and operations of our second full-service branch in Bellingham, Washington, and Home Lending Center in Seattle, Washington, which we anticipate will occur during the first quarter of fiscal 2017.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,645	$3,396	$249	7.3%
Real estate owned and repossessed assets expense (income), net	15	97	(82)	(84.5)
Data processing	686	626	60	9.6
Occupancy and equipment	899	721	178	24.7
Supplies, postage, and telephone	161	168	(7)	(4.2)
Regulatory assessments and state taxes	100	84	16	19.0
Advertising	199	99	100	101.0
Charitable contributions	—	9,777	(9,777)	(100.0)
Professional fees	421	265	156	58.9
FDIC insurance premium	108	138	(30)	(21.7)
Other	628	390	238	61.0
Total	$6,862	$15,761	$(8,899)	(56.5)%

Provision for Income Tax. An income tax expense of $298,000 was recorded for the three months ended March 31, 2016 compared to a tax benefit of $1.2 million for the three months ended March 31, 2015. This was generally due to a decrease in income before taxes of $9.9 million.

Comparison of Results of Operations for the Nine Months Ended March 31, 2016 and 2015

General. The Company recorded net income for the nine months ended March 31, 2016 of $2.8 million compared to a net loss of $5.8 million for the nine months ended March 31, 2015, an increase of $8.6 million, or 148.5%, primarily related to charitable contributions of $9.8 million, which included $9.7 million for the funding of the First Federal Community Foundation, during the nine months ended March 31, 2015.

Net Interest Income. Net interest income increased $3.2 million to $20.1 million for the nine months ended March 31, 2016, from $16.9 million for the nine months ended March 31, 2015. This increase was the result of an increase in interest income related to increased average volume of loans receivable and increases in both the average volume and average yield earned on investment and mortgage-backed securities, partially offset by an increase in interest expense due primarily to the higher average cost of deposits.

The net interest margin increased 13 basis points to 2.90% for the nine months ended March 31, 2016, from 2.77% for the same period in 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields compared to cash and investment alternatives, as well as an increase in both the average balance and the average yield of investment and mortgage-backed securities. The average balance of cash and due from banks decreased $34.4 million, while the average balance of investment

s and mortgage-backed securities increased $126.1 million and the average balance of net loans receivable increased $24.0 million for the nine months ended March 31, 2016 compared to the same period in 2015. Of the $3.2 million increase in net interest income during the nine months ended March 31, 2016 compared to the same period in 2015, $2.7 million was the result of an increase in volume, $1.8 million of which was due to an increase in the average balance of investment and mortgage-backed securities, while $522,000 was attributable to changes in rates, of which $832,000 was attributable to an increase in yields on investment and mortgage-backed securities, partially offset by a $113,000 decline in average loan rates. The cost of average interest-bearing liabilities increased three basis points to 0.72% for the nine months ended March 31, 2016, compared to 0.69% for the same period in the prior year, due primarily to increases in the average balance of certificates of deposit and money market account deposits at higher rates compared to the prior year.

Interest Income. Total interest income increased $3.4 million, or 16.8%, to $23.6 million for the nine months ended March 31, 2016 from $20.2 million for the comparable period in 2015. Interest income on loans increased $699,000, or 4.2%, during the nine months ended March 31, 2016 compared to the same period in the prior year, as a result of an increase of $24.0 million in the average balance of loans receivable partially offset by a decrease of three basis points in average loan yields. Lower average loan yields reflect higher yielding loans that continued to pay off and were replaced with loans at lower interest rates during the nine months ended March 31, 2016 compared to the same period in 2015.

Interest income on investment securities increased $1.1 million to $2.3 million for the nine months ended March 31, 2016 compared to $1.2 million for the nine months ended March 31, 2015. The average balance of our investment securities increased $48.0 million to $124.7 million for the nine months ended March 31, 2016 compared to $76.8 million for the nine months ended March 31, 2015, as net proceeds received from the stock offering was used to purchase investment and mortgage-backed securities. The yield on investment securities for the nine months ended March 31, 2016 increased 43 basis points compared to the same period in 2015 due primarily to investments purchased with higher yields.

Interest income on mortgage backed securities increased $1.5 million primarily due to an increase in the average balance of $78.1 million from $167.2 million for the nine months ended March 31, 2015 to $245.3 million for the nine months ended March 31, 2016. The yield on mortgage-backed securities for the nine months ended March 31, 2016 increased 23 basis points primarily due to investments purchased with higher yields compared to the same period in 2015.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended March 31,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$515,580	4.48%	$491,565	4.51%	$699
Investment securities	124,745	2.44	76,750	2.01	1,123
Mortgage-backed securities	245,348	2.12	167,226	1.89	1,540
FHLB stock	4,495	2.25	9,919	0.11	68
Cash and due from banks	30,877	0.20	65,253	0.18	(42)
Total interest-earning assets	$921,045	3.42	$810,713	3.33	$3,388

Interest Expense. Total interest expense increased $178,000, or 5.3%, to $3.6 million for the nine months ended March 31, 2016 from $3.4 million at March 31, 2015. Deposit costs increased for the nine months ended March 31, 2016 compared to the same period in 2015 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $11.0 million, or 1.9%, to $574.8 million for the nine months ended March 31, 2016 from $563.8 million for the nine months ended March 31, 2015. This increase was attributable to increases in the average balances for money market accounts of $22.4 million and certificates of deposit of $12.8 million, partially offset by decreases in savings accounts of $17.7 million and transaction accounts of $6.5 million. In addition to promotional efforts on money market and certificates of deposit, we have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs decreased $195,000 to $2.0 million for the nine months ended March 31, 2016 from $2.2 million for the comparable period in 2015, primarily due to a decline of $8.5 million in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended March 31,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$90,007	0.04%	$107,683	0.03%	$—
Transaction accounts	99,358	0.01	105,842	0.01	2
Money market accounts	237,456	0.25	215,097	0.19	137
Certificates of deposit	147,986	0.98	135,212	0.84	234
Borrowings	82,506	3.22	90,962	3.21	(195)
Total interest-bearing liabilities	$657,313	0.72	$654,796	0.69	$178

Provision for Loan Losses. There was no provision for loan losses during the nine months ended March 31, 2016 and March 31, 2015, primarily the result of continued improvement in our asset quality. These improvements are reflected in decreases in nonperforming loans and classified loans. Our allowance for loan losses decreased as a percentage of total loans as a result of improved asset quality, which resulted in no additional provision for loan losses during the period. Also showing improvement was an increase in the allowance for loan losses as a percentage of nonperforming loans. These improvements are primarily a result of improving economic conditions allowing some borrowers to better their financial condition.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net charge-offs	$(123)	$(648)
Allowance for loan losses	6,988	7,424
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.5%
Total nonaccruing loans	3,873	4,494
Allowance for loan losses as a percentage of nonaccrual loans at end of period	180.4%	165.2%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.7%	0.9%
Total loans	$580,289	$499,607

Noninterest Income. Noninterest income increased $778,000, or 22.8%, to $4.2 million for the nine months ended March 31, 2016, from $3.4 million for the nine months ended March 31, 2015, primarily as a result of an increase in the net gain on sale of investment securities of $856,000, which was used to offset the prepayment penalty on $19.9 million of FHLB advances that were repaid prior to maturity. During the nine months ended March 31, 2016, increases in loan and deposit service fees of $153,000 and in other income of $60,000, were partially offset by decreases in net gain on sale of loans of $248,000 and mortgage servicing fees, net of amortization, of $39,000, as compared to the same period last year. Loan and deposit service fees increased primarily as the result of changes in the fee structure o

n deposits, and other income increased primarily as the result of a gain resulting from the dissolution of our subsidiary Craft3 during the nine months ended March 31, 2016. The decline in the gain on sale of loans and mortgage servicing fees, net of amortization, between the periods was the result of decreased loan sales as we retained most of our longer-term, fixed-rate mortgage loan originations as part of our efforts to increase net interest margin while staying consistent with our management of interest rate risk.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,655	$2,502	$153	6.1%
Mortgage servicing fees, net of amortization	187	226	(39)	(17.3)
Net gain on sale of loans	88	336	(248)	(73.8)
Net gain on sale of investment securities	856	—	856	100.0
Increase in cash surrender value of bank-owned life insurance	59	63	(4)	(6.3)
Other income	347	287	60	20.9
Total noninterest income	$4,192	$3,414	$778	22.8%

Noninterest Expense. Noninterest expense decreased $6.2 million, or 23.2%, to $20.5 million for the nine months ended March 31, 2016, compared to $26.7 million for the same period in 2015, primarily as a result of charitable contributions of $9.8 million, of which $9.7 million related to the funding of the First Federal Community Foundation, during the nine months ended March 31, 2015 compared to no charitable contributions during the nine months ended March 31, 2016. During the nine months ended March 31, 2016, compensation and benefits increased $1.1 million compared to the same period in the prior year as a result of certain market rate and merit increase adjustments for employees and management, additions to management and staff needed to facilitate our growing operations and service new market areas, and increased employee benefits expenses, including expenses related to the employee stock ownership plan. The opening of our newest branch located in Bellingham, Washington, contributed to our increased compensation and benefits, occupancy and equipment, depreciation and amortization, and advertising expenses during the nine months ended March 31, 2016 as compared to the same period in 2015. We have also incurred additional noninterest expenses during the first nine months of fiscal 2016 compared to the same period last year relating to doing business as a public company, including increases in professional fees of $758,000. We incurred an FHLB prepayment penalty of $779,000 during the nine months ended March 31, 2016 as a result of the early repayment of $19.9 million in long-term FHLB advances, which we expect to reduce our interest expense on borrowings and contributed to the improvement to our net interest margin. Other noninterest expense increased $437,000, primarily as a result of increased professional development fees for management and staff, an increase in expense for reserves for unused commitments, primarily commercial construction projects, and increases in expenses related to loans. These expenses exceeded the benefit of a $397,000 decrease in expenses related to real estate owned and repossessed assets, net, which was primarily due to a $352,000 gain on the sale of commercial real estate owned, during nine months ended March 31, 2016 compared to the comparable period in 2015. We expect increased noninterest expenses related to the opening and operations of our second branch in Bellingham, Washington, and Home Lending Center in Seattle, Washington, which we anticipate will occur during the first quarter of fiscal 2017.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,626	$9,485	$1,141	12.0%
Real estate owned and repossessed assets (income) expense, net	(362)	35	(397)	(1,134.3)
Data processing	1,994	1,858	136	7.3
Occupancy and equipment	2,620	2,283	337	14.8
Supplies, postage, and telephone	500	499	1	0.2
Regulatory assessments and state taxes	377	247	130	52.6
Advertising	640	314	326	103.8
Charitable contributions	—	9,834	(9,834)	(100.0)
Professional fees	1,320	562	758	134.9
FDIC insurance premium	331	405	(74)	(18.3)
FHLB prepayment penalty	779	—	779	100.0
Other	1,635	1,198	437	36.5
Total	$20,460	$26,720	$(6,260)	(23.4)%

Provision for Income Tax. An income tax expense of $957,000 was recorded for the nine months ended March 31, 2016 compared to a credit of $605,000 for the nine months ended March 31, 2015, and was generally due to an increase in income before taxes of $10.2 million.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2016 and 2015. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At March 31, 2016	Three Months Ended March 31,						Nine Months Ended March 31,
		2016			2015			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.30%	$543,480	$6,047	4.45%	$499,846	$5,481	4.39%	$515,580	$17,315	4.48%	$491,565	$16,616	4.51%
Investment securities	2.50	112,819	714	2.53	95,992	509	2.12	124,745	2,279	2.44	76,750	1,156	2.01
Mortgage-backed securities	2.48	248,681	1,356	2.18	177,621	836	1.88	245,348	3,909	2.12	167,226	2,369	1.89
FHLB dividends	2.22	4,223	31	2.94	9,817	3	0.12	4,495	76	2.25	9,919	8	0.11
Cash and cash equivalents	1.20	21,029	13	0.25	118,821	62	0.21	30,877	47	0.20	65,253	89	0.18
Total interest-earning assets (2)	3.58	930,232	8,161	3.51	902,097	6,891	3.06	921,045	23,626	3.42	810,713	20,238	3.33

Interest-bearing liabilities:
Savings accounts	0.04	$90,904	$9	0.04	$127,699	9	0.03	$90,007	$28	0.04	$107,683	28	0.03
Transaction accounts	0.01	101,071	3	0.01	107,736	3	0.01	99,358	10	0.01	105,842	8	0.01
Money market accounts	0.25	245,561	158	0.26	221,273	116	0.21	237,456	444	0.25	215,097	307	0.19
Certificates of deposit	1.07	151,290	388	1.03	142,664	315	0.88	147,986	1,087	0.98	135,212	853	0.84
Total deposits	0.33	588,826	558	0.38	599,372	443	0.30	574,807	1,569	0.36	563,834	1,196	0.28
Borrowings	2.81	75,855	597	3.15	91,402	719	3.15	82,506	1,994	3.22	90,962	2,189	3.21
Total interest-bearing liabilities	0.59	664,681	1,155	0.70	690,774	1,162	0.67	657,313	3,563	0.72	654,796	3,385	0.69

Net interest income			$7,006			$5,729			$20,063			$16,853
Net interest rate spread	2.99			2.81			2.39			2.70			2.64
Net earning assets		$265,551			$211,323			$263,732			$155,917
Net interest margin (3)				3.01			2.54			2.90			2.77
Average interest-earning assets to average interest-bearing liabilities		140.0%			130.6%			140.1%			123.8%
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

	Three Months Ended			Nine Months Ended
	March 31, 2016 vs. 2015			March 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$479	$87	$566	$812	$(113)	$699
Investment and mortgage-backed securities	423	302	725	1,831	832	2,663
FHLB stock	(2)	30	28	(4)	72	68
Other(1)	(51)	2	(49)	(47)	5	(42)
Total interest-earning assets	$849	$421	$1,270	$2,592	$796	$3,388

Interest-bearing liabilities:
Savings accounts	$(2)	$2	$—	$(4)	$4	$—
Interest-bearing transaction accounts	—	—	—	—	2	2
Money market accounts	13	29	42	32	105	137
Certificates of deposit	19	54	73	80	154	234
Borrowings	(122)	—	(122)	(204)	9	(195)
Total interest-bearing liabilities	$(92)	$85	$(7)	$(96)	$274	$178

Net change in interest income	$941	$336	$1,277	$2,688	$522	$3,210

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2016 and the year ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2016, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$66,928	$66,992	$22,349	$177	$156,446
FHLB advances	14,760	5,000	65,000	—	84,760
Operating leases	143	281	198	1,757	2,379
Borrower taxes and insurance	1,786	—	—	—	1,786
Deferred compensation	17	55	40	243	355
Total contractual obligations	$83,634	$72,328	$87,587	$2,177	$245,726

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2016:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$212	$212
Adjustable-rate	50	50
Unfunded commitments under lines of credit or existing loans	72,370	72,370
Standby letters of credit	277	277
Total	$72,909	$72,909

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $20.5 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $300.3 million at March 31, 2016. In addition, at March 31, 2016, we had FHLB stock of $4.6 million and have pledged collateral to support borrowings from the FHLB of $84.8 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of March 31, 2016.

At March 31, 2016, we had $262,000 in loan commitments outstanding and an additional $72.6 million in undisbursed loans and standby letters of credit, including $33.6 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of March 31, 2016 totaled $66.9 million, or 42.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of nine full-service retail banking offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $44.2 million.

Capital Resources
First Federal is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require First Federal to maintain minimum amounts and ratios of capital.

At March 31, 2016, First Federal exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at March 31, 2016, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at March 31, 2016.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$131,625	14.2%	$37,178	4.0%	$46,472	5.0%
Common Equity Tier 1 Capital to risk-weighted assets(2)	131,625	22.2	26,710	4.5	38,580	6.5
Tier 1 Capital to risk-weighted assets(2)	131,625	22.2	35,613	6.0	47,484	8.0
Total Capital to risk-weighted assets(2)	138,831	23.4	47,484	8.0	59,355	10.0
______________
(1)    Based on adjusted average assets of $929.4 million.
(2)    Based on risk-weighted assets of $593.5 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company also continued to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

January 1, 2016 - January 31, 2016	—	$—	—	523,014
February 1, 2016 - February 29, 2016	81,400	12.54	81,400	441,614
March 1, 2016 - March 31, 2016	56,000	12.71	56,000	385,614
Total	137,400	$12.61	137,400

On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we initially issued in the Conversion, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: May 11, 2016	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2016	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements