Form 10-K
period 2016-06-30
First Northwest Bancorp
filed 2016-09-09
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended June 30, 2016	or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [x]

As of September 1, 2016, there were issued and outstanding 13,007,560 shares of the registrant’s common stock, which are traded on the Nasdaq Stock Market, LLC under the symbol “FNWB.” The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of December 31, 2015, was $184,254,876. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP
2016 ANNUAL REPORT ON FORM 10-K

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
These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	changes in general economic conditions, either nationally or in our market area, or the market areas where the collateral for our loans is located, that are worse than expected;

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

PART I

Item 1.  Business
General

First Northwest Bancorp ("First Northwest" or the "Company"), a Washington corporation, was formed for the purpose of becoming the bank holding company for First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank") in connection with the Bank's conversion from the mutual to stock form of ownership, which was completed on January 29, 2015.

At June 30, 2016, we had total assets of $1.0 billion, total deposits of $723.3 million, and total shareholders' equity of $189.7 million. The Company's business activities are generally limited to passive investment activities and oversight of its investment in First Federal.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

First Northwest is a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  First Federal is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  First Federal is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have ten full-service banking offices, including a new full-service banking office that was opened during the quarter ended December 31, 2015 in Bellingham, Washington, which is located in Whatcom County. In addition, we anticipate opening a second full-service location in Bellingham, Washington and a Home Lending Center in Seattle, Washington during the first half of fiscal 2017. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans and home equity loans and lines of credit. During the past decade, recognizing our need to adapt to changing market conditions, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings and enhance our infrastructure. We have increased our originations of commercial real estate and multi-family real estate loans and are focused on increasing originations of one- to four-family residential loans held for sale. We have historically offered traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We conduct our operations out of our main administrative office and nine full-service branch offices in northwestern Washington for a total of ten full-service branches. The administrative office is located in Port Angeles, in Clallam County, Washington. Seven of our branch offices are located in Clallam County, one branch office is located in Jefferson County, one branch office is located in Kitsap County, and one branch office is located in Whatcom County.

Clallam County has a population of approximately 73,486 and estimated median family income of $47,008 according to the latest information available from the U.S. Census Bureau. The economic base in Clallam County has been historically dependent on marine services, forest products, agriculture, technology, tourism, and education industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Seven Cedars (casino, golf course and other retail businesses), Clallam Bay Corrections Center, Nippon Paper Group and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 7.9% at June 30, 2016, compared to 7.6% at June 30, 2015. The State of Washington average was 5.8%, and the national average was 4.9% at June 30,

2016. The average sales price of a residential home in Clallam County was $257,000 for the six months ended June 30, 2016, a 11.3% increase compared to the same period in 2015, according to Paragon Olympic Listing Service. Residential sales volume increased 3.5% for the six months ended June 30, 2016 as compared to the same period in 2015, and inventory levels at June 30, 2016 were projected to be six months according to Paragon.

Jefferson County has a population of approximately 30,466 and estimated median family income of $47,202 according to the latest information available from the U.S. Census Bureau. The economic base in Jefferson County has historically been dependent on several industry segments, including arts and culture, maritime and boat building, small-scale manufacturing, and tourism. Another industry that supports the economic base is agriculture, which has recently increased, with several successful local farmers and a local food co-op with sales over $10 million. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 7.2% at June 30, 2016, compared to 6.9% at June 30, 2015. The average sales price of a residential home in Jefferson County was $326,000 for the quarter ended June 30, 2016, a 13.6% increase compared to the same period in 2015, according to Northwest Multiple Listing Service (NMLS). Residential sales volume increased 12.4% for the quarter ended June 30, 2016 as compared to same period in 2015, and inventory levels at June 30, 2016 were projected to be six months according to NMLS.

Kitsap County has a population of approximately 260,131 and estimated median family income of $62,473 according to the latest information available from the U.S. Census Bureau. The economic base of Kitsap County is largely supported by the Kitsap Naval Base and other military related employment through the United States Navy. Other private industries that support the economic base are healthcare, retail and tourism. The primary employers in Kitsap County include the Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 6% at June 30, 2016, compared to 5.6% at June 30, 2015. The average sales price of a residential home in Kitsap County was $347,000 for the quarter ended June 30, 2016, a 7.1% increase compared to the same period in 2015, according to NMLS. Residential sales volume increased 8.3% for the quarter ended June 30, 2016 as compared to June 30, 2015, and inventory levels at June 30, 2016 were projected to be three months according to NMLS.

Whatcom County has a population of approximately 212,284 and estimated median family income of $53,025 according to the latest information available from the U.S. Census Bureau. The economic base of Whatcom County is largely supported by health care, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include St. Joseph hospital, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 6.3% at June 30, 2016, compared to 5.8% at June 30, 2015. The average sales price of a residential home in Whatcom County was $319,000 for the quarter ended June 30, 2016, a 4.6% increase compared to the same period in 2015, according to NMLS. Residential sales volume increased 10.1% for the quarter ended June 30, 2016 as compared to the same period in 2015, and inventory levels at June 30, 2016 were projected to be three months according to NMLS.

Our business plan includes the intent to extend our operations further into the Puget Sound Region of Washington. The Puget Sound region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) approximates 4.2 million, or 58.6% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban area along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia, the state capital (Thurston County).

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

The regional economy has had a historical dependence on the aerospace industry, which has had periods of strong growth as well as reductions in activity. Over the past few years, growth rates have been steady and long-term growth trends are favorable as the market area continues to maintain a highly educated and motivated workforce, and the Puget Sound region remains a desirable place to live. In the most recent periods, similar to national trends, most of the Puget Sound region has largely recovered from the prior issues related to home value declines, foreclosure rates, and other real estate related problems that were a result of the national recession of 2007-2009.

For a discussion regarding the competition in our primary market area, see “Competition.”

Lending Activities

General. First Federal’s principal lending activities are concentrated in first lien one- to four-family mortgage loans and commercial and multi-family real estate loans. First Federal also makes construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans and home-equity loans and lines of credit. A substantial portion of our loan portfolio is secured by real estate, either as primary or secondary collateral.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$308,471	49.3%	$256,696	52.0%	$241,910	48.0%	$247,772	54.2%	$215,243	52.6%
Multi-family	46,125	7.4	33,086	6.7	45,100	8.9	27,928	6.1	17,175	4.2
Commercial real estate	161,182	25.7	125,623	25.4	128,028	25.4	93,056	20.3	79,965	19.5
Construction and land	50,351	8.0	19,127	3.8	20,497	4.1	15,493	3.4	22,689	5.6
Total real estate loans	566,129	90.4	434,532	87.9	435,535	86.4	384,249	84.0	335,072	81.9

Consumer:
Home equity	33,909	5.4	36,387	7.4	40,064	8.0	42,497	9.3	51,155	12.4
Other consumer	9,023	1.5	8,198	1.7	10,697	2.1	13,029	2.8	11,083	2.7
Total consumer loans	42,932	6.9	44,585	9.1	50,761	10.1	55,526	12.1	62,238	15.1

Commercial business loans	16,924	2.7	14,764	3.0	17,532	3.5	17,746	3.9	12,259	3.0

Total loans	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%	409,569	100.0%

Less:
Net deferred loan fees	1,182		840		862		622		563
(Premium) discount on purchased loans, net	(2,280)		(1,957)		(1,290)		(428)		957
Allowance for loan losses	7,239		7,111		8,072		7,974		7,390
Total loans, net	$619,844		$487,887		$496,184		$449,353		$400,659

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Real estate:
One- to four-family	$198,984	31.8%	$182,299	36.8%	$172,801	34.3%	$187,870	41.1%	$160,567	39.2%
Multi-family	9,596	1.5	7,979	1.6	2,281	0.5	2,291	0.5	3,630	0.9
Commercial real estate	46,082	7.4	36,880	7.5	46,199	9.1	43,226	9.4	46,823	11.4
Construction and land	17,399	2.7	14,132	2.9	12,575	2.5	14,153	3.1	17,444	4.3
Total real estate loans	272,061	43.4	241,290	48.8	233,856	46.4	247,540	54.1	228,464	55.8
Consumer:
Home equity	8,845	1.4	8,741	1.8	10,085	2.0	10,367	2.3	12,412	3.0
Other consumer	7,991	1.3	6,986	1.4	9,247	1.8	11,345	2.4	9,198	2.2
Total consumer loans	16,836	2.7	15,727	3.2	19,332	3.8	21,712	4.7	21,610	5.2
Commercial business loans	6,607	1.1	5,900	1.2	8,547	1.7	13,112	2.9	5,873	1.4
Total fixed-rate loans	295,504	47.2	262,917	53.2	261,735	51.9	282,364	61.7	255,947	62.4

Adjustable-rate loans:
Real estate:
One- to four-family	109,487	17.5	74,397	15.1	69,109	13.7	59,902	13.1	54,676	13.3
Multi-family	36,529	5.8	25,107	5.1	42,819	8.5	25,637	5.6	13,545	3.3
Commercial real estate	115,100	18.4	88,743	18.0	81,829	16.2	49,830	10.9	33,142	8.1
Construction and land	32,952	5.3	4,995	1.0	7,922	1.6	1,340	0.3	5,245	1.3
Total real estate loans	294,068	47.0	193,242	39.2	201,679	40.0	136,709	29.9	106,608	26.0
Consumer:
Home equity	25,064	4.0	27,646	5.6	29,979	6.0	32,130	7.0	38,743	9.5
Other consumer	1,032	0.2	1,212	0.2	1,450	0.3	1,684	0.4	1,885	0.5
Total consumer loans	26,096	4.2	28,858	5.8	31,429	6.3	33,814	7.4	40,628	10.0
Commercial business loans	10,317	1.6	8,864	1.8	8,985	1.8	4,634	1.0	6,386	1.6
Total adjustable-rate loans	330,481	52.8	230,964	46.8	242,093	48.1	175,157	38.3	153,622	37.6

Total loans	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%	409,569	100.0%
Less:
Net deferred loan fees	1,182		840		862		622		563
(Premium) discount on purchased loans, net	(2,280)		(1,957)		(1,290)		(428)		957
Allowance for loan losses	7,239		7,111		8,072		7,974		7,390
Total loans, net	$619,844		$487,887		$496,184		$449,353		$400,659

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at June 30, 2016. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after June 30, 2017 that have fixed interest rates is $286.5 million, while the total amount of loans due after such date that have adjustable interest rates is $305.2 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$31	6.40%	$1,414	6.06%	$989	5.44%	$9,786	3.97%	$296,251	4.04%	$308,471	4.06%
Multi-family	8,384	4.12	415	3.86	119	6.61	20,721	3.80	16,486	4.57	46,125	4.14
Commercial real estate	492	5.77	3,482	5.50	21,807	4.69	132,780	4.25	2,621	3.87	161,182	4.33
Construction and land	20,610	4.64	13,960	4.48	1,159	6.23	2,263	6.59	12,359	5.25	50,351	4.87
Consumer:
Home equity	199	4.81	1,112	5.82	3,988	4.93	7,745	5.08	20,865	4.77	33,909	4.90
Other consumer	1,220	9.60	1,317	6.10	2,833	5.11	2,812	5.50	841	8.59	9,023	6.30

Commercial business loans	3,372	5.09	2,217	4.77	2,028	4.80	9,307	4.05	—	—	16,924	4.44

Total loans (2)	$34,308		$23,917		$32,923		$185,414		$349,423		$625,985
_______________
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.
(2) Excludes net deferred loan fees and discounts of $1.2 million.

Geographic Distribution of our Loans
The following table shows at June 30, 2016 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:	(Dollars in thousands)
One- to four-family	$177,491	57.5%	$75,485	24.5%	$3,312	1.1%	$256,288	83.1%	$52,183	16.9%	$308,471	49.3%
Multi-family	3,109	6.8	38,985	84.5	4,031	8.7	46,125	100.0	—	—	46,125	7.4
Commercial real estate	53,510	33.2	104,877	65.1	2,795	1.7	161,182	100.0	—	—	161,182	25.7
Construction and land	11,724	23.3	26,098	51.8	12,529	24.9	50,351	100.0	—	—	50,351	8.0
Total real estate loans	245,834	43.3	245,445	43.4	22,667	4.1	513,946	90.8	52,183	9.2	566,129	90.4

Consumer loans:
Home equity	30,640	90.3	3,145	9.3	124	0.4	33,909	100.0	—	—	33,909	5.4
Other consumer	7,416	82.2	1,240	13.7	145	1.6	8,801	97.5	222	2.5	9,023	1.5
Total consumer loans	38,056	88.7	4,385	10.2	269	0.6	42,710	99.5	222	0.5	42,932	6.9

Commercial business loans	9,160	54.1	7,764	45.9	—	—	16,924	100.0	—	—	16,924	2.7

Total loans	$293,050	46.7%	$257,594	41.2%	$22,936	3.7%	$573,580	91.6%	$52,405	8.4%	$625,985	100.0%
____________
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California, Ohio, and Oregon.

One- to Four-Family Real Estate Lending. At June 30, 2016, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $308.5 million, or 49.3%, of our gross loan portfolio, including $52.2 million, or 16.9%, of loans secured by properties outside the state of Washington, primarily in the states of California, Ohio, and Oregon. We originate both fixed and adjustable-rate loans, which can be sold in the secondary market or retained in our residential portfolio, and supplement our originations with bulk loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to secondary market standards or to other acceptable underwriting standards, which may not meet all of Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

Borrower demand for adjustable-rate mortgage loans typically increases when borrowers expect lower mortgage rates in the future. Adjustable-rate mortgage loans could increase credit risk because as interest rates rise, the borrower’s payments rise, increasing the potential for default. In addition, adjustable-rate mortgages may be offered with an initial discounted rate, which may be less than the fully indexed rate and lower than comparable fixed-rate loans, which could also contribute to a higher risk of delinquency, default and foreclosure when the interest rate and payment on the loan adjusts. To mitigate and balance this risk for both the borrower and First Federal, these loans usually contain both periodic and lifetime interest rate caps that limit the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial discount rate. We do not offer adjustable-rate mortgages with deep discount teaser rates. At June 30, 2016, the average interest rate on our adjustable-rate mortgage loans was approximately 2.5% under the fully indexed rate. As of June 30, 2016, we had $109.5 million, or 17.5%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

Residential loans are evaluated at the time they are originated using underwriting criteria that meet the Freddie Mac Loan Prospector guidelines, other than loans guaranteed by the Department of Veterans Affairs, which we began originating in July 2013. This underwriting process considers a variety of factors including, but not limited to, credit history, debt to income ratios, property type, loan to value ratio, and occupancy. For loans with over 80% loan to value ratios, we typically require private mortgage insurance, which reduces our loan to value risk exposure in the event of a default on the loan and liquidation of the collateral for repayment. Other tools we use to reduce credit risk include, but are not limited to, title insurance, hazard insurance and flood insurance as required under current regulations. Residential mortgage loans which require appraisals are appraised by independent fee appraisers approved by First Federal who submit documentation to First Federal in order to complete a formal review in conjunction with the loan approval.

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

Commercial and Multi-Family Real Estate Lending. At June 30, 2016, $161.2 million, or 25.7%, and $46.1 million, or 7.4%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At June 30, 2016, we have identified $35.8 million of our commercial real estate portfolio as owner-occupied commercial real estate, which includes properties used for the following purposes: vehicle dealerships of $9.4 million, health care of $7.9 million, manufacturing of $3.4 million, retail of $2.4 million, office buildings of $2.3 million and all other categories of $10.4 million. The remaining $171.5 million is secured by income producing, or non-owner-occupied, commercial real estate, which includes properties used for the following purposes: multi-family of $46.1 million, retail of $42.6 million, hospitality of $19.3 million, self-storage of $15.1 million, health care of $13.8 million, warehouse of $12.9 million, office buildings of $12.5 million, and all other categories of $9.1 million. Substantially all of our commercial real estate and multi-family loans are primarily secured by properties located in Washington State.

These loans are generally priced at a higher rate of interest than one- to four-family residential loans, as these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Repayment on loans secured by commercial or multi-family properties is dependent on successful management or utilization of the land and improvements by the property owner to create gross revenues and sufficient net operating income to meet the debt service requirements and provide a return to the owner. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including, but not limited to, vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, which provides us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon loans. As of June 30, 2016, we had $115.1 million in adjustable-rate commercial real estate loans and $36.5 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years. These loans generally have maturity dates between three and 10 years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, LIBOR, The Wall Street Journal prime rate, or other acceptable index. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.14% at June 30, 2016. Of all of the adjustable-rate commercial loans, 65% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 4.78% at June 30, 2016.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of the appraiser opinion of market value or determined by the income to debt service ratio, which is 1.20x for non-owner-occupied and owner-occupied properties. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list.

We require most of our commercial and multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $750,000 are reviewed at least annually along with each commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it does provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	June 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$46,125	22.3%	$33,086	20.9%	$45,100	26.0%
Retail	42,637	20.6	38,604	24.3	46,197	26.7
Hospitality	19,293	9.3	19,837	12.5	21,289	12.3
Self-storage	15,086	7.3	6,504	4.1	6,698	3.9
Warehouse	12,940	6.2	—	—	—	—
Health care	13,837	6.7	11,568	7.3	—	—
Office building	12,510	6.0	1,568	1.0	2,379	1.4
Other non-owner occupied	9,080	4.4	6,537	4.1	7,846	4.5

Total non-owner occupied	171,508	82.8	117,704	74.2	129,509	74.8

Owner occupied
Vehicle dealership	9,424	4.5	—	—	—	—
Health care	7,925	3.8	13,236	8.3	13,995	8.1
Manufacturing	3,387	1.6	1,219	0.8	2,813	1.6
Retail	2,396	1.2	3,922	2.5	13,181	7.6
Office building	2,271	1.1	2,616	1.6	2,600	1.5
Other owner-occupied	10,396	5.0	20,012	12.6	11,030	6.4

Total owner occupied	35,799	17.2	41,005	25.8	43,619	25.2

Summary by type
Multi-family	46,125	22.3	33,086	20.9	45,100	26.0
Retail	45,033	21.8	42,526	26.8	59,378	34.3
Hospitality	19,293	9.3	19,837	12.5	21,289	12.3
Self-storage	15,086	7.3	6,504	4.1	6,698	3.9
Warehouse	12,940	6.2	—	—	—	—
Health care	21,762	10.5	24,804	15.6	13,995	8.1
Office building	14,781	7.1	4,184	2.6	4,979	2.9
Vehicle dealership	9,424	4.5	—	—	—	—
Manufacturing	3,387	1.6	1,219	0.8	2,813	1.6
Other non-owner occupied	9,080	4.4	6,537	4.1	7,846	4.5
Other owner-occupied	10,396	5.0	20,012	12.6	11,030	6.4

Total multi-family and commercial real estate	$207,307	100.0%	$158,709	100.0%	$173,128	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $870,000 as of June 30, 2016. We generally target individual commercial real estate loans between $250,000 and $10.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships at June 30, 2016 consisted of a $12.7 million relationship secured primarily by a warehouse in King County, an $11.9 million relationship secured by a hotel in King County, and an $11.5 million relationship secured primarily by self-storage facilities located in King, Pierce, and Thurston counties.

Construction and Land Lending. Our construction and land loans increased $31.2 million, or 163.2%, to $50.4 million, or 8.0%, of the total loan portfolio at June 30, 2016 compared to $19.1 million at June 30, 2015. This increase over the past year reflects our strategic decision to focus on increasing construction loan origination activity as real estate values and general economic conditions in our market areas continued to improve.

First Federal offers an “all-in-one” residential adjustable-rate custom construction loan product, which upon completion of the construction phase may be placed in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office/warehouse, hotel, and office buildings. Underwriting criteria on these loans include, but are not limited to, minimum debt service coverage requirements of 1.20x or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria.

Construction loan applications require the borrower to provide architectural and working plans, a material specifications list, detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for “work in place” based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress and “work in place.” Our construction administrator reviews all construction projects, inspection reports and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

Land acquisition, development and construction loans are available on a limited basis to local contractors and developers for the purpose of holding and/or developing residential building sites and homes when market conditions warrant such activity. Land acquisition loans are secured by a first lien on the property and are generally limited to 65% of the acquisition price or the appraised value, whichever is less. Development land loans are generally limited to 75% of the discounted appraised value based on the projected lot sale absorption rate and associated carry and liquidation costs of the developed lots and homes. Underwriting criteria for acquisition and development loans include, but are not limited to, evidence of preliminary plat approval, compliance with state and Federal environmental protection and disclosure laws, engineering plans, detailed cost breakdowns and marketing plans. These loans have been limited to projects within the North Olympic Peninsula and Puget Sound region. Other risk management tools include, but are not limited to, title insurance, feasibility and market absorption reports, environmental questionnaires, and other supplementary information as may be required to determine if the project and proposed lots represent acceptable collateral for timely repayment of the loan.

The success of land acquisition, development and construction lending is largely dependent upon successful completion of the project and future sales or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, the rates of interest paid, and other factors that may affect the ability to complete the project or affect the value of the completed project, actual results may vary significantly from those estimated and can have a significant adverse impact on the value and marketability of the collateral for these types of loans.

At June 30, 2016, the average construction commitment for single family residential construction was $387,000, for multi-family construction was $6.2 million and for commercial real estate construction was $2.0 million. The largest construction commitments for multi-family and commercial real estate were $10.0 million and $11.1 million, respectively, at June 30, 2016.

Substantially all of our land acquisition, development and construction lending have adjustable rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly, as is the case for acquisition and development loans. When original interest reserves set up at origination are exhausted, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate.

In the event of default on an incomplete construction project, and because properties under construction are difficult to sell, we may advance additional funds and/or contract with another builder in order to complete construction and assume the market risk of selling the project at a future market price, at which time we may or may not fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan to value ratio of 75% for improved lands (legal access, water and power) and 50% to 65% for unimproved land. The interest rate on these loans is fixed with a 20-year amortization and a five-year term. At June 30, 2016, individual lot loans totaled $17.5 million or 2.8% of the total loan portfolio.

At the dates indicated, the composition of our construction and land portfolio was as follows:

	June 30,
	2016	2015	2014	2013
	(In thousands)

One- to four-family residential	$4,512	$2,944	$2,385	$1,020
Multi-family residential	12,301	3,358	4,363	—
Commercial real estate	18,846	894	1,474	167
Land	14,692	11,931	12,275	14,306
Total construction and land	$50,351	$19,127	$20,497	$15,493

Our construction and land loans are geographically disbursed throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects with construction loan proceeds disbursed periodically as construction progresses and as inspections by our approved third party vendor warrant.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

June 30, 2016	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,621	$5,779	$—	$12,400
Multi-family residential	—	24,823	—	24,823
Commercial real estate	2,165	15,140	11,050	28,355
Total Commitment	$8,786	$45,742	$11,050	$65,578

June 30, 2016	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Funds Disbursed
One- to four-family residential	$1,889	$2,623	$—	$4,512
Multi-family residential	—	12,301	—	12,301
Commercial real estate	1,104	7,342	10,400	18,846
Total disbursed	$2,993	$22,266	$10,400	$35,659

Undisbursed Commitment
One- to four-family residential	$4,732	$3,156	$—	$7,888
Multi-family residential	—	12,522	—	12,522
Commercial real estate	1,061	7,798	650	9,509
Total undisbursed	$5,793	$23,476	$650	$29,919

Land Funds Disbursed
One- to four-family residential	$8,009	$870	$—	$8,879
Commercial real estate	724	2,960	2,129	5,813
Total disbursed for land	$8,733	$3,830	$2,129	$14,692

June 30, 2015	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,743	$1,070	$197	$8,010
Multi-family residential	—	4,145	—	4,145
Commercial real estate	847	2,052	—	2,899
Total Commitment	$7,590	$7,267	$197	$15,054

Construction Funds Disbursed
One- to four-family residential	$2,941	$3	$—	$2,944
Multi-family residential	—	3,358	—	3,358
Commercial real estate	512	382	—	894
Total disbursed	$3,453	$5,529	$—	$7,196

Undisbursed Commitment
One- to four-family residential	$3,802	$1,067	$197	$5,066
Multi-family residential	—	787	—	787
Commercial real estate	335	1,670	—	2,005
Total undisbursed	$4,137	$3,524	$197	$7,858

Land Funds Disbursed
One- to four-family residential	$9,342	$926	$—	$10,268
Commercial real estate	40	1,623	—	1,663
Total disbursed for land	$9,382	$2,549	$—	$11,931

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles including recreational vehicles, travel trailers and motorcycles, and personal lines of credit. At June 30, 2016, home equity loans and lines of credit totaled $33.9 million, or 5.4% of the loan portfolio. Our interest rates on home equity loans are risk priced adjusted based on credit score, loan to value and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed-rate, fully-amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from five to 20 years. We also offer a home equity line of credit product, which has a five year, interest-only term with the remaining balance at the end of the term amortized over a period of 15 years, up to a maximum of $250,000 if in first lien position. Home equity fixed and line of credit products in second lien positions have a maximum loan amount of $75,000. Home equity lines of credit are tied to the prime rate during the interest-only period. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not have private mortgage insurance coverage.

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

We currently make indirect auto loans by partnering with auto dealerships throughout our market areas using a third party service provider that facilitates the underwriting and origination of these loans based on our underwriting and pricing criteria. We contracted directly with local auto dealerships prior to the implementation of the current program. At June 30, 2016, auto loans totaled $5.3 million, of which $2.2 million were originated through one of our local dealer programs. We have also used an Internet-based origination service that was terminated in 2015, and at June 30, 2016, we had $202,000 and $366,000 of auto loans to borrowers located outside and inside the state of Washington, respectively, that were originated through this service.

Consumer loans represent additional and unique underwriting risks because of the mobility and rapidly depreciating nature of consumer assets such as automobiles, RVs, boats and trailers in contrast to real estate based collateral. If a borrower defaults, repossession and liquidation of the collateral may not provide sufficient sales proceeds to satisfy the outstanding loan balance. Many factors account for potential loan losses on consumer loans, a number of which are largely outside the control of the lender and include deferred maintenance, damages, depreciation and borrowers who relocate to other states. While subsequent legal actions and judgments against defaulted borrowers may be appropriate, such collection efforts and costs may not always be warranted and are evaluated after determining the cost of such collection efforts and the probability of any future loan recovery. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Commercial Business Lending. As of June 30, 2016, commercial business loans totaled $16.9 million, or 2.7%, of our loan portfolio. These loans are primarily originated as loans to business borrowers, which include lines of credit, term loans, and letters of credit. These loans are typically secured by business assets and are used for general business purposes, including seasonal and permanent working capital, equipment financing, capital, and general investments. In general, loan terms vary from one to seven years with floating rates indexed to LIBOR, The Wall Street Journal prime rate or other acceptable indices depending on prevailing economic and market conditions. A typical requirement for us to extend business credit is for the borrower to have a business deposit relationship with us which, in most cases, includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small-to-medium sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loans and the adequacy of the borrower’s capital, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows, as well as the collateral pledged as security is also an important aspect of our credit analysis. We generally obtain personal guarantees on our commercial business loans.

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

Loan Solicitation and Processing. Our loan originations are obtained from a variety of sources, including existing or walk-in customers, business development by our relationship managers (“RMs”), and referrals from our directors, business owners, investors, entrepreneurs, builders, realtors, existing customers and other professional third parties, including brokers. Loan originations are further supported by lending services offered through our Internet website, direct mail, advertising, cross-selling, employees’ community service and in the case of auto loans, by partnering with auto dealerships throughout our market areas using a third party service provider. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are processed by the RMs, RM assistants, and credit underwriters with formalized credit presentations submitted to our senior loan committee, and/or management possessing the appropriate lending authority, for approval. The senior loan committee consists of the president/chief executive officer, chief financial officer, chief credit officer, chief banking officer, director of lending, commercial credit administrator, and mortgage and consumer credit manager. Exceptions to our loan policies are fully disclosed to the approving authority, either the individual or senior loan committee, prior to commitment. Exceptions are reported to the board of directors monthly. During the years ended June 30, 2016 and 2015, there were eight exceptions and twenty-seven exceptions, respectively.

Lending Authority. Under our current policy, our board of directors has delegated loan approval authority as follows: Overdrafts may be approved by our chief credit officer up to $250,000 and select named positions up to $25,000. The chief credit officer along with an underwriter or the mortgage and consumer credit manager can approve mortgage loans up to $500,000. Mortgage loans in amounts over $500,000 up to $2.9 million require the approval of the senior loan committee. At June 30, 2016, any loan or relationship in excess of $5.0 million required the approval of the board loan asset/quality committee. The lending limit requiring board loan approval was increased to $6.0 million with a corresponding lending authority change of up to $5.9 million from $4.9 million for the senior loan committee.

Commercial loan approvals require two or more signatures from Credit Administration, Production Administration, and/or Executive Administration personnel. The chief credit officer and the commercial credit administrator are authorized individually to approve commercial loan relationships up to $1.0 million and $500,000, respectively. The chief banking officer or director of lending are authorized individually to approve commercial loan~~s~~ relationships up to $500,000, and the chief executive officer or chief financial officer are authorized individually to approve commercial loans up to $250,000. Approval is required from two of the three levels, regardless of the loan relationship amount, and their approval authorities can be aggregated not to exceed $1.8 million. The approval of any commercial loan relationship in excess of the aggregate approval authority and up to $5.9 million requires the approval of the two officers stated above with further approval required from the Bank's senior loan committee. Commercial loan relationships of $6.0 million or more require approval by the senior loan committee and then the majority of the board loan committee. In certain circumstances, the chief credit officer, individually, or the commercial credit administrator and the chief banking officer together, may approve Automated Clearing House and Remote Deposit Capture transactions up to any amount. In addition, where there is an existing relationship with a commercial borrower with loans outstanding in excess of $6.0 million, the board loan committee has authorized the senior loan committee to approve additional commercial loans to this borrower in excess of $6.0 million, so long as the total amount of these additional loans does not exceed $750,000.

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

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $28.0 million at June 30, 2016. As of July 26, 2016, First Federal elected to restrict its loans to one borrower to no more than 18% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the board loan/asset quality committee as an exception to policy. At June 30, 2016, 18% of First Federal’s unimpaired capital was $22.6 million, and under this policy, loans to one borrower would have been $18.0 million. The following table provides a summary of our five largest relationships at June 30, 2016.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$12,695	1	Commercial Real Estate
11,862	4	Commercial Real Estate
11,482	3	Commercial Real Estate
11,304	5	Multi-family Real Estate
11,069	5	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan products. We also purchase whole and participation loans on a servicing retained or released basis, including loans that may be located outside our primary market areas. Our ability to originate sufficient loan volume to meet our asset and liability management objectives is limited within our historical market as a result of consumer demand, population demographics, and economic conditions. We, like many other financial institutions, may experience significant prepayments on loans due to prevailing economic conditions and low interest rates. In periods of economic uncertainty, the ability of financial institutions, including us, to originate real estate loans is substantially reduced, which results in a decrease in interest income. During the years ended June 30, 2016, 2015 and 2014, our total originations were $217.0 million, $105.0 million and $113.3 million, respectively.

The North Olympic Peninsula region, which represents a substantial concentration of depositors and borrowers, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, we originate and purchase loans outside of these areas in the counties surrounding the Puget Sound and elsewhere, and we may purchase loans with different credit and underwriting criteria than those we originate organically.

During the years ended June 30, 2016, 2015 and 2014 we purchased $59.2 million, $26.1 million and $39.9 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in Washington and California. We have also participated with other lenders on commercial real estate loans located in Washington. Purchased loans, loan pools, and participations are underwritten by our credit administration department, evaluated for credit risk, and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. For more information see Item 1.A. Risk Factors -“Slower growth in our primary market area has led us to originate and purchase loans outside of our market area which could affect the level of our nonperforming loans.”

We actively sell residential first mortgage loans in the secondary market, and we currently service all loans sold but have, in the past, also sold loans with the servicing released. The majority of all residential mortgages we originate are fixed-rate mortgages, which we may sell to the secondary market at the time of origination to improve our interest rate risk or selectively add to our loan portfolio in an effort to enhance our net interest income. During the years ended June 30, 2016, 2015 and 2014, we sold $7.8 million, $22.5 million and $28.8 million of residential mortgage loans, respectively. Our secondary market relationship is primarily with Freddie Mac, and we receive a servicing fee on loans sold when the servicing is retained by us. Loans in general are sold on a non-recourse basis, whenever possible, subject to a provision for repurchase upon breach of representation, warranty or covenant. Sales of real estate loans through secondary market conduits can be beneficial to us since these sales generate income at the time of sale, produce future servicing income, provide funds for additional lending, and assist us in managing our interest rate risk. Gains, losses and transfer fees on sales of one- to four-family loans and participations are recognized at the time of the sale. Our net gain on sales of residential loans was $234,000, $548,000 and $762,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

At June 30, 2016, we were servicing $187.7 million of residential mortgage loans for Freddie Mac and other secondary market purchasers. We earned mortgage servicing income of $502,000, $561,000, and $606,000 for the years ended June 30, 2016, 2015 and 2014, respectively, and mortgage servicing rights for these loans had a fair value at June 30, 2016, of $1.7 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

During fiscal 2008, we sold loans with “life of the loan” recourse provisions to Freddie Mac, requiring us to repurchase the loan if it defaults. Additionally, beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions. The balance of loans serviced for others with life of the loan recourse provisions was $7.2 million at June 30, 2016. Two loans were repurchased during the year ended June 30, 2016 for $151,000, two loans were repurchased during the year ended June 30, 2015 for $335,000 and one loan was repurchased during the year ended June 30, 2014 for $239,000.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$50,229	$56,694	$36,413
Multi-family	—	—	132
Commercial real estate	16,713	—	3,745
Construction and land	11,997	8,204	1,103
Home equity	2,193	798	1,489
Other consumer	4,133	1,609	2,127
Commercial business	3,413	1,148	1,271
Total fixed-rate	88,678	68,453	46,280
Adjustable-rate:
One- to four-family	1,095	3,276	3,263
Multi-family	13,882	—	—
Commercial real estate	54,139	20,151	49,180
Construction and land	49,818	8,461	5,328
Home equity	4,987	1,931	1,221
Other consumer	23	9	3
Commercial business	4,399	2,675	8,053
Total adjustable-rate	128,343	36,503	67,048
Total loans originated	217,021	104,956	113,328

Purchases by type:
One- to four-family	55,143	26,078	18,477
Multi-family	74	21	20,463
Commercial real estate	—	—	993
Multi-family construction	3,986	—	—
Total loans purchased	59,203	26,099	39,933
Sales and Repayments:
One- to four-family loans sold	7,763	22,540	28,769
Commercial real estate loans sold	1,500	—	5,865
Total loans sold	9,263	22,540	34,634
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	134,857	118,462	72,320
Total reductions	144,120	141,002	106,954
Net loan activity	$132,104	$(9,947)	$46,307

Loan Origination and Other Fees. Loan origination fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $1.2 million, $840,000 and $862,000 of net deferred loan fees at June 30, 2016, 2015 and 2014, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

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

We generally assess late fees or penalty charges on delinquent loans of five percent of the monthly payment amount due. Substantially all first lien residential fixed-rate and adjustable-rate mortgage loan payments are due on the first day of the month with a 15-day grace period following the due date, after which time we institute collection procedures including a mailed first notice of delinquency and late charge and efforts to contact the borrower by telephone. Attempts to contact the borrower to establish a cause of the default and assess the borrower's willingness and ability to repay the debt continue until the 90th day, after which time if we have not been able to reach a mutually satisfactory arrangement for curing the default with the borrower, we will pursue all permissible remedies according to the terms of the security instruments and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

The following table shows our delinquent loans by type of loan and number of days delinquent as of June 30, 2016.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$88	—%	5	$466	0.2%	6	$554	0.2%
Construction and land	—	—	—	1	46	0.1	1	46	0.1
Total real estate loans	1	88	—	6	512	0.1	7	600	0.1

Consumer loans:
Home equity	—	—	—	1	2	—	1	2	—
Other	1	—	—	2	—	—	3	—	—
Total consumer loans	1	—	—	3	2	—	4	2	—
Total loans	2	$88	—%	9	$514	0.1%	11	$602	0.1%

At June 30, 2016, our total loan delinquencies of 60 days or more were $602,000, or 0.1% of our total loan portfolio, compared to $2.3 million, or 0.5%, and $2.6 million, or 0.5%, at June 30, 2015 and 2014, respectively. Delinquent loans, not including nonperforming and impaired loans, were $0, $479,000 and $489,000 at June 30, 2016, 2015 and 2014, respectively.

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings. The troubled debt restructurings include nonperforming and performing loans. Nonperforming assets include all nonperforming loans as well as real estate owned and repossessed assets. Nonperforming assets as a percent of total assets was 0.3% at June 30, 2016, compared to 0.7% and 0.9% at June 30, 2015 and 2014, respectively. At each of the dates indicated, there were no loans delinquent more than 90 days that were accruing interest.

	June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$2,413	$4,232	$3,543	$5,643	$5,410
Commercial real estate	474	147	1,913	2,823	3,626
Construction and land	91	159	127	236	132
Total real estate loans	2,978	4,538	5,583	8,702	9,168
Consumer loans:
Home equity	167	181	340	1,062	882
Other	112	164	41	100	102
Total consumer loans	279	345	381	1,162	984
Total nonaccruing loans	3,257	4,883	5,964	9,864	10,152

Real estate owned:
One- to four-family	—	493	524	1,920	2,546
Commercial real estate	—	1,368	—	195	41
Construction and land	22	—	220	119	233
Total real estate loans	22	1,861	744	2,234	2,820
Home equity	—	—	—	—	—
Total real estate owned	22	1,861	744	2,234	2,820

Repossessed automobiles and recreational vehicles	59	53	66	31	45

Total nonperforming assets	$3,338	$6,797	$6,774	$12,129	$13,017

TDR loans:
One- to four-family	$4,285	$4,923	$5,939	$6,318	$4,946
Multi-family	122	629	728	280	287
Commercial real estate	1,314	1,363	4,456	4,701	2,894
Construction and land	—	—	—	—	—
Total real estate loans	5,721	6,915	11,123	11,299	8,127
Home equity	464	428	615	740	742
Other consumer	—	—	0	2	30
Commercial business	360	403	426	308	—
Total restructured loans	$6,545	$7,746	$12,164	$12,349	$8,899

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.5%	1.0%	1.2%	2.2%	2.5%
Nonperforming TDR loans included in total nonaccruing loans and total restructured loans above	$944	$2,070	$3,536	$5,263	$4,107
For the years ended June 30, 2016 and 2015, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $306,000 and $184,000, respectively. The amount that was included in interest income on a cash basis on nonaccruing loans was $75,000, $178,000 and $167,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of June 30, 2016 there were 47 accruing loans totaling $4.1 million with respect to which known information about the possible credit problems of the borrowers have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of foreclosure, deed in lieu, or non-merger deed in lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed collateral, including automobiles, are also recorded at the lower of cost or fair market value. As of June 30, 2016, First Federal had one property in real estate owned with a book value of $22,000 and one personal property owned with a book value of $59,000. Our real estate owned property is located in Washington State, listed with a real estate broker for sale, included in the multiple listing service, and actively being marketed.

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

As of June 30, 2016, we had 52 loans with an aggregate principal balance of $6.5 million which we have identified as TDR loans, of which $5.6 million were performing in accordance with their revised payment terms and on accrual status. As of June 30, 2016, there were $944,000 of TDR loans on nonaccrual and whose accrual status continues to be evaluated by management. Included in the allowance for loan losses at June 30, 2016 was a reserve of $267,000 related to TDR loans. Nonaccruing TDR loans are classified as substandard, and accruing TDR loans may be classified special mention or pass in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

In accordance with Accounting Standards Codification ("ASC") 310 and ASC 450, when we classify problem assets as substandard, doubtful, and loss, we may conduct individual loan and collateral analysis to establish a specific loan loss allowance in an amount we deem prudent, based on the unique circumstances of each loan. Our Credit Administration and certain other members of senior management review the analysis and approve the specific loan loss allowance for these loans.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. On the basis of our review, as of June 30, 2016, 2015 and 2014, we had classified loans of $4.6 million, $9.9 million, and $13.9 million, respectively. In addition, at June 30, 2016 we had $2.8 million of special mention loans. At June 30, 2016, classified assets represented 2.4% of equity capital and 0.5% of assets. The decrease in classified assets during the year ended June 30, 2016 was mainly attributable to the borrowers' improved financial condition as well as their ability to sell the underlying collateral securing these loans and repay our loan with the sales proceeds.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	June 30,
	2016	2015	2014
	(In thousands)
Loans:
Substandard loans	$4,569	$9,851	$13,943
Doubtful loans	—	—	—
Loss loans	—	—	—
Total classified loans	4,569	9,851	13,943

Securities:
Substandard	—	—	—

Total classified securities	—	—	—

Total classified assets	$4,569	$9,851	$13,943

The following table shows at June 30, 2016, the geographic distribution of our classified assets in dollar amounts and percentages.

	North Olympic Peninsula		Puget Sound Region		Other Washington		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
					(Dollars in thousands)
Real estate loans:
One- to four-family	$2,233	1.3%	$111	0.1%	$157	4.7%	$2,501	1.0%	$662	1.3%	$3,163	1.0%
Commercial real estate	558	1.0	—	—	—	—	558	0.3	—	—	558	0.3
Construction and land	162	1.4	—	—	—	—	162	0.3	—	—	162	0.3
Total real estate loans	2,953	1.2	111	—	157	0.7	3,221	0.6	662	1.3	3,883	0.7

Consumer loans:
Home equity	499	1.6	39	1.2	—	—	538	1.6	—	—	538	1.6
Other consumer	114	1.5	—	—	4	2.8	118	1.3	—	—	118	1.3
Total consumer loans	613	1.6	39	0.9	4	1.5	656	1.5	—	—	656	1.5

Commercial business loans	30	0.3	—	—	—	—	30	0.2	—	—	30	0.2

Total loans	$3,596	1.2%	$150	0.1%	$161	0.7%	$3,907	0.7%	$662	1.3%	$4,569	0.7%

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the total loan portfolio. Monthly, our chief credit officer prepares a report of the allowance for loan losses and establishes the provision for credit losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. This allowance for loan losses report is reviewed monthly by our Asset Quality Committee consisting of the chief credit officer, chief banking officer, chief financial officer and chief executive officer. The qualitative factors, which have an impact on the allowance for loan losses, are approved by Management on a quarterly basis. Quarterly, the allowance for loan losses with the adjusted qualitative factors is reviewed by the board of director's board loan/asset quality committee and presented for approval to the full board of directors. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of actual loan charge-offs, net of recoveries.

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

The allowance for loan losses was $7.2 million, or 1.2% of total loans, at June 30, 2016, compared to $7.1 million, or 1.4% of total loans, and $8.1 million, or 1.6% of total loans, at June 30, 2015 and 2014, respectively. Fluctuations in the allowance for loan losses are the result of changes in asset quality reflected in our delinquent, nonperforming, and classified loans and amount of loan charge-offs, together with our recognition of qualitative factors and changes in the balance and mix of loans in the portfolio. First Federal uses a three year loss history as part of its allowance for loan losses methodology, and management continually monitors local, regional, and national economic trends.

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of June 30, 2016, we had impaired loans of $9.1 million, compared to $10.8 million and $14.7 million at June 30, 2015 and 2014, respectively.

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

Management believes that our allowance for loan losses as of June 30, 2016, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	June 30,
	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$2,992	49.3%	$3,143	52.0%	$3,408	48.1%	$3,667	54.2%	$3,464	52.6%
Multi-family	341	7.4	251	6.7	475	8.9	230	6.1	78	4.2
Commercial real estate	1,268	25.7	998	25.4	1,491	25.4	1,321	20.3	876	19.5
Construction and land	599	8.0	336	3.8	397	4.1	297	3.4	230	5.5
Home equity	833	5.4	1,052	7.4	1,289	7.9	1,562	9.3	1,773	12.5
Other consumer	310	1.5	321	1.7	389	2.1	453	2.8	395	2.7
Commercial business	335	2.7	251	3.0	388	3.5	223	3.9	574	3.0
Unallocated	561	—	759	—	235	—	221	—	—	—
Total	$7,239	100.0%	$7,111	100.0%	$8,072	100.0%	$7,974	100.0%	$7,390	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$7,111	$8,072	$7,974	$7,390	$4,728
Charge-offs:
One- to four-family	(75)	(430)	(662)	(548)	(2,482)
Commercial real estate	(18)	—	(125)	—	(577)
Construction and land	(17)	(49)	(35)	(222)	(314)
Home equity	(77)	(325)	(434)	(463)	(1,465)
Other consumer	(172)	(178)	(181)	(169)	(301)
Commercial business	(7)	(177)	(10)	—	(364)
Total charge-offs	(366)	(1,159)	(1,447)	(1,402)	(5,503)

Recoveries:
One- to four-family	64	84	92	180	95
Commercial real estate	—	—	—	269	—
Construction and land	33	17	2	—	—
Home equity	63	48	86	27	7
Other consumer	59	46	42	106	47
Commercial business	42	3	16	28	46
Total recoveries	261	198	238	610	195

Net charge-offs	(105)	(961)	(1,209)	(792)	(5,308)
Provision for loan losses	233	—	1,307	1,376	7,970
Balance at end of period	$7,239	$7,111	$8,072	$7,974	$7,390

Net charge-offs as a percentage of average loans outstanding	—%	0.2%	0.3%	0.2%	1.3%

Net charge-offs as a percentage of average nonperforming assets	2.3%	14.0%	13.0%	6.2%	36.0%

Allowance as a percentage of nonperforming loans	222.3%	145.6%	135.3%	80.8%	72.8%

Allowance as a percentage of total loans	1.2%	1.4%	1.6%	1.7%	1.8%

Average consolidated loans, net	$536,706	$491,497	$474,222	$423,294	$412,262
Average total loans	$542,855	$498,227	$482,276	$432,431	$418,954

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

Securities. Total investment securities decreased $36.7 million, or 10.2%, to $323.9 million at June 30, 2016, from $360.6 million at June 30, 2015, as we continued to use cash flows from sales, calls, and normal amortization and prepayment activity of investment securities to fund loan growth. At June 30, 2016, U.S. government agency issued mortgage-backed securities ("MBS agency") still comprised the largest portion of our investment portfolio at 56.4%, followed by corporate issued mortgage-backed securities ("MBS corporate") at 12.7%, municipal bonds at 11.6%, corporate issued asset-backed securities ("ABS corporate") at 9.1%, U.S. Treasury and government agency issued bonds ("Agency bonds") at 4.6%, U.S. Small Business Administration securities ("SBA") at 3.1%, and U.S. government agency issued asset-backed securities ("ABS agency") at 2.4%. MBS agency securities also comprised the largest change in the investment portfolio, decreasing $39.6 million during the year, followed by decreases in SBA securities of $25.2 million, Agency bonds of $8.7 million, ABS agency of $1.3 million, and ABS corporate of $253,000, partially offset by an increase in municipal bonds of $5.2 million. The estimated average life of the total investment securities portfolio was 4.2 years at June 30, 2016 and 4.7 years at June 30, 2015.

The issuers of MBS agency securities held in our portfolio, which include Fannie Mae, Freddie Mac, and Ginnie Mae, and certain issuers of agency bonds held in our portfolio, which include the U.S. Treasury, FHLB, and Fannie Mae, as well as the U.S. Small Business Administration, guarantee the timely principal and interest payments in the event of default. ABS agency bonds held in our portfolio also include securities issued by Sallie Mae Student Loan Trust and CIT Education Loan Trust, which are backed by student loans in a subordinate tranche where payment is not guaranteed by the issuer. The underlying student loans are reinsured by the U.S. Department of Education, which mitigates a significant portion of their risk of loss. Municipal bonds consist of a mix of taxable and non-taxable, revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. The state of the issuers of our municipal bonds, in which we hold more than 10% of our municipal bond portfolio at June 30, 2016, include Washington state at 23.5%, New York at 21.6%, Florida at 12.1%, and Michigan at 11.1%. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

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

As a member of the FHLB, we had an average balance of $4.6 million in stock of the FHLB for the year ended June 30, 2016. We received $104,000, $12,000, and $10,000 in dividends from the FHLB during the years ended June 30, 2016, 2015, and 2014, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At June 30, 2016, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	June 30,
	2016		2015		2014
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$21,609	$23,179	$17,387	$17,274	$7,418	$7,525
U.S. Treasury and government agency issued bonds (Agency bonds)	15,036	15,048	23,948	23,774	—	—
U.S. government agency issued asset-backed securities (ABS agency)	8,751	7,935	9,647	9,201	10,585	10,140
Corporate issued asset-backed securities (ABS corporate)	29,690	29,381	29,634	29,634	—	—
U.S. Small Business Administration securities (SBA)	9,335	9,501	33,955	34,328	28,355	28,944
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	139,449	141,649	175,239	176,877	130,654	132,363
Corporate issued mortgage-backed securities (MBS corporate)	41,164	41,164	8,147	7,952	—	—
Total available for sale	265,034	267,857	297,957	299,040	177,012	178,972

FHLB stock	—	—	—	—	5,166	5,166

Securities held to maturity:
Municipal bonds	14,425	15,058	15,149	15,553	15,826	16,007
SBA	497	498	875	877	1,080	1,083
Mortgage-backed:
MBS agency	41,116	43,372	45,500	46,080	36,338	36,892
Total held to maturity	56,038	58,928	61,524	62,510	53,244	53,982

FHLB stock	4,403	4,403	4,807	4,807	4,881	4,881

Total securities	$325,475	$331,188	$364,288	$366,357	$240,303	$243,001

Maturity of Securities. The composition and contractual maturities of our investment portfolio at June 30, 2016 and June 30, 2015, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	June 30, 2016
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,294	2.27%	$1,939	3.13%	$15,376	3.21%	$21,609	3.02%	$23,179
Agency bonds	—	—	10,036	1.18	—	—	5,000	—	15,036	0.79	15,048
ABS agency	—	—	—	—	—	—	8,751	2.05	8,751	2.05	7,935
ABS corporate	—	—	—	—	11,934	2.85	17,756	2.83	29,690	2.84	29,381
SBA	—	—	—	—	5,017	2.27	4,318	2.29	9,335	2.28	9,501
Mortgage-backed:
MBS agency	—	—	—	—	18,089	2.22	121,360	1.87	139,449	1.91	141,649
MBS corporate	—	—	—	—	—	—	41,164	3.17	41,164	3.17	41,164
Total available for sale	—	—	14,330	1.51	36,979	2.48	213,725	2.27	265,034	2.26	267,857

Securities held to maturity:
Municipal bonds	—	—	—	—	9,392	2.24	5,033	2.75	14,425	2.42	15,058
SBA	—	—	—	—	319	0.97	178	1.13	497	1.03	498
Mortgage-backed:
MBS agency	—	—	2,263	2.46	3,701	1.53	35,152	3.08	41,116	2.91	43,372
Total held to maturity	—	—	2,263	2.46	13,412	2.01	40,363	3.03	56,038	2.76	58,928

Total securities	$—	—%	$16,593	1.63%	$50,391	2.35%	$254,088	2.39%	$321,072	2.34%	$326,785

	June 30, 2015
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$—	—%	$1,950	3.13%	$15,437	2.66%	$17,387	2.71%	$17,274
Agency bonds	1,008	0.15	10,966	1.49	11,974	2.23	—	—	23,948	1.81	23,774
ABS agency	—	—	—	—	—	—	9,647	1.73	9,647	1.73	9,201
ABS corporate	—	—	—	—	4,927	2.49	24,707	2.98	29,634	2.90	29,634
SBA	—	—	—	—	9,985	2.03	23,970	1.76	33,955	1.84	34,328
Mortgage-backed:
MBS agency	—	—	—	—	5,912	2.58	169,327	2.09	175,239	2.11	176,877
MBS corporate	—	—	—	—	—	—	8,147	2.88	8,147	2.88	7,952
Total available for sale	1,008	0.15	10,966	1.49	34,748	2.32	251,235	2.19	297,957	2.18	299,040

Securities held to maturity:
Municipal bonds	260	3.78	165	3.91	9,586	2.24	5,138	2.75	15,149	2.46	15,553
SBA	—	—	—	—	334	0.72	541	0.71	875	0.71	877
Mortgage-backed:
MBS agency	32	4.17	1	1.48	6,207	2.06	39,260	3.00	45,500	2.87	46,080
Total held to maturity	292	3.83	166	3.90	16,127	2.14	44,939	2.94	61,524	2.74	62,510

Total securities	$1,300	0.98%	$11,132	1.53%	$50,875	2.26%	$296,174	2.31%	$359,481	2.27%	$361,550

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired or OTTI. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million. At June 30, 2015, there were 54 investment securities with $2.1 million of unrealized losses and a fair value of approximately $157.7 million.

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

Our deposit composition reflects a mixture with certificates of deposit accounting for 22.0% of the total deposits at June 30, 2016, and interest and noninterest-bearing checking, savings and money market accounts comprising the balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. We did not have any brokered deposits at June 30, 2016.

Deposits. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative sources.

Deposit Activity. The following table sets forth our total deposit activities for the periods indicated.

	Year Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
Beginning balance	$647,164	$600,399	$595,044
Net deposits	73,954	45,096	3,818
Interest credited	2,169	1,669	1,537
Ending balance	$723,287	$647,164	$600,399

Net increase	$76,123	$46,765	$5,355

Percent increase	11.8%	7.8%	0.9%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	June 30,
	2016		2015		2014
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$103,456	14.3%	$107,748	16.6%	$103,467	17.2%
Noninterest-bearing transaction	109,986	15.2	76,142	11.8	69,241	11.5
Savings accounts	91,656	12.7	88,129	13.6	84,394	14.1
Money market accounts	259,076	35.8	227,217	35.1	209,605	34.9

Total transaction and savings deposits	564,174	78.0	499,236	77.1	466,707	77.7

Certificates:
0.00 – 0.99%	60,778	8.4	75,040	11.6	91,023	15.2
1.00 – 1.99%	97,700	13.5	67,200	10.4	32,539	5.4
2.00 – 2.99%	635	0.1	5,683	0.9	8,844	1.5
3.00 – 3.99%	—	—	—	—	902	0.2
4.00 – 4.99%	—	—	5	—	197	—
5.00 and over	—	—	—	—	187	—

Total certificates	159,113	22.0	147,928	22.9	133,692	22.3

Total deposits	$723,287	100.0%	$647,164	100.0%	$600,399	100.0%

Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by First Federal at the dates indicated.

	June 30,
	2016			2015			2014			2013			2012
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$91,656	12.7%	$3,527	$88,129	13.7%	$3,735	$84,394	14.0%	$1,511	$82,883	13.9%	$4,876	$78,007	13.4%	$4,075
Transaction accounts	213,442	29.5	29,552	183,890	28.4	11,182	172,708	28.8	11,751	160,957	27.1	18,340	142,617	24.5	15,516
Money-market accounts	259,076	35.8	31,859	227,217	35.1	17,612	209,605	34.9	10,831	198,774	33.4	5,927	192,847	33.1	23,082
Fixed-rate certificates which mature in the year ending :
Within 1 year	61,903	8.5	(9,571)	71,474	11.0	2,486	68,988	11.5	(25,395)	94,383	15.9	(15,492)	109,875	18.8	(22,603)
After 1 year but within 2 years	45,368	6.3	12,032	33,336	5.2	2,228	31,108	5.2	5,425	25,683	4.3	(7,769)	33,452	5.7	(1,059)
After 2 years but within 5 years	51,753	7.2	8,841	42,912	6.6	9,445	33,467	5.6	1,198	32,269	5.4	6,033	26,236	4.5	2,102
Certificates maturing thereafter	89	—	(117)	206	—	77	129	—	34	95	—	(109)	204	—	(273)
Total	$723,287	100.0%	$76,123	$647,164	100.0%	$46,765	$600,399	100.0%	$5,355	$595,044	100.0%	$11,806	$583,238	100.0%	$20,840

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at June 30, 2016.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in thousands)

September 30, 2016	$19,165	$7,799	$625	$27,589	17.4%
December 31, 2016	10,404	1,485	10	11,899	7.5
March 31, 2017	9,132	1,759	—	10,891	6.8
June 30, 2017	5,191	6,333	—	11,524	7.2
September 30, 2017	3,083	2,533	—	5,616	3.5
December 31, 2017	1,634	6,849	—	8,483	5.3
March 31, 2018	4,419	12,020	—	16,439	10.3
June 30, 2018	4,796	10,034	—	14,830	9.3
September 30, 2018	651	3,556	—	4,207	2.7
December 31, 2018	292	3,931	—	4,223	2.7
March 31, 2019	1,615	13,815	—	15,430	9.7
June 30, 2019	396	5,913	—	6,309	4.0
Thereafter	—	21,673	—	21,673	13.6

Total	$60,778	$97,700	$635	$159,113	100.0%

Percent of total	38.2%	61.4%	0.4%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2016. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$10,698	$6,425	$10,205	$34,589	$61,917
Certificates of deposit of $100,000 or more	16,891	5,474	12,210	62,621	97,196

Total certificates	$27,589	$11,899	$22,415	$97,210	$159,113

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of June 30, 2016, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. Although customer deposits are the primary source of funds for our lending and investment activities, we have used advances from the FHLB, including short-term overnight advances and longer term advances, to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements, and to provide longer-term funding to better match the duration of selected loan and investment maturities.

Depending upon the retail banking activity and the availability of excess post-conversion capital that may be provided to us, we will consider and may undertake additional leverage strategies within applicable regulatory requirements or restrictions. These borrowings would be expected to primarily consist of FHLB advances.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB and at June 30, 2016 had pledged loan and security collateral to support a borrowing capacity of $214.1 million. At that date outstanding advances from the FHLB totaled $80.7 million leaving a remaining borrowing capacity of $133.4 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	June 30,
	2016	2015	2014
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$89,924	$89,924	$99,924
FHLB overnight borrowings	50,233	1,000	31,000
Craft3 Promissory Note	—	109	109

Average balances:
FHLB long-term advances	$75,808	$89,924	$96,591
FHLB overnight borrowings	11,200	83	7,967
Craft3 Promissory Note	—	109	109

Weighted average interest rate:
FHLB long-term advances	2.84%	3.24%	3.26%
FHLB overnight borrowings	0.35	0.29	0.29
Craft3 Promissory Note	—	4.50	4.50

Balance outstanding at end of period:
FHLB long-term advances	$60,000	$89,924	$89,924
FHLB overnight borrowings	20,672	—	15,100
Craft3 Promissory Note	—	109	109
Total borrowings	$80,672	$90,033	$105,133

Weighted average interest rate at end of period:
FHLB long-term advances	3.52%	3.24%	3.24%
FHLB overnight borrowings	0.42	0.29	0.30
Craft3 Promissory Note	—	4.50	4.50

Subsidiary and Other Activities

First Federal had one wholly-owned subsidiary, North Olympic Peninsula Services, Inc. (“NOPS”), which had been inactive for approximately ten years prior to its dissolution by First Federal during the fiscal year 2016. In 2008, First Federal partnered with Craft3, Inc., a Washington nonprofit corporation, to form two limited liability companies for the purpose of participating in the new markets tax credit program (“NMTC”). The Craft3 partnership was also dissolved in fiscal 2016 after the expiration of our participation in the NMTC program in June 2015.

Competition

We face competition in originating loans. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending, including our indirect lending. Commercial business competition is primarily from commercial banks, some of which have a nationwide presence. We compete by delivering high-quality, personal service to our customers that result in a high level of customer satisfaction.

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

Employees

At June 30, 2016, we had 178 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years (ages are presented as of June 30, 2016):

Laurence J. Hueth, age 53, is President and Chief Executive Officer of the Company and First Federal, positions he has held since March 2013 after serving in an interim capacity following management changes in December 2012. He has served on the First Federal Board of Directors since 2010. Mr. Hueth joined First Federal in 2008 and was promoted to Senior Vice President, Chief Financial Officer in March 2009. He assumed responsibility for operational and risk areas, serving as Chief Operating Officer from 2011 to 2012. Mr. Hueth has over 31 years of progressive responsibility in finance and risk management areas within the banking industry. Prior to joining First Federal, Mr. Hueth was employed for 15 years at PFF Bank & Trust located in Pomona, California where he held positions in finance, treasury and risk management, including serving as Vice President, Operational Risk Manager and Bank Treasurer from 2005 until November 2008. Mr. Hueth is active with numerous charitable and civic organizations in Clallam and Jefferson counties.

Regina M. Wood, age 45, is Executive Vice President and Chief Financial Officer of the Company and First Federal positions she has held since March 2013. Prior to that, she served as interim Chief Financial Officer and Vice President of First Federal from December 2012 through March 2013 and Vice President, Controller of First Federal from August 2006 to December 2012. Ms. Wood was the Controller of the Central Washington Grain Growers, Inc. from 2002 to 2006 and Assistant Controller from 1999 to 2002. Ms. Wood is a certified public accountant licensed in the state of Washington.

Jeffrey S. Davis, age 50, is Executive Vice President and Chief Operating Officer of First Federal, a position he has held since February 25, 2015, after serving as Senior Vice President and Bank Operations Officer of First Federal since his employment on September 1, 2014. Prior to joining First Federal, Mr. Davis had been employed since 2007 by First Merchants Corporation, Muncie, Indiana, and served in various capacities, most recently serving as Senior Vice President - Director of Retail Administration & Product Management since 2010. Prior to that, he served as First Vice President - Transaction Services of First Merchants Corporation from 2007 until 2010.

Christopher A. Donohue, age 60, is Executive Vice President and Chief Credit Officer of First Federal, a position he has held since April 2013. Prior to joining First Federal, Mr. Donohue worked at the Bank of Nevada from August 2012 as a Vice President-Senior Assets Officer. He worked from September 2010 to September 2011 with the Bank of George as a Senior Vice President and Credit Administrator. Prior to working with the Bank of George, Mr. Donohue worked for five years with SouthwestUSA Bank, attaining the position in 2007 of Executive Vice President and Chief Credit Officer, until its FDIC receivership in 2010. These banks are or were located in Las Vegas, Nevada.

Kelly A. Liske, age 39, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011.

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

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rule-making by the federal banking agencies, and their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for First Northwest Bancorp, First Federal and the financial services industry more generally.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2016, were $424,000.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of common equity capital is 5% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At June 30, 2016, First Federal was categorized as “well capitalized” under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. The minimum capital level requirements applicable to First Northwest Bancorp and First Federal are: (i) a common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

There is a “capital conservation buffer” of 2.5% above these regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in, which began in January 2016 at 0.625% of risk-weighted assets, and will increase by that amount each year until fully implemented in January 2019. A financial institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

To be considered "well capitalized," First Northwest Bancorp must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” First Federal must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

As of June 30, 2016, First Northwest Bancorp and First Federal met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at June 30, 2016, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Federal Reserve and the FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances. Management believes that, under the current regulations, First Northwest Bancorp and First Federal will continue to meet their minimum capital requirements in the foreseeable future.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At June 30, 2016, First Federal held $4.4 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At June 30, 2016, First Federal had $80.7 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

Dividends. Dividends from First Federal constitute a major source of funds for dividends in future periods that may be paid by First Northwest Bancorp to shareholders. The amount of dividends payable by First Federal to First Northwest Bancorp depends upon First Federal’s earnings and capital position; is limited by federal and state laws, regulations and policies; and is subject to prior regulatory approval. According to Washington law, First Federal may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on First Federal’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Federal without the approval of the Director of the DFI.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of June 30, 2016, First Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

The Bank Holding Company Act. Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations, or both.

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

Any material deviations from, or changes to, the business plan provided as part of the conversion and stock offering are subject to the prior written approval of the Regional Director of the FDIC-San Francisco. Under Washington corporate law, First Northwest Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

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

The Dodd-Frank Act. The Dodd-Frank-Act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implemented new capital regulations that First Northwest Bancorp has become subject to and that are discussed above under “- Regulation of First Federal - Capital Regulations.” In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

TAXATION

Federal Taxation

General. First Northwest Bancorp and First Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Federal. First Federal is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before June 30, 2013. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal has been subject to the alternative minimum tax, and at June 30, 2016 has credits for carryover of approximately $14,475.

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

Charitable Contribution Carryovers. The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At June 30, 2016, the Company had a charitable contribution carryforward for federal income tax purposes of $8.8 million. This carryforward was generated from the Company’s creation of the First Federal Community Foundation to which it contributed 933,360 shares of its common stock and $400,000 in cash in connection with the mutual to stock conversion. Management does not fully expect to utilize the benefit over the five year carryforward period and has recorded a reserve on the portion of the related deferred tax asset estimated to expire unused.

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

We have increased the amount of our commercial real estate and multi-family loans to $207.3 million, or 33.1% of our total loan portfolio, at June 30, 2016, from $97.1 million, or 23.7%, of our total loan portfolio at June 30, 2012. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile relative to traditional one- to four-family lenders. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than generally associated with one- to four-family loans for a number of reasons. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the secondary market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At June 30, 2016, we had $474,000 of nonperforming commercial real estate loans and no nonperforming multi-family loans in our portfolio.

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $224.2 million, or 35.8% of total loans, at June 30, 2016, from $109.4 million, or 26.7% of total loans, at June 30, 2012. Included in our commercial loan portfolio at June 30, 2016, were $17.2 million of purchased loans and loan participations. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our experience with these borrowers may not provide us with a significant payment history pattern. Further, First Federal has not experienced a downturn in economic conditions with these borrowers. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These borrowers may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At June 30, 2016, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $54.1 million, or 8.6% of total loans. Loans to the largest 20 borrowers at June 30, 2016 totaled $146.0 million, or 23.3% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

Concentration of credit to a limited number of borrowers increases the risk in First Federal's loan portfolio. In the event that one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Federal is more likely to have a material adverse impact on our business, financial condition and results of operations.

Slower growth in our primary market area has led us to originate and purchase loans outside of our historic market area which could affect the level of our nonperforming loans.

We currently have full service offices on the North Olympic Peninsula, Kitsap County, and Whatcom County. The North Olympic Peninsula region, which represents our largest concentration of depositors and borrowers, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, we have been originating and purchasing loans outside of these areas, and we may purchase loans with different credit and underwriting criteria than those we originate organically. We have purchased loans, primarily secured by one- to four-family residential properties, of $59.2 million $26.1 million during the years ended June 30, 2016, and 2015, respectively. Loan pools purchased in the last two years consisted primarily of jumbo loans secured by single family residential properties located in Washington and California. At June 30, 2016, we had approximately $112.7 million of one- to four-family mortgage loans, $32.5 million of multi-family loans and $91.1 million of commercial real estate loans secured by properties located outside of the North Olympic Peninsula, Whatcom, and Kitsap counties. Included in the one- to four-family residential loans are $31.1 million and $13.9 million of one- to four-family mortgages secured by properties located in the states of California and Ohio, respectively. We also have multi-family and commercial real estate loans of $39.0 million and $104.9 million, respectively, located primarily around the Puget Sound region of Washington. We have not experienced significant loan delinquencies with these out of market area loans; however, declines in economic conditions or real estate values in these markets could significantly adversely affect the level of our nonperforming loans and our results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended June 30, 2016, our construction and land loans increased $31.2 million, or 163.2%, to $50.4 million, or 8.0%, of the total loan portfolio at June 30, 2016 and consisted of properties secured by one- to four-family residential of $4.5 million, multi-family of $12.3 million, commercial real estate of $18.8 million, and land of $14.8 million. Land loans include raw land and land acquisition and development loans.

Construction and land development lending generally involves additional risks when compared with permanent residential lending because funds are advanced upon estimates of costs in relation to values associated with the completed project that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project, the effects of governmental regulation on real property, and changes in demand, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio, which may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us, and an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2016, $7.3 million of our construction and land loans were for speculative construction.

We occasionally purchase loans in bulk or “pools.” We may experience lower yields or losses on loan “pools” because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for “pools” of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in growing through purchases of loan “pools” depends on our ability to price loan “pools” properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

For loans purchased outside of the state of Washington where management may not have substantial prior experience, the Bank typically relies on the seller or its assignee to service these loans. We may be exposed to greater risk of loss due to the inability of the Bank to directly negotiate with a delinquent borrower to recover principal and interest due in the event of default.

Adverse economic conditions in the market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Our customer base has been historically concentrated in the North Olympic Peninsula of Washington, in particular Clallam, Jefferson and Kitsap counties. We recently expanded our lending area to include other counties surrounding the Puget Sound and, to a lesser extent, other parts of Washington. In the most recent economic downturn, the market areas we service experienced substantial home price declines, increased foreclosures and above average unemployment rates. Continued weakness or further deterioration of economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

At June 30, 2016, $75.3 million, or 12.0%, of our total loans were located outside of the North Olympic Peninsula and Puget Sound areas. Included in this amount are one-to four-family residential loans of $31.1 million and $13.9 million secured by properties located in the states of California and Ohio, respectively, with the balance of $22.9 million consisting primarily of real estate loans secured by properties throughout the state of Washington. As a result, our financial condition and results of operations will be subject to general economic conditions and the conditions in the real estate markets prevailing in the markets these loans are located as well as the North Olympic Peninsula and Puget Sound markets. If economic conditions or if the real estate market declines in the areas these loans are located, we may suffer decreased net income or losses associated with higher default rates and decreased collateral values on our existing portfolio. In addition, real estate values in California may be affected by, among other things, earthquakes and other national disasters. Further, because of their geographical diversity, these loans can be more difficult to oversee than loans in our market areas in the event of delinquency.

Our branching strategy will cause our expenses to increase and may negatively affect our earnings.

Over the past three years, we have opened two new full-service branches in Silverdale and Bellingham, Washington, and anticipate opening our second full-service branch in Bellingham and a home lending center (HLC) in Seattle, Washington during the first six months of fiscal 2017. We plan to continue opening new branches and HLCs, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branches and HLC, and projected time lines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or HLC may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2016, $342.4 million, or 54.7% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties. Lending on residential property is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Net charge-offs of one- to four-family residential and home equity loans secured by residential properties during fiscal years 2016, 2015 and 2014 totaled $25,000, $623,000 and $918,000, respectively, or 23.8%, 64.8% and 75.9% of total net charge-offs during these periods, respectively. Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens.

Our non-owner-occupied residential real estate loans may expose us to increased credit risk.

At June 30, 2016, $34.9 million, or 5.6% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At June 30, 2016, we had $16.9 million, or 2.7% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on such loans.

At June 30, 2016, $51.8 million of our one- to four-family and $671,000 of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $28.0 million at June 30, 2016. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 18% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the board loan/asset quality committee as an exception to policy. At June 30, 2016, 18% of First Federal's unimpaired capital was $22.6 million, and under this policy, loans to one borrower would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.
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

Additionally, pursuant to our growth strategy, management recognizes that significant new loan growth, new loan products, and the refinancing of existing loans, resulting in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner, may increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Material additions to our allowance could materially decrease our net income. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2016, our nonperforming assets, which consist of nonaccruing loans and real estate owned, were $3.3 million, or 0.3% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7. “Management’s Discussion and

Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk,” of this Form 10-K.

Decreased volumes and lower gains on sales of mortgage loans sold could adversely impact our noninterest income.

We originate and sell one- to four-family mortgage loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one- to four-family mortgage loans pursuant to programs currently offered by Freddie Mac and other secondary market purchasers. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

We are dependent on key personnel and the loss of one or more of those key persons may materially and adversely affect our prospects.

We rely heavily on the efforts and abilities of our executive officers, and certain other key management personnel, which make up our management team. The loss of the services of any of our current management team could have a material adverse impact on our operations because we would most likely have to search outside of First Federal for qualified replacements. The ability to attract, retain and season replacements to our management team presents risks to executing our business plan. The search for new management may be prolonged as our current market area is considered remote. This characteristic may make it more difficult for us to find qualified replacements willing to relocate to a smaller community like ours. Changes in our current management team and their responsibilities may be disruptive to our business and operations and could have a material adverse effect on our business, financial condition, and results of operations. While we believe that our relationship with our management team is good, we cannot guarantee that all members of our management team will remain with our organization.

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

We may evaluate supplementing organic growth by acquiring other financial institutions or their businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

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

We participate in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple employer pension plan for the benefit of our employees. Effective February 1, 2006, we did not allow additional employees to participate in this plan. On January 31, 2010, we froze the future accrual of benefits under this plan with respect to participating employees. Pentegra, as sponsor of the plan, may request that we make additional contributions to the plan in excess of the contributions that we are regularly required to make, or obtain a letter of credit in favor of the plan, if our financial condition declines to the point that it triggers certain criteria contained in the plan. If we fail to make the contribution or obtain the requested letter of credit, then we may be forced to withdraw from the plan and establish a separate, single employer defined benefit plan at a substantial expense to us and that we anticipate would be underfunded to a similar extent as under the multiple employer plan.

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

We are subject to extensive examination, supervision and comprehensive regulation by the FDIC as insurer of our deposits, and by the DFI. As a bank holding company, First Northwest Bancorp is subject to examination and supervision by the Federal Reserve. Such regulation and supervision will govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

We are also subject to tax, accounting, securities, insurance, monetary laws and regulations, rules, standards, policies, and interpretations that control the methods by which financial institutions conduct business. These may change significantly over time, which could materially impact our business and have a significant adverse effect on our cost of regulatory compliance and results of operations. Further, changes in accounting standards and their interpretation may materially impact how we report, potentially retroactively, our financial condition and results of operations.

The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations for which they are given significant discretion in drafting and implementation. Consequently, many of the details and impact of the Dodd-Frank Act are not known, and it is difficult at this time to predict when or how these new standards will ultimately be applied to us or, specifically, what impact the Dodd-Frank Act will have on community banks in general. It is expected that, at a minimum, rules related to the Dodd-Frank Act will increase our operating and compliance costs and could increase our non-interest expense.

The CFPB, which was created under the Dodd-Frank Act, has issued, and continues to issue, rules related to consumer protection, including The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated disclosure (TRID), which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. These CFPB rules, most of which thus far have pertained to mortgage originations, including rules generally prohibiting creditors from extending mortgage loans without regard for the consumer's ability to repay, may adversely affect the volume of mortgage loans that we underwrite and subject us to increased potential liabilities related to such residential loan origination activities. The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to indirect auto lending, appraisals, escrow accounts and servicing, each of which will entail increased compliance costs.

We are subject to certain risks in connection with our use of technology.

We rely heavily on in-house and third-party service providers for communications, information, operating and financial control systems technology, including our Internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, loan servicing and/or loan origination systems. The occurrence of any failures or interruptions could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these could have a material adverse effect on our financial condition and results of operations.

While we have taken steps to adequately secure our computer systems, software, and networks, and assure our vendors have adequate security over technology-based systems we outsource from them, those security measures may not be sufficient to mitigate the risk of a cyber-attack, and therefore we may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could have a security impact. A security breach could lead to the disclosure of confidential bank or customer information contained within our, or our vendor's, computer systems and networks and/or cause a significant disruption of service in our operations or the operations of our customers or counterparties, which could subject us to litigation, financial losses, and reputational damage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2016, we had our administrative office and nine full-service banking offices with an aggregate net book value of $10.6 million. We anticipate opening our second Bellingham, Washington branch and Home Lending Center in Seattle, Washington, during the first six months of fiscal 2017. The following table sets forth certain information concerning our offices at June 30, 2016. In the opinion of management, the facilities are adequate and suitable for our needs.

Location	Leased or owned	Lease expiration date	Square footage	Net book value at June 30, 2016 (1)
				(In thousands)
ADMINISTRATION CENTER
105 W. Eighth Street Port Angeles, Washington 98362	Owned	--	18,913	$1,723

BRANCH OFFICES

Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362	Owned	--	6,912	767

Eastside 1603 E. First Street Port Angeles, Washington 98362	Owned	--	3,322	261

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	Owned	--	2,382	470

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	Owned	--	9,376	1,488

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	Owned	--	5,380	2,834

Forks 131 Calawah Way Forks, Washington 98331	Owned	--	2,159	342

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	Owned	--	4,637	949

Bucklin Hill (2) 3035 Bucklin Hill Road Silverdale, Washington 98383	Leased	12/31/2018	2,200	766

Barkley Village (3) 1270 Barkley Blvd. Bellingham, Washington 98226	Leased	12/31/2035	3,300	998

Fairhaven (4) 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	Leased	8/26/2018	1,425	—

Seattle Home Loan Center (5) 1301 Second Avenue, Suite 2601 Seattle, Washington 98101	Leased	10/23/2021	2,199	—

(1)	Net book value includes investment in premises and leaseholds.

(2)	The lease agreement is for five years beginning January 2014 with two five-year renewal options thereafter.

(3)	The lease agreement is for twenty years beginning January 2015 with four five-year renewal options thereafter.

(4)
Lease signed in April 2016 for future Bellingham location. The lease agreement is for two years beginning August 2016 with four two-year renewal options thereafter. Monthly payments will begin after the branch opens.

(5)	Lease signed in May 2016 for future Seattle location. The lease agreement is for five years beginning September 2016. Monthly payments will begin after the center opens.

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at June 30, 2016, was $685,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “FNWB.” The common stock was issued at a price of $10.00 per share on January 29, 2015, and the Company's common stock commenced trading on The Nasdaq Global Market on January 30, 2015. As of the close of business on September 1, 2016, there were 13,007,560 shares of common stock issued and outstanding and we had approximately 647 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low sales prices of the Company's common stock, provided by the Nasdaq Stock Market, for each quarter during the year ended June 30, 2016, in which the common stock was outstanding.  The Company has not paid any dividends to shareholders since its formation.

Year Ended June 30, 2016	High	Low
First Quarter	$12.55	$11.62
Second Quarter	14.26	12.08
Third Quarter	14.09	11.99
Fourth Quarter	13.50	12.42

Year Ended June 30, 2015
Third Quarter	$12.65	$11.75
Fourth Quarter	12.54	11.85

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

Stock Repurchases.  On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we issued in our initial stock offering and in conjunction with our transition from a mutual to stock form of ownership, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of June 30, 2016, 423,700 shares had been repurchased at an average cost of $12.98 per share. The following table represents the shares repurchased during the fourth quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2016 - April 30, 2016	—	$—	—	385,614
May 1, 2016 - May 31, 2016	201,200	13.27	201,200	184,414
June 1, 2016 - June 30, 2016	85,100	12.91	85,100	99,314
Total	286,300	$13.16	286,300

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  Our shares of common stock began trading on the Nasdaq Stock Market LLC's Global Market on January 30, 2015. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The following performance graph compares the Company's cumulative total shareholder return on the Company’s Common Stock since the beginning of trading on January 30, 2015, with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index for all periods indicated.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 30, 2015, and is the base amount used in the graph. The closing price of First Northwest Bancorp's common stock on June 30, 2016 was $12.74. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ended
Index	1/30/2015	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016
First Northwest Bancorp	$100.00	$102.46	$102.38	$101.64	$116.17	$105.67	$104.60
NASDAQ Composite	100.00	106.00	108.15	100.49	109.24	106.59	106.34
SNL Thrift Index	100.00	107.66	115.02	118.02	118.52	116.14	115.84

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

	June 30,
	2016	2015	2014	2013	2012
Selected Financial Condition Data:	(In thousands)
Total assets	$1,010,102	$936,802	$795,292	$784,510	$771,864
Cash and cash equivalents	22,650	45,030	18,960	22,948	42,475
Loans receivable, net(1)	619,844	487,887	496,184	449,353	400,659
Investment securities available for sale	267,857	299,040	178,972	214,789	218,163
Investment securities held to maturity	56,038	61,524	53,244	49,579	57,385
Real estate owned and repossessed assets	81	1,914	810	2,265	2,864
Deposits	723,287	647,164	600,399	595,044	583,238
Borrowings	80,672	90,033	105,133	100,033	100,033
Total equity	189,741	190,681	80,995	78,623	77,300

	Year Ended June 30,
	2016	2015	2014	2013	2012
Selected Operations Data:	(In thousands)
Total interest income	$32,172	$27,487	$26,559	$25,795	$26,942
Total interest expense	4,770	4,592	4,729	6,000	7,140
Net interest income	27,402	22,895	21,830	19,795	19,802
Provision for loan losses	233	—	1,307	1376	7,970
Net interest income after provision for loan losses	27,169	22,895	20,523	18,419	11,832
Net gain on sale of loans	234	548	762	1,563	1,503
Net gain on sale of investment securities	1,567	—	112	70	293
Impairment losses on investment securities, net	—	—	—	—	(419)
Other noninterest income	4,376	4,159	4,116	3,934	4,022
Total noninterest income	6,177	4,707	4,990	5,567	5,399
Total noninterest expense	27,897	33,046	22,105	21,246	20,991
Income (loss) before provision (benefit) for income taxes	5,449	(5,444)	3,408	2,740	(3,760)
Provision (benefit) for income taxes	1,457	(354)	740	422	(1,800)
Net income (loss)	$3,992	$(5,090)	$2,668	$2,318	$(1,960)
_____________

(1)	Net of allowances for loan losses, loans in process, purchase discounts and deferred loan fees.

	At or For the Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance ratios:
Return (loss) on average assets	0.41%	(0.58)%	0.34%	0.30%	(0.26)%
Return (loss) on average equity	2.09	(3.92)	3.33	2.94	(2.52)
Average interest rate spread	2.78	2.65	2.84	2.59	2.67
Net interest margin(1)	2.98	2.79	2.94	2.71	2.79
Efficiency ratio(2)	83.1	119.7	82.4	83.8	83.3
Average interest-earning assets to average interest-bearing liabilities	138.0	125.3	116.4	114.6	112.2

Asset quality ratios:
Nonperforming assets to total assets at end of period(3)	0.3%	0.8%	0.9%	1.5%	1.7%
Nonperforming loans to total loans(4)	0.5	1.0	1.2	2.2	2.5
Allowance for loan losses to nonperforming loans(4)	222.3	145.6	135.3	80.8	72.8
Allowance for loan losses to total loans	1.2	1.4	1.6	1.7	1.8
Net charge-offs to average outstanding loans	—	0.2	0.3	0.2	1.3

Capital ratios:
Equity to total assets at end of period	18.8%	20.4%	10.2%	10.0%	10.0%
Average equity to average assets	19.7	14.9	10.1	10.1	10.2

Other data:
Number of full service offices (5)	10	9	10	9	8
Full-time equivalent employees	178	157	169	161	152
__________

(1)	Net interest income divided by average interest-earning assets.

(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.

(3)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and repossessed assets.

(4)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.

(5)	Effective July 1, 2015, our branch in Poulsbo was closed and all accounts were moved to the new location in Silverdale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, and Whatcom counties of Washington, including a full-service banking office that was opened during the quarter ended December 31, 2015 in Bellingham, Washington, which is located in Whatcom County, through our ten full-service banking offices. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings, and enhance our infrastructure. We have increased the origination of commercial real estate and multi-family real estate loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. We may sell conforming single-family owner-occupied fixed-rate mortgage loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

As part of our planned expansion into new markets, we have secured a lease agreement for a second full-service branch located in Bellingham, Washington, and a home lending center ("HLC") in Seattle, Washington, which has been approved by the Federal Deposit Insurance Corporation ("FDIC") and Department of Financial Institutions of Washington ("DFI"). The new branch in Bellingham, Washington will offer similar deposit, lending, and investment products and services as other branch locations and will utilize technology in the form of interactive teller machines, and the HLC will be primarily focused on the origination of loans secured by one- to four-family residential properties, which may be sold into the secondary market or retained in our loan portfolio, subject to management's assessment of interest rate risk and interest income levels.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee compensation expenses stemming from recognition of expense related to the employee stock ownership plan ("ESOP") and the adoption of new equity benefit plans. The actual amount of these new stock-related compensation and benefit expenses are based on the fair market value of the shares of common stock at specific points in the future, and it is difficult to determine exactly what those costs will be.

Our Business and Operating Strategy

Throughout most of our over 90-year history, we have operated as a traditional savings and loan association, attracting deposits and investing those funds primarily in residential mortgage loans and investment securities. Recognizing our need to adapt to changing market conditions, we revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings, and enhance our infrastructure. Certain highlights of our operations in recent years are as follows:

•
Expanding our branch footprint. Over the past three years, we have opened two new full-service branches in Silverdale and Bellingham, Washington. Through these new branches, we have realized growth in deposits and expanded our ability to secure customer relationships outside of our historic market areas of Clallam and Jefferson counties. We anticipate opening a second full-service branch located in Bellingham, Washington, and HLC in Seattle, Washington in fiscal 2017.

•
Repositioning the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans. This has been done to increase the yield on our loan portfolio, reduce our exposure to interest rate risk, and shorten the maturity of the loan portfolio.

•
Adding new deposit capabilities. Historically, we have offered traditional consumer and business deposit products. Over the past several years, we have added remote deposit capture, consumer and business on-line banking and consumer mobile banking capabilities. At our new branch locations in Silverdale and

Bellingham, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through the video monitor. The board and management remain committed to maintaining competitive deposit products and services.

•
Enhancing our infrastructure. Over the past several years, we have focused on upgrading our infrastructure, both in terms of equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to develop First Federal into an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout the North Olympic Peninsula and Puget Sound region with our exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•
Increasing our portfolio of higher yielding commercial loans. Through increased loan originations and purchases, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial real estate, commercial business and multi-family real estate loans have increased from $109.4 million, or 26.7% of total loans, at June 30, 2012, to $224.2 million, or 35.8% of total loans, at June 30, 2016. The increase resulted in part from developing relationships with new loan referral sources, including our board of directors and loan brokers, pursuing loan purchase and participation opportunities, competing successfully in new and existing markets, and benefiting from the improvement of the economy in northwestern Washington. We have also increased our lending for construction and land loans, consisting primarily of commercial real estate and multi-family construction. Our construction and land loans have increased to $50.4 million at June 30, 2016 compared to $22.7 million at June 30, 2012.

•
Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans and selling foreclosed assets. Nonperforming assets have decreased from $13.0 million at June 30, 2012, to $3.3 million at June 30, 2016. The level of our nonperforming assets has been reduced through write-downs, collections, modifications and sales of real estate owned and repossessed assets. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

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

•
Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our primary market area. We intend to continue our franchise growth by opening two additional full-service branches, including our second branch in Bellingham, Washington, and a home lending center in Seattle, Washington over the next two years. We also expect that community bank consolidation will continue to take place and we may consider acquiring individual branches or other banks. We do not, however, currently have any understandings or agreements regarding any specific acquisitions and will be disciplined when evaluating and deciding on future acquisitions, recognizing that there may also be opportunity for increasing our market share as a result of customer dissatisfaction from other transactions or changes in strategy of market competitors. Our primary focus for expansion will be in the Northwest Washington markets we know and understand, although we may consider opportunities that arise in other parts of Western Washington.

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

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Assets. Total assets increased $73.3 million, or 7.8%, to $1.0 billion at June 30, 2016, from $936.8 million at June 30, 2015, primarily due to an increase of $131.9 million, or 27.0%, in net loans receivable to $619.8 million at June 30, 2016 from $487.9 million at June 30, 2015, partially offset by a decrease of $36.7 million, or 10.2%, in total investment securities to $323.9 million at June 30, 2016 from $360.6 million at June 30, 2015, and a decrease of $22.3 million in cash and cash equivalents to $22.7 million at June 30, 2016 from $45.0 million at June 30, 2015.

Total loans, excluding loans held for sale, increased $132.1 million, or 26.7%, to $626.0 million at June 30, 2016, from $493.9 million at June 30, 2015. The increase in the portfolio was primarily the result of an increase of $51.8 million, or 20.2%, of one- to four-family residential loans to $308.5 million at June 30, 2016 from $256.7 million at June 30, 2015, the result of originations of $51.3 million and purchases of $55.1 million, partially offset by normal repayment and amortization activity. One- to four-family loan pool purchases consisted primarily of jumbo loans located in Washington and California. In addition, we participated in a multi-family construction loan secured by a property located in Washington for $4.0 million. Commercial real estate loans increased $35.6 million, or 28.3%, to $161.2 million at June 30, 2016 from $125.6 million at June 30, 2015, multi-family loans increased $13.0 million, or 39.3%, to $46.1 million at June 30, 2016 from $33.1 million at June 30, 2015, and commercial business loans increased $2.2 million, or 14.9%, to $16.9 million at June 30, 2016 from $14.8 million at June 30, 2015, as we continue to focus on increasing our commercial lending activity. Construction and land loans increased $31.2 million, or 163.2%, to $50.4 million at June 30, 2016 from $20.5 million at June 30, 2015. There were $29.9 million in undisbursed construction commitments at June 30, 2016 compared to $7.9 million at June 30, 2015. Undisbursed construction commitments at June 30, 2016 included $7.9 million of mainly custom one- to four-family residential construction; $12.5 million multi-family construction located in the Puget Sound region; and $9.5 million commercial real estate construction consisting of $5.5 million of speculative construction and other commercial real estate located primarily in the Puget Sound region. These increases were offset by a decrease in total consumer loans of $1.7 million, or 3.8%, to $42.9 million at June 30, 2016 from $44.6 million at June 30, 2015, primarily the result of a reduction of $2.5 million, or 6.8% in home equity loans. We continue to reduce our reliance on purchased commercial and multi-family real estate loans and focus on organic growth in these portfolios of loans; however, we do continue to evaluate loan purchases and participations to supplement our loan growth and increase our yield on interest earning assets. We continue to focus on increasing our loan balances as a percentage of earning assets.

During the year ended June 30, 2016, the Company originated $217.0 million of loans, of which $78.1 million, or 36.0%, were originated in the North Olympic Peninsula, $122.8 million, or 56.6%, in the Puget Sound region of Washington, and $16.1 million, or 7.4%, in other areas in Washington.

Our allowance for loan losses increased $128,000, or 1.8%, to $7.2 million at June 30, 2016 from $7.1 million at June 30, 2015, and the allowance for loan losses as a percentage of total loans declined 20 basis points from 1.4% at June 30, 2015, to 1.2% at June 30, 2016. The slight increase in the allowance for loan losses and decrease as a percentage of total loans reflects both the increase in our loan portfolio and improving asset quality as nonperforming loans, classified loans, and net charge-offs decreased during the year.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2016	June 30, 2015
	(In thousands)
Real Estate:
One- to four-family	$308,471	$256,696
Multi-family	46,125	33,086
Commercial real estate	161,182	125,623
Construction and land	50,351	19,127
Total real estate loans	566,129	434,532

Consumer:
Home equity	33,909	36,387
Other consumer	9,023	8,198
Total consumer loans	42,932	44,585

Commercial business loans	16,924	14,764

Total loans	625,985	493,881
Less:
Net deferred loan fees	1,182	840
Premium on purchased loans, net	(2,280)	(1,957)
Allowance for loan losses	7,239	7,111
Total loans receivable, net	$619,844	$487,887

Nonperforming loans decreased $1.6 million, or 32.7%, to $3.3 million at June 30, 2016, from $4.9 million at June 30, 2015. During the year ended June 30, 2016, nonperforming one- to four-family residential loans decreased $1.8 million, construction and land loans decreased $68,000, other consumer loans decreased $52,000, and home equity loans decreased $14,000, partially offset by a $327,000 increase in nonperforming commercial real estate loans. Nonperforming loans to total loans decreased to 0.5% at June 30, 2016 from 1.0% at June 30, 2015, and real estate owned and repossessed assets decreased $1.8 million to $81,000 at June 30, 2016, from $1.9 million at June 30, 2015, primarily as a result of sales of one- to four-family real estate. The allowance for loan losses as a percentage of nonperforming loans increased 52.7% to 222.3% at June 30, 2016 from 145.6% at June 30, 2015.

At June 30, 2016, there were $6.5 million in restructured loans, of which $5.6 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased by $5.3 million, or 53.5%, to $4.6 million at June 30, 2016, from $9.9 million at June 30, 2015.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	June 30, 2016	June 30, 2015
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$2,413	$4,232
Commercial real estate	474	147
Construction and land	91	159
Total real estate loans	2,978	4,538

Commercial business loans:	—	—

Consumer loans:
Home equity	167	181
Other	112	164
Total consumer loans	279	345

Total nonaccruing loans	3,257	4,883

Real estate owned:
One- to four-family	—	493
Commercial real estate	—	1,368
Construction and land	22	—
Total real estate owned	22	1,861

Repossessed automobiles and recreational vehicles	59	53

Total nonperforming assets	$3,338	$6,797

TDR loans:
One- to four-family	$4,285	$4,923
Multi-family	122	629
Commercial real estate	1,314	1,363
Total real estate loans	5,721	6,915

Home equity	464	428
Commercial business	360	403
Total restructured loans	$6,545	$7,746

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.5%	1.0%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$944	$2,070

At June 30, 2016, total investment securities decreased $36.7 million, or 10.2%, to $323.9 million at June 30, 2016, from $360.6 million at June 30, 2015, primarily as a result of prepayments, calls, sales, and normal amortization during the year. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $223.9 million at June 30, 2016, a decrease of $6.4 million, or 2.8%, from $230.3 million at June 30, 2015. Other investment securities, including municipal bonds and other asset-backed securities, were $100.0 million at June 30, 2016, a decrease of $30.3 million, or 23.2% from $130.2 million at June 30, 2015. During the year, we sold available-for-sale securities at a net gain, primarily to offset prepayment penalties on the early repayment of our FHLB advances, and reinvested a portion of the cash proceeds into certain U.S. Treasury and government agency issued securities and mortgage-backed securities. The average life of the total investment securities portfolio was 4.2 years at June 30, 2016 and 4.7 years at June 30, 2015. The investment portfolio contains 85.1% of amortizing securities at June 30, 2016, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we will continue to purchase investment securities as a source of interest income in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liabilities. Total liabilities increased $74.2 million, or 10.0%, to $820.4 million at June 30, 2016, from $746.1 million at June 30, 2015. This increase was primarily the result of deposit account balances increasing $76.1 million, or 11.8%, to $723.3 million at June 30, 2016, from $647.2 million at June 30, 2015. Transaction, savings, and money market account deposits increased $65.0 million, or 13.0%, to $564.2 million at June 30, 2016 from $499.2 million at June 30, 2015, including an increase in personal and business transaction accounts of $19.1 million and $10.5 million, respectively. Certificates of deposit increased $11.2 million, or 7.6%, during this period. Increases in deposits were primarily the result of targeted promotional efforts on money market and certificates of deposits in new and existing market areas.

Borrowings, consisting primarily of long term advances from the Federal Home Loan Bank, decreased $9.4 million, or 10.4%, to $80.7 million at June 30, 2016 from $90.0 million at June 30, 2015. During the year, $30.0 million of Federal Home Loan Bank long term advances were repaid, and the Company offset prepayment penalties on the early repayment of these advances with the gain on sale of investment securities. Total borrowings at June 30, 2016 consisted of $60.0 million long term advances and $20.7 million of short term overnight advances from the FHLB.

Equity. Total shareholders' equity decreased $940,000, or 0.5%, to $189.7 million at June 30, 2016, from $190.7 million at June 30, 2015. The decrease was the result of a decrease of $5.5 million related to the repurchase of shares for future issuance under the Company's 2015 Equity Incentive Plan, and a decrease of $576,000 related to the purchase in the open market and allocation of ESOP shares, offset by net income of $4.0 million and an increase in the unrealized market value of available for sale securities of $1.1 million, net of tax, during the year ended June 30, 2016.

Comparison of Results of Operations for the Years Ended June 30, 2016 and June 30, 2015

General. The Company had net income for the year ended June 30, 2016 of $4.0 million, or $0.33 per share, compared to a net loss of $5.1 million for the year ended June 30, 2015, an increase of $9.1 million, or 178.4%. The net loss during the year ended June 30, 2015, was primarily due to the Company contributing $400,000 in cash and $9.3 million in common stock to the First Federal Community Foundation (the "Foundation"), resulting in a pre-tax noninterest expense charge of $9.7 million.

Net Interest Income. Net interest income increased $4.5 million to $27.4 million for the year ended June 30, 2016, from $22.9 million for the year ended June 30, 2015. This increase was the result of an increase in interest income related to increased average volume of loans receivable and increases in both the average volume and average yield earned on investment and mortgage-backed securities, partially offset by an increase in interest expense due primarily to the higher average cost of deposits.

The net interest margin increased 19 basis points to 2.98% for the year ended June 30, 2016, from 2.79% for the fiscal year June 30, 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields compared to cash and investment alternatives, as well as an increase in both the average balance and the average yield of investment and mortgage-backed securities. The average balance of interest-bearing deposits in banks decreased $32.9 million, while the average balance of investments and mortgage-backed securities increased $91.8 million, and the average balance of net loans receivable increased $45.2 million for the year ended June 30, 2016 compared to last year.

Of the $4.5 million increase in net interest income during the year ended June 30, 2016 compared to fiscal year June 30, 2015, $3.8 million was the result of an increase in volume, $2.0 million and $1.8 million of which was due to an increase in the average balance of loans receivable and investment and mortgage-backed securities, respectively, and $733,000 was due to an increase in rates, of which $1.2 million was attributable to an increase in yields on investment and mortgage-backed securities, partially offset by a $385,000 decline in average loan rates.

The cost of average interest-bearing liabilities increased to 0.71% for the year ended June 30, 2016, compared to 0.70% for the prior fiscal year, due primarily to an increase of seven basis points in the average rate paid on customer deposits, which offset a 17 basis point decline in the average cost of borrowings compared to the prior year.

Interest Income. Total interest income increased $4.7 million, or 17.1%, to $32.2 million for the year ended June 30, 2016 from $27.5 million for the comparable period in 2015. Interest income increased primarily due to increases in the average balance and yield on investment and mortgage-backed securities and, to a lesser extent, the increase in the average balance of loans receivable. Interest income on loans receivable increased $1.7 million, to $23.7 million for the year ended June 30, 2016 from $22.0 million for the year ended June 30, 2015, due to an increase in the average balance of net loans receivable of $45.2 million during the year. Average loan yields decreased eight basis points compared to the year ended June 30, 2015, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities increased $1.2 million to $3.1 million for the year ended June 30, 2016 compared to $1.9 million for the year ended June 30, 2015, due to a $29.2 million increase in the average balance of investment securities to $118.0 million for the year ended June 30, 2016 compared to $88.8 million for the year ended June 30, 2015, and an increase in the average yield of 54 basis points compared to the prior year, due primarily to investments purchased at higher yields.

Interest income on mortgage-backed and related securities increased $1.8 million, primarily due to an increase of 23 basis points in average yields to 2.14% for the year ended June 30, 2016 from 1.91% for the year ended June 30, 2015, due primarily to investments purchased with higher yields and an increase in the average balance of $62.5 million compared to the prior year.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended June 30,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$536,706	4.41%	$491,497	4.49%	$1,645
Investment securities	118,010	2.62	88,764	2.08	1,246
Mortgage-backed securities	244,246	2.14	181,727	1.91	1,757
FHLB stock	4,600	2.26	9,463	0.13	92
Interest-bearing deposits in banks	17,222	0.34	50,098	0.23	(55)
Total interest-earning assets	$920,784	3.49	$821,549	3.35	$4,685

Interest Expense. Total interest expense increased $178,000, or 3.9%, to $4.8 million for the year ended June 30, 2016, compared to $4.6 million for the year ended June 30, 2015, primarily due to an increase in deposit costs of $500,000, or 30.0%, during the year. Deposit costs increased for the year ended June 30, 2016 compared to the prior year primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas. The cost of money market accounts increased $173,000 due to an increase in the average balance of $23.1 million and an increase in the average rate paid of five basis points, and the cost of certificates of deposit increased $325,000 due to an increase in the average balance of $12.2 million and an increase in the average rate paid of 14 basis points. These deposit cost increases were partially offset by a $322,000, or 11%, decline in borrowing costs, as higher cost, long-term FHLB deposits were repaid during the year.

The average balance of interest-bearing deposits increased $17.1 million, or 3.0%, to $582.1 million for the year ended June 30, 2016 from $565.0 million for the year ended June 30, 2015. Increases in the average balances of money market accounts and certificates of deposit were partially offset by decreases in the average balance of transaction accounts of $6.0 million and savings accounts of $12.2 million. The average cost of all deposit products increased to 0.37% for the year ended June 30, 2016 from 0.30% for the year ended June 30, 2015. Borrowing costs declined to $2.6 million for the year ended June 30, 2016 from $2.9 million for the last fiscal year primarily due to the early repayment of $30.0 million of long term, higher cost FHLB advances.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended June 30,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$90,482	0.04%	$102,696	0.04%	$(2)
Transaction accounts	100,117	0.01	106,130	0.01	4
Money market accounts	241,046	0.25	217,901	0.20	173
Certificates of deposit	150,463	1.00	138,287	0.86	325
Borrowings	85,239	3.05	90,730	3.22	(322)
Total interest-bearing liabilities	$667,347	0.71	$655,744	0.70	$178

Provision for Loan Losses. The provision for loan losses was $233,000 during the year ended June 30, 2016, compared to none for the year ended June 30, 2015, primarily due to increases in the balances and changes in the mix of loans receivable in our portfolio, partially offset by decreases related to a decline in nonaccruing and classified loans and improvements in net-charge offs during the year.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for loan losses	$233	$—
Net (charge-offs) recoveries	(105)	(961)
Allowance for loan losses	7,239	7,111
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.4%
Total nonaccruing loans	3,257	4,883
Allowance for loan losses as a percentage of nonaccrual loans at end of period	222.3%	145.6%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.5%	1.0%
Total loans	$625,985	$493,881

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

Noninterest Income. Noninterest income increased $1.5 million to $6.2 million for the year ended June 30, 2016 from $4.7 million for the year ended June 30, 2015, primarily due to an increase in the gain on sale of investment securities of $1.6 million and an increase in loan and deposit service fees of $166,000, partially offset by a decrease in the gain on sale of loans of $314,000 during the year ended June 30, 2016, compared to fiscal year 2015. The gain on sale of investment securities was mainly intended to offset FHLB prepayment penalties on advances that were repaid prior to maturity during the year. Reduced gain on sale of loans was attributable to a reduction in loan sales activity in the fiscal year 2016 compared to fiscal year 2015 as we retained most of our longer-term, fixed-rate mortgage loan originations as part of our efforts to increase net interest margin while staying consistent with our management of interest rate risk. We expect to increase our originations of one- to four-family residential loans held for sale as we begin operations at our Home Lending Center in Seattle, Washington during the first six months of 2017.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,570	$3,404	$166	4.9%
Mortgage servicing fees, net of amortization	255	305	(50)	(16.4)
Net gain on sale of loans	234	548	(314)	(57.3)
Net gain on sale of investment securities	1,567	—	1,567	100.0
Increase in cash surrender value of bank-owned life insurance	114	102	12	11.8
Other income	437	348	89	25.6
Total noninterest income	$6,177	$4,707	$1,470	31.2%

Noninterest Expense. Noninterest expense decreased $5.1 million, or 15.6%, to $27.9 million for the year ended June 30, 2016, compared to $33.0 million for the year ended June 30, 2015. This decrease in noninterest expense was primarily due to the $9.7 million funding of the Foundation, which contributed to total charitable contributions of $9.9 million for the fiscal year 2015. We also saw a decline in expenses related to real estate owned and repossessed assets of $472,000 and a decrease in our FDIC insurance premiums of $120,000. These declines in noninterest expense were partially offset by increases in compensation and benefits of $1.8 million primarily reflecting salary and wage adjustments, increased staffing and higher benefit costs; professional fees of $694,000; and occupancy, equipment, depreciation and amortization of $434,000, as we continued to grow our franchise through opening of new branch offices and develop our personnel and infrastructure to better position ourselves for the future. The increase in professional fees reflects expenses relating to doing business as a public company. Prepayment penalties on FHLB advances were $1.2 million during the year, offset by the net gain on the sale of securities, as we paid down higher cost, long term FHLB advances during the year and continued to strive to reduce FHLB advances and utilize deposit growth as our main source of funding for new loan originations. We expect increased noninterest expenses related to the opening and operations of our second branch in Bellingham, Washington and Home Lending Center in Seattle, Washington, which we anticipate will occur during the first six months of fiscal 2017.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$14,523	$12,703	$1,820	14.3%
Real estate owned and repossessed assets expenses, net	(307)	165	(472)	(286.1)
Data processing	2,704	2,521	183	7.3
Occupancy and equipment	3,492	3,058	434	14.2
Supplies, postage, and telephone	668	663	5	0.8
Regulatory assessments and state taxes	485	334	151	45.2
Advertising	797	433	364	84.1
Charitable contributions	—	9,870	(9,870)	(100.0)
Professional fees	1,757	1,063	694	65.3
FDIC insurance premium	424	544	(120)	(22.1)
FHLB prepayment penalty	1,193	—	1,193	100.0
Other	2,161	1,692	469	27.7
Total	$27,897	$33,046	$(5,149)	(15.6)%

Provision for Income Tax. An income tax expense of $1.5 million was recorded for the year ended June 30, 2016 compared to an income tax benefit of $354,000 for the year ended June 30, 2015. This was generally due to an increase in income before taxes of $10.9 million. The income tax expense in 2016 was due to net income of $4.0 million as compared to the 2015 tax benefit due to the net loss as a result of the charitable contribution to the Foundation.

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

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2015	June 30, 2014
	(In thousands)
Real Estate:
One- to four-family	$256,696	$241,910
Multi-family	33,086	45,100
Commercial real estate	125,623	128,028
Construction and land	19,127	20,497
Total real estate loans	434,532	435,535

Consumer:
Home equity	36,387	40,064
Other consumer	8,198	10,697
Total consumer loans	44,585	50,761

Commercial business loans	14,764	17,532

Total loans	493,881	503,828
Less:
Net deferred loan fees	840	862
Premium on purchased loans, net	(1,957)	(1,290)
Allowance for loan losses	7,111	8,072
Total loans receivable, net	$487,887	$496,184

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2016. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At June 30, 2016	Year Ended June 30,
		2016			2015			2014
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.28%	$536,706	$23,691	4.41%	$491,497	$22,046	4.49%	$474,222	$22,366	4.72%
Investment securities	2.37	118,010	3,096	2.62	88,764	1,850	2.08	61,620	1,149	1.86
Mortgage-backed securities	2.33	244,246	5,223	2.14	181,727	3,466	1.91	180,743	2,993	1.66
FHLB dividends	2.36	4,600	104	2.26	9,463	12	0.13	10,268	10	0.10
Interest-bearing deposits in banks	0.30	17,222	58	0.34	50,098	113	0.23	15,838	41	0.26
Total interest-earning assets (2)	3.57	920,784	32,172	3.49	821,549	27,487	3.35	742,691	26,559	3.52

Interest-bearing liabilities:
Savings accounts	0.04	$90,482	$36	0.04	$102,696	38	0.04	$83,686	38	0.05
Transaction accounts	0.01	100,117	14	0.01	106,130	10	0.01	103,333	10	0.01
Money market accounts	0.26	241,046	609	0.25	217,901	436	0.20	203,375	354	0.17
Certificates of deposit	1.09	150,463	1,510	1.00	138,287	1,185	0.86	142,775	1,135	0.79
Total deposits	0.34	582,108	2,169	0.37	565,014	1,669	0.30	533,169	1,537	0.29
Borrowings	2.84	85,239	2,601	3.05	90,730	2,923	3.22	104,698	3,192	3.05
Total interest-bearing liabilities	0.59	667,347	4,770	0.71	655,744	4,592	0.70	637,867	4,729	0.74

Net interest income			$27,402			$22,895			$21,830
Net interest rate spread	2.98			2.78			2.65			2.78
Net earning assets		$253,437			$165,805			$104,824
Net interest margin (3)				2.98			2.79			2.89
Average interest-earning assets to average interest-bearing liabilities		138.0%			125.3%			116.4%
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

	Year Ended			Year Ended
	June 30, 2016 vs. 2015			June 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$2,030	$(385)	$1,645	$815	$(1,135)	$(320)
Investment and mortgage-backed securities	1,802	1,201	3,003	521	653	1,174
FHLB stock	(6)	98	92	(1)	3	2
Other(1)	(76)	21	(55)	89	(17)	72
Total interest-earning assets	$3,750	$935	$4,685	$1,424	$(496)	$928

Interest-bearing liabilities:
Savings accounts	$(2)	$—	$(2)	$10	$(10)	$—
Interest-bearing transaction accounts	4	—	4	—	—	—
Money market accounts	46	127	173	25	57	82
Certificates of deposit	105	220	325	(35)	85	50
Borrowings	(177)	(145)	(322)	(426)	157	(269)
Total interest-bearing liabilities	$(24)	$202	$178	$(426)	$289	$(137)

Net change in interest income	$3,774	$733	$4,507	$1,850	$(785)	$1,065

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

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at June 30, 2016, that would occur in the event of an immediate change in interest rates based on management’s assumptions.

	June 30, 2016
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)

+ 300	$151,492	$(13,515)	(8.2)%	16.9%
+ 200	158,249	(6,758)	(4.1)	17.1
+ 100	163,528	(1,479)	(0.9)	17.1
0	165,007	—	—	16.8
- 100	138,015	(26,992)	(16.4)	13.8

Using the same assumptions as above, the sensitivity of our projected net interest income for the year ended June 30, 2016, is as follows:

June 30, 2016
	Projected Net Interest Income
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)

+ 300	$23,805	$(4,740)	(16.6)%
+ 200	25,546	(2,999)	(10.5)
+ 100	27,296	(1,249)	(4.4)
0	28,545	—	—
- 100	27,744	(801)	(2.8)

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

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $22.7 million, and securities classified as available-for-sale provide additional sources of liquidity with a market value of $267.9 million at June 30, 2016. We have pledged collateral to support borrowings from the FHLB of $80.7 million, and have established a borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of June 30, 2016.

At June 30, 2016, we had $1.1 million in loan commitments outstanding and an additional $65.6 million in undisbursed loans and standby letters of credit.

Certificates of deposit due within one year of June 30, 2016 totaled $61.9 million, or 38.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $41.1 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2016 and the year ended June 30, 2015, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2016, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$61,903	$75,537	$21,584	$89	$159,113
FHLB advances	20,672	—	60,000	—	80,672
Operating leases	234	495	389	1,764	2,882
Borrower taxes and insurance	1,040	—	—	—	1,040
Deferred compensation	18	65	41	268	392
Total contractual obligations	$83,867	$76,097	$82,014	$2,121	$244,099
Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2016:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,111	$1,111
Adjustable-rate	—	—
Unfunded commitments under lines of credit or existing loans	65,151	65,151
Standby letters of credit	401	401
Total	$66,663	$66,663

Capital Resources

First Northwest Bancorp is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. Our subsidiary, First Federal, is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require us to maintain minimum amounts and ratios of capital.

First Federal is subject to meeting minimum capital adequacy requirements for common equity Tier 1 (“CET1”) capital, Tier 1 risk-based capital, total risk-based capital, and tier 1 capital ("leverage"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

First Federal is subject to capital requirements adopted by the Federal Reserve and the FDIC. See Item 1, “Business-How We Are Regulated,” and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding First Northwest Bancorp and First Federal’s regulatory capital requirements.

In addition to the minimum CET1, Tier 1 and total capital ratios, First Northwest Bancorp and First Federal will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

At June 30, 2016, First Federal exceeded all regulatory capital requirements. Consistent with our goals to operate a sound and profitable organization, our policy is for First Federal to maintain a “well-capitalized” status under the capital categories of the FDIC. Based on capital levels at June 30, 2016, First Federal was considered to be well-capitalized.

The following table shows the capital ratios of First Federal at June 30, 2016.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 Capital to total adjusted assets(1)	$132,800	13.8%	$38,566	4.0%	$48,208	5.0%
Common Equity Tier 1 Capital to risk-weighted assets(2)	132,800	21.4	27,982	4.5	40,419	6.5
Tier 1 Capital to risk-weighted assets(2)	132,800	21.4	37,310	6.0	49,746	8.0
Total Capital to risk-weighted assets(2)	140,237	22.6	49,746	8.0	62,183	10.0
______________
(1)    Based on adjusted average assets of $964.2 million.
(2)    Based on risk-weighted assets of $621.8 million.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and result of operations. The information contained under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Northwest Bancorp and Subsidiary
Port Angeles, Washington

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northwest Bancorp and Subsidiary as of June 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Northwest Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Everett, Washington
September 9, 2016

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
ASSETS	2016	2015

Cash and due from banks	$12,841	$10,590
Interest-bearing deposits in banks	9,809	34,440
Investment securities available for sale, at fair value	267,857	299,040
Investment securities held to maturity, at amortized cost	56,038	61,524
Loans held for sale	917	110
Loans receivable (net of allowance for loan losses of $7,239 and $7,111)	619,844	487,887
Federal Home Loan Bank (FHLB) stock, at cost	4,403	4,807
Accrued interest receivable	2,802	2,546
Premises and equipment, net	13,519	12,580
Mortgage servicing rights, net	998	1,187
Bank-owned life insurance, net	18,282	18,168
Real estate owned and repossessed assets	81	1,914
Prepaid expenses and other assets	2,711	2,009

Total assets	$1,010,102	$936,802

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$723,287	$647,164
Borrowings	80,672	90,033
Accrued interest payable	189	265
Accrued expenses and other liabilities	15,173	7,727
Advances from borrowers for taxes and insurance	1,040	932

Total liabilities	820,361	746,121

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 12,676,660 at June 30, 2016; issued and outstanding 13,100,360 at June 30, 2015	127	131
Additional paid-in capital	122,595	126,809
Retained earnings	77,301	74,573
Accumulated other comprehensive income, net of tax	1,895	750
Unearned employee stock ownership plan (ESOP) shares	(12,177)	(11,582)

Total shareholders' equity	189,741	190,681

Total liabilities and shareholders' equity	$1,010,102	$936,802

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended June 30,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans receivable	$23,691	$22,046	$22,366
Interest on mortgage-backed and related securities	5,223	3,466	2,993
Interest on investment securities	3,096	1,850	1,149
Interest-bearing deposits and other	58	113	41
FHLB dividends	104	12	10

Total interest income	32,172	27,487	26,559
INTEREST EXPENSE
Deposits	2,169	1,669	1,537
Borrowings	2,601	2,923	3,192

Total interest expense	4,770	4,592	4,729

Net interest income	27,402	22,895	21,830
PROVISION FOR LOAN LOSSES	233	—	1,307

Net interest income after provision for loan losses	27,169	22,895	20,523
NONINTEREST INCOME
Loan and deposit service fees	3,570	3,404	3,447
Mortgage servicing fees, net	255	305	284
Net gain on sale of loans	234	548	762
Net gain on sale of investment securities	1,567	—	112
Increase in cash surrender value of bank-owned life insurance, net	114	102	94
Other income	437	348	291

Total noninterest income	6,177	4,707	4,990
NONINTEREST EXPENSE
Compensation and benefits	14,523	12,703	11,614
Real estate owned and repossessed assets (income) expense, net	(307)	165	398
Data processing	2,704	2,521	2,200
Occupancy and equipment	3,492	3,058	3,053
Supplies, postage, and telephone	668	663	695
Regulatory assessments and state taxes	485	334	381
Advertising	797	433	425
Charitable contributions	—	9,870	183
Professional fees	1,757	1,063	945
FDIC insurance premium	424	544	551
FHLB prepayment penalty	1,193	—	—
Other	2,161	1,692	1,660

Total noninterest expense	27,897	33,046	22,105

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	5,449	(5,444)	3,408
PROVISION (BENEFIT) FOR INCOME TAXES	1,457	(354)	740

NET INCOME (LOSS)	$3,992	$(5,090)	$2,668

Basic and diluted earnings (loss) per share	$0.33	$(0.42)	na (1)

(1) Not applicable as no shares were issued and outstanding during this period.

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended June 30,
	2016	2015	2014

NET INCOME (LOSS)	$3,992	$(5,090)	$2,668

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss), net of tax provision (benefit)
of $1,128, $(295), and $(114), respectively	2,179	(582)	(222)
Reclassification adjustments for (gains) losses on sale of
securities, net of tax (benefit) provision of
$(533), $0, and $(38), respectively	(1,034)	—	(74)

Other comprehensive income (loss), net of tax	1,145	(582)	(296)

COMPREHENSIVE INCOME (LOSS)	$5,137	$(5,672)	$2,372

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2013	—	$—	$—	$76,995	$—	$1,628	$78,623

Net income				2,668			2,668
Other comprehensive loss, net of tax						(296)	(296)

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net loss				(5,090)			(5,090)
Other comprehensive loss, net of tax						(582)	(582)
Proceeds from initial stock offering, net of expenses	13,100,360	131	126,810				126,941
Purchase of ESOP shares					(11,799)		(11,799)
Allocation of ESOP shares			(1)		217		216

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				3,992			3,992
Common stock repurchased	(423,700)	(4)	(4,233)	(1,264)			(5,501)
Other comprehensive income, net of tax						1,145	1,145
Purchase of ESOP shares					(1,253)		(1,253)
Allocation of ESOP shares			19		658		677

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,992	$(5,090)	$2,668
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,121	973	1,129
Amortization and accretion of premiums and discounts on investments, net	1,441	1,307	1,782
Amortization of deferred loan fees, net	1	80	(111)
Amortization of mortgage servicing rights	259	276	323
Additions to mortgage servicing rights	(70)	(197)	(154)
Recoveries on the valuation allowance on mortgage servicing rights, net	—	—	(1)
Provision for loan losses	233	—	1,307
Gain on sale of real estate owned and repossessed assets, net	(546)	(201)	(25)
Deferred federal income taxes	(907)	(1,001)	(356)
Allocation of ESOP shares	677	216	—
Gain on sale of loans, net	(234)	(548)	(762)
Gain on sale of securities available for sale, net	(1,567)	—	(112)
Write-down on real estate owned and repossessed assets	140	212	306
Increase in cash surrender value of life insurance, net	(114)	(102)	(94)
Origination of loans held for sale	(8,570)	(22,037)	(28,982)
Proceeds from loans held for sale	7,997	23,088	29,531
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(256)	(274)	57
(Increase) decrease in prepaid expenses and other assets	(890)	750	(1,007)
(Decrease) increase in accrued interest payable	(76)	3	(26)
Increase (decrease) in accrued expenses and other liabilities	7,951	1,372	(1,880)

Net cash from operating activities	10,582	(1,173)	3,593

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(123,194)	(149,036)	(34,951)
Proceeds from maturities, calls, and principal repayments of securities available for sale	47,481	27,147	37,071
Proceeds from sales of securities available for sale	109,065	—	26,492
Purchase of securities held to maturity	—	(14,897)	(5,961)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	5,178	6,251	7,382
Proceeds from FHLB stock redemption	404	5,240	386
Proceeds from sale of real estate owned and repossessed assets	3,591	1,470	2,312
Loan originations, net of repayments, write-offs, and recoveries	(133,543)	5,633	(49,165)
Purchase of premises and equipment, net	(2,060)	(1,266)	(1,972)

Net cash from investing activities	(93,078)	(119,458)	(18,406)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Years Ended June 30,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$76,123	$46,765	$5,355
Proceeds from FHLB advances	160,223	17,150	116,600
Repayment of FHLB advances	(169,475)	(32,250)	(111,500)
Repayment of notes payable	(109)	—	—
Net increase (decrease) in advances from borrowers for taxes and insurance	108	(106)	370
Purchase of ESOP shares	(1,253)	(11,799)	—
Proceeds from issuance of common stock, net of expenses	—	126,941	—
Repurchase of common stock	(5,501)	—	—

Net cash from financing activities	60,116	146,701	10,825

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,380)	26,070	(3,988)

CASH AND CASH EQUIVALENTS, beginning of period	45,030	18,960	22,948

CASH AND CASH EQUIVALENTS, end of period	$22,650	$45,030	$18,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$4,846	$4,589	$4,755

Income taxes	$2,086	$330	$1,120

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$1,740	$(877)	$(508)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$1,352	$2,585	$1,138

Transfer of securities from available for sale to held to maturity	$—	$—	$5,570

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

Pursuant to the Plan, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of June 30, 2016, 1,048,029 shares, or 100.0% of the total, had been purchased. As of June 30, 2016, First Northwest has allocated 70,356 shares from the total shares purchased to participants.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities, revenues and expenses, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses, mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), and majority-owned Craft3 Development IV, LLC ("Craft3"). NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered a membership redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $6.7 million and $7.4 million at June 30, 2016 and 2015, respectively. First Federal was in compliance with its reserve requirements at June 30, 2016 and 2015.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at June 30, 2016 or 2015. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

Securities that are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at fair value, with the unrealized holding gain or loss reported in other comprehensive income (OCI), net of tax, as a separate component of shareholders' equity. Realized gains or losses are determined using the amortized cost basis of securities sold using the specific identification method and are included in earnings. Dividend and interest income on investments are recognized when earned. Premiums and discounts are recognized in interest income using the level yield method over the period to maturity.

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

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a minimum investment in

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2016 and 2015, First Federal’s minimum investment requirement was approximately $4.4 million and $4.8 million, respectively. First Federal was in compliance with the FHLB minimum investment requirement at June 30, 2016 and 2015. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at June 30, 2016 and 2015.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Periodically, First Federal sells mortgage loans with “life of the loan” recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at June 30, 2016 and 2015, was approximately $7.2 million and $7.4 million, respectively. Of these loans, two loans were repurchased for a total of $151,000 during the year ended June 30, 2016. Two loans were also repurchased in the amount of $335,000 during the year ended June 30, 2015. There is an associated allowance of $57,000 and $94,000 at June 30, 2016 and 2015, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets related to these loans.

Bank-owned life insurance - The carrying amount of life insurance approximates fair value. Fair value of life insurance is estimated using the cash surrender value, less applicable surrender charges. The change in cash surrender value is included in noninterest income. An additional $10.0 million of life insurance was purchased in August 2016.

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

Comprehensive income (loss) - Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income (loss), are components of comprehensive income (loss).

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

Employee Stock Ownership Plan - The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participants' accounts. Dividends on allocated ESOP shares reduce retained earnings while dividends on unearned ESOP shares reduce debt and accrued interest.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

According to the provisions of ASC 260, Earnings per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. At this time the Company has no share-based payment awards nor paid a dividend.

Recently issued accounting pronouncements - In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the impact of this ASU.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which simplifies the accounting for measurement period adjustments. The ASU simplifies accounting for business combinations by not requiring retrospective adjustments of estimated amounts. Instead, the effect on earnings by line item as a result of changes in provisional amounts will be separately disclosed in the period for which the accounting of the combination is complete. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to this amendment, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position based on the classification of the related asset or liability for financial reporting, or by the expected reversal date of the temporary difference. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of equity securities along with enhanced disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The Company is currently evaluating the impact of this ASU.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which amends the revenue recognition standard that was issued in 2014. The amendments in this ASU clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the impact of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

Reclassifications - Certain reclassifications have been made to the 2015 and 2014 consolidated financial statements to conform to the 2016 presentation with no effect on net income or equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2016, are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$21,609	$1,570	$—	$23,179
U.S. Treasury and government agency issued bonds (Agency bonds)	15,036	15	(3)	15,048
U.S. government agency issued asset-backed securities (ABS agency)	8,751	—	(816)	7,935
Corporate issued asset-backed securities (ABS corporate)	29,690	16	(325)	29,381
U.S. Small Business Administration securities (SBA)	9,335	166	—	9,501

Total	$84,421	$1,767	$(1,144)	$85,044

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$139,449	$2,228	$(28)	$141,649
Corporate issued mortgage-backed securities (MBS corporate)	41,164	100	(100)	41,164

Total	$180,613	$2,328	$(128)	$182,813

Total securities available for sale	$265,034	$4,095	$(1,272)	$267,857

Held to Maturity
Investment Securities
Municipal bonds	$14,425	$633	$—	$15,058
SBA	497	1	—	498

Total	$14,922	$634	$—	$15,556

Mortgage-Backed Securities
MBS agency	$41,116	$2,257	$(1)	$43,372

Total securities held to maturity	$56,038	$2,891	$(1)	$58,928

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2015, are summarized as follows:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$17,387	$122	$(235)	$17,274
Agency bonds	23,948	10	(184)	23,774
ABS agency	9,647	—	(446)	9,201
ABS corporate	29,634	—	—	29,634
SBA	33,955	519	(146)	34,328

Total	$114,571	$651	$(1,011)	$114,211

Mortgage-Backed Securities
MBS agency	$175,239	$2,241	$(603)	$176,877
MBS corporate	8,147	—	(195)	7,952

Total	$183,386	$2,241	$(798)	$184,829

Total securities available for sale	$297,957	$2,892	$(1,809)	$299,040

Held to Maturity
Investment Securities
Municipal bonds	$15,149	$424	$(20)	$15,553
SBA	875	3	(1)	877

Total	$16,024	$427	$(21)	$16,430

Mortgage-Backed Securities
MBS agency	$45,500	$889	$(309)	$46,080

Total securities held to maturity	$61,524	$1,316	$(330)	$62,510

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2016:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Agency bonds	$(3)	$2,497	$—	$—	$(3)	$2,497
ABS agency	—	—	(816)	7,935	(816)	7,935
ABS corporate	(325)	21,521	—	—	(325)	21,521

Total	$(328)	$24,018	$(816)	$7,935	$(1,144)	$31,953

Mortgage-Backed Securities
MBS agency	$—	$—	$(28)	$6,771	$(28)	$6,771
MBS corporate	(100)	26,120	—	—	(100)	26,120

Total	$(100)	$26,120	$(28)	$6,771	$(128)	$32,891

Held to Maturity
Mortgage-Backed Securities
MBS agency	$—	$652	$(1)	$89	$(1)	$741

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million. At June 30, 2015, there were 54 investment securities with $2.1 million of unrealized losses and a fair value of approximately $157.7 million.

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

There were no OTTI losses during the years ended June 30, 2016 or 2015.

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

	June 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

	June 30, 2015
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$32	$34
Due after one through five years	—	—	1	1
Due after five through ten years	5,912	5,988	6,207	6,303
Due after ten years	177,474	178,841	39,260	39,742

Total mortgage-backed securities	183,386	184,829	45,500	46,080

All other investment securities:
Due within one year	7,982	7,982	260	261
Due after one through five years	10,966	10,945	165	166
Due after five through ten years	28,836	28,820	9,921	10,126
Due after ten years	66,787	66,464	5,678	5,877

Total all other investment securities	114,571	114,211	16,024	16,430

Total investment securities	$297,957	$299,040	$61,524	$62,510

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

Sales of available-for-sale securities were as follows:

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Proceeds	$109,065	$—	$26,492
Gross gains	1,727	—	192
Gross losses	(160)	—	(80)

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	June 30,
	2016	2015
	(In thousands)
Real Estate:
One- to four-family	$308,471	$256,696
Multi-family	46,125	33,086
Commercial real estate	161,182	125,623
Construction and land	50,351	19,127
Total real estate loans	566,129	434,532

Consumer:
Home equity	33,909	36,387
Other consumer	9,023	8,198
Total consumer loans	42,932	44,585

Commercial business loans	16,924	14,764

Total loans	625,985	493,881

Less:
Net deferred loan fees	1,182	840
Premium on purchased loans, net	(2,280)	(1,957)
Allowance for loan losses	7,239	7,111

Total loans receivable, net	$619,844	$487,887

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	June 30,
	2016	2015
	(In thousands)
Adjustable-rate loans
Due within one year	$91,638	$64,577
After one but within five years	180,031	119,709
After five but within ten years	58,812	46,678
After ten years	—	—
	330,481	230,964
Fixed-rate loans
Due within one year	9,035	6,102
After one but within five years	38,202	23,974
After five but within ten years	43,059	42,458
After ten years	205,208	190,383
	295,504	262,917
	$625,985	$493,881

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following table summarizes changes in the ALLL and the loan portfolio by segment and impairment method for the periods shown:

	At or For the Year Ended June 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(140)	90	288	247	(205)	102	49	(198)	233
Charge-offs	(75)	—	(18)	(17)	(77)	(172)	(7)	—	(366)
Recoveries	64	—	—	33	63	59	42	—	261
Ending balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At June 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
General reserve	2,932	340	1,257	588	814	247	139	561	6,878
Specific reserve	60	1	11	11	19	63	196	—	361

Total loans	$308,471	$46,125	$161,182	$50,351	$33,909	$9,023	$16,924	$—	$625,985
General reserves (1)	302,370	46,003	159,525	50,260	33,279	8,912	16,564	—	616,913
Specific reserves (2)	6,101	122	1,657	91	630	111	360	—	9,072

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended June 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,408	$475	$1,491	$397	$1,289	$389	$388	$235	$8,072
Provision for loan losses	81	(224)	(493)	(29)	40	64	37	524	—
Charge-offs	(430)	—	—	(49)	(325)	(178)	(177)	—	(1,159)
Recoveries	84	—	—	17	48	46	3	—	198
Ending balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111

	At June 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
General reserve	2,982	251	923	318	998	244	207	759	6,682
Specific reserve	161	—	75	18	54	77	44	—	429

Total loans	$256,696	$33,086	$125,623	$19,127	$36,387	$8,198	$14,764	$—	$493,881
General reserves (1)	249,290	32,456	124,260	18,968	35,752	8,034	14,361	—	483,121
Specific reserves (2)	7,406	630	1,363	159	635	164	403	—	10,760

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Year Ended June 30, 2014
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,667	$230	$1,321	$297	$1,562	$453	$223	$221	$7,974
Provision for loan losses	311	245	295	133	75	75	159	14	1,307
Charge-offs	(662)	—	(125)	(35)	(434)	(181)	(10)	—	(1,447)
Recoveries	92	—	—	2	86	42	16	—	238
Ending balance	$3,408	$475	$1,491	$397	$1,289	$389	$388	$235	$8,072

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30,
	2016			2015
	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One- to four-family	$2,386	$2,728	$—	$3,502	$4,162	$—
Multi-family	—	—	—	503	503	—
Commercial real estate	475	558	—	355	416	—
Construction and land	—	—	—	17	48	—
Home equity	138	203	—	209	322	—
Other consumer	—	47	—	—	10	—
Commercial business	—	—	—	—	180	—
Total	2,999	3,536	—	4,586	5,641	—

With an allowance recorded:
One- to four-family	3,715	3,910	60	3,904	4,157	161
Multi-family	122	122	1	127	126	—
Commercial real estate	1,182	1,187	11	1,008	1,008	75
Construction and land	91	115	11	142	166	18
Home equity	492	527	19	426	441	54
Other consumer	111	137	63	164	181	77
Commercial business	360	360	196	403	403	44
Total	6,073	6,358	361	6,174	6,482	429

Total impaired loans:
One- to four-family	6,101	6,638	60	7,406	8,319	161
Multi-family	122	122	1	630	629	—
Commercial real estate	1,657	1,745	11	1,363	1,424	75
Construction and land	91	115	11	159	214	18
Home equity	630	730	19	635	763	54
Other consumer	111	184	63	164	191	77
Commercial business	360	360	196	403	583	44
Total	$9,072	$9,894	$361	$10,760	$12,123	$429

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Years Ended June 30,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$2,178	$69	$4,018	$162	$5,101	$173
Multi-family	284	—	543	17	—	—
Commercial real estate	325	12	1,284	21	3,015	40
Construction and land	14	—	237	4	61	12
Home equity	186	7	221	8	601	18
Other consumer	3	3	—	2	—	—
Commercial business	19	—	26	4	—	—
Total	3,009	91	6,329	218	8,778	243

With an allowance recorded:
One- to four-family	3,928	200	3,223	227	3,780	206
Multi-family	166	6	128	6	—	—
Commercial real estate	1,098	69	1,504	49	3,277	283
Construction and land	141	9	185	14	226	16
Home equity	503	31	593	28	786	26
Other consumer	149	9	101	8	—	—
Commercial business	367	22	454	23	—	—
Total	6,352	346	6,188	355	8,069	531

Total impaired loans:
One- to four-family	6,106	269	7,241	389	8,881	379
Multi-family	450	6	671	23	—	—
Commercial real estate	1,423	81	2,788	70	6,292	323
Construction and land	155	9	422	18	287	28
Home equity	689	38	814	36	1,387	44
Other consumer	152	12	101	10	—	—
Commercial business	386	22	480	27	—	—
Total	$9,361	$437	$12,517	$573	$16,847	$774

Interest income recognized on a cash basis on impaired loans for the years ended June 30, 2016, 2015 and 2014, was $376,000, $473,000, and $594,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30,
	2016	2015
	(In thousands)
One- to four-family	$2,413	$4,232
Commercial real estate	474	147
Construction and land	91	159
Home equity	167	181
Other consumer	112	164

Total nonaccrual loans	$3,257	$4,883

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2016 and June 30, 2015.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$662	$88	$466	$1,216	$307,255	$308,471
Multi-family	—	—	—	—	46,125	46,125
Commercial real estate	—	—	—	—	161,182	161,182
Construction and land	—	—	46	46	50,305	50,351
Total real estate loans	662	88	512	1,262	564,867	566,129

Consumer:
Home equity	344	—	2	346	33,563	33,909
Other consumer	105	—	—	105	8,918	9,023
Total consumer loans	449	—	2	451	42,481	42,932

Commercial business loans	—	—	—	—	16,924	16,924

Total loans	$1,111	$88	$514	$1,713	$624,272	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$—	$1,230	$704	$1,934	$254,762	$256,696
Multi-family	—	—	—	—	33,086	33,086
Commercial real estate	—	—	—	—	125,623	125,623
Construction and land	—	114	23	137	18,990	19,127
Total real estate loans	—	1,344	727	2,071	432,461	434,532

Consumer:
Home equity	81	15	98	194	36,193	36,387
Other consumer	58	89	10	157	8,041	8,198
Total consumer loans	139	104	108	351	44,234	44,585

Commercial business loans	—	—	—	—	14,764	14,764

Total loans	$139	$1,448	$835	$2,422	$491,459	$493,881

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At June 30, 2016 and June 30, 2015, First Federal had $4.6 million and $9.9 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

The following table represents the internally assigned grade as of June 30, 2015, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$247,491	$2,458	$794	$5,953	$256,696
Multi-family	22,907	9,550	—	629	33,086
Commercial real estate	106,072	12,960	5,134	1,457	125,623
Construction and land	18,426	351	113	237	19,127
Total real estate loans	394,896	25,319	6,041	8,276	434,532

Consumer:
Home equity	34,969	501	86	831	36,387
Other consumer	7,622	213	77	286	8,198
Total consumer loans	42,591	714	163	1,117	44,585

Commercial business loans	8,449	5,795	62	458	14,764

Total loans	$445,936	$31,828	$6,266	$9,851	$493,881

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business loans	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

The following table represents the credit risk profile based on payment activity as of June 30, 2015, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$4,232	$252,464	$256,696
Multi-family	—	33,086	33,086
Commercial real estate	147	125,476	125,623
Construction and land	159	18,968	19,127

Consumer:
Home equity	181	36,206	36,387
Other consumer	164	8,034	8,198

Commercial business loans	—	14,764	14,764

Total loans	$4,883	$488,998	$493,881

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows under the new terms discounted at the loan’s original effective interest rates. For TDR loans that subsequently default, the method of determining impairment is generally the fair value of the collateral less estimated selling costs.

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30,
	2016	2015
	(In thousands)
Total TDR loans	$6,545	$7,746
Allowance for loan losses related to TDR loans	267	272
Total nonaccrual TDR loans	944	2,070

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2016, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	6	$19	$—	$481	$500

	6	$19	$—	$481	$500
Post-modification outstanding recorded investment
One- to four-family	4	$18	$—	$484	$502

	4	$18	$—	$484	$502

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$86	$86

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2015, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$151	$—	$151
Home equity	1	—	50	—	50
Commercial business	1	—	105	—	105

	3	$—	$306	$—	$306
Post-modification outstanding recorded investment
One- to four-family	1	$—	$154	$—	$154
Home equity	1	—	50	—	50
Commercial business	1	—	105	—	105

	3	$—	$309	$—	$309

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2015.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2014, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	14	$950	$—	$1,493	$2,443
Multifamily	5	—	—	610	610
Home equity	2	—	29	44	73
Consumer other	1	—	—	1	1

	22	$950	$29	$2,148	$3,127
Post-modification outstanding recorded investment
One- to four-family	14	$947	$—	$1,500	$2,447
Multifamily	1	—	—	597	597
Home equity	2	—	29	44	73
Consumer other	1	—	—	1	1

	18	$947	$29	$2,142	$3,118

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2014.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$229	$229

No additional funds are committed to be advanced in connection with impaired loans at June 30, 2016.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2016			June 30, 2015
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$3,473	$812	$4,285	$3,079	$1,844	$4,923
Multi-family	122	—	122	629	—	629
Commercial real estate	1,182	132	1,314	1,216	147	1,363
Construction and land	—	—	—	—	—	—
Home equity	464	—	464	349	79	428
Other consumer	—	—	—	—	—	—
Commercial business loans	360	—	360	403	—	403

Total TDR loans	$5,601	$944	$6,545	$5,676	$2,070	$7,746

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	June 30,
	2016	2015	2014
	(In thousands)
Beginning balance	$1,914	$810	$2,265
Loans transferred to foreclosed assets	1,352	2,585	1,138
Sales	(3,591)	(1,470)	(2,312)
Write-downs	(140)	(212)	(306)
Net gain on sales	546	201	25
Ending balance	$81	$1,914	$810

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	June 30,
	2016	2015
	(In thousands)
One- to four-family residential properties	$—	$493
Land	22	—
Commercial real estate	—	1,368
Personal property	59	53

	$81	$1,914

Note 5 - Premises and Equipment

Premises and equipment consist of the following at June 30, 2016 and 2015:

	June 30,
	2016	2015
	(In thousands)
Land	$2,560	$2,560
Buildings	6,074	6,115
Building improvements	8,505	7,220
Furniture, fixtures, and equipment	7,071	6,140
Software	1,430	1,349
Automobiles	81	81
Construction in progress	184	733
	25,905	24,198
Less accumulated depreciation and amortization	(12,386)	(11,618)
	$13,519	$12,580

Depreciation expense was $1.1 million, $973,000, and $1.1 million for the years ended June 30, 2016, 2015, and 2014, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating rental payments for buildings were $144,000, $126,000, and $103,000 for the years ended June 30, 2016, 2015, and 2014, respectively.

Operating lease commitments - The Bank has lease agreements with unaffiliated parties for four locations. The lease terms for our three branches and one loan production office are not individually material. Lease expirations range from one to twenty years.

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

June 30,
Twelve-month period ending:	(In thousands)
2017	$234
2018	276
2019	219
2020	193
2021	196
Thereafter	1,764
Total minimum payments required	$2,882

Note 6 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $187.7 million and $213.9 million at June 30, 2016 and 2015, respectively.

Mortgage servicing rights for the years ended June 30 are as follows:

	2016	2015	2014
	(In thousands)
Balance at beginning of period	$1,187	$1,266	$1,434
Additions	70	197	154
Amortization	(259)	(276)	(323)
Valuation allowance recovery	—	—	1
Balance at end of period	$998	$1,187	$1,266

The aggregate change in valuation allowance for mortgage servicing rights for the years ended June 30 are as follows:

	2016	2015	2014
	(In thousands)
Balance at beginning of period	$—	$—	$(1)
Impairments	—	—	—
Recoveries	—	—	1
Balance at end of period	$—	$—	$—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key economic assumptions used in determining the fair value of mortgage servicing rights at June 30 are as follows:

	2016	2015	2014

Constant prepayment rate	11.0%	13.0%	10.7%
Weighted-average life (years)	5.8	5.7	6.3
Yield to maturity discount	9.3%	9.9%	10.0%

The fair values of mortgage servicing rights are approximately $1.7 million and $1.8 million at June 30, 2016 and 2015, respectively.

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the years ended June 30:

	2016	2015	2014
	(In thousands)
Servicing fees	$502	$561	$606
Late fees	18	23	24

Note 7 - Deposits

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at June 30, 2016 and 2015, was $43.5 million and $36.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted- Average Interest Rate	June 30, 2016	Weighted- Average Interest Rate	June 30, 2015
	(In thousands)
Savings	0.04%	$91,656	0.04%	$88,129
Transaction accounts	0.01%	213,442	0.01%	183,890
Insured money market accounts	0.26%	259,076	0.17%	227,217
Certificates of deposit and jumbo certificates	1.09%	159,113	0.94%	147,928

		$723,287		$647,164

Weighted-average interest rate		0.34%		0.28%

Maturities of certificates at the dates indicated are as follows:

June 30, 2016
(In thousands)
Within one year or less	$61,903
After one year through two years	45,368
After two years through three years	30,169
After three years through four years	11,150
After four years through five years	10,434
After five years	89

$159,113

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits at June 30, 2016 and 2015, include $51.2 million and $44.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $47.4 million and $42.7 million were pledged as collateral for these deposits at June 30, 2016 and 2015, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Years Ended June 30,
	2016	2015	2014
	(In thousands)
Savings	$36	$38	$38
Transaction accounts	14	10	10
Insured money market accounts	609	436	354
Certificates of deposit and jumbo certificates	1,510	1,185	1,135
	$2,169	$1,669	$1,537

Note 8 - Borrowings

FHLB Borrowings
First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $209.2 million and $198.8 million; and investment securities with a carrying value of $5.1 million and $7.3 million, at June 30, 2016 and 2015, respectively, pledged as collateral.

FHLB advances outstanding at June 30, 2016 and 2015, were as follows:

	June 30,
	2016	2015
	(In thousands)
Long-term advances	$60,000	$89,924
Overnight advances	20,672	—

The maximum and average outstanding balances and average interest rates on overnight advances were as follows:

	June 30,
	2016	2015	2014
	(In thousands)
Maximum outstanding at any month-end	$50,233	$1,000	$31,000
Monthly average outstanding	11,200	83	7,967
Weighted-average daily interest rates
Annual	0.35%	0.29%	0.29%
Period End	0.42%	0.29%	0.30%
Interest expense during the year	42	1	24

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016 and 2015, FHLB long-term, fixed-rate advances and are scheduled to mature as follows:

	Weighted-Average Interest Rate	2016	Weighted-Average Interest Rate	2015
	(In thousands)
Within one year or less	—%	$—	—%	$—
After one year through two years	—	—	—	—
After two years through three years	—	—	2.71	6,924
After three years through four years	3.24	30,000	2.65	18,000
After four years through five years	3.80	30,000	3.15	35,000
After five years	—	—	3.80	30,000
		$60,000		$89,924

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	June 30,
	2016	2015	2014
	(In thousands)
Maximum outstanding at any month-end	$89,924	$89,924	$99,924
Monthly average outstanding	75,808	89,924	96,591
Weighted-average interest rates
Annual	2.84%	3.24%	3.26%
Period End	3.52%	3.24%	3.24%
Interest expense during the year	2,559	2,917	3,163

Note Payable
At June 30, 2015, Craft3 Development IV, LLC, a subsidiary of First Federal, held a fixed-rate promissory note from Craft3, Inc. in the amount of $109,000. Simple interest of 4.50% per annum was calculated on the outstanding principal balance and was due monthly. The entire unpaid principal balance plus any remaining interest due was paid during 2016 prior to dissolving the partnership.

Note 9 - Federal Taxes on Income

The provision (benefit) for income taxes for the years ended June 30 is summarized as follows:

	2016	2015	2014
	(In thousands)
Current	$2,364	$647	$1,096
Deferred	(907)	(1,001)	(356)
	$1,457	$(354)	$740

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 34%, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the years ended June 30 is summarized as follows:

	2016	2015	2014
	(In thousands)
Income taxes computed at statutory rates	$1,853	$(1,851)	$1,159
Tax credits	—	(195)	(195)
Tax-exempt income	(358)	(218)	(357)
Bank-owned life insurance income	(39)	(35)	(32)
Deferred tax asset valuation allowance	—	1,917	—
Other, net	1	28	165
	$1,457	$(354)	$740

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

During the year ended June 30, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. At June 30, 2016, the balance of the contribution carryforward totaled $8.8 million. The contribution carryforward will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $1.9 million at both June 30, 2016 and 2015.

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

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at June 30, 2016 and June 30, 2015. During the years ended June 30, 2016 and 2015, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2013.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at June 30 are summarized as follows:

	2016	2015
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,527	$2,483
Accrued compensation	535	313
Nonaccrual loans	15	20
Credit carryforwards	—	205
Real estate owned	36	80
ESOP timing differences	69	—
Contribution carryforward	2,976	3,156
Total deferred tax assets	6,158	6,257

Deferred tax liabilities
Deferred loan fees	537	749
Unrealized gain on securities available for sale	960	369
FHLB stock dividends	807	881
Accumulated depreciation	1,281	1,417
Deferred investment gain	—	562
Other, net	152	174
Total deferred tax liabilities	3,737	4,152
Deferred tax asset, net	2,421	2,105

Deferred tax asset valuation allowance	(1,917)	(1,917)

Deferred tax asset, net of valuation allowance	$504	$188

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2015	2014
Source	Valuation Report	Valuation Report
Our plan	106.8%	105.3%
There was no change to the funded status of the plan as of June 30, 2016. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the years ended June 30 were:

2016		2015		2014
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(In thousands)
10/14/2015	$74	12/26/2014	$700	9/4/2013	$31
1/4/2016	425			12/31/2013	763

	$499		$700		$794

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at June 30, 2016 was $392,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

During the year ended June 30, 1994, First Federal began participation in a multi-employer 401(k) plan funded by employees and a Bank matching program. In December 2012, the Plan converted to a single-employer 401(k) plan. Beginning July 1, 2015, employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, an increase from the 20% limitation in prior plan years. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $159,000, $163,000, and $153,000 during the years ended June 30, 2016, 2015, and 2014, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of June 30, 2016, 1,048,029 shares, or 100.0% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. Annual principal and interest payments of $810,000 and $274,000 were made by the ESOP during the years ended June 30, 2016 and 2015, respectively.

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

Compensation expense related to the ESOP for the years ended June 30, 2016 and 2015 was $677,000 and $216,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Allocated shares	70,356	17,509
Unallocated shares	977,673	935,290

Total ESOP shares	1,048,029	952,799

Fair value of unallocated shares	$12,456	11,532

Stock Options and Restricted Stock

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the EIP is 1,834,050. Under the EIP stock options may be granted that, upon exercise, result in the issuance of up to 1,310,036 shares of common stock and up to 524,014 shares of restricted stock may be awarded. Shares of common stock issued under the EIP may be authorized but unissued shares or repurchased shares. During the year ended June 30, 2016, the Company purchased and retired 423,700 shares of common stock to be used for future stock awards.

As of June 30, 2016, no awards had been granted.

On July 7, 2016, the Company reissued 402,500 shares of common stock and granted them as restricted share awards to directors and certain employees pursuant to the EIP. The restricted shares will vest in equal installments of 20% per year over a five-year period.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank is subject to capital requirements which created a required ratio for common equity Tier 1 (“CET1”) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The minimum requirements are a ratio of common equity Tier 1 capital (CET1 capital) to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

In addition to the capital requirements, there were a number of changes in what constitutes regulatory capital, subject to a certain transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a transition period ending December 31, 2017. CET1 consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a transition period ending December 31, 2017. Because of the Bank’s asset size, the Bank is not considered an advanced approaches banking organization and has elected to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of June 30, 2016, the most recent regulatory notifications categorized First Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016 and 2015, regulatory capital for First Federal was calculated in accordance with the FDIC’s regulatory capital guidelines.

First Federal’s actual and required capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016 (1)
Common equity tier 1 capital
Bank only	$132,800	21.36%	$27,982	4.50%	$40,419	6.50%
Consolidated company	187,846	29.92	28,252	4.50	40,809	6.50

Tier 1 risk-based capital
Bank only	132,800	21.36	37,310	6.00	49,746	8.00
Consolidated company	187,846	29.92	37,670	6.00	50,227	8.00

Total risk-based capital
Bank only	140,237	22.55	49,746	8.00	62,183	10.00
Consolidated company	195,283	31.10	50,227	8.00	62,783	10.00

Tier 1 leverage capital
Bank only	132,800	13.77	38,566	4.00	48,208	5.00
Consolidated company	187,846	18.73	40,124	4.00	50,155	5.00

As of June 30, 2015
Common equity tier 1 capital
Bank only	$129,618	23.76%	$24,549	4.50%	$35,460	6.50%

Tier 1 risk-based capital
Bank only	129,618	23.76	32,733	6.00	43,643	8.00

Total risk-based capital
Bank only	136,443	25.01	43,643	8.00	54,554	10.00

Tier 1 leverage capital
Bank only	129,618	14.53	35,695	4.00	44,618	5.00

(1) As a small bank holding company, First Northwest Bancorp is not required to file regulatory ratios until March 31, 2017. Ratios were calculated voluntarily during the fiscal year ended June 30, 2016 in preparation of the filing requirement.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in loans to directors and executive officers for the periods shown:

	At or For the Year Ended June 30,
	2016	2015	2014
	(In thousands)
Beginning balance	$817	$1,226	$1,231
Loan advances	715	36	187
Loan repayments	(76)	(49)	(105)
Reclassifications[1]	—	(396)	(87)
Ending balance	$1,456	$817	$1,226

1 Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $1.4 million and $3.1 million at June 30, 2016 and 2015, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the years ended June 30, 2016 and 2015.

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30:

	2016	2015
	(In thousands)
Commitments to grant loans	$1,111	$4,183
Standby letters of credit	401	201
Unfunded commitments under lines of credit or existing loans	65,151	38,956

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans-to-one-borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At June 30, 2016 and 2015, First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $600.0 million and $471.5 million, or 95.9% and 95.5%, of First Federal’s total loan

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio at June 30, 2016 and 2015, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At June 30, 2016 and 2015, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $261.3 million and $295.4 million, or 79.6% and 80.8%, of First Federal’s total investment portfolio (including FHLB stock) at June 30, 2016 and 2015, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds	—	15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate	—	29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate	—	41,164	—	41,164
	$—	$267,857	$—	$267,857

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$17,274	$—	$17,274
Agency bonds		23,774	—	23,774
ABS agency	—	9,201	—	9,201
ABS corporate		29,634	—	29,634
SBA	—	34,328	—	34,328
MBS agency	—	176,877	—	176,877
MBS corporate		7,952	—	7,952
	$—	$299,040	$—	$299,040

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$10,760	$10,760
Real estate owned and repossessed assets	—	—	1,914	1,914

	$—	$—	$12,674	$12,674

During the year ended June 30, 2016, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Impaired loans	$10,760	Market comparable	Discount to appraisal	0% - 35% (6%)
Real estate owned and repossessed assets	1,914	Market comparable	Discount to appraisal	0% - 10% (1%)

[1]	Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2016
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$—	$—	$—	$—	$22,650	$22,650
Investment securities available for sale	—	—	267,857	267,857	—	—	267,857	267,857
Investment securities held to maturity	—	—	56,038	58,928	—	—	56,038	58,928
Loans held for sale	—	—	917	917	—	—	917	917
Loans receivable, net	—	—	—	—	619,844	631,754	619,844	631,754
FHLB stock	—	—	4,403	4,403	—	—	4,403	4,403
Accrued interest receivable	—	—	2,802	2,802	—	—	2,802	2,802
Mortgage servicing rights, net	—	—	—	—	998	1,703	998	1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$—	$—	$—	$—	$564,174	$564,174
Time deposits	—	—	159,113	160,354	—	—	159,113	160,354
Borrowings	—	—	80,672	85,867	—	—	80,672	85,867
Accrued interest payable	—	—	189	189	—	—	189	189

	June 30, 2015
	Level 1		Level 2		Level 3		Total
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$45,030	$45,030	$—	$—	$—	$—	$45,030	$45,030
Investment securities available for sale	—	—	299,040	299,040	—	—	299,040	299,040
Investment securities held to maturity	—	—	61,524	62,510	—	—	61,524	62,510
Loans held for sale	—	—	110	110	—	—	110	110
Loans receivable, net	—	—	—	—	487,887	493,270	487,887	493,270
FHLB stock	—	—	4,807	4,807	—	—	4,807	4,807
Accrued interest receivable	—	—	2,546	2,546	—	—	2,546	2,546
Mortgage servicing rights, net	—	—	—	—	1,187	1,837	1,187	1,837

Financial liabilities
Demand deposits	$499,236	$499,236	$—	$—	$—	$—	$499,236	$499,236
Time deposits	—	—	147,928	148,436	—	—	147,928	148,436
Borrowings	—	—	90,033	93,426	—	—	90,033	93,426
Accrued interest payable	—	—	265	265	—	—	265	265

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2016 and 2015. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

Note 15 - Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at June 30, 2016 as the Company does not have any additional potential dilutive common shares.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the periods shown.

	Years Ended June 30,
	2016	2015
Numerator:
Net income (loss)	$3,992	$(5,090)

Denominator:
Denominator for basic and diluted earnings per share -
weighted average common shares outstanding	12,049,621	12,165,071

Basic and diluted earnings (loss) per share	$0.33	$(0.42)

As of June 30, 2016, the ESOP had purchased 1,048,029 shares of First Northwest Bancorp in the open market. Unallocated ESOP shares are not included as outstanding shares for basic or diluted earnings per share calculations. As of June 30, 2016, 70,356 shares have been allocated to employees through the ESOP while 977,673 shares remain unallocated.

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP
Condensed Balance Sheets
(In thousands)

	June 30,
	2016	2015
ASSETS
Cash and due from banks	$5,532	$6,676
Investment securities available for sale, at fair value	35,535	39,668
Investment in bank	134,524	130,647
ESOP loan receivable	12,379	11,630
Accrued interest receivable	139	171
Deferred tax asset, net	1,144	1,372
Receivable from subsidiary	—	185
Prepaid expenses and other assets	843	439

Total assets	$190,096	$190,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	$355	$107

Shareholders' equity	189,741	190,681

Total liabilities and shareholders' equity	$190,096	$190,788

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP AND SUBSIDIARY
Condensed Statements of Income
(In thousands)

	Years Ended June 30,
	2016	2015
Operating income:
Interest and fees on loans receivable	$305	$106
Interest on mortgage-backed and related securities	251	24
Interest on investment securities	418	114
Gain on sale of securities	4	—
Total operating income	978	244
Operating expenses:
Charitable contributions	—	9,734
Other expenses	607	89
Total operating expenses	607	9,823
Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings of subsidiary	371	(9,579)
Provision (benefit) for income taxes	128	(1,335)
Income (loss) before equity in undistributed earnings of subsidiary	243	(8,244)
Equity in undistributed earnings of subsidiary	3,749	3,154

Net income (loss)	$3,992	$(5,090)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP AND SUBSIDIARY
Condensed Statement of Cash Flows
(In thousands)

	Years Ended June 30,
	2016	2015
Cash flows from operating activities:
Net gain (loss)	$3,992	$(5,090)
Adjustments to reconcile net gain (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(3,749)	(3,154)
Amortization of premiums and accretion of discounts on investments, net	201	80
Gain on sale of securities available for sale	(4)	—
Change in deferred tax assets, net	1	(1,372)
Change in receivable from subsidiary	185	(185)
Change in other assets	(372)	(478)
Change in other liabilities	248	107

Net cash from operating activities	502	(10,092)

Cash flows from investing activities:
Purchase of securities available for sale	(13,629)	(41,106)
Proceeds from maturities, calls, and principal repayments of securities available for sale	4,758	967
Proceeds from sales of securities available for sale	13,475	—
Investment in subsidiary	—	(58,404)
ESOP loan origination, net of repayments	(749)	(11,630)

Net cash from investing activities	3,855	(110,173)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	126,941
Repurchase of common stock	(5,501)	—

Net cash from financing activities	(5,501)	126,941

Net (decrease) increase in cash	(1,144)	6,676

Cash and cash equivalents at beginning of period	6,676	—

Cash and cash equivalents at end of period	$5,532	$6,676

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$667	$(393)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
2016
Total interest income	$7,524	$7,941	$8,161	$8,546
Total interest expense	1,227	1,181	1,155	1,207
Net interest income	6,297	6,760	7,006	7,339
Provision for loan losses	—	—	—	233
Net interest income after provision for loan losses	6,297	6,760	7,006	7,106
Total noninterest income	1,263	1,878	1,051	1,985
Total noninterest expense	5,915	7,683	6,862	7,437
Income before provision for federal income tax expense	1,645	955	1,195	1,654
Provision for federal income tax expense	417	242	298	500
Net income	$1,228	$713	$897	$1,154

Basic earnings per share	$0.10	$0.06	$0.07	$0.10
Diluted earnings per share	$0.10	$0.06	$0.07	$0.10

2015
Total interest income	$6,630	$6,717	$6,891	$7,249
Total interest expense	1,107	1,116	1,162	1,207
Net interest income	5,523	5,601	5,729	6,042
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,523	5,601	5,729	6,042
Total noninterest income	1,142	979	1,293	1,293
Total noninterest expense	5,517	5,442	15,761	6,326
Income (loss) before provision (benefit) for federal income tax expense	1,148	1,138	(8,739)	1,009
Provision (benefit) for federal income tax expense	299	256	(1,160)	251
Net income (loss)	$849	$882	$(7,579)	$758

Basic earnings (loss) per share	na (1)	na (1)	$(0.62)	$0.06
Diluted earnings (loss) per share	na (1)	na (1)	$(0.62)	$0.06

(1) Not applicable as no shares were issued or outstanding during these periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i)    Disclosure controls and procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2016 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(a)    Management's report on internal control over financial reporting.
First Northwest Bancorp's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Act of 1934. The Company's internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of June 30, 2016, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2016, which is included in Item 8. Financial Statements and Supplementary Data.

(b)    Attestation report of the registered public accounting firm.
The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

(c)    Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Jennifer Zaccardo (Chairperson), David Blake, Lloyd Eisenman, Steven Oliver, and Norman Tonina.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined that Ms. Zaccardo meets the definition of “audit committee financial expert,” as defined by the SEC.

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

(d)	Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plan as of June 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
First Northwest Bancorp 2015 Equity Incentive Plan (1)	—	N/A	1,310,036
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	1,310,036

(1) As of June 30, 2016, no awards had been granted under the First Northwest Bancorp 2015 Equity Incentive plan (the "EIP"). On July 7, 2016, the Company granted 402,500 restricted shares of common stock to directors and certain employees pursuant to the EIP. The restricted shares will vest in equal installments of 20% per year over a five-year period. The restricted shares granted under the EIP were purchased by First Northwest Bancorp in open market transactions and retired during the year ended June 30, 2016. Subsequent to these restricted stock awards, stock options that, upon exercise result in the issuance of up to 1,310,036 shares of our common stock and 121,514 shares of restricted, remain available for future issuance under the EIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

Director Independence.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned “Proposal 3 – Ratification of Appointment of Independent Auditor” is included in the Company’s Proxy Statement and is incorporated herein by reference.

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
10.3    Severance Agreement with Elaine T. Gentilo (2)
10.4    Form of Employment Agreement with Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue, Kelly A. Liske and Jeffrey S. Davis (3)
10.5    First Federal Fiscal Year 2016 Cash Incentive Plan (4)
10.6    Form of Participation Agreement under the First Federal Fiscal Year 2016 Cash Incentive Plan (4)
10.7    First Northwest Bancorp 2015 Equity Incentive Plan (5)
14     Code of Ethics (6)
21     Subsidiaries of Registrant
23    Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101     The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
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
(2)    Filed as an exhibit to the Company's Current Report on Form 8-K filed May 14, 2015 (File No. 001-36741) and incorporated herein by reference.
(3)    Filed as an exhibit to the Company's Current Report on Form 8-K filed August 3, 2015 (File No. 001-36741) and incorporated herein by reference.
(4)    Filed as an exhibit to the Company's Current Report on Form 8-K filed August 27, 2015 (File No. 001-36741) and incorporated herein by reference.
(5)     Filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 25, 2015 (File No. 001-36741) and incorporated herein by reference.
(6)    The Company elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.ourfirstfed.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

September 9, 2016	By: /s/Laurence J. Hueth
Laurence J. Hueth
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Laurence J. Hueth	September 9, 2016
Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/Regina M. Wood	September 9, 2016
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/Stephen E. Oliver	September 9, 2016
Stephen E. Oliver
Chairman of the Board and Director

By: /s/David A. Blake	September 9, 2016
David A. Blake
Director

By: /s/Lloyd J. Eisenman	September 9, 2016
Lloyd J. Eisenman
Director

By: /s/Cindy H. Finnie	September 9, 2016
Cindy H. Finnie
Director

By: /s/David T. Flodstrom	September 9, 2016
David T. Flodstrom
Director

By: /s/Jennifer Zaccardo	September 9, 2016
Jennifer Zaccardo
Director

By: /s/Norman J. Tonina, Jr.	September 9, 2016
Norman J. Tonina, Jr.
Director

By: /s/Craig Curtis	September 9, 2016
Craig Curtis
Director

By: /s/Dana Behar	September 9, 2016
Dana Behar
Director

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Annual Report on Form 10-K for the year ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements