Form 10-Q
period 2016-09-30
First Northwest Bancorp
filed 2016-11-07
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2016, there were 12,967,346 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	September 30, 2016	June 30, 2016

Cash and due from banks	$11,761	$12,841
Interest-bearing deposits in banks	18,042	9,809
Investment securities available for sale, at fair value	247,105	267,857
Investment securities held to maturity, at amortized cost	54,855	56,038
Loans held for sale	147	917
Loans receivable (net of allowance for loan losses of $7,682 and $7,239)	664,059	619,844
Federal Home Loan Bank (FHLB) stock, at cost	4,176	4,403
Accrued interest receivable	2,877	2,802
Premises and equipment, net	13,590	13,519
Mortgage servicing rights, net	1,048	998
Bank-owned life insurance, net	28,452	18,282
Real estate owned and repossessed assets	131	81
Prepaid expenses and other assets	2,266	2,711

Total assets	$1,048,509	$1,010,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$776,345	$723,287
Borrowings	75,090	80,672
Accrued interest payable	184	189
Accrued expenses and other liabilities	5,908	15,173
Advances from borrowers for taxes and insurance	1,708	1,040

Total liabilities	859,235	820,361

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 12,967,346 at September 30, 2016; issued and outstanding 12,676,660 at June 30,2016	130	127
Additional paid-in capital	121,885	122,595
Retained earnings	77,612	77,301
Accumulated other comprehensive income, net of tax	1,659	1,895
Unearned employee stock ownership plan (ESOP) shares	(12,012)	(12,177)

Total shareholders' equity	189,274	189,741

Total liabilities and shareholders' equity	$1,048,509	$1,010,102

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	September 30,
	2016	2015
INTEREST INCOME
Interest and fees on loans receivable	$6,719	$5,502
Interest on mortgage-backed securities	1,124	1,202
Interest on investment securities	649	789
Interest-bearing deposits and other	13	20
FHLB dividends	35	11

Total interest income	8,540	7,524
INTEREST EXPENSE
Deposits	647	501
Borrowings	542	726

Total interest expense	1,189	1,227

Net interest income	7,351	6,297
PROVISION FOR LOAN LOSSES	350	—

Net interest income after provision for loan losses	7,001	6,297
NONINTEREST INCOME
Loan and deposit service fees	913	929
Mortgage servicing fees, net of amortization	63	58
Net gain on sale of loans	269	42
Increase in cash surrender value of bank-owned life insurance	170	39
Other income	29	195

Total noninterest income	1,444	1,263

NONINTEREST EXPENSE
Compensation and benefits	4,160	3,273
Real estate owned and repossessed assets expenses (income), net	39	(342)
Data processing	764	655
Occupancy and equipment	897	813
Supplies, postage, and telephone	150	139
Regulatory assessments and state taxes	134	94
Advertising	129	189
Professional fees	357	460
FDIC insurance premium	119	124
Other	711	510

Total noninterest expense	7,460	5,915

INCOME BEFORE PROVISION FOR INCOME TAXES	985	1,645

PROVISION FOR INCOME TAXES	334	417

NET INCOME	$651	$1,228

Basic and diluted earnings per share	$0.06	$0.10

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2016	2015

NET INCOME	$651	$1,228

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision
of $(120) and $308, respectively	(236)	592

Other comprehensive (loss) income, net of tax	(236)	592

COMPREHENSIVE INCOME	$415	$1,820

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2016 and 2015
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				1,228			1,228
Other comprehensive income, net of tax						592	592
Purchase of ESOP shares					(390)		(390)
ESOP shares committed to be released			(1)		148		147

BALANCE, September 30, 2015	13,100,360	$131	$126,808	$75,801	$(11,824)	$1,342	$192,258

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				651			651
Common stock repurchased	(99,314)	(1)	(992)	(340)			(1,333)
Restricted stock awards net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax						(236)	(236)
Share-based compensation			256				256
ESOP shares committed to be released			30		165		195

BALANCE, September 30, 2016	12,967,346	$130	$121,885	$77,612	$(12,012)	$1,659	$189,274

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$651	$1,228
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	304	246
Amortization and accretion of premiums and discounts on investments, net	388	389
Amortization of deferred loan fees, net	101	4
Amortization of mortgage servicing rights, net	55	78
Additions to mortgage servicing rights, net	(105)	(13)
Provision for loan losses	350	—
Gain on sale of real estate owned and repossessed assets, net	—	(430)
Deferred federal income taxes	530	(191)
Allocation of ESOP shares	195	147
Stock compensation expense	256	—
Gain on sale of loans, net	(269)	(42)
Impairment of real estate owned and repossessed assets	32	46
Increase in cash surrender value of life insurance, net	(170)	(39)
Origination of loans held for sale	(10,339)	(1,374)
Proceeds from loans held for sale	11,378	1,458
Change in assets and liabilities:
Increase in accrued interest receivable	(75)	(118)
Decrease (increase) in prepaid expenses and other assets	445	(1,978)
Decrease in accrued interest payable	(5)	(22)
Decrease in accrued expenses and other liabilities	(9,674)	(609)

Net cash from operating activities	(5,952)	(1,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(29,761)
Proceeds from maturities, calls, and principal repayments of securities available for sale	20,083	11,208
Proceeds from maturities, calls, and principal repayments of securities held to maturity	1,107	1,573
Proceeds from FHLB stock redemption	227	10
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from sale of real estate owned and repossessed assets	—	2,723
Loan originations, net of repayments, charge-offs, and recoveries	(44,748)	(10,429)
Purchase of premises and equipment	(375)	(439)

Net cash from investing activities	(33,706)	(25,115)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$53,058	$19,779
Proceeds from FHLB advances	47,774	—
Repayment of FHLB advances	(53,356)	—
Repayment of notes payable	—	(109)
Net increase in advances from borrowers for taxes and insurance	668	598
Purchase of ESOP shares	—	(390)
Repurchase of common stock	(1,333)	—

Net cash from financing activities	46,811	19,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,153	(6,457)

CASH AND CASH EQUIVALENTS, beginning of period	22,650	45,030

CASH AND CASH EQUIVALENTS, end of period	$29,803	$38,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$1,194	$1,249

Income taxes	$1,450	$850

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(356)	$900

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$82	$988

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses ("ALLL"), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans.

The Company completed its stock offering and became a public company on January 29, 2015. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), majority-owned Craft3 Development IV, LLC ("Craft3"), and majority-owned 202 Master Tenant, LLC ("Master Tenant"). NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered a membership redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. In August 2016 First Federal entered into a partnership with the Peninsula College Foundation forming 202 Master Tenant, LLC. An initial equity contribution of $274,000 was made in September 2016 with a final contribution of $1.1 million due once a historic tax credit has been granted and all remaining items outlined in the agreement satisfied. All material intercompany accounts and transactions have been eliminated in consolidation.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has early-adopted this ASU.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides specific guidance on eight classification issues in order to achieve more consistent reporting. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-15 will not have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2016, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$21,592	$1,281	$—	$22,873
U.S. Treasury and government agency issued bonds (Agency bonds)	10,050	—	(12)	10,038
U.S. government agency issued asset-backed securities (ABS agency)	8,548	—	(720)	7,828
Corporate issued asset-backed securities (ABS corporate)	29,697	133	(110)	29,720
U.S. Small Business Administration securities (SBA)	8,981	128	—	9,109
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	128,626	1,655	(51)	130,230
Corporate issued mortgage-backed securities (MBS corporate)	37,144	222	(59)	37,307

Total securities available for sale	$244,638	$3,419	$(952)	$247,105

Held to Maturity
Municipal bonds	$14,351	$511	$—	$14,862
SBA	483	1	—	484
Mortgage-backed securities:
MBS agency	40,021	2,027	(2)	42,046

Total securities held to maturity	$54,855	$2,539	$(2)	$57,392

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2016, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$21,609	$1,570	$—	$23,179
Agency bonds	15,036	15	(3)	15,048
ABS agency	8,751	—	(816)	7,935
ABS corporate	29,690	16	(325)	29,381
SBA	9,335	166	—	9,501
Mortgage-backed securities:
MBS agency	139,449	2,228	(28)	141,649
MBS corporate	41,164	100	(100)	41,164

Total securities available for sale	$265,034	$4,095	$(1,272)	$267,857

Held to Maturity
Municipal bonds	$14,425	$633	$—	$15,058
SBA	497	1	—	498
Mortgage-backed securities:
MBS agency	41,116	2,257	(1)	43,372

Total securities held to maturity	$56,038	$2,891	$(1)	$58,928

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2016:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Agency bonds	$(12)	$2,488	$—	$—	$(12)	$2,488
ABS agency	—	—	(720)	7,829	(720)	7,829
ABS corporate	(110)	21,740	—	—	(110)	21,740
Mortgage-backed securities:
MBS agency	(25)	3,636	(26)	2,599	(51)	6,235
MBS corporate	(18)	7,631	(41)	9,482	(59)	17,113

Total available for sale	$(165)	$35,495	$(787)	$19,910	$(952)	$55,405

Held to Maturity
Mortgage-backed securities:
MBS agency	$(1)	$742	$(1)	$83	$(2)	$825

Total held to maturity	$(1)	$742	$(1)	$83	$(2)	$825

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2016:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Agency bonds	$(3)	$2,497	$—	$—	$(3)	$2,497
ABS agency	—	—	(816)	7,935	(816)	7,935
ABS corporate	(325)	21,521	—	—	(325)	21,521
Mortgage-backed securities:
MBS agency	—	—	(28)	6,771	(28)	6,771
MBS corporate	(100)	26,120	—	—	(100)	26,120

Total available for sale	$(428)	$50,138	$(844)	$14,706	$(1,272)	$64,844

Held to Maturity
Mortgage-backed securities:
MBS agency	$—	$652	$(1)	$89	$(1)	$741

Total held to maturity	$—	$652	$(1)	$89	$(1)	$741

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2016, there were 17 investment securities with $954,000 of unrealized losses and a fair value of approximately $56.2 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million.

We believe that the unrealized losses on our investment securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the three months ended September 30, 2016 or 2015.

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

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	1,995	2,040
Due after five through ten years	17,795	18,259	3,373	3,432
Due after ten years	147,975	149,278	34,653	36,574

Total mortgage-backed securities	165,770	167,537	40,021	42,046

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,793	6,878	—	—
Due after five through ten years	39,143	39,453	9,653	9,968
Due after ten years	32,932	33,237	5,181	5,378

Total all other investment securities	78,868	79,568	14,834	15,346

Total investment securities	$244,638	$247,105	$54,855	$57,392

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

There were no sales of securities available-for-sale during the three months ended September 30, 2016 or 2015.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2016	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$328,772	$308,471
Multi-family	48,042	46,125
Commercial real estate	179,642	161,182
Construction and land	52,303	50,351
Total real estate loans	608,759	566,129

Consumer:
Home equity	33,753	33,909
Other consumer	10,627	9,023
Total consumer loans	44,380	42,932

Commercial business loans	17,036	16,924

Total loans	670,175	625,985

Less:
Net deferred loan fees	1,137	1,182
Premium on purchased loans, net	(2,703)	(2,280)
Allowance for loan losses	7,682	7,239

Total loans receivable, net	$664,059	$619,844

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

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(128)	14	143	(14)	(32)	23	590	(246)	350
Charge-offs	—	—	—	—	(2)	(23)	—	—	(25)
Recoveries	85	—	—	—	11	21	1	—	118
Ending balance	$2,949	$355	$1,411	$585	$810	$331	$926	$315	$7,682

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At September 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,949	$355	$1,411	$585	$810	$331	$926	$315	$7,682
General reserve	2,887	354	1,400	577	799	303	730	315	7,365
Specific reserve	62	1	11	8	11	28	196	—	317

Total loans	$328,772	$48,042	$179,642	$52,303	$33,753	$10,627	$17,036	$—	$670,175
General reserves (1)	322,820	47,921	178,006	52,215	33,270	10,599	16,678	—	661,509
Specific reserves (2)	5,952	121	1,636	88	483	28	358	—	8,666

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended September 30, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(113)	9	42	36	(79)	2	(122)	225	—
Charge-offs	(7)	—	—	—	(39)	(50)	(7)	—	(103)
Recoveries	4	—	—	—	12	11	41	—	68
Ending balance	$3,027	$260	$1,040	$372	$946	$284	$163	$984	$7,076

	At June 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
General reserve	2,932	340	1,257	588	814	247	139	561	6,878
Specific reserve	60	1	11	11	19	63	196	—	361

Total loans	$308,471	$46,125	$161,182	$50,351	$33,909	$9,023	$16,924	$—	$625,985
General reserves (1)	302,370	46,003	159,525	50,260	33,279	8,912	16,564	—	616,913
Specific reserves (2)	6,101	122	1,657	91	630	111	360	—	9,072

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$2,084	$2,422	$—	$2,386	$2,728	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	462	553	—	475	558	—
Construction and land	—	—	—	—	—	—
Home equity	146	213	—	138	203	—
Other consumer	—	13	—	—	47	—
Commercial business	—	—	—	—	—	—
Total	2,692	3,201	—	2,999	3,536	—

With an allowance recorded:
One-to-four family	3,868	4,088	62	3,715	3,910	60
Multi-family	121	121	1	122	122	1
Commercial real estate	1,174	1,177	11	1,182	1,187	11
Construction and land	88	112	8	91	115	11
Home equity	337	371	11	492	527	19
Other consumer	28	71	28	111	137	63
Commercial business	358	358	196	360	360	196
Total	5,974	6,298	317	6,073	6,358	361

Total impaired loans:
One-to-four family	5,952	6,510	62	6,101	6,638	60
Multi-family	121	121	1	122	122	1
Commercial real estate	1,636	1,730	11	1,657	1,745	11
Construction and land	88	112	8	91	115	11
Home equity	483	584	11	630	730	19
Other consumer	28	84	28	111	184	63
Commercial business	358	358	196	360	360	196
Total	$8,666	$9,499	$317	$9,072	$9,894	$361

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$2,274	$32	$3,003	$42
Multi-family	—	—	334	4
Commercial real estate	468	2	354	6
Construction and land	—	—	16	1
Home equity	139	2	283	5
Other consumer	—	—	11	—
Commercial business	—	—	—	—
Total	2,881	36	4,001	58

With an allowance recorded:
One-to-four family	3,705	66	3,399	60
Multi-family	121	2	293	1
Commercial real estate	1,177	17	1,002	12
Construction and land	89	8	148	5
Home equity	370	7	368	7
Other consumer	84	1	167	5
Commercial business	358	5	401	6
Total	5,904	106	5,778	96

Total impaired loans:
One-to-four family	5,979	98	6,402	102
Multi-family	121	2	627	5
Commercial real estate	1,645	19	1,356	18
Construction and land	89	8	164	6
Home equity	509	9	651	12
Other consumer	84	1	178	5
Commercial business	358	5	401	6
Total	$8,785	$142	$9,779	$154

Interest income recognized on a cash basis on impaired loans for the three months ended September 30, 2016 and 2015, was $91,000 and $87,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2016	June 30, 2016
	(In thousands)
One-to-four family	$2,143	$2,413
Commercial real estate	462	474
Construction and land	88	91
Home equity	143	167
Other consumer	29	112

Total nonaccrual loans	$2,865	$3,257

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2016 and June 30, 2016.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$125	$280	$405	$328,367	$328,772
Multi-family	—	—	—	—	48,042	48,042
Commercial real estate	—	—	—	—	179,642	179,642
Construction and land	—	36	46	82	52,221	52,303
Total real estate loans	—	161	326	487	608,272	608,759

Consumer:
Home equity	348	—	—	348	33,405	33,753
Other consumer	50	42	—	92	10,535	10,627
Total consumer loans	398	42	—	440	43,940	44,380

Commercial business loans	—	—	—	—	17,036	17,036

Total loans	$398	$203	$326	$927	$669,248	$670,175

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$662	$88	$466	$1,216	$307,255	$308,471
Multi-family	—	—	—	—	46,125	46,125
Commercial real estate	—	—	—	—	161,182	161,182
Construction and land	—	—	46	46	50,305	50,351
Total real estate loans	662	88	512	1,262	564,867	566,129

Consumer:
Home equity	344	—	2	346	33,563	33,909
Other consumer	105	—	—	105	8,918	9,023
Total consumer loans	449	—	2	451	42,481	42,932

Commercial business loans	—	—	—	—	16,924	16,924

Total loans	$1,111	$88	$514	$1,713	$624,272	$625,985

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At September 30, 2016 and June 30, 2016, First Federal had $4.0 million and $4.6 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$323,664	$1,567	$797	$2,744	$328,772
Multi-family	41,900	6,021	121	—	48,042
Commercial real estate	172,663	4,114	2,321	544	179,642
Construction and land	51,442	35	684	142	52,303
Total real estate loans	589,669	11,737	3,923	3,430	608,759

Consumer:
Home equity	32,574	629	59	491	33,753
Other consumer	10,245	209	138	35	10,627
Total consumer loans	42,819	838	197	526	44,380

Commercial business loans	15,526	—	1,485	25	17,036

Total loans	$648,014	$12,575	$5,605	$3,981	$670,175

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$2,143	$326,629	$328,772
Multi-family	—	48,042	48,042
Commercial real estate	462	179,180	179,642
Construction and land	88	52,215	52,303

Consumer:
Home equity	143	33,610	33,753
Other consumer	29	10,598	10,627

Commercial business	—	17,036	17,036

Total loans	$2,865	$667,310	$670,175

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

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

Upon identifying a receivable as a TDR loan, First Federal classifies the loan as impaired for purposes of determining the allowance for loan losses. This requires the loan to initially be evaluated individually for impairment, generally based on the expected cash flows under the new terms discounted at the loan’s original effective interest rates. For TDR loans that subsequently

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

default, the method of determining impairment is generally the fair value of the collateral less estimated selling costs. Certain qualifying TDR loans are subsequently measured for impairment using the factor for the corresponding segment and risk rating.

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30,	June 30,
	2016	2016
	(In thousands)
Total TDR loans	$6,265	$6,545
Allowance for loan losses related to TDR loans	274	267
Total nonaccrual TDR loans	566	944

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three months ended September 30, 2016 and 2015.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended September 30, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$86	$86

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended September 30, 2015.

No additional funds are committed to be advanced in connection with impaired loans at September 30, 2016.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2016			June 30, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,707	$438	$4,145	$3,473	$812	$4,285
Multi-family	121	—	121	122	—	122
Commercial real estate	1,173	128	1,301	1,182	132	1,314
Home equity	340	—	340	464	—	464
Commercial business	358	—	358	360	—	360

Total TDR loans	$5,699	$566	$6,265	$5,601	$944	$6,545

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2016 and June 30, 2016, was $53.5 million and $43.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	September 30, 2016	Weighted-Average Interest Rate	June 30, 2016
	(Dollars in thousands)
Savings	0.04%	$96,720	0.04%	$91,656
Transaction accounts	0.01%	234,923	0.01%	213,442
Money market accounts	0.27%	276,230	0.26%	259,076
Certificates of deposit and jumbo certificates	1.11%	168,472	1.09%	159,113

		$776,345		$723,287

Weighted-average interest rate		0.34%		0.34%

Maturities of certificates at the dates indicated are as follows:

	September 30, 2016	June 30, 2016
	(In thousands)
Within one year or less	$57,862	$61,903
After one year through two years	55,059	45,368
After two years through three years	31,703	30,169
After three years through four years	11,741	11,150
After four years through five years	12,033	10,434
After five years	74	89

	$168,472	$159,113

Deposits at September 30, 2016 and June 30, 2016, include $58.1 million and $51.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $46.7 million and $47.4 million were pledged as collateral for these deposits at September 30, 2016 and June 30, 2016, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	September 30,
	2016	2015
	(In thousands)
Savings	$10	$9
Transaction accounts	4	3
Insured money market accounts	187	141
Certificates of deposit and jumbo certificates	446	348

	$647	$501

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

The effective tax rates were 33.9% and 25.3% for the three months ended September 30, 2016 and 2015, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from bank-owned life insurance ("BOLI") and tax-exempt interest.

Note 6 - Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In addition, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015
Numerator:
Net income	$651	$1,228

Denominator:
Basic weighted average common shares outstanding	11,647,106	12,144,859
Dilutive restricted stock grants	186,399	—
Diluted weighted average common shares outstanding	11,833,505	12,144,859

Basic earnings per share	$0.06	$0.10

Diluted earnings per share	$0.06	$0.10

As of September 30, 2016, the ESOP had purchased 1,048,029 shares in the open market. Unallocated shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2016, there were 964,461 shares in the ESOP that remain unallocated.

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

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares at an average price of $12.45 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At September 30, 2016, the weighted average interest rate paid on the ESOP loan payable was 2.46% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the three months ended September 30, 2016.

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

Compensation expense related to the ESOP for the three months ended September 30, 2016 and 2015 was $195,000 and $148,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Allocated shares	70,356	70,356
Committed to be released shares	13,212	—
Unallocated shares	964,461	977,673

Total ESOP shares	1,048,029	1,048,029

Fair value of unallocated shares	$13,011	$12,456

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

During the three months ended September 30, 2016, 402,500 shares of restricted stock were awarded and no stock options were granted. There were no awards or related expenses during the three months ended September 30, 2015. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended September 30, 2016, total compensation expense for the EIP was $256,000.

The following table provides a summary of changes in non-vested restricted stock awards for the three months ended September 30, 2016:

	For the Three Months Ended
	September 30, 2016
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at June 30, 2016	—
Granted	402,500	$12.70
Vested	—
Forfeited	(12,500)

Non-vested at September 30, 2016	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

As of September 30, 2016, there was $4.8 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 4.75 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$22,873	$—	$22,873
Agency bonds	—	10,038	—	10,038
ABS agency	—	7,828	—	7,828
ABS corporate	—	29,720	—	29,720
SBA	—	9,109	—	9,109
MBS agency	—	130,230	—	130,230
MBS corporate	—	37,307	—	37,307
	$—	$247,105	$—	$247,105

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds	—	15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate	—	29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate	—	41,164	—	41,164
	$—	$267,857	$—	$267,857

Assets and liabilities measured at fair value on a nonrecurring basis - Assets are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated balance sheets. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$8,666	$8,666
Real estate owned and repossessed assets	—	—	131	131

	$—	$—	$8,797	$8,797

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

At September 30, 2016 and June 30, 2016, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$131	Market comparable	Discount to appraisal	0%-10% (2%)

[1] Discount to appraisal disposition value.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$29,803	$29,803	$29,803	$—		$—
Investment securities available for sale	247,105	247,105	—	247,105		—
Investment securities held to maturity	54,855	57,392	—	57,392		—
Loans held for sale	147	147	—	147		—
Loans receivable, net	664,059	673,337	—	—		673,337
FHLB stock	4,176	4,176	—	4,176		—
Accrued interest receivable	2,877	2,877	—	2,877		—
Mortgage servicing rights, net	1,048	1,653	—	—		1,653

Financial liabilities
Demand deposits	$607,873	$607,873	$607,873	$—		$—
Time deposits	168,472	777,425	—	777,425		—
Borrowings	75,090	79,853	—	79,853		—
Accrued interest payable	184	184	—	184	—	—

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$22,650	$—	$—
Investment securities available for sale	267,857	267,857	—	267,857	—
Investment securities held to maturity	56,038	58,928	—	58,928	—
Loans held for sale	917	917	—	917	—
Loans receivable, net	619,844	631,754	—	—	631,754
FHLB stock	4,403	4,403	—	4,403	—
Accrued interest receivable	2,802	2,802	—	2,802	—
Mortgage servicing rights, net	998	1,703	—	—	1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$564,174	$—	$—
Time deposits	159,113	160,354	—	160,354	—
Borrowings	80,672	85,867	—	85,867	—
Accrued interest payable	189	189	—	189	—

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2016 and June 30, 2016. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;

•	a decrease in the secondary market demand for loans that we originate for sale;

•	management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses, especially new costs associated with our operation as a public company;

•	whether our management team can implement our operational strategy, including but not limited to our loan growth;

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have eleven banking locations in Washington State, eight of which are located within Clallam and Jefferson counties, one in Kitsap County, and two in Whatcom County. We anticipate opening a Home Lending Center in Seattle, Washington during the second quarter of fiscal 2017, focused on the origination of loans secured by one- to four-family residential properties, which may be sold into the secondary market or retained in our loan portfolio, subject to management's growth and investment objectives. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. While we have a large concentration of first lien one- to four-family mortgage loans, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings, and enhance our infrastructure. We have increased the origination of higher-yielding commercial real estate, multi-family real estate, and construction loans, and decreased reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. We may sell conforming single-family owner-occupied fixed-rate mortgage loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee compensation expenses stemming from recognition of expense related to the ESOP and the adoption of the new equity incentive plan. The actual amount of these new stock-related compensation and benefit expenses are based on the fair market value of the shares of common stock at specific points in the future, and it is difficult to determine exactly what those costs will be.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Assets. Total assets increased $38.4 million, or 3.8%, to $1.05 billion at September 30, 2016, from $1.01 billion at June 30, 2016, primarily due to an increase of $44.2 million, or 7.1%, in net loans receivable to $664.1 million at September 30, 2016, from $619.8 million at June 30, 2016, primarily as a result of commercial loan originations and the purchase of a one- to four-family residential loan pool during the quarter.

Total loans, excluding loans held for sale, increased $44.2 million, or 7.1%, to $670.2 million at September 30, 2016, from $626.0 million at June 30, 2016. The portfolio increase was mainly attributable to an increase in one- to four-family residential loans of $20.3 million, or 6.6%, to $328.8 million at September 30, 2016 from $308.5 million at June 30, 2016, the result of loan originations of $17.1 million and a loan pool purchase of $30.3 million offset by normal amortization and prepayment activity during the quarter. The loan pool purchase included jumbo loans secured by residential properties located in Washington State. Commercial real estate loans increased $18.5 million, or 11.5%, to $179.6 million at September 30, 2016 from $161.2 million at June 30, 2016, multi-family loans increased $1.9 million, or 4.1%, to $48.0 million at September 30, 2016 from $46.1 million at June 30, 2016, and commercial business loans increased $112,000, or 0.7%, to $17.0 million at September 30, 2016 from $16.9 million at June 30, 2016, as we continue to focus on increasing our commercial lending activity.

Additionally, the balance of construction and land loans increased $2.0 million during the three months ended September 30, 2016 to $52.3 million at September 30, 2016 from $50.4 million at June 30, 2016. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the state of Washington. There were $38.2 million in undisbursed construction commitments at September 30, 2016, an increase of $8.3 million compared to $29.9 million at June 30, 2016. Undisbursed construction commitments at September 30, 2016 included $16.5 million of one- to four-family residential, $7.4 million of multi-family residential, and $14.3 million of commercial real estate. Commercial real estate construction commitments include $10.9 million of one- to four-family speculative construction projects, of which $7.8 million is located in Kitsap County, $2.1 million in King County, and $907,000 in Thurston County, Washington.

There was also an increase in other consumer loans of $1.6 million during three months ended September 30, 2016, primarily as a result of our indirect auto lending program. These increases were partially offset by a decrease in home equity loans of $156,000. We continue to focus on increasing our loan balances as a percentage of earning assets.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2016	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,954	$5,485	$—	$22,439
Multi-family residential	—	27,436	—	27,436
Commercial real estate	2,818	23,695	2,121	28,634
Total commitment	$19,772	$56,616	$2,121	$78,509

Construction Funds Disbursed
One- to four-family residential	$3,839	$2,090	$—	$5,929
Multi-family residential	—	20,034	—	20,034
Commercial real estate	1,859	10,349	2,121	14,329
Total disbursed	$5,698	$32,473	$2,121	$40,292

Undisbursed Commitment
One- to four-family residential	$13,115	$3,395	$—	$16,510
Multi-family residential	—	7,402	—	7,402
Commercial real estate	959	13,346	—	14,305
Total undisbursed	$14,074	$24,143	$—	$38,217

Land Funds Disbursed
One- to four-family residential	$7,896	$1,155	$—	$9,051
Commercial real estate	—	2,960	—	2,960
Total disbursed for land	$7,896	$4,115	$—	$12,011

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

June 30, 2016	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,621	$5,779	$—	$12,400
Multi-family residential	—	24,823	—	24,823
Commercial real estate	2,165	15,140	11,050	28,355
Total Commitment	$8,786	$45,742	$11,050	$65,578

Construction Funds Disbursed
One- to four-family residential	$1,889	$2,623	$—	$4,512
Multi-family residential	—	12,301	—	12,301
Commercial real estate	1,104	7,342	10,400	18,846
Total disbursed	$2,993	$22,266	$10,400	$35,659

Undisbursed Commitment
One- to four-family residential	$4,732	$3,156	$—	$7,888
Multi-family residential	—	12,522	—	12,522
Commercial real estate	1,061	7,798	650	9,509
Total undisbursed	$5,793	$23,476	$650	$29,919

Land Funds Disbursed
One- to four-family residential	$8,009	$870	$—	$8,879
Commercial real estate	724	2,960	2,129	5,813
Total disbursed for land	$8,733	$3,830	$2,129	$14,692

During the three months ended September 30, 2016, the Company originated $56.7 million of loans, of which $30.3 million, or 53.4%, were originated in the North Olympic Peninsula, $26.3 million, or 46.4%, in the Puget Sound region of Washington, and $88,000, or 0.2%, in other areas in Washington. During the same period, we purchased $30.3 million and originated $17.1 million of one- to four-family residential loans, of which $10.2 million were sold into the secondary market. As lending activity increases from the opening of our Home Lending Center in Seattle, Washington, we intend to retain in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives, while selling off excess production into the secondary market, and relying less on the purchase of one- to four-family residential loan pools.

Our allowance for loan losses increased $443,000, or 6.1%, from $7.2 million at June 30, 2016 to $7.7 million at September 30, 2016, primarily due to an increase in total loans during the quarter. The allowance for loan losses as a percentage of total loans remained the same at 1.2% of total loans at both September 30, 2016 and June 30, 2016. There was no material change in our allowance for loan losses as a percentage of total loans during the period as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30, 2016	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$328,772	$308,471
Multi-family	48,042	46,125
Commercial real estate	179,642	161,182
Construction and land	52,303	50,351
Total real estate loans	608,759	566,129

Consumer:
Home equity	33,753	33,909
Other consumer	10,627	9,023
Total consumer loans	44,380	42,932

Commercial business loans	17,036	16,924

Total loans	670,175	625,985
Less:
Net deferred loan fees	1,137	1,182
Premium on purchased loans, net	(2,703)	(2,280)
Allowance for loan losses	7,682	7,239
Loans receivable, net	$664,059	$619,844

Nonperforming loans decreased $400,000, or 12.1%, to $2.9 million at September 30, 2016, from $3.3 million at June 30, 2016, primarily as a result of a decrease in nonperforming one- to four-family loans of $270,000. Real estate owned and repossessed assets increased $50,000, or 61.7%, to $131,000 at September 30, 2016 from $81,000 at June 30, 2016. Nonperforming loans to total loans declined from 0.5% at June 30, 2016 to 0.4% at September 30, 2016. The allowance for loan losses as a percentage of nonperforming loans increased to 268.1% at September 30, 2016 from 222.3% at June 30, 2016.

At September 30, 2016, there were $6.3 million in restructured loans, of which $5.7 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, decreased by $600,000, or 13.0%, to $4.0 million at September 30, 2016, from $4.6 million at June 30, 2016. Loans 30 days or more past due decreased $786,000, or 45.9%, to $927,000 at September 30, 2016, from $1.7 million at June 30, 2016.

The following table represents nonperforming assets at the dates indicated.

	September 30, 2016	June 30, 2016
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$2,143	$2,413
Commercial real estate	462	474
Construction and land	88	91

Total real estate loans	2,693	2,978

Consumer loans:
Home equity	143	167
Other	29	112

Total consumer loans	172	279

Total nonperforming loans	2,865	3,257

Real estate owned:
One- to four-family	82	—
Construction and land	22	22

Total real estate owned	104	22

Repossessed assets	27	59

Total nonperforming assets	$2,996	$3,338

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.5%

During the three months ended September 30, 2016, total investment securities decreased $21.9 million, or 6.8%, to $302.0 million at September 30, 2016, from $323.9 million at June 30, 2016. Mortgage-backed securities totaled $207.6 million at September 30, 2016, a decrease of $16.3 million, or 7.3%, from $223.9 million at June 30, 2016. Other investment securities, including municipal bonds and other asset-backed securities, were $94.4 million at September 30, 2016, a decrease of $5.6 million, or 5.6%, from $100.0 million at June 30, 2016. As of September 30, 2016, the investment portfolio, including mortgage-backed securities, had an estimated projected average life and average repricing term of 4.2 years and 3.7 years, respectively, based on the interest rate environment at that time. The investment portfolio contains 83.0% of amortizing securities at September 30, 2016, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of interest income in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $38.9 million, or 4.7%, to $859.2 million at September 30, 2016, from $820.4 million at June 30, 2016. This increase was primarily the result of deposit account balances increasing $53.0 million, or 7.3%, to $776.3 million at September 30, 2016, from $723.3 million at June 30, 2016. Transaction, savings, and money market account deposits increased $43.7 million, or 7.7%, to $607.9 million at September 30, 2016 from $564.2 million at June 30, 2016, including an increase in personal and business transaction accounts of $12.1 million and $9.4 million, respectively. Deposit account increases were primarily the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations.

Borrowings decreased $5.6 million, or 6.9%, from $80.7 million at June 30, 2016 to $75.1 million at September 30, 2016, as a result of repayment on our Fed Funds advance account from the FHLB.

Equity. Total shareholders' equity decreased $467,000, or 0.2%, from $189.7 million at June 30, 2016 to $189.3 million at September 30, 2016, primarily due to a net decrease of $1.1 million related to the repurchase and award of shares of restricted common stock under the Company's 2015 Equity Incentive Plan and decreases in unrealized changes in market values of available for sale securities of $236,000, partially offset by employee stock ownership plan shares committed to be released of $195,000 and net income of $651,000 during the quarter.

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

General. The Company recorded net income for the three months ended September 30, 2016 of $651,000 compared to net income of $1.2 million for the three months ended September 30, 2015, a decrease of $577,000, or 47.0%, primarily as a result of an increase in noninterest expense of $1.5 million.

Net Interest Income. Net interest income increased $1.1 million to $7.4 million for the three months ended September 30, 2016, from $6.3 million for the three months ended September 30, 2015. This increase was primarily the result of an increase in interest income related to the increased average volume of loans receivable.

The net interest margin increased 28 basis points to 3.06% for the three months ended September 30, 2016, from 2.78% for the same period in 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields and a reduction in lower yielding cash and investment alternatives, as well as increases in the average yield of investment and mortgage-backed securities. Reduced borrowing costs related to the prepayment of long-term FHLB advances also contributed to improved margins during the quarter ended September 30, 2016, as compared to the same period one year prior. The average balance of interest-bearing deposits in banks decreased $17.8 million to $15.1 million for the three months ended September 30, 2016 from $32.9 million for the three months ended September 30, 2015. Of the $1.1 million increase in net interest income during the three months ended September 30, 2016 compared to the same period in 2015, $1.3 million was the result of an increase in volume offset by a decrease of $246,000 attributable to changes in rates. Loans receivable was the primary contributor to the increase in net interest income with a $1.6 million increase due to volume offset by a $343,000 decrease due to rate. The yield on average interest-earning assets increased 24 basis points to 3.56% for the three months ended September 30, 2016, compared to 3.32% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable and the average yield earned on investment securities. The cost of average interest-bearing liabilities decreased seven basis points to 0.68% for the three months ended September 30, 2016, compared to 0.75% for the same period in the prior year, due primarily to the decrease in the average balance and rate paid on FHLB borrowings.

Interest Income. Total interest income increased $1.0 million, or 13.3%, to $8.5 million for the three months ended September 30, 2016 from $7.5 million for the comparable period in 2015. Interest income on loans increased $1.2 million, or 21.8%, during the three months ended September 30, 2016, primarily reflecting an increase in the average balance of loans receivable to $629.3 million at September 30, 2016 from $490.3 million at September 30, 2015, combined with a decrease in average yield to 4.27% at September 30, 2016 from 4.49% at September 30, 2015, as higher yielding loans were repaid and replaced with loans at lower average yields.

Interest income on investment securities decreased $140,000 to $649,000 for the three months ended September 30, 2016 compared to $789,000 for the three months ended September 30, 2015, primarily the result of a decrease in the average balance of $41.0 million, or 30.0%, to $95.8 million for the three months ended September 30, 2016 compared to $136.8 million for the three months ended September 30, 2015. The average yield on investment securities for the three months ended September 30, 2016 increased 40 basis points due primarily to investments purchased with higher yields compared to the same period in 2015.

Interest income on mortgage backed securities decreased $78,000 primarily due to a decrease in the average balance of $24.3 million to $216.0 million for the three months ended September 30, 2016 from $240.3 million for the three months ended September 30, 2015. The average yield on mortgage-backed securities for the three months ended September 30, 2016 increased eight basis points, primarily due to investments purchased with higher yields compared to the same period in 2015.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$629,261	4.27%	$490,260	4.49%	$1,217
Investment securities	95,778	2.71	136,843	2.31	(140)
Mortgage-backed securities	215,991	2.08	240,323	2.00	(78)
FHLB stock	3,891	3.60	4,800	0.92	24
Interest-bearing deposits	15,148	0.34	32,947	0.24	(7)
Total interest-earning assets	$960,069	3.56	$905,173	3.32	$1,016

Interest Expense. Total interest expense decreased $38,000, or 3.1%, and was $1.2 million for both the three months ended September 30, 2016 and 2015. The cost of interest-bearing liabilities decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a lower average balance and cost of borrowings offset by increases in the average balance and cost of deposits. The rates paid on money market accounts and certificates of deposit increased as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $65.5 million, or 11.6%, to $631.8 million for the three months ended September 30, 2016 from $566.3 million for the three months ended September 30, 2015, primarily the result of an increase in the average balance of money market accounts and certificates of deposit of $36.9 million and $17.2 million, respectively. The average balances of both transaction and savings accounts also increased by $6.3 million and $5.0 million, respectively. These increases are primarily the result of pricing promotions and the development of consumer and commercial customer relationships as we continue to focus on increasing our customer deposit base in new and existing markets.

Borrowing costs declined $184,000 to $542,000 for the three months ended September 30, 2016 from $726,000 for the comparable period in 2015 due to a decline of $22.1 million in the average balance of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$94,493	0.04%	$89,459	0.04%	$1
Transaction accounts	106,412	0.02	100,111	0.01	1
Money market accounts	267,027	0.28	230,139	0.25	46
Certificates of deposit	163,819	1.09	146,589	0.95	98
Borrowings	67,921	3.19	90,032	3.23	(184)
Total interest-bearing liabilities	$699,672	0.68	$656,330	0.75	$(38)

Provision for Loan Losses. The provision for loan losses was $350,000 for the three months ended September 30, 2016 compared to no provision for loan losses during the three months ended September 30, 2015, due primarily to the growth in our loan portfolio. We continue to see improvement in our asset quality as well, as reflected in the decrease in nonperforming loans, classified loans, and ratio of nonperforming loans to total loans. These improvements are primarily a result of improving economic conditions. Management considers the allowance for loan losses at September 30, 2016 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net charge-offs (recoveries)	$93	$(35)
Allowance for loan losses	7,682	7,076
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.4%
Total nonaccruing loans	2,865	3,975
Allowance for loan losses as a percentage of nonaccrual loans at end of period	268.1%	178.0%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.8%
Total loans	$670,175	$503,622

Noninterest Income. Noninterest income increased $181,000, or 14.3%, to $1.4 million for the three months ended September 30, 2016, from $1.3 million for the three months ended September 30, 2015, primarily as a result of an increase in net gain on sale of loans of $227,000 due to selling, rather than retaining in portfolio, a portion of our originations of one- to four-family residential mortgage loans. We also had an increase of $131,000 in the cash surrender value of BOLI that was primarily a result of changes to policies underlying a portion of BOLI. The changes in policies produced a higher return on BOLI than for the comparable period in 2015. We also had significant improvements in returns on the underlying investments held by existing BOLI. The purchase of an additional $10.0 million of BOLI during the three months ended September 30, 2016 also contributed to the increase in BOLI income. These increases were partially offset by a decrease in other income of $166,000, primarily the result of income of $140,000 recognized during the quarter ended September 30, 2015 related to the dissolution of our Craft3 subsidiary.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$913	$929	$(16)	(1.7)%
Mortgage servicing fees, net of amortization	63	58	5	8.6
Net gain on sale of loans	269	42	227	540.5
Increase in cash surrender value of bank-owned life insurance	170	39	131	335.9
Other income	29	195	(166)	(85.1)
Total noninterest income	$1,444	$1,263	$181	14.3%

Noninterest Expense. Noninterest expense increased $1.6 million, or 26.1%, to $7.5 million for the three months ended September 30, 2016, compared to $5.9 million for the same period in 2015, primarily as a result of an increase in compensation and benefits of $887,000 compared to the same period in the prior year. The increase in compensation and benefits expense is partially attributable to stock awards issued during the quarter ended September 30, 2016 as part of our 2015 Equity Incentive Plan, which will be expensed over a five year vesting period, resulting in additional compensation and benefits of $256,000 compared to the same quarter in 2015. We incurred increased compensation and benefits expenses related to the addition of personnel in loan production, staff and management of new branch locations, and support staff and management added in support of our expansion and growth efforts. Real estate owned and repossessed assets expense increased $381,000 to $39,000 for the three months ended September 30, 2016 compared to income of $342,000 for the same period in 2015, primarily the result of a gain on the sale of a commercial real estate property of $352,000 during the three months ended September 30, 2015. In addition, occupancy, equipment, depreciation and amortization expense increased due to our market expansion and growth. We expect further increases in noninterest expenses related to the opening and operations of our Home Lending Center in Seattle, Washington, which we anticipate will occur during the second quarter of fiscal 2017. We believe that these expenses are necessary to support and maintain the infrastructure needed for prudent and sustainable growth.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,160	$3,273	$887	27.1%
Real estate owned and repossessed assets expense (income), net	39	(342)	381	(111.4)
Data processing	764	655	109	16.6
Occupancy and equipment	897	813	84	10.3
Supplies, postage, and telephone	150	139	11	7.9
Regulatory assessments and state taxes	134	94	40	42.6
Advertising	129	189	(60)	(31.7)
Professional fees	357	460	(103)	(22.4)
FDIC insurance premium	119	124	(5)	(4.0)
Other	711	510	201	39.4
Total	$7,460	$5,915	$1,545	26.1%

Provision for Income Tax. An income tax expense of $334,000 was recorded for the three months ended September 30, 2016 compared to $417,000 for the three months ended September 30, 2015. This was generally due to a decrease in income before taxes of $660,000.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2016 and 2015. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30, 2016	Three Months Ended September 30,
		2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.04%	$629,261	$6,719	4.27%	$490,260	$5,502	4.49%
Investment securities	2.65	95,778	649	2.71	136,843	789	2.31
Mortgage-backed securities	2.46	215,991	1,124	2.08	240,323	1,202	2.00
FHLB dividends	3.35	3,891	35	3.60	4,800	11	0.92
Interest-bearing deposits in banks	0.34	15,148	13	0.34	32,947	20	0.24
Total interest-earning assets (2)	3.51	960,069	8,540	3.56	905,173	7,524	3.32

Interest-bearing liabilities:
Savings accounts	0.04	$94,493	$10	0.04	$89,459	9	0.04
Transaction accounts	0.01	106,412	4	0.02	100,111	3	0.01
Money market accounts	0.27	267,027	187	0.28	230,139	141	0.25
Certificates of deposit	1.11	163,819	446	1.09	146,589	348	0.95
Total deposits	0.34	631,751	647	0.41	566,298	501	0.35
Borrowings	2.81	67,921	542	3.19	90,032	726	3.23
Total interest-bearing liabilities	0.56	699,672	1,189	0.68	656,330	1,227	0.75

Net interest income			$7,351			$6,297
Net interest rate spread	2.95			2.88			2.57
Net earning assets		$260,397			$248,843
Net interest margin (3)				3.06			2.78
Average interest-earning assets to average interest-bearing liabilities		137.2%			137.9%

(1) The average loans receivable, net balances include nonaccruing loans.
(2) Includes interest-bearing deposits (cash) at other financial institutions.
(3) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,560	$(343)	$1,217
Investments	(359)	141	(218)
FHLB stock	(2)	26	24
Other(1)	(11)	4	(7)
Total interest-earning assets	$1,188	$(172)	$1,016

Interest-bearing liabilities:
Savings accounts	$1	$—	$1
Interest-bearing transaction accounts	—	1	1
Money market accounts	23	23	46
Certificates of deposit	41	57	98
Borrowings	(177)	(7)	(184)
Total interest-bearing liabilities	$(112)	$74	$(38)

Net change in interest income	$1,300	$(246)	$1,054

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2016 and the year ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2016, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$57,862	$86,762	$23,774	$74	$168,472
FHLB advances	15,090	10,000	50,000	—	75,090
Operating leases	300	537	458	1,738	3,033
Borrower taxes and insurance	1,708	—	—	—	1,708
Deferred compensation	19	76	43	299	437
Total contractual obligations	$74,979	$97,375	$74,275	$2,111	$248,740

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2016:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$346	$346
Adjustable-rate	168	168
Unfunded commitments under lines of credit or existing loans	75,489	75,489
Standby letters of credit	333	333
Total	$76,336	$76,336

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

Management regularly adjusts investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $29.8 million. Securities classified as available-for-sale, whose aggregate market value exceeds cost, provide additional sources of liquidity and had a market value of $247.1 million at September 30, 2016. In addition, at September 30, 2016, we had FHLB stock of $4.2 million and have pledged collateral to support borrowings from the FHLB of $75.1 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of September 30, 2016.

At September 30, 2016, we had $514,000 in loan commitments outstanding and an additional $75.8 million in undisbursed loans and standby letters of credit, including $38.2 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of September 30, 2016 totaled $57.9 million, or 34.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of 11 banking locations throughout our market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At September 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $40.7 million.

Capital Resources
At September 30, 2016, shareholders' equity totaled $189.3 million, or 18.1% of total assets. Our book value per share of common stock was $14.60 at September 30, 2016, compared to $14.97 at June 30, 2016. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At September 30, 2016, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at September 30, 2016.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$133,886	13.8%	$38,944	4.0%	$48,680	5.0%
Consolidated company	187,615	18.5	40,506	4.0	50,632	5.0
Common equity tier I (to risk-weighted assets)
Bank only	133,886	20.0	30,102	4.5	43,480	6.5
Consolidated company	187,615	27.8	30,361	4.5	43,854	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	133,886	20.0	40,136	6.0	53,514	8.0
Consolidated company	187,615	27.8	40,481	6.0	53,975	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	141,781	21.2	53,514	8.0	66,893	10.0
Consolidated company	195,297	29.0	53,975	8.0	67,468	10.0

As a small bank holding company, First Northwest Bancorp is not required to file regulatory ratios until March 31, 2017. Ratios were calculated voluntarily in preparation of the filing requirement.

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

Effect of Inflation and Changing Prices

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

July 1, 2016 - July 31, 2016	—	$—	—	99,314
August 1, 2016 - August 31, 2016	99,314	13.42	99,314	—
September 1, 2016 - September 30, 2016	—	—	—	1,300,756
Total	99,314	$13.42	99,314

On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we initially issued in the Conversion, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. As of September 30, 2016, all of the shares authorized in the February 2016 repurchase have been purchased.

On September 27, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,300,756 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 30, 2016. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate of the Company (1)
10.1	Form of Employee Severance Compensation Plan (1)
10.2	Form of Employment Agreement with Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue, Kelly A. Liske and Jeffrey S. Davis (2)
10.3	First Federal Fiscal Year 2016 Cash Incentive Plan (3)
10.4	Form of Participation Agreement under the First Federal Fiscal Year 2016 Cash Incentive Plan (3)
10.5	First Northwest Bancorp 2015 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: November 7, 2016	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2016	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements