Form 10-Q
period 2016-12-31
First Northwest Bancorp
filed 2017-02-08
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 3, 2017, there were 12,153,946 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	December 31, 2016	June 30, 2016

Cash and due from banks	$14,433	$12,841
Interest-bearing deposits in banks	8,216	9,809
Investment securities available for sale, at fair value	222,304	267,857
Investment securities held to maturity, at amortized cost	53,755	56,038
Loans held for sale	477	917
Loans receivable (net of allowance for loan losses of $8,060 and $7,239)	690,421	619,844
Federal Home Loan Bank (FHLB) stock, at cost	3,799	4,403
Accrued interest receivable	3,015	2,802
Premises and equipment, net	13,684	13,519
Mortgage servicing rights, net	1,036	998
Bank-owned life insurance, net	28,645	18,282
Real estate owned and repossessed assets	110	81
Prepaid expenses and other assets	3,920	2,711

Total assets	$1,043,815	$1,010,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$794,072	$723,287
Borrowings	65,883	80,672
Accrued interest payable	204	189
Accrued expenses and other liabilities	5,557	15,173
Advances from borrowers for taxes and insurance	1,207	1,040

Total liabilities	866,923	820,361

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 12,153,946 shares at December 31, 2016, and 12,676,660 shares at June 30, 2016	122	127
Additional paid-in capital	114,021	122,595
Retained earnings	75,833	77,301
Accumulated other comprehensive (loss) income, net of tax	(1,237)	1,895
Unearned employee stock ownership plan (ESOP) shares	(11,847)	(12,177)

Total shareholders' equity	176,892	189,741

Total liabilities and shareholders' equity	$1,043,815	$1,010,102

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans receivable	$7,193	$5,766	$13,912	$11,268
Interest on mortgage-backed securities	1,072	1,351	2,196	2,553
Interest on investment securities	617	776	1,266	1,565
Interest-bearing deposits and other	11	14	24	34
FHLB dividends	27	34	62	45

Total interest income	8,920	7,941	17,460	15,465
INTEREST EXPENSE
Deposits	696	510	1,343	1,011
Borrowings	556	671	1,098	1,397

Total interest expense	1,252	1,181	2,441	2,408

Net interest income	7,668	6,760	15,019	13,057
PROVISION FOR LOAN LOSSES	410	—	760	—

Net interest income after provision for loan losses	7,258	6,760	14,259	13,057
NONINTEREST INCOME
Loan and deposit service fees	889	882	1,802	1,811
Mortgage servicing fees, net of amortization	56	57	119	115
Net gain on sale of loans	160	26	429	68
Net gain on sale of investment securities	—	856	—	856
Increase (decrease) in cash surrender value of bank-owned life insurance	193	(17)	363	22
Other income	31	74	60	269

Total noninterest income	1,329	1,878	2,773	3,141

NONINTEREST EXPENSE
Compensation and benefits	3,802	3,708	7,962	6,981
Real estate owned and repossessed assets expenses (income), net	13	(35)	52	(377)
Data processing	687	653	1,451	1,308
Occupancy and equipment	1,002	908	1,899	1,721
Supplies, postage, and telephone	170	200	320	339
Regulatory assessments and state taxes	100	183	234	277
Advertising	160	252	289	441
Professional fees	324	439	681	899
FDIC insurance premium	7	99	126	223
FHLB prepayment penalty	—	779	—	779
Other	615	497	1,326	1,007

Total noninterest expense	6,880	7,683	14,340	13,598

INCOME BEFORE PROVISION FOR INCOME TAXES	1,707	955	2,692	2,600

PROVISION FOR INCOME TAXES	519	242	853	659

NET INCOME	$1,188	$713	$1,839	$1,941

Basic and diluted earnings per share	$0.11	$0.06	$0.16	$0.16

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

NET INCOME	$1,188	$713	$1,839	$1,941

Other comprehensive loss, net of tax
Unrealized (loss) gain on securities:
Unrealized holding loss, net of tax benefit
of $(1,492), $(1,490), $(1,610), and $(1,746), respectively	(2,896)	(2,328)	(3,132)	(1,736)
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $0, $(291), $0, and $(291), respectively	—	(565)	—	(565)

Other comprehensive loss, net of tax	(2,896)	(2,893)	(3,132)	(2,301)

COMPREHENSIVE LOSS	$(1,708)	$(2,180)	$(1,293)	$(360)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended December 31, 2016 and 2015
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				1,941			1,941
Other comprehensive loss, net of tax						(2,301)	(2,301)
Purchase of ESOP shares					(1,253)		(1,253)
ESOP shares committed to be released			1		306		307

BALANCE, December 31, 2015	13,100,360	$131	$126,810	$76,514	$(12,529)	$(1,551)	$189,375

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				1,839			1,839
Common stock repurchased	(912,714)	(9)	(9,118)	(3,307)			(12,434)
Restricted stock awards net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax						(3,132)	(3,132)
Share-based compensation			510				510
ESOP shares committed to be released			38		330		368

BALANCE, December 31, 2016	12,153,946	$122	$114,021	$75,833	$(11,847)	$(1,237)	$176,892

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,839	$1,941
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	627	523
Amortization and accretion of premiums and discounts on investments, net	737	770
Amortization (accretion) of deferred loan fees, net	159	(58)
Amortization of mortgage servicing rights, net	115	152
Additions to mortgage servicing rights, net	(153)	(20)
Provision for loan losses	760	—
Gain on sale of real estate owned and repossessed assets, net	—	(507)
Deferred federal income taxes	535	12
Allocation of ESOP shares	368	307
Stock compensation expense	510	—
Gain on sale of loans, net	(429)	(68)
Gain on sale of securities available for sale, net	—	(856)
Impairment of real estate owned and repossessed assets	32	53
Increase in cash surrender value of life insurance, net	(363)	(22)
Origination of loans held for sale	(15,528)	(2,131)
Proceeds from loans held for sale	16,397	2,309
Change in assets and liabilities:
Increase in accrued interest receivable	(213)	(322)
(Increase) decrease in prepaid expenses and other assets	(130)	217
Increase (decrease) in accrued interest payable	15	(55)
Decrease in accrued expenses and other liabilities	(9,616)	(784)

Net cash from operating activities	(4,338)	1,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(103,945)
Proceeds from maturities, calls, and principal repayments of securities available for sale	40,217	20,246
Proceeds from sales of securities available for sale	—	74,363
Purchase of securities held to maturity	—	(500)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	2,136	2,998
Proceeds from FHLB stock redemption	604	610
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from sale of real estate owned and repossessed assets	27	3,266
Loan originations, net of repayments, charge-offs, and recoveries	(71,584)	(40,255)
Purchase of premises and equipment	(792)	(1,506)

Net cash from investing activities	(39,392)	(44,723)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$70,785	$37,929
Proceeds from FHLB advances	123,205	17,703
Repayment of FHLB advances	(137,994)	(32,473)
Repayment of notes payable	—	(109)
Net increase in advances from borrowers for taxes and insurance	167	95
Purchase of ESOP shares	—	(1,253)
Common stock repurchased	(12,434)	—

Net cash from financing activities	43,729	21,892

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(21,370)

CASH AND CASH EQUIVALENTS, beginning of period	22,650	45,030

CASH AND CASH EQUIVALENTS, end of period	$22,649	$23,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and other borrowings	$2,426	$2,463

Income taxes	$1,661	$1,277

NONCASH INVESTING ACTIVITIES
Unrealized loss on securities available for sale	$(4,742)	$(3,482)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$88	$988

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses ("ALLL"), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans.

The Company completed its stock offering and became a public company on January 29, 2015. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), majority-owned Craft3 Development IV, LLC ("Craft3"), and majority-owned 202 Master Tenant, LLC ("Master Tenant"). NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered into a membership redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. In August 2016, First Federal entered into a partnership with the Peninsula College Foundation forming 202 Master Tenant, LLC. An initial equity contribution of $274,000 was made in September 2016 with a final contribution of

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1.1 million due once a historic tax credit has been granted and all remaining items outlined in the agreement are satisfied. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Recently issued accounting pronouncements - In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is in the process of evaluating each of its major non-interest income sources in order to determine the impact of ASU 2014-09 on its financial condition and results of operations. The significant implementation matters yet to be addressed include completion of the aforementioned items.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of equity securities along with enhanced disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 will not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The Company will be compiling an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities as a result of including additional leases on the Consolidated Balance Sheet. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or Consolidated Changes in Shareholders' Equity. The significant implementation matters yet to be addressed include completion of the aforementioned items.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company has early-adopted this ASU and the adoption did not have a material impact on the Company's consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is reviewing the requirements of ASU 2016-13 via educational classes, webinars, and training. Management will begin data evaluation and loan portfolio stratification. Management will also review and determine the appropriate methodologies to implement for application of this ASU to our investment portfolio. At this time, we anticipate the ALLL will increase as a result of the implementation of this ASU. The significant implementation matters yet to be addressed include completion of the aforementioned items.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2016, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$21,574	$315	$(29)	$21,860
U.S. Treasury and government agency issued bonds (Agency bonds)	5,050	—	(165)	4,885
U.S. government agency issued asset-backed securities (ABS agency)	8,329	—	(694)	7,635
Corporate issued asset-backed securities (ABS corporate)	29,706	180	(55)	29,831
U.S. Small Business Administration securities (SBA)	8,979	—	(98)	8,881
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	118,265	91	(1,363)	116,993
Corporate issued mortgage-backed securities (MBS corporate)	32,320	86	(187)	32,219

Total securities available for sale	$224,223	$672	$(2,591)	$222,304

Held to Maturity
Municipal bonds	$14,272	$217	$(14)	$14,475
SBA	470	1	—	471
Mortgage-backed securities:
MBS agency	39,013	649	(234)	39,428

Total securities held to maturity	$53,755	$867	$(248)	$54,374

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2016:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(29)	$2,431	$—	$—	$(29)	$2,431
Agency bonds	(165)	4,885	—	—	(165)	4,885
ABS agency	—	—	(694)	7,635	(694)	7,635
ABS corporate	—	—	(55)	16,861	(55)	16,861
SBA	—	—	(98)	8,880	(98)	8,880
Mortgage-backed securities:
MBS agency	(171)	12,395	(1,192)	94,446	(1,363)	106,841
MBS corporate	—	—	(187)	20,194	(187)	20,194

Total available for sale	$(365)	$19,711	$(2,226)	$148,016	$(2,591)	$167,727

Held to Maturity
Municipal bonds	$(14)	$1,285	$—	$—	$(14)	$1,285
Mortgage-backed securities:
MBS agency	$(2)	$707	$(232)	$18,920	$(234)	$19,627

Total held to maturity	$(16)	$1,992	$(232)	$18,920	$(248)	$20,912

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2016, there were 48 investment securities with $2.8 million of unrealized losses and a fair value of approximately $188.6 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million.

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

There were no OTTI losses during the three and six months ended December 31, 2016 or 2015.

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

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	3,206	3,238
Due after five through ten years	17,392	17,225	1,634	1,645
Due after ten years	133,193	131,987	34,173	34,545

Total mortgage-backed securities	150,585	149,212	39,013	39,428

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,893	6,833	—	—
Due after five through ten years	41,957	42,134	9,763	9,848
Due after ten years	24,788	24,125	4,979	5,098

Total all other investment securities	73,638	73,092	14,742	14,946

Total investment securities	$224,223	$222,304	$53,755	$54,374

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

There were no sales of securities available-for-sale during the three and six months ended December 31, 2016.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	December 31, 2016	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$328,456	$308,471
Multi-family	50,977	46,125
Commercial real estate	190,291	161,182
Construction and land	63,902	50,351
Total real estate loans	633,626	566,129

Consumer:
Home equity	33,902	33,909
Other consumer	13,410	9,023
Total consumer loans	47,312	42,932

Commercial business loans	16,367	16,924

Total loans	697,305	625,985

Less:
Net deferred loan fees	1,190	1,182
Premium on purchased loans, net	(2,366)	(2,280)
Allowance for loan losses	8,060	7,239

Total loans receivable, net	$690,421	$619,844

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

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended December 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,949	$355	$1,411	$585	$810	$331	$926	$315	$7,682
Provision for loan losses	(58)	15	77	(1)	(26)	74	(274)	603	410
Charge-offs	—	—	—	—	—	(60)	—	—	(60)
Recoveries	1	—	—	1	10	16	—	—	28
Ending balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Six Months Ended December 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(186)	29	220	(15)	(58)	97	316	357	760
Charge-offs	—	—	—	—	(2)	(83)	—	—	(85)
Recoveries	86	—	—	1	21	37	1	—	146
Ending balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060

	At December 31, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060
General reserve	2,844	369	1,476	582	784	334	453	918	7,760
Specific reserve	48	1	12	3	10	27	199	—	300

Total loans	$328,456	$50,977	$190,291	$63,902	$33,902	$13,410	$16,367	$—	$697,305
General reserves (1)	322,870	50,857	188,680	63,872	33,472	13,383	16,027	—	689,161
Specific reserves (2)	5,586	120	1,611	30	430	27	340	—	8,144

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended December 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,027	$260	$1,040	$372	$946	$284	$163	$984	$7,076
Provision for loan losses	(115)	27	(34)	17	83	58	(24)	(12)	—
Charge-offs	(53)	—	—	—	(30)	(72)	—	—	(155)
Recoveries	4	—	—	1	31	17	—	—	53
Ending balance	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974

	At or For the Six Months Ended December 31, 2015
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(228)	36	8	53	4	60	(146)	213	—
Charge-offs	(60)	—	—	—	(69)	(122)	(7)	—	(258)
Recoveries	8	—	—	1	43	28	41	—	121
Ending balance	$2,863	$287	$1,006	$390	$1,030	$287	$139	$972	$6,974

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	December 31, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$1,740	$2,059	$—	$2,386	$2,728	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	447	546	—	475	558	—
Construction and land	—	—	—	—	—	—
Home equity	93	127	—	138	203	—
Other consumer	—	57	—	—	47	—
Commercial business	—	—	—	—	—	—
Total	2,280	2,789	—	2,999	3,536	—

With an allowance recorded:
One-to-four family	3,846	4,061	48	3,715	3,910	60
Multi-family	120	120	1	122	122	1
Commercial real estate	1,164	1,167	12	1,182	1,187	11
Construction and land	30	54	3	91	115	11
Home equity	337	406	10	492	527	19
Other consumer	27	53	27	111	137	63
Commercial business	340	340	199	360	360	196
Total	5,864	6,201	300	6,073	6,358	361

Total impaired loans:
One-to-four family	5,586	6,120	48	6,101	6,638	60
Multi-family	120	120	1	122	122	1
Commercial real estate	1,611	1,713	12	1,657	1,745	11
Construction and land	30	54	3	91	115	11
Home equity	430	533	10	630	730	19
Other consumer	27	110	27	111	184	63
Commercial business	340	340	199	360	360	196
Total	$8,144	$8,990	$300	$9,072	$9,894	$361

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	December 31, 2016		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$1,790	$26	$2,032	$44
Multi-family	—	—	—	—
Commercial real estate	454	(1)	461	7
Construction and land	—	—	—	—
Home equity	99	1	119	2
Other consumer	—	2	—	2
Commercial business	—	—	—	—
Total	2,343	28	2,612	55

With an allowance recorded:
One-to-four family	3,919	72	3,812	121
Multi-family	120	1	121	3
Commercial real estate	1,167	18	1,172	33
Construction and land	34	3	62	4
Home equity	347	7	358	13
Other consumer	74	1	78	1
Commercial business	351	5	355	10
Total	6,012	107	5,958	185

Total impaired loans:
One-to-four family	5,709	98	5,844	165
Multi-family	120	1	121	3
Commercial real estate	1,621	17	1,633	40
Construction and land	34	3	62	4
Home equity	446	8	477	15
Other consumer	74	3	78	3
Commercial business	351	5	355	10
Total	$8,355	$135	$8,570	$240

Interest income recognized on a cash basis on impaired loans for the three and six months ended December 31, 2016, was $89,000 and $195,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	December 31, 2015		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$2,176	$45	$2,590	$45
Multi-family	448	3	391	7
Commercial real estate	350	5	352	11
Construction and land	16	1	16	2
Home equity	177	6	230	6
Other consumer	—	1	5	1
Commercial business	26	2	13	3
Total	3,193	63	3,597	75

With an allowance recorded:
One-to-four family	3,632	68	3,515	104
Multi-family	125	2	209	3
Commercial real estate	994	13	998	24
Construction and land	153	7	151	8
Home equity	515	10	442	17
Other consumer	160	4	163	6
Commercial business	368	4	385	8
Total	5,947	108	5,863	170

Total impaired loans:
One-to-four family	5,808	113	6,105	149
Multi-family	573	5	600	10
Commercial real estate	1,344	18	1,350	35
Construction and land	169	8	167	10
Home equity	692	16	672	23
Other consumer	160	5	168	7
Commercial business	394	6	398	11
Total	$9,140	$171	$9,460	$245

Interest income recognized on a cash basis on impaired loans for the three and six months ended December 31, 2015, was $112,000 and $188,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2016	June 30, 2016
	(In thousands)
One-to-four family	$1,901	$2,413
Commercial real estate	447	474
Construction and land	30	91
Home equity	93	167
Other consumer	27	112

Total nonaccrual loans	$2,498	$3,257

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2016 and June 30, 2016.

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$494	$165	$293	$952	$327,504	$328,456
Multi-family	—	—	—	—	50,977	50,977
Commercial real estate	—	—	—	—	190,291	190,291
Construction and land	26	35	10	71	63,831	63,902
Total real estate loans	520	200	303	1,023	632,603	633,626

Consumer:
Home equity	313	108	—	421	33,481	33,902
Other consumer	195	54	—	249	13,161	13,410
Total consumer loans	508	162	—	670	46,642	47,312

Commercial business loans	—	—	—	—	16,367	16,367

Total loans	$1,028	$362	$303	$1,693	$695,612	$697,305

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At December 31, 2016 and June 30, 2016, First Federal had $3.5 million and $4.6 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of December 31, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$323,215	$2,069	$622	$2,550	$328,456
Multi-family	50,857	—	120	—	50,977
Commercial real estate	183,022	4,448	2,278	543	190,291
Construction and land	63,708	70	41	83	63,902
Total real estate loans	620,802	6,587	3,061	3,176	633,626

Consumer:
Home equity	32,918	586	137	261	33,902
Other consumer	13,044	270	64	32	13,410
Total consumer loans	45,962	856	201	293	47,312

Commercial business loans	15,209	220	918	20	16,367

Total loans	$681,973	$7,663	$4,180	$3,489	$697,305

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of December 31, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,901	$326,555	$328,456
Multi-family	—	50,977	50,977
Commercial real estate	447	189,844	190,291
Construction and land	30	63,872	63,902

Consumer:
Home equity	93	33,809	33,902
Other consumer	27	13,383	13,410

Commercial business	—	16,367	16,367

Total loans	$2,498	$694,807	$697,305

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

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

Upon identifying a receivable as a TDR loan, First Federal classifies the loan as impaired for purposes of determining the allowance for loan losses. This requires the loan to initially be evaluated individually for impairment, generally based on the expected cash flows under the new terms discounted at the loan’s original effective interest rates. For TDR loans that

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subsequently default, the method of determining impairment is generally the fair value of the collateral less estimated selling costs. Certain qualifying TDR loans are subsequently measured for impairment using the same factor applied to unimpaired loans in the corresponding segment and risk rating.

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31,	June 30,
	2016	2016
	(In thousands)
Total TDR loans	$6,203	$6,545
Allowance for loan losses related to TDR loans	265	267
Total nonaccrual TDR loans	557	944

There were no new TDR loans, or renewals or modifications of existing TDR loans during the three and six months ended December 31, 2016 and 2015.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended December 31, 2016.

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

No additional funds are committed to be advanced in connection with impaired loans at December 31, 2016.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2016			June 30, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,685	$431	$4,116	$3,473	$812	$4,285
Multi-family	120	—	120	122	—	122
Commercial real estate	1,164	126	1,290	1,182	132	1,314
Home equity	337	—	337	464	—	464
Commercial business	340	—	340	360	—	360

Total TDR loans	$5,646	$557	$6,203	$5,601	$944	$6,545

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at December 31, 2016 and June 30, 2016, was $55.2 million and $43.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	December 31, 2016	Weighted-Average Interest Rate	June 30, 2016
	(Dollars in thousands)
Savings	0.04%	$95,598	0.04%	$91,656
Transaction accounts	0.01%	237,213	0.01%	213,442
Money market accounts	0.28%	288,675	0.26%	259,076
Certificates of deposit and jumbo certificates	1.13%	172,586	1.09%	159,113

		$794,072		$723,287

Weighted-average interest rate		0.35%		0.34%

Maturities of certificates at the dates indicated are as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Within one year or less	$57,584	$61,903
After one year through two years	58,492	45,368
After two years through three years	33,861	30,169
After three years through four years	11,254	11,150
After four years through five years	11,321	10,434
After five years	74	89

	$172,586	$159,113

Deposits at December 31, 2016 and June 30, 2016, included $60.0 million and $51.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $42.5 million and $47.4 million were pledged as collateral for these deposits at December 31, 2016 and June 30, 2016, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(In thousands)
Savings	$9	$10	$19	$19
Transaction accounts	4	4	8	7
Insured money market accounts	203	145	390	286
Certificates of deposit and jumbo certificates	480	351	926	699

	$696	$510	$1,343	$1,011

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

The effective tax rates were 31.7% and 25.3% for the six months ended December 31, 2016 and 2015, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from bank-owned life insurance ("BOLI") and tax-exempt interest.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended December 31, 2016 and 2015.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net income	$1,188	$713	$1,839	$1,941

Denominator:
Basic weighted average common shares outstanding	11,168,942	12,094,515	11,409,649	12,094,515
Dilutive restricted stock grants	75,287	—	42,368	—
Diluted weighted average common shares outstanding	11,244,229	12,094,515	11,452,017	12,094,515

Basic earnings per share	$0.11	$0.06	$0.16	$0.16

Diluted earnings per share	$0.11	$0.06	$0.16	$0.16

As of December 31, 2016, the ESOP had purchased 1,048,029 shares in the open market. Unallocated shares are not included as outstanding for either basic or diluted earnings per share calculations. As of December 31, 2016, there were 951,249 shares in the ESOP that remain unallocated.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares at an average price of $12.45 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At December 31, 2016, the weighted average interest rate paid on the ESOP loan payable was 2.46% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the six months ended December 31, 2016.

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

Compensation expense related to the ESOP for the three months ended December 31, 2016 and 2015 was $172,000 and $159,000, respectively. For the six months ended December 31, 2016 and 2015 compensation expense related to the ESOP was $368,000 and $307,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares held by the ESOP as of the dates indicated are as follows:

	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Allocated shares	70,356	70,356
Committed to be released shares	26,424	—
Unallocated shares	951,249	977,673

Total ESOP shares	1,048,029	1,048,029

Fair value of unallocated shares	$14,839	$12,456

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the EIP is 1,834,050. The EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards.

During the six months ended December 31, 2016, 402,500 shares of restricted stock were awarded and no stock options were granted. There were no awards or related expenses during the three and six months ended December 31, 2015. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and six months ended December 31, 2016, total compensation expense for the EIP was $254,000 and $510,000, respectively.

Included in the above compensation expense for the three and six months ended December 31, 2016, was directors' compensation of $98,000 and $190,000, respectively.

The following table provides a summary of changes in non-vested restricted stock awards for the three and six months ended December 31, 2016:

	For the Three Months Ended
	December 31, 2016
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at October 1, 2016	390,000	$12.70
Granted	—
Vested	—
Forfeited	—

Non-vested at December 31, 2016	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	December 31, 2016
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	—
Granted	402,500	$12.70
Vested	—
Forfeited	(12,500)	12.70

Non-vested at December 31, 2016	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

As of December 31, 2016, there was $4.5 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 4.5 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$21,860	$—	$21,860
Agency bonds	—	4,885	—	4,885
ABS agency	—	7,635	—	7,635
ABS corporate	—	29,831	—	29,831
SBA	—	8,881	—	8,881
MBS agency	—	116,993	—	116,993
MBS corporate	—	32,219	—	32,219
	$—	$222,304	$—	$222,304

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds	—	15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate	—	29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate	—	41,164	—	41,164
	$—	$267,857	$—	$267,857

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$8,144	$8,144
Real estate owned and repossessed assets	—	—	110	110

	$—	$—	$8,254	$8,254

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

At December 31, 2016 and June 30, 2016, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$110	Market comparable	Discount to appraisal	0% - 10% (10%)

[1] Discount to appraisal disposition value.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,649	$22,649	$22,649	$—		$—
Investment securities available for sale	222,304	222,304	—	222,304		—
Investment securities held to maturity	53,755	54,374	—	54,374		—
Loans held for sale	477	477	—	477		—
Loans receivable, net	690,421	687,182	—	—		687,182
FHLB stock	3,799	3,799	—	3,799		—
Accrued interest receivable	3,015	3,015	—	3,015		—
Mortgage servicing rights, net	1,036	1,652	—	—		1,652

Financial liabilities
Demand deposits	$621,486	$621,486	$621,486	$—		$—
Time deposits	172,586	172,231	—	172,231		—
Borrowings	65,883	69,003	—	69,003		—
Accrued interest payable	204	204	—	204	—	—

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$22,650	$—	$—
Investment securities available for sale	267,857	267,857	—	267,857	—
Investment securities held to maturity	56,038	58,928	—	58,928	—
Loans held for sale	917	917	—	917	—
Loans receivable, net	619,844	631,754	—	—	631,754
FHLB stock	4,403	4,403	—	4,403	—
Accrued interest receivable	2,802	2,802	—	2,802	—
Mortgage servicing rights, net	998	1,703	—	—	1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$564,174	$—	$—
Time deposits	159,113	160,354	—	160,354	—
Borrowings	80,672	85,867	—	85,867	—
Accrued interest payable	189	189	—	189	—

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial instruments with a carrying amount equal to fair value - The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to the carrying amount. These instruments include cash and due from banks, interest bearing deposits with banks, FHLB stock, accrued interest receivable, and accrued interest payable. FHLB stock is not publicly traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB's discretion. The fair value is therefore equal to the carrying amount.

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2016 and June 30, 2016. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

•	our success in opening new branches and home loan centers;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth in compliance with regulatory requirements;

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have twelve banking locations in Washington State, eight of which are located within Clallam and Jefferson counties, one in Kitsap County, two in Whatcom County, and a home lending center (HLC) in King County. Our HLC is located in Seattle, Washington and is focused on the origination of loans secured by one- to four-family residential properties, which may be sold into the secondary market or retained in our loan portfolio, subject to management's growth and investment objectives.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Historically, lending activities have been primarily directed toward the origination of first lien one- to four-family mortgage loans, and, to a lesser extent, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. While we have a large concentration of first lien one- to four-family mortgage loans, we have revised our operating strategy to diversify our loan portfolio, expand our deposit product offerings, and enhance our infrastructure. We have increased the origination of higher-yielding commercial real estate, multi-family real estate, and construction loans, and strive to decrease our historical reliance on originating and retaining longer-term, fixed-rate, residential mortgage loans. We may sell conforming single-family owner-occupied fixed-rate mortgage loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans and other employee benefits, including employee compensation expenses stemming from recognition of expense related to the ESOP and the award of benefits under our equity incentive plan. The actual amount of these new stock-related compensation and benefit expenses are based on the fair market value of the shares of common stock at specific points in the future, and it is difficult to determine exactly what those costs will be.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Assets. Total assets increased $33.7 million, or 3.3%, to $1.04 billion at December 31, 2016, from $1.01 billion at June 30, 2016, primarily due to an increase of $70.6 million, or 11.4%, in net loans receivable to $690.4 million at December 31, 2016, from $619.8 million at June 30, 2016, primarily as a result of commercial loan originations and the purchase of a one- to four-family residential loan pool.

Total loans, excluding loans held for sale, increased $71.3 million, or 11.4%, to $697.3 million at December 31, 2016, from $626.0 million at June 30, 2016. The portfolio increase was mainly attributable to an increase in commercial real estate loans of $29.1 million, or 18.1%, to $190.3 million at December 31, 2016 from $161.2 million at June 30, 2016. One- to four-family residential loans increased $20.0 million, or 6.5%, to $328.5 million at December 31, 2016 from $308.5 million at June 30, 2016, the result of loan originations of $37.8 million and a loan pool purchase of $30.3 million, offset by normal amortization and prepayment activity. The loan pool purchase included jumbo loans secured by residential properties located in Washington State. Multi-family loans increased $4.9 million, or 10.6%, to $51.0 million at December 31, 2016 from $46.1 million at June 30, 2016, and other consumer loans increased $4.4 million, or 48.9%, to $13.4 million at December 31, 2016 from $9.0 million at June 30, 2016, mainly the result of auto loans originated through our indirect lending program.

Additionally, the balance of construction and land loans increased $13.6 million, or 27.0%, during the six months ended December 31, 2016 to $63.9 million at December 31, 2016 from $50.4 million at June 30, 2016. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the State of Washington. There were $35.5 million in undisbursed constr uction commitments at December 31, 2016, an increase of $5.6 million compared to $29.9 million at June 30, 2016. Undisbursed construction commitments at December 31, 2016 included $15.4 million of multi-family residential, $14.2 million of one- to four-family residential, and $5.8 million of commercial real estate. Commercial real estate construction commitments include $11.4 million of one- to four-family speculative construction projects, of which there was $7.3 million located in King County and $4.1 million located in Thurston County, Washington.

These increases were partially offset by a decrease in home equity loans of $7,000 and a decrease in commercial business loans of $557,000 during the six months ended December 31, 2016. We continue to focus on increasing our loan balances as a percentage of earning assets.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

December 31, 2016	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,064	$5,500	$—	$22,564
Multi-family residential	—	41,926	—	41,926
Commercial real estate	3,185	17,546	2,904	23,635
Total commitment	$20,249	$64,972	$2,904	$88,125

Construction Funds Disbursed
One- to four-family residential	$5,666	$2,664	$—	$8,330
Multi-family residential	—	26,479	—	26,479
Commercial real estate	2,863	12,056	2,904	17,823
Total disbursed	$8,529	$41,199	$2,904	$52,632

Undisbursed Commitment
One- to four-family residential	$11,398	$2,836	$—	$14,234
Multi-family residential	—	15,447	—	15,447
Commercial real estate	322	5,490	—	5,812
Total undisbursed	$11,720	$23,773	$—	$35,493

Land Funds Disbursed
One- to four-family residential	$7,390	$982	$—	$8,372
Commercial real estate	—	2,898	—	2,898
Total disbursed for land	$7,390	$3,880	$—	$11,270

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

June 30, 2016	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,621	$5,779	$—	$12,400
Multi-family residential	—	24,823	—	24,823
Commercial real estate	2,165	15,140	11,050	28,355
Total Commitment	$8,786	$45,742	$11,050	$65,578

Construction Funds Disbursed
One- to four-family residential	$1,889	$2,623	$—	$4,512
Multi-family residential	—	12,301	—	12,301
Commercial real estate	1,104	7,342	10,400	18,846
Total disbursed	$2,993	$22,266	$10,400	$35,659

Undisbursed Commitment
One- to four-family residential	$4,732	$3,156	$—	$7,888
Multi-family residential	—	12,522	—	12,522
Commercial real estate	1,061	7,798	650	9,509
Total undisbursed	$5,793	$23,476	$650	$29,919

Land Funds Disbursed
One- to four-family residential	$8,009	$870	$—	$8,879
Commercial real estate	724	2,960	2,129	5,813
Total disbursed for land	$8,733	$3,830	$2,129	$14,692

During the six months ended December 31, 2016, the Company originated $107.9 million of loans, of which $48.3 million, or 44.7%, were originated in the North Olympic Peninsula, $58.4 million, or 54.1%, in the Puget Sound region of Washington, and $1.2 million, or 1.1%, in other areas in Washington. During the same period, we purchased $30.3 million and originated $37.8 million of one- to four-family residential loans, of which $15.1 million were sold into the secondary market. As lending activity increases from our HLC, we intend to retain in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives, while selling off excess production into the secondary market and relying less on the purchase of one- to four-family residential loan pools.

Our allowance for loan losses increased $821,000, or 11.3%, to $8.1 million at December 31, 2016, from $7.2 million at June 30, 2016, primarily due to an increase in total loans during the quarter. The allowance for loan losses as a percentage of total loans remained the same at 1.2% of total loans at both December 31, 2016 and June 30, 2016. There was no material change in our allowance for loan losses as a percentage of total loans during the period as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2016	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$328,456	$308,471
Multi-family	50,977	46,125
Commercial real estate	190,291	161,182
Construction and land	63,902	50,351
Total real estate loans	633,626	566,129

Consumer:
Home equity	33,902	33,909
Other consumer	13,410	9,023
Total consumer loans	47,312	42,932

Commercial business loans	16,367	16,924

Total loans	697,305	625,985
Less:
Net deferred loan fees	1,190	1,182
Premium on purchased loans, net	(2,366)	(2,280)
Allowance for loan losses	8,060	7,239
Loans receivable, net	$690,421	$619,844

Nonperforming loans decreased $759,000, or 23.3%, to $2.5 million at December 31, 2016, from $3.3 million at June 30, 2016, primarily as a result of a decrease in nonperforming one- to four-family loans of $512,000. Real estate owned and repossessed assets increased $29,000, or 35.8%, to $110,000 at December 31, 2016 from $81,000 at June 30, 2016. Nonperforming loans to total loans declined from 0.5% at June 30, 2016 to 0.4% at December 31, 2016. The allowance for loan losses as a percentage of nonperforming loans increased to 322.7% at December 31, 2016 from 222.3% at June 30, 2016.

At December 31, 2016, there were $6.2 million in restructured loans, of which $5.6 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, decreased by $1.1 million, or 23.9%, to $3.5 million at December 31, 2016, from $4.6 million at June 30, 2016.

The following table represents nonperforming assets at the dates indicated.

	December 31, 2016	June 30, 2016
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,901	$2,413
Commercial real estate	447	474
Construction and land	30	91

Total real estate loans	2,378	2,978

Consumer loans:
Home equity	93	167
Other	27	112

Total consumer loans	120	279

Total nonperforming loans	2,498	3,257

Real estate owned:
One- to four-family	88	—
Construction and land	22	22

Total real estate owned	110	22

Repossessed assets	—	59

Total nonperforming assets	$2,608	$3,338

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.5%

During the six months ended December 31, 2016, total investment securities decreased $47.8 million, or 14.8%, to $276.1 million at December 31, 2016, from $323.9 million at June 30, 2016, primarily the result of calls, prepayments, and amortization. Mortgage-backed securities totaled $188.2 million at December 31, 2016, a decrease of $35.7 million, or 15.9%, from $223.9 million at June 30, 2016. Other investment securities, including municipal bonds and other asset-backed securities, were $87.8 million at December 31, 2016, a decrease of $12.2 million, or 12.2%, from $100.0 million at June 30, 2016. As of December 31, 2016, the investment portfolio, including mortgage-backed securities, had an estimated projected average life and average repricing term of 4.8 years and 4.3 years, respectively, based on the interest rate environment at that time. The investment portfolio contains 83.9% of amortizing securities at December 31, 2016, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $46.6 million, or 5.7%, to $866.9 million at December 31, 2016, from $820.4 million at June 30, 2016. This increase was primarily the result of deposit account balances increasing $70.8 million, or 9.8%, to $794.1 million at December 31, 2016, from $723.3 million at June 30, 2016. Transaction, savings, and money market account deposits increased $57.3 million, or 10.2%, to $621.5 million at December 31, 2016 from $564.2 million at June 30, 2016, including an increase in personal and business transaction accounts of $12.2 million and $11.6 million, respectively. Deposit account increases were the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations. Other liabilities decreased $9.6 million, primarily as a result of a liability for an investment security purchased during the quarter ended June 30, 2016 that was settled during the quarter ended September 30, 2016.

Borrowings decreased $14.8 million, or 18.3%, from $80.7 million at June 30, 2016 to $65.9 million at December 31, 2016, as a result of repayment on our Fed Funds advance account from the FHLB.

Equity. Total equity decreased $12.8 million, or 6.7%, from $189.7 million at June 30, 2016, to $176.9 million at December 31, 2016, primarily due to a decrease of $12.4 million related to the repurchase of common stock under the Company's stock repurchase plans and a $3.1 million decrease in unrealized changes in market values of available for sale securities. These decreases were partially offset by increases due to net income of $1.8 million, share-based compensation of $510,000, and ESOP shares committed to be released of $368,000. During the six months ended December 31, 2016, we repurchased 912,714 shares of our common stock, at an average cost of $13.62 per share, pursuant to the Company's stock repurchase plans.

Comparison of Results of Operations for the Three Months Ended December 31, 2016 and 2015

General. The Company recorded net income for the three months ended December 31, 2016 of $1.2 million compared to net income of $713,000 for the three months ended December 31, 2015, an increase of $475,000, or 66.6%, primarily as a result of an increase in net interest income of $908,000 and a decrease in noninterest expense of $803,000, partially offset by a decrease in noninterest income of $549,000 and an increase in the provision for loan losses of $410,000.

Net Interest Income. Net interest income increased $908,000 to $7.7 million for the three months ended December 31, 2016, from $6.8 million for the three months ended December 31, 2015, primarily the result of an increase in interest income related to the increased average volume of loans receivable.

The net interest margin increased 14 basis points to 3.12% for the three months ended December 31, 2016, from 2.98% for the same period in 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields than cash and investment alternatives, coupled with a reduction in the average balance of lower yielding cash and investment alternatives. Reduced borrowing costs related to the prepayment of long-term FHLB advances also contributed to improved margins during the three months ended December 31, 2016, as compared to the same period one year prior. The average balance of interest-bearing deposits in banks decreased $6.3 million to $11.8 million for the three months ended December 31, 2016 from $18.1 million for the three months ended December 31, 2015. Of the $908,000 increase in net interest income during the three months ended December 31, 2016 compared to the same period in 2015, $1.3 million was the result of an increase in volume, partially offset by a decrease of $417,000 attributable to changes in rates. Loans receivable was the primary contributor to the increase in net interest income with a $1.9 million increase due to volume offset by a $441,000 decrease due to rate. The yield on average interest-earning assets increased 13 basis points to 3.63% for the three months ended December 31, 2016, compared to 3.50% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable. The cost of average interest-bearing liabilities decreased five basis points to 0.68% for the three months ended December 31, 2016, compared to 0.73% for the same period in the prior year, due primarily to the decrease in the average balance and rate paid on FHLB borrowings partially offset by an increase in deposit costs.

Interest Income. Total interest income increased $979,000, or 12.3%, to $8.9 million for the three months ended December 31, 2016 from $7.9 million for the comparable period in 2015. Interest income on loans increased $1.4 million, or 24.1%, during the three months ended December 31, 2016, primarily reflecting an increase in the average balance of loans receivable to $679.0 million for the three months ended December 31, 2016 from $513.0 million for the three months ended December 31, 2015, combined with a decrease in average yield to 4.24% for the three months ended December 31, 2016 from 4.50% for the three months ended December 31, 2015, as higher yielding loans were repaid and replaced with loans at lower average yields.

Interest income on investment securities decreased $159,000 to $617,000 for the three months ended December 31, 2016 compared to $776,000 for the three months ended December 31, 2015, primarily the result of a decrease in the average balance of $35.8 million, or 28.7%, to $88.8 million for the three months ended December 31, 2016 compared to $124.6 million for the three months ended December 31, 2015. The average yield on investment securities for the three months ended December 31, 2016 increased 29 basis points due increased rates paid on adjustable-rate securities and investments purchased with higher yields compared to the same period in 2015.

Interest income on mortgage backed securities decreased $279,000 primarily due to a decrease in the average balance of $47.8 million to $199.2 million for the three months ended December 31, 2016 from $247.0 million for the three months ended December 31, 2015. The average yield on mortgage-backed securities for the three months ended December 31, 2016 decreased slightly to 2.15% for the three months ended December 31, 2016 compared to 2.19% for the same period in 2015.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended December 31,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$678,980	4.24%	$512,974	4.50%	$1,427
Investment securities	88,821	2.78	124,575	2.49	(159)
Mortgage-backed securities	199,218	2.15	247,039	2.19	(279)
FHLB stock	4,244	2.54	4,460	3.05	(7)
Interest-bearing deposits in banks	11,799	0.37	18,108	0.31	(3)
Total interest-earning assets	$983,062	3.63	$907,156	3.50	$979

Interest Expense. Total interest expense increased $71,000, or 6.0%, to $1.3 million for the three months ended December 31, 2016 from $1.2 million for the three months ended December 31, 2015, primarily due to increases in the average balance and cost of deposits. The rates paid on money market accounts and certificates of deposit increased as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $87.4 million, or 15.4%, to $656.7 million for the three months ended December 31, 2016 from $569.3 million for the three months ended December 31, 2015, primarily the result of an increase in the average balance of money market accounts and certificates of deposit of $45.1 million and $24.4 million, respectively. The average balances of both transaction and savings accounts also increased by $11.7 million and $6.1 million, respectively. These increases are primarily the result of pricing promotions and the development of consumer and commercial customer relationships as we continue to focus on increasing our customer deposit base in new and existing markets.

Borrowing costs declined $115,000 to $556,000 for the three months ended December 31, 2016 from $671,000 for the comparable period in 2015 due to a decrease in both the average balance and rate paid on borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended December 31,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$95,764	0.04%	$89,657	0.04%	$(1)
Transaction accounts	108,614	0.01	96,893	0.02	—
Money market accounts	281,790	0.29	236,669	0.25	58
Certificates of deposit	170,482	1.13	146,081	0.96	129
Borrowings	76,861	2.89	81,631	3.29	(115)
Total interest-bearing liabilities	$733,511	0.68	$650,931	0.73	$71

Provision for Loan Losses. The provision for loan losses was $410,000 for the three months ended December 31, 2016 compared to no provision for loan losses during the three months ended December 31, 2015, due primarily to the growth in our loan portfolio. Management considers the allowance for loan losses at December 31, 2016 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Net recoveries	$(32)	$(102)
Allowance for loan losses	8,060	6,974
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.3%
Total nonaccruing loans	2,498	2,254
Allowance for loan losses as a percentage of nonaccrual loans at end of period	322.7%	309.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.4%
Total loans	$697,305	$533,408

Noninterest Income. Noninterest income decreased $549,000, or 29.2%, to $1.3 million for the three months ended December 31, 2016, from $1.9 million for the three months ended December 31, 2015, despite increases in the net gain on sale of loans of $134,000 and the cash surrender value of bank-owned life insurance of $210,000, due to no net gain on sale of investment securities as compared to $856,000 in the same quarter last year. The increase in the cash surrender value of BOLI was primarily a result of increased returns on the policies underlying BOLI and an increase of $10.0 million due to the purchase of additional BOLI. These increases were partially offset by a decrease in other income of $43,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$889	$882	$7	0.8%
Mortgage servicing fees, net of amortization	56	57	(1)	(1.8)
Net gain on sale of loans	160	26	134	515.4
Net gain on sale of investment securities	—	856	(856)	(100.0)
Increase (decrease) in cash surrender value of bank-owned life insurance	193	(17)	210	(1,235.3)
Other income	31	74	(43)	(58.1)
Total noninterest income	$1,329	$1,878	$(549)	(29.2)%

Noninterest Expense. Noninterest expense decreased $803,000, or 10.5%, to $6.9 million for the three months ended December 31, 2016, compared to $7.7 million for the same period in 2015, primarily as a result of no FHLB prepayment penalty in the current quarter as compared to $779,000 in the same quarter last year. Compensation and benefits expense increased $94,000, a result of additional expenses related to stock awards, partially offset by a reversal and discontinuation of the accrual for executive cash incentives in the current quarter, as net income had not been sufficient to meet incentive plan goals for the current fiscal year. Should net income improve sufficiently to meet targets during the remaining six months of fiscal 2017, the accrual for executive cas

h incentives may be resumed. In addition, occupancy and equipment expenses increased primarily due to our market expansion and growth. We believe that these expenses are necessary to support and maintain the infrastructure needed for prudent and sustainable growth. There was also a $92,000 decrease in FDIC insurance premiums as compared to the same quarter in 2015 due to an adjustment for a change in the FDIC's calculation of assessments due beginning July 1, 2016. Other expenses increased as a result of increased expenses related to loan and deposit products and computer networks.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$3,802	$3,708	$94	2.5%
Real estate owned and repossessed assets expense (income), net	13	(35)	48	(137.1)
Data processing	687	653	34	5.2
Occupancy and equipment	1,002	908	94	10.4
Supplies, postage, and telephone	170	200	(30)	(15.0)
Regulatory assessments and state taxes	100	183	(83)	(45.4)
Advertising	160	252	(92)	(36.5)
Professional fees	324	439	(115)	(26.2)
FDIC insurance premium	7	99	(92)	(92.9)
FHLB prepayment penalty	—	779	(779)	(100.0)
Other	615	497	118	23.7
Total	$6,880	$7,683	$(803)	(10.5)%

Provision for Income Tax. An income tax expense of $519,000 was recorded for the three months ended December 31, 2016 compared to $242,000 for the three months ended December 31, 2015, generally due to an increase in income before taxes of $752,000. The provision for income taxes was higher as a percentage of income before taxes during the three months ended December 31, 2016 as compared to the same period in 2015, primarily due to an increase in pretax income.

Comparison of Results of Operations for the Six Months Ended December 31, 2016 and 2015

General. The Company recorded net income for the six months ended December 31, 2016 of $1.8 million compared to net income of $1.9 million for the six months ended December 31, 2015, a decrease of $102,000, or 5.3%, as a result of an increase in expenses outpacing an increase in revenues as compared to the prior year.

Net Interest Income. Net interest income increased $2.0 million to $15.0 million for the six months ended December 31, 2016, from $13.1 million for the six months ended December 31, 2015, primarily the result of an increase in interest income related to the increased average volume of loans receivable.

The net interest margin increased 21 basis points to 3.09% for the six months ended December 31, 2016, from 2.88% for the same period in 2015. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields coupled with a reduction in the average balance of lower yielding cash and investment alternatives. Reduced borrowing costs related to the prepayment of long-term FHLB advances also contributed to improved margins. The average balance of net loans receivable increased $152.5 million, while the average balance of interest-bearing deposits in banks decreased $12.1 million, and the average balance of investments and mortgage-backed securities decreased $74.5 million for the six months ended December 31, 2016 compared to the same period in 2015. Of the $2.0 million increase in net interest income during the six months ended December 31, 2016 compared to the same period in 2015, $2.6 million was the result of an increase in volume partially offset by a $660,000 decline attributable to changes in rates. The decline in rates was mainly attributable to a $780,000 decline due to lower average loan rates, partially offset by a $182,000 increase in yields on investment and mortgage-backed securities. The cost of average interest-bearing liabilities decreased six basis points to 0.68% for the six months ended December 31, 2016, compared to 0.74% for the same period in the prior year, due primarily to a decrease in the average balance of, and rates paid on, borrowings.

Interest Income. Total interest income increased $2.0 million, or 12.9%, to $17.5 million for the six months ended December 31, 2016 from $15.5 million for the comparable period in 2015. Interest income on loans increased $2.6 million, or 23.0%, during the six months ended December 31, 2016 compared to the same period in the prior year, as a result of an increase of $152.5 million in the average balance of loans receivable partially offset by a decrease of 24 basis points in average loan yields. Lower average loan yields reflect higher yielding loans that continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities decreased $299,000 to $1.3 million for the six months ended December 31, 2016 compared to $1.6 million for the six months ended December 31, 2015, primarily due to a decrease in the average balance of $38.4 million to $92.3 million for the six months ended December 31, 2016 compared to $130.7 million for the six months ended December 31, 2015, the result of sales, calls, prepayments, and amortization. The yield on investment securities for the six months ended December 31, 2016 increased 35 basis points compared to the same period in 2015 due primarily to adjustable-rate securities repricing at higher rates, and investments purchased with higher yields, compared to the same period in 2015.

Interest income on mortgage backed securities decreased $357,000, primarily due to a decrease in the average balance of $36.1 million from $243.7 million for the six months ended December 31, 2015 to $207.6 million for the six months ended December 31, 2016, the result of sales, prepayments, and amortization.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended December 31,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$654,120	4.25%	$501,617	4.49%	$2,644
Investment securities	92,300	2.74	130,709	2.39	(299)
Mortgage-backed securities	207,604	2.12	243,681	2.10	(357)
FHLB stock	4,068	3.05	4,630	1.94	17
Interest-bearing deposits in banks	13,474	0.36	25,527	0.27	(10)
Total interest-earning assets	$971,566	3.59	$906,164	3.41	$1,995

Interest Expense. Total interest expense was $2.4 million for both the six months ended December 31, 2016 and 2015. Deposit costs increased for the six months ended December 31, 2016 compared to the same period in 2015 primarily due to higher average balances and an increase in rates paid on money market accounts and certificates of deposit as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $76.4 million, or 13.5%, to $644.2 million for the six months ended December 31, 2016 from $567.8 million for the six months ended December 31, 2015. This increase was mainly attributable to increases in the average balances for money market accounts of $41.0 million, certificates of deposit of $20.8 million, transaction accounts of $9.0 million, and savings accounts of $5.6 million. In addition to promotional efforts on money market and certificates of deposit, we have also increased our focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs decreased $299,000 to $1.1 million for the six months ended December 31, 2016 from $1.4 million for the comparable period in 2015, due to a decline of $13.4 million in the average balance, and a 23 basis point decrease in the average cost, of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended December 31,
	2016		2015		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$95,129	0.04%	$89,558	0.04%	$—
Transaction accounts	107,513	0.01	98,502	0.01	1
Money market accounts	274,409	0.28	233,404	0.25	104
Certificates of deposit	167,151	1.11	146,335	0.96	227
Borrowings	72,391	3.03	85,831	3.26	(299)
Total interest-bearing liabilities	$716,593	0.68	$653,630	0.74	$33

Provision for Loan Losses. There was $760,000 in provision for loan losses during the six months ended December 31, 2016 compared to no provision for the six months ended December 31, 2015, primarily the result of loan growth.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Net charge-offs (recoveries)	$61	$(137)
Allowance for loan losses	8,060	6,974
Allowance for losses as a percentage of total loans receivable at the end of this period	1.2%	1.3%
Total nonaccruing loans	2,498	2,254
Allowance for loan losses as a percentage of nonaccrual loans at end of period	322.7%	309.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.4%	0.4%
Total loans	$697,305	$533,408

Noninterest Income. Noninterest income decreased $368,000, or 11.7%, to $2.8 million for the six months ended December 31, 2016, from $3.1 million for the six months ended December 31, 2015, despite increases in the net gain on sale of loans of $361,000 and the cash surrender value of bank-owned life insurance of $341,000, due to no net gain on sale of investment securities compared to an $856,000 net gain on sale of investment securities in the same period last year. Other income decreased $209,000, or 77.7%, primarily due to income related to the dissolution of our Craft3 subsidiary during the six months ended December 31, 2015 not present during the same period in 2016 coupled with a decrease in revenues from investment services.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,802	$1,811	$(9)	(0.5)%
Mortgage servicing fees, net of amortization	119	115	4	3.5
Net gain on sale of loans	429	68	361	530.9
Net gain on sale of investment securities	—	856	(856)	(100.0)
Increase in cash surrender value of bank-owned life insurance	363	22	341	1,550.0
Other income	60	269	(209)	(77.7)
Total noninterest income	$2,773	$3,141	$(368)	(11.7)%

Noninterest Expense. Noninterest expense increased $742,000, or 5.5%, to $14.3 million for the six months ended December 31, 2016, compared to $13.6 million for the same period in 2015, primarily as a result of a $981,000 increase in compensation and benefits and a $429,000 change related to real estate owned and repossessed assets. The increase in compensation and benefits expense is partially attributable to stock awards issued during the six months ended December 31, 2016 as part of our 2015 Equity Incentive Plan, which will be expensed over a five year vesting period, and resulted in additional compensation and benefits of $510,000 compared to the same period in 2015. The opening of our HLC located in Seattle, Washington, and our newest branch in Bellingham, Washington have also contributed to our increased compensation and benefits and occupancy and equipment expense during the six months ended December 31, 2016 as compared to the same period in 2015. Other noninterest expense increased $319,000, primarily as a result of increased expenses related to loan and deposit products and computer networks. Real estate owned and repossessed assets expenses were minimal at $52,000 during the six months ended December 31, 2016 as compared to income of $377,000 during six months ended December 31, 2015, due primarily to the sale of a commercial real estate owned property. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,962	$6,981	$981	14.1%
Real estate owned and repossessed assets expense (income), net	52	(377)	429	(113.8)
Data processing	1,451	1,308	143	10.9
Occupancy and equipment	1,899	1,721	178	10.3
Supplies, postage, and telephone	320	339	(19)	(5.6)
Regulatory assessments and state taxes	234	277	(43)	(15.5)
Advertising	289	441	(152)	(34.5)
Professional fees	681	899	(218)	(24.2)
FDIC insurance premium	126	223	(97)	(43.5)
FHLB prepayment penalty	—	779	(779)	(100.0)
Other	1,326	1,007	319	31.7
Total	$14,340	$13,598	$742	5.5%

Provision for Income Tax. An income tax expense of $853,000 was recorded for the six months ended December 31, 2016, compared to $659,000 for the six months ended December 31, 2015. The provision for income taxes was higher as a percentage of income before taxes during the six months ended December 31, 2016 as compared to the same period in 2015, primarily due to changes in the proportion of pretax income to income exempt from taxation. [See Note 5 Federal Taxes on Income]

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2016 and 2015. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2016	Three Months Ended December 31,						Six Months Ended December 31,
		2016			2015			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.22%	$678,980	$7,193	4.24%	$512,974	$5,766	4.50%	$654,120	$13,912	4.25%	$501,617	$11,268	4.49%
Investment securities	2.71	88,821	617	2.78	124,575	776	2.49	92,300	1,266	2.74	130,709	1,565	2.39
Mortgage-backed securities	2.68	199,218	1,072	2.15	247,039	1,351	2.19	207,604	2,196	2.12	243,681	2,553	2.10
FHLB dividends	3.26	4,244	27	2.54	4,460	34	3.05	4,068	62	3.05	4,630	45	1.94
Interest-bearing deposits in banks	0.43	11,799	11	0.37	18,108	14	0.31	13,474	24	0.36	25,527	34	0.27
Total interest-earning assets (2)	3.75	983,062	8,920	3.63	907,156	7,941	3.50	971,566	17,460	3.59	906,164	15,465	3.41

Interest-bearing liabilities:
Savings accounts	0.04	$95,764	$9	0.04	$89,657	10	0.04	$95,129	$19	0.04	$89,558	19	0.04
Transaction accounts	0.01	108,614	4	0.01	96,893	4	0.02	107,513	8	0.01	98,502	7	0.01
Money market accounts	0.28	281,790	203	0.29	236,669	145	0.25	274,409	390	0.28	233,404	286	0.25
Certificates of deposit	1.13	170,482	480	1.13	146,081	351	0.96	167,151	926	1.11	146,335	699	0.96
Total deposits	0.35	656,650	696	0.42	569,300	510	0.36	644,202	1,343	0.42	567,799	1,011	0.36
Borrowings	3.20	76,861	556	2.89	81,631	671	3.29	72,391	1,098	3.03	85,831	1,397	3.26
Total interest-bearing liabilities	0.57	733,511	1,252	0.68	650,931	1,181	0.73	716,593	2,441	0.68	653,630	2,408	0.74

Net interest income			$7,668			$6,760			$15,019			$13,057
Net interest rate spread	3.18			2.95			2.77			2.91			2.67
Net earning assets		$249,551			$256,225			$254,973			$252,534
Net interest margin (3)				3.12			2.98			3.09			2.88
Average interest-earning assets to average interest-bearing liabilities		134.0%			139.4%			135.6%			138.6%

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

	Three Months Ended			Six Months Ended
	December 31, 2016 vs. 2015			December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,868	$(441)	$1,427	$3,424	$(780)	$2,644
Investments	(485)	47	(438)	(838)	182	(656)
FHLB stock	(2)	(5)	(7)	(5)	22	17
Other(1)	(5)	2	(3)	(16)	6	(10)
Total interest-earning assets	$1,376	$(397)	$979	$2,565	$(570)	$1,995

Interest-bearing liabilities:
Savings accounts	$1	$(2)	$(1)	$1	$(1)	$—
Interest-bearing transaction accounts	1	(1)	—	—	1	1
Money market accounts	28	30	58	57	47	104
Certificates of deposit	59	70	129	101	126	227
Borrowings	(38)	(77)	(115)	(216)	(83)	(299)
Total interest-bearing liabilities	$51	$20	$71	$(57)	$90	$33

Net change in interest income	$1,325	$(417)	$908	$2,622	$(660)	$1,962

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2016 and the year ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2016, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$57,584	$92,353	$22,575	$74	$172,586
FHLB advances	5,883	15,000	45,000	—	65,883
Operating leases	300	513	427	1,690	2,930
Borrower taxes and insurance	1,207	—	—	—	1,207
Deferred compensation	52	56	45	329	482
Total contractual obligations	$65,026	$107,922	$68,047	$2,093	$243,088

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2016:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,856	$—	$—	$—	$1,856
Adjustable-rate	344	—	—	—	344
Unfunded commitments under lines of credit or existing loans	26,440	20,654	3,197	20,844	71,135
Standby letters of credit	124	109	—	—	233
Total commitments	$28,764	$20,763	$3,197	$20,844	$73,568

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $22.6 million. Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $222.3 million at December 31, 2016. In addition, at December 31, 2016, we had FHLB stock of $3.8 million and have pledged collateral to support borrowings from the FHLB of $65.9 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of December 31, 2016.

At December 31, 2016, we had $2.2 million in loan commitments outstanding and an additional $71.4 million in undisbursed loans and standby letters of credit, including $35.5 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of December 31, 2016 totaled $57.6 million, or 33.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of 12 banking locations, which includes one home lending center, throughout our market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At December 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $28.8 million.

Capital Resources
At December 31, 2016, shareholders' equity totaled $176.9 million, or 16.9% of total assets. Our book value per share of common stock was $14.55 at December 31, 2016, compared to $14.97 at June 30, 2016. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At December 31, 2016, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2016.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$135,474	13.4%	$40,525	4.0%	$50,657	5.0%
Consolidated company	175,654	16.8	41,806	4.0	52,258	5.0
Common equity tier I (to risk-weighted assets)
Bank only	135,474	19.7	30,903	4.5	44,637	6.5
Consolidated company	175,654	25.4	31,141	4.5	44,982	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	135,474	19.7	41,203	6.0	54,938	8.0
Consolidated company	175,654	25.4	41,522	6.0	55,362	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	143,724	20.9	54,938	8.0	68,672	10.0
Consolidated company	183,715	26.6	55,362	8.0	69,203	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As of December 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

October 1, 2016 - October 31, 2016	598,900	$13.59	598,900	701,856
November 1, 2016 - November 30, 2016	214,500	13.81	214,500	487,356
December 1, 2016 - December 31, 2016	—	—	—	487,356
Total	813,400	$13.65	813,400

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: February 8, 2017	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 8, 2017	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements