Form 10-Q
period 2017-03-31
First Northwest Bancorp
filed 2017-05-09
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2017, there were 12,077,846 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2017	June 30, 2016

Cash and due from banks	$11,791	$12,841
Interest-bearing deposits in banks	11,397	9,809
Investment securities available for sale, at fair value	242,732	267,857
Investment securities held to maturity, at amortized cost	52,795	56,038
Loans held for sale	638	917
Loans receivable (net of allowance for loan losses of $8,328 and $7,239)	706,231	619,844
Federal Home Loan Bank (FHLB) stock, at cost	4,741	4,403
Accrued interest receivable	3,080	2,802
Premises and equipment, net	13,525	13,519
Mortgage servicing rights, net	1,046	998
Bank-owned life insurance, net	28,253	18,282
Real estate owned and repossessed assets	6	81
Prepaid expenses and other assets	5,067	2,711

Total assets	$1,081,302	$1,010,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$807,715	$723,287
Borrowings	86,553	80,672
Accrued interest payable	195	189
Accrued expenses and other liabilities	6,358	15,173
Advances from borrowers for taxes and insurance	1,944	1,040

Total liabilities	902,765	820,361

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 12,077,846 shares at March 31, 2017, and 12,676,660 shares at June 30, 2016	121	127
Additional paid-in capital	113,517	122,595
Retained earnings	77,562	77,301
Accumulated other comprehensive (loss) income, net of tax	(980)	1,895
Unearned employee stock ownership plan (ESOP) shares	(11,683)	(12,177)

Total shareholders' equity	178,537	189,741

Total liabilities and shareholders' equity	$1,081,302	$1,010,102

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans receivable	$7,479	$6,047	$21,391	$17,315
Interest on mortgage-backed securities	1,298	1,356	3,494	3,909
Interest on investment securities	580	714	1,846	2,279
Interest on deposits and other	21	13	45	47
FHLB dividends	30	31	92	76

Total interest income	9,408	8,161	26,868	23,626
INTEREST EXPENSE
Deposits	718	558	2,061	1,569
Borrowings	585	597	1,683	1,994

Total interest expense	1,303	1,155	3,744	3,563

Net interest income	8,105	7,006	23,124	20,063
PROVISION FOR LOAN LOSSES	215	—	975	—

Net interest income after provision for loan losses	7,890	7,006	22,149	20,063
NONINTEREST INCOME
Loan and deposit service fees	821	844	2,623	2,655
Mortgage servicing fees, net of amortization	69	72	188	187
Net gain on sale of loans	284	20	713	88
Net gain on sale of investment securities	—	—	—	856
Increase in cash surrender value of bank-owned life insurance	178	37	541	59
Income from death benefit on bank-owned life insurance, net	768	—	768	—
Other income	81	78	141	347

Total noninterest income	2,201	1,051	4,974	4,192

NONINTEREST EXPENSE
Compensation and benefits	4,530	3,645	12,492	10,626
Real estate owned and repossessed assets (income) expenses, net	(50)	15	2	(362)
Data processing	597	686	2,048	1,994
Occupancy and equipment	985	899	2,884	2,620
Supplies, postage, and telephone	198	161	518	500
Regulatory assessments and state taxes	133	100	367	377
Advertising	179	199	468	640
Professional fees	371	421	1,052	1,320
FDIC insurance premium	54	108	180	331
FHLB prepayment penalty	—	—	—	779
Other	501	628	1,827	1,635

Total noninterest expense	7,498	6,862	21,838	20,460

INCOME BEFORE PROVISION FOR INCOME TAXES	2,593	1,195	5,285	3,795

PROVISION FOR INCOME TAXES	429	298	1,282	957

NET INCOME	$2,164	$897	$4,003	$2,838

Basic earnings per share	$0.20	$0.07	$0.36	$0.24

Diluted earnings per share	$0.20	$0.07	$0.35	$0.24

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

NET INCOME	$2,164	$897	$4,003	$2,838

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized holding gain (loss), net of tax provision (benefit) of $133, $1,306, $(1,476), and $414, respectively	258	2,536	(2,875)	800
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $0, $0, $0, and $(291), respectively	—	—	—	(565)

Other comprehensive income (loss), net of tax	258	2,536	(2,875)	235

COMPREHENSIVE INCOME	$2,422	$3,433	$1,128	$3,073

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended March 31, 2017 and 2016
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				2,838			2,838
Common stock repurchased	(137,400)	(1)	(1,373)	(358)			(1,732)
Other comprehensive income, net of tax						235	235
Purchase of ESOP shares					(1,253)		(1,253)
ESOP shares committed to be released			11		483		494

BALANCE, March 31, 2016	12,962,960	$130	$125,447	$77,053	$(12,352)	$985	$191,263

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				4,003			4,003
Common stock repurchased	(988,814)	(10)	(9,878)	(3,742)			(13,630)
Restricted stock awards net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax						(2,875)	(2,875)
Share-based compensation			727				727
ESOP shares committed to be released			77		494		571

BALANCE, March 31, 2017	12,077,846	$121	$113,517	$77,562	$(11,683)	$(980)	$178,537

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,003	$2,838
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	949	819
Amortization and accretion of premiums and discounts on investments, net	985	1,192
Amortization (accretion) of deferred loan fees, net	148	(64)
Amortization of mortgage servicing rights, net	163	207
Additions to mortgage servicing rights, net	(211)	(24)
Provision for loan losses	975	—
Gain on sale of real estate owned and repossessed assets, net	(51)	(503)
Deferred federal income taxes	1,027	(380)
Allocation of ESOP shares	571	494
Share-based compensation	727	—
Gain on sale of loans, net	(713)	(88)
Gain on sale of securities available for sale, net	—	(856)
Impairment of real estate owned and repossessed assets	32	61
Increase in cash surrender value of life insurance, net	(541)	(59)
Income from death benefit on bank-owned life insurance, net	(768)	—
Origination of loans held for sale	(22,019)	(2,578)
Proceeds from loans held for sale	23,011	2,776
Change in assets and liabilities:
Increase in accrued interest receivable	(278)	(312)
Increase in prepaid expenses and other assets	(565)	(380)
Increase (decrease) in accrued interest payable	6	(56)
Decrease in accrued expenses and other liabilities	(8,815)	(114)

Net cash from operating activities	(1,364)	2,973

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(35,769)	(103,945)
Proceeds from maturities, calls, and principal repayments of securities available for sale	55,769	28,619
Proceeds from sales of securities available for sale	—	74,363
Proceeds from maturities, calls, and principal repayments of securities held to maturity	3,028	4,117
Proceeds from FHLB stock redemption	(338)	236
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from sale of real estate owned and repossessed assets	191	3,287
Loan originations, net of repayments, charge-offs, and recoveries	(87,607)	(87,506)
Purchase of premises and equipment	(955)	(1,884)

Net cash from investing activities	(75,681)	(82,713)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$84,428	$62,576
Proceeds from FHLB advances	215,668	65,332
Repayment of FHLB advances	(209,787)	(70,496)
Repayment of notes payable	—	(109)
Net increase in advances from borrowers for taxes and insurance	904	854
Purchase of ESOP shares	—	(1,253)
Common stock repurchased	(13,630)	(1,732)

Net cash from financing activities	77,583	55,172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538	(24,568)

CASH AND CASH EQUIVALENTS, beginning of period	22,650	45,030

CASH AND CASH EQUIVALENTS, end of period	$23,188	$20,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,738	$3,619

Income taxes	$2,186	$1,592

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(4,351)	$361

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$97	$1,076

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

The Bank provides commercial and consumer banking services to individuals and businesses in our primary market area and have expanded our lending activities to other regions of western Washington State in order to diversify our loan portfolio and increase our net interest margin. These services include deposit and lending transactions that are supplemented with other borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses ("ALLL"), mortgage servicing rights, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans.

The Company completed its stock offering and became a public company on January 29, 2015. The Conversion was accounted for as a change in corporate form with the historic basis of the Bank's assets, liabilities, and equity unchanged as a result.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS") and majority-owned Craft3 Development IV, LLC ("Craft3"). NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 was a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered into a membership redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. All material intercompany accounts and transactions have been eliminated in consolidation.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently issued accounting pronouncements - In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The Company expects to compile an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Changes in Shareholders' Equity.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. At this time, we anticipate the ALLL will increase as a result of the implementation of this ASU. The Company is reviewing the requirements of ASU 2016-13 and will begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13). The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium using the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-08 will not have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2017, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$21,558	$388	$(5)	$21,941
U.S. Treasury and government agency issued bonds (Agency bonds)	5,050	—	(147)	4,903
U.S. government agency issued asset-backed securities (ABS agency)	8,205	—	(401)	7,804
Corporate issued asset-backed securities (ABS corporate)	22,714	211	—	22,925
U.S. Small Business Administration securities (SBA)	8,460	—	(60)	8,400
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	149,021	112	(1,439)	147,694
Corporate issued mortgage-backed securities (MBS corporate)	29,252	54	(241)	29,065

Total securities available for sale	$244,260	$765	$(2,293)	$242,732

Held to Maturity
Municipal bonds	$14,196	$303	$(2)	$14,497
SBA	456	1	—	457
Mortgage-backed securities:
MBS agency	38,143	543	(179)	38,507

Total securities held to maturity	$52,795	$847	$(181)	$53,461

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(5)	$114	$—	$—	$(5)	$114
Agency bonds	(147)	4,904	—	—	(147)	4,904
ABS agency	—	—	(401)	7,803	(401)	7,803
SBA	(60)	8,400	—	—	(60)	8,400
Mortgage-backed securities:
MBS agency	(1,140)	115,329	(299)	17,607	(1,439)	132,936
MBS corporate	(30)	2,767	(211)	11,170	(241)	13,937

Total available for sale	$(1,382)	$131,514	$(911)	$36,580	$(2,293)	$168,094

Held to Maturity
Municipal bonds	$(2)	$972	$—	$—	$(2)	$972
Mortgage-backed securities:
MBS agency	$(145)	$17,321	$(34)	$2,003	$(179)	$19,324

Total held to maturity	$(147)	$18,293	$(34)	$2,003	$(181)	$20,296

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2017, there were 44 investment securities with $2.5 million of unrealized losses and a fair value of approximately $188.4 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million.

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

There were no OTTI losses during the three and nine months ended March 31, 2017 or 2016.

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

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,849	2,879
Due after five through ten years	17,090	16,932	1,506	1,509
Due after ten years	161,183	159,827	33,788	34,119

Total mortgage-backed securities	178,273	176,759	38,143	38,507

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,892	6,847	—	—
Due after five through ten years	34,815	35,107	9,700	9,862
Due after ten years	24,280	24,019	4,952	5,092

Total all other investment securities	65,987	65,973	14,652	14,954

Total investment securities	$244,260	$242,732	$52,795	$53,461

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Proceeds from sales	$—	$—	$—	$74,363
Gross realized gains	—	—	—	1,003
Gross realized losses	—	—	—	(147)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2017	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$323,166	$308,471
Multi-family	56,932	46,125
Commercial real estate	198,262	161,182
Construction and land	66,448	50,351
Total real estate loans	644,808	566,129

Consumer:
Home equity	34,193	33,909
Other consumer	17,603	9,023
Total consumer loans	51,796	42,932

Commercial business loans	16,851	16,924

Total loans	713,455	625,985

Less:
Net deferred loan fees	1,114	1,182
Premium on purchased loans, net	(2,218)	(2,280)
Allowance for loan losses	8,328	7,239

Total loans receivable, net	$706,231	$619,844

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060
Provision for loan losses	147	128	184	104	(58)	106	495	(891)	215
Charge-offs	—	—	—	—	(79)	(33)	—	—	(112)
Recoveries	25	—	—	—	125	14	1	—	165
Ending balance	$3,064	$498	$1,672	$689	$782	$448	$1,148	$27	$8,328

	At or For the Nine Months Ended March 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(39)	157	404	89	(116)	203	811	(534)	975
Charge-offs	—	—	—	—	(81)	(116)	—	—	(197)
Recoveries	111	—	—	1	146	51	2	—	311
Ending balance	$3,064	$498	$1,672	$689	$782	$448	$1,148	$27	$8,328

	At March 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,064	$498	$1,672	$689	$782	$448	$1,148	$27	$8,328
General reserve	3,006	497	1,653	688	772	425	913	27	7,981
Specific reserve	58	1	19	1	10	23	235	—	347

Total loans	$323,166	$56,932	$198,262	$66,448	$34,193	$17,603	$16,851	$—	$713,455
General reserves (1)	317,783	56,813	196,664	66,439	33,471	17,580	16,514	—	705,264
Specific reserves (2)	5,383	119	1,598	9	722	23	337	—	8,191

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2017			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$1,322	$1,548	$—	$2,386	$2,728	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	310	411	—	475	558	—
Construction and land	—	—	—	—	—	—
Home equity	404	518	—	138	203	—
Other consumer	—	51	—	—	47	—
Commercial business	—	—	—	—	—	—
Total	2,036	2,528	—	2,999	3,536	—

With an allowance recorded:
One-to-four family	4,061	4,354	58	3,715	3,910	60
Multi-family	119	119	1	122	122	1
Commercial real estate	1,288	1,291	19	1,182	1,187	11
Construction and land	9	9	1	91	115	11
Home equity	318	386	10	492	527	19
Other consumer	23	52	23	111	137	63
Commercial business	337	337	235	360	360	196
Total	6,155	6,548	347	6,073	6,358	361

Total impaired loans:
One-to-four family	5,383	5,902	58	6,101	6,638	60
Multi-family	119	119	1	122	122	1
Commercial real estate	1,598	1,702	19	1,657	1,745	11
Construction and land	9	9	1	91	115	11
Home equity	722	904	10	630	730	19
Other consumer	23	103	23	111	184	63
Commercial business	337	337	235	360	360	196
Total	$8,191	$9,076	$347	$9,072	$9,894	$361

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2017		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$1,512	$27	$1,859	$43
Multi-family	—	—	—	—
Commercial real estate	310	1	410	7
Construction and land	—	—	—	—
Home equity	301	6	180	7
Other consumer	—	1	—	3
Commercial business	—	—	—	—
Total	2,123	35	2,449	60

With an allowance recorded:
One-to-four family	4,022	75	3,882	179
Multi-family	119	1	120	4
Commercial real estate	1,293	17	1,212	50
Construction and land	9	—	44	—
Home equity	376	7	365	18
Other consumer	30	—	62	1
Commercial business	338	4	349	14
Total	6,187	104	6,034	266

Total impaired loans:
One-to-four family	5,534	102	5,741	222
Multi-family	119	1	120	4
Commercial real estate	1,603	18	1,622	57
Construction and land	9	—	44	—
Home equity	677	13	545	25
Other consumer	30	1	62	4
Commercial business	338	4	349	14
Total	$8,310	$139	$8,483	$326

Interest income recognized on a cash basis on impaired loans for the three and nine months ended March 31, 2017, was $88,000 and $275,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	March 31, 2016		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$1,740	$37	$2,307	$60
Multi-family	247	—	343	—
Commercial real estate	346	6	350	14
Construction and land	15	1	15	2
Home equity	160	3	207	10
Other consumer	—	1	4	2
Commercial business	52	—	26	—
Total	2,560	48	3,252	88

With an allowance recorded:
One-to-four family	4,307	96	3,779	175
Multi-family	124	2	180	4
Commercial real estate	1,062	12	1,020	41
Construction and land	160	9	154	9
Home equity	626	12	503	23
Other consumer	126	3	151	5
Commercial business	329	5	366	15
Total	6,734	139	6,153	272

Total impaired loans:
One-to-four family	6,047	133	6,086	235
Multi-family	371	2	523	4
Commercial real estate	1,408	18	1,370	55
Construction and land	175	10	169	11
Home equity	786	15	710	33
Other consumer	126	4	155	7
Commercial business	381	5	392	15
Total	$9,294	$187	$9,405	$360

Interest income recognized on a cash basis on impaired loans for the three and nine months ended March 31, 2016, was $105,000 and $277,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2017	June 30, 2016
	(In thousands)
One-to-four family	$1,484	$2,413
Commercial real estate	443	474
Construction and land	9	91
Home equity	389	167
Other consumer	24	112

Total nonaccrual loans	$2,349	$3,257

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2017 and June 30, 2016.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$712	$—	$290	$1,002	$322,164	$323,166
Multi-family	—	—	—	—	56,932	56,932
Commercial real estate	—	—	—	—	198,262	198,262
Construction and land	72	—	—	72	66,376	66,448
Total real estate loans	784	—	290	1,074	643,734	644,808

Consumer:
Home equity	—	297	—	297	33,896	34,193
Other consumer	136	30	—	166	17,437	17,603
Total consumer loans	136	327	—	463	51,333	51,796

Commercial business loans	—	—	—	—	16,851	16,851

Total loans	$920	$327	$290	$1,537	$711,918	$713,455

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At March 31, 2017 and June 30, 2016, First Federal had $3.7 million and $4.6 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$316,828	$3,282	$714	$2,342	$323,166
Multi-family	56,813	—	119	—	56,932
Commercial real estate	190,960	4,414	2,354	534	198,262
Construction and land	63,187	300	2,882	79	66,448
Total real estate loans	627,788	7,996	6,069	2,955	644,808

Consumer:
Home equity	33,149	280	58	706	34,193
Other consumer	17,165	219	170	49	17,603
Total consumer loans	50,314	499	228	755	51,796

Commercial business loans	15,205	162	1,468	16	16,851

Total loans	$693,307	$8,657	$7,765	$3,726	$713,455

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,484	$321,682	$323,166
Multi-family	—	56,932	56,932
Commercial real estate	443	197,819	198,262
Construction and land	9	66,439	66,448

Consumer:
Home equity	389	33,804	34,193
Other consumer	24	17,579	17,603

Commercial business	—	16,851	16,851

Total loans	$2,349	$711,106	$713,455

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31,	June 30,
	2017	2016
	(In thousands)
Total TDR loans	$6,380	$6,545
Allowance for loan losses related to TDR loans	320	267
Total nonaccrual TDR loans	538	944

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended March 31, 2017, by type of concession granted. No other TDR modifications occurred during the nine months ended March 31, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	2	$95	$89	$—	$184
Commercial real estate	1	—	—	134	134
	3	$95	$89	$134	$318
Post-modification outstanding recorded investment
One- to four-family	2	$94	$88	$—	$182
Commercial real estate	1	—	—	134	134
	3	$94	$88	$134	$316

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended March 31, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$50	$50

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

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	3	$—	$86	$374	$460

No additional funds are committed to be advanced in connection with impaired loans at March 31, 2017.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2017			June 30, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,899	$277	$4,176	$3,473	$812	$4,285
Multi-family	119	—	119	122	—	122
Commercial real estate	1,154	261	1,415	1,182	132	1,314
Home equity	333	—	333	464	—	464
Commercial business	337	—	337	360	—	360

Total TDR loans	$5,842	$538	$6,380	$5,601	$944	$6,545

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2017 and June 30, 2016, was $56.4 million and $43.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	March 31, 2017	Weighted-Average Interest Rate	June 30, 2016
	(Dollars in thousands)
Savings	0.06%	$98,304	0.04%	$91,656
Transaction accounts	0.01%	244,440	0.01%	213,442
Money market accounts	0.33%	287,129	0.26%	259,076
Certificates of deposit and jumbo certificates	1.16%	177,842	1.09%	159,113

		$807,715		$723,287

Weighted-average interest rate		0.38%		0.34%

Maturities of certificates at the dates indicated are as follows:

	March 31, 2017	June 30, 2016
	(In thousands)
Within one year or less	$67,687	$61,903
After one year through two years	62,735	45,368
After two years through three years	27,294	30,169
After three years through four years	9,828	11,150
After four years through five years	10,224	10,434
After five years	74	89

	$177,842	$159,113

Deposits at March 31, 2017 and June 30, 2016, included $55.2 million and $51.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $42.1 million and $47.4 million were pledged as collateral for these deposits at March 31, 2017 and June 30, 2016, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands)
Savings	$9	$9	$28	$28
Transaction accounts	4	3	12	10
Insured money market accounts	212	158	602	444
Certificates of deposit and jumbo certificates	493	388	1,419	1,087

	$718	$558	$2,061	$1,569

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

The effective tax rates were 24.3% and 24.9% for the nine months ended March 31, 2017 and 2016, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from bank-owned life insurance ("BOLI") and tax-exempt interest.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended March 31, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net income	$2,164	$897	$4,003	$2,838

Denominator:
Basic weighted average common shares outstanding	10,812,035	12,056,112	11,213,238	12,074,666
Dilutive restricted stock grants	107,706	—	65,318	—
Diluted weighted average common shares outstanding	10,919,741	12,056,112	11,278,556	12,074,666

Basic earnings per share	$0.20	$0.07	$0.36	$0.24

Diluted earnings per share	$0.20	$0.07	$0.35	$0.24

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017, the ESOP had purchased 1,048,029 shares in the open market. Unallocated shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2017, there were 938,037 shares in the ESOP that remain unallocated.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock issued in the Conversion for a total of 1,048,029 shares at an average price of $12.45 per share with funds borrowed from the Company. It is anticipated that the Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 20 years. At March 31, 2017, the weighted average interest rate paid on the ESOP loan payable was 2.46% per annum.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made annually by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Payments of principal and interest are due annually on June 30. No payment of principal or interest was made during the nine months ended March 31, 2017.

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

Compensation expense related to the ESOP for the three months ended March 31, 2017 and 2016 was $203,000 and $188,000, respectively. For the nine months ended March 31, 2017 and 2016 compensation expense related to the ESOP was $571,000 and $494,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	March 31, 2017	June 30, 2016
	(Dollars in thousands)
Allocated shares	70,356	70,356
Committed to be released shares	39,636	—
Unallocated shares	938,037	977,673

Total ESOP shares	1,048,029	1,048,029

Fair value of unallocated shares	$14,540	$12,456

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended March 31, 2017, 402,500 shares of restricted stock were awarded and no stock options were granted. There were no awards or related expenses during the three and nine months ended March 31, 2016. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three and nine months ended March 31, 2017, total compensation expense for the EIP was $217,000 and $727,000, respectively.

Included in the above compensation expense for the three and nine months ended March 31, 2017, was directors' compensation of $95,000 and $285,000, respectively.

The following table provides a summary of changes in non-vested restricted stock awards for the three and nine months ended March 31, 2017:

	For the Three Months Ended
	March 31, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2017	390,000	$12.70
Granted	—
Vested	—
Forfeited	—

Non-vested at March 31, 2017	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

	For the Nine Months Ended
	March 31, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	—
Granted	402,500	$12.70
Vested	—
Forfeited	(12,500)	12.70

Non-vested at March 31, 2017	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

As of March 31, 2017, there was $4.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 4.3 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$21,941	$—	$21,941
Agency bonds	—	4,903	—	4,903
ABS agency	—	7,804	—	7,804
ABS corporate	—	22,925	—	22,925
SBA	—	8,400	—	8,400
MBS agency	—	147,694	—	147,694
MBS corporate	—	29,065	—	29,065
	$—	$242,732	$—	$242,732

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds	—	15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate	—	29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate	—	41,164	—	41,164
	$—	$267,857	$—	$267,857

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$8,191	$8,191
Real estate owned and repossessed assets	—	—	6	6

	$—	$—	$8,197	$8,197

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

At March 31, 2017 and June 30, 2016, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$6	Market comparable	Discount to appraisal	0% - 10% (10%)

[1] Discount to appraisal disposition value.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$23,188	$23,188	$23,188	$—		$—
Investment securities available for sale	242,732	242,732	—	242,732		—
Investment securities held to maturity	52,795	53,461	—	53,461		—
Loans held for sale	638	638	—	638		—
Loans receivable, net	706,231	702,472	—	—		702,472
FHLB stock	4,741	4,741	—	4,741		—
Accrued interest receivable	3,080	3,080	—	3,080		—
Mortgage servicing rights, net	1,046	1,668	—	—		1,668

Financial liabilities
Demand deposits	$629,873	$629,873	$629,873	$—		$—
Time deposits	177,842	177,415	—	177,415		—
Borrowings	86,553	89,565	—	89,565		—
Accrued interest payable	195	195	—	195	—	—

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$22,650	$—	$—
Investment securities available for sale	267,857	267,857	—	267,857	—
Investment securities held to maturity	56,038	58,928	—	58,928	—
Loans held for sale	917	917	—	917	—
Loans receivable, net	619,844	631,754	—	—	631,754
FHLB stock	4,403	4,403	—	4,403	—
Accrued interest receivable	2,802	2,802	—	2,802	—
Mortgage servicing rights, net	998	1,703	—	—	1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$564,174	$—	$—
Time deposits	159,113	160,354	—	160,354	—
Borrowings	80,672	85,867	—	85,867	—
Accrued interest payable	189	189	—	189	—

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

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2017 and June 30, 2016. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

Note 10 - Subsequent Event

In August 2016, First Federal entered into a partnership with the Peninsula College Foundation forming 202 Master Tenant, LLC. An initial equity contribution of $274,000 was made in September 2016. All remaining documentation was received and the final contribution of $1.2 million was made subsequent to March 31, 2017. This investment was made in order to receive a historic tax credit that we expect to utilize and meets the criteria for reporting under the equity method of accounting.

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution primarily serving the North Olympic Peninsula region of Washington. We have twelve banking locations in Washington State, eight of which are located within Clallam and Jefferson counties, one in Kitsap County, two in Whatcom County, and a home lending center ("HLC") in King County. Our HLC is located in Seattle, Washington and is focused on the origination of loans secured by one- to four-family residential properties, which may be sold into the secondary market or retained in our loan portfolio, subject to management's growth and investment objectives.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Assets. Total assets increased $71.2 million, or 7.0%, to $1.1 billion at March 31, 2017, from $1.0 billion at June 30, 2016, primarily due to an increase of $86.4 million, or 13.9%, in net loans receivable to $706.2 million at March 31, 2017, from $619.8 million at June 30, 2016, primarily as a result of increases in commercial real estate, construction and land, and one- to four-family residential loans.

Total loans, excluding loans held for sale, increased $87.5 million, or 14.0%, to $713.5 million at March 31, 2017, from $626.0 million at June 30, 2016. The portfolio increase was mainly attributable to an increase in commercial real estate loans of $37.1 million, or 23.0%, to $198.3 million at March 31, 2017 from $161.2 million at June 30, 2016. One- to four-family residential loans increased $14.7 million, or 4.8%, to $323.2 million at March 31, 2017 from $308.5 million at June 30, 2016, the result of loan originations of $53.3 million and a loan pool purchase of $30.3 million, offset by normal amortization and prepayment activity. The loan pool purchase included jumbo loans secured by residential properties located in Washington State. Multi-family loans increased $10.8 million, or 23.4%, to $56.9 million at March 31, 2017 from $46.1 million at June 30, 2016, and other consumer loans increased $8.6 million, or 95.6%, to $17.6 million at March 31, 2017 from $9.0 million at June 30, 2016, mainly the result of auto loans originated through our indirect lending program.

Additionally, the balance of construction and land loans increased $16.1 million, or 31.9%, during the nine months ended March 31, 2017 to $66.4 million at March 31, 2017 from $50.4 million at June 30, 2016. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the State of Washington. There were $40.4 million in undisbursed construction commitments at March 31, 2017, an increase of $10.5 million compared to $29.9 million at June 30, 2016. Undisbursed construction commitments at March 31, 2017 included $12.9 million of multi-family residential, $13.4 million of one- to four-family residential, and $14.1 million of commercial real estate construction projects. Commercial real estate construction commitments include $9.7 million of one- to four-family speculative construction projects, of which there was $7.3 million located in King County and $2.4 million located in Thurston County, Washington.

Home equity loans increased $284,000, and commercial business loans decreased $73,000, during the nine months ended March 31, 2017. We continue to focus on increasing our loan balances as a percentage of earning assets.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2017	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,474	$6,274	$—	$23,748
Multi-family residential	—	43,300	—	43,300
Commercial real estate	1,938	14,478	9,610	26,026
Total commitment	$19,412	$64,052	$9,610	$93,074

Construction Funds Disbursed
One- to four-family residential	$7,624	$2,760	$—	$10,384
Multi-family residential	—	30,369	—	30,369
Commercial real estate	1,557	9,513	871	11,941
Total disbursed	$9,181	$42,642	$871	$52,694

Undisbursed Commitment
One- to four-family residential	$9,850	$3,514	$—	$13,364
Multi-family residential	—	12,931	—	12,931
Commercial real estate	381	4,965	8,739	14,085
Total undisbursed	$10,231	$21,410	$8,739	$40,380

Land Funds Disbursed
One- to four-family residential	$7,332	$693	$—	$8,025
Commercial real estate	—	5,729	—	5,729
Total disbursed for land	$7,332	$6,422	$—	$13,754

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

June 30, 2016	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,621	$5,779	$—	$12,400
Multi-family residential	—	24,823	—	24,823
Commercial real estate	2,165	15,140	11,050	28,355
Total Commitment	$8,786	$45,742	$11,050	$65,578

Construction Funds Disbursed
One- to four-family residential	$1,889	$2,623	$—	$4,512
Multi-family residential	—	12,301	—	12,301
Commercial real estate	1,104	7,342	10,400	18,846
Total disbursed	$2,993	$22,266	$10,400	$35,659

Undisbursed Commitment
One- to four-family residential	$4,732	$3,156	$—	$7,888
Multi-family residential	—	12,522	—	12,522
Commercial real estate	1,061	7,798	650	9,509
Total undisbursed	$5,793	$23,476	$650	$29,919

Land Funds Disbursed
One- to four-family residential	$8,009	$870	$—	$8,879
Commercial real estate	724	2,960	2,129	5,813
Total disbursed for land	$8,733	$3,830	$2,129	$14,692

During the nine months ended March 31, 2017, the Company originated $163.3 million of loans, of which $67.7 million, or 41.5%, were originated in the North Olympic Peninsula, $85.3 million, or 52.2%, in the Puget Sound region of Washington, and $10.3 million, or 6.3%, in other areas in Washington. During the same period, we purchased $30.3 million and originated $53.3 million of one- to four-family residential loans, of which $21.4 million were sold into the secondary market. We expect lending activity from our HLC to increase over time, and we intend to retain in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives, while selling off excess production into the secondary market and relying less on the purchase of one- to four-family residential loan pools.

Our allowance for loan losses increased $1.1 million, or 15.3%, to $8.3 million at March 31, 2017, from $7.2 million at June 30, 2016, primarily due to an increase in total loans. The allowance for loan losses as a percentage of total loans remained the same at 1.2% of total loans at both March 31, 2017 and June 30, 2016. There was no material change in our allowance for loan losses as a percentage of total loans during the period as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31, 2017	June 30, 2016
	(In thousands)
Real Estate:
One-to-four family	$323,166	$308,471
Multi-family	56,932	46,125
Commercial real estate	198,262	161,182
Construction and land	66,448	50,351
Total real estate loans	644,808	566,129

Consumer:
Home equity	34,193	33,909
Other consumer	17,603	9,023
Total consumer loans	51,796	42,932

Commercial business loans	16,851	16,924

Total loans	713,455	625,985
Less:
Net deferred loan fees	1,114	1,182
Premium on purchased loans, net	(2,218)	(2,280)
Allowance for loan losses	8,328	7,239
Loans receivable, net	$706,231	$619,844

Nonperforming loans decreased $908,000, or 27.9%, to $2.3 million at March 31, 2017, from $3.3 million at June 30, 2016, primarily as a result of a decrease in nonperforming one- to four-family loans of $929,000. Real estate owned and repossessed assets decreased $75,000, or 92.6%, to $6,000 at March 31, 2017 from $81,000 at June 30, 2016. Nonperforming loans to total loans declined to 0.3% at March 31, 2017 from 0.5% at June 30, 2016, and the allowance for loan losses as a percentage of nonperforming loans increased to 354.5% at March 31, 2017 from 222.3% at June 30, 2016.

At March 31, 2017, there were $6.4 million in TDR loans, of which $5.8 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, decreased by $843,000, or 18.5%, to $3.7 million at March 31, 2017, from $4.6 million at June 30, 2016.

The following table represents nonperforming assets at the dates indicated.

	March 31, 2017	June 30, 2016
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,484	$2,413
Commercial real estate	443	474
Construction and land	9	91

Total real estate loans	1,936	2,978

Consumer loans:
Home equity	389	167
Other	24	112

Total consumer loans	413	279

Total nonperforming loans	2,349	3,257

Real estate owned:
One- to four-family	—	—
Construction and land	—	22

Total real estate owned	—	22

Repossessed assets	6	59

Total nonperforming assets	$2,355	$3,338

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.5%

During the nine months ended March 31, 2017, total investment securities decreased $28.4 million, or 8.8%, to $295.5 million at March 31, 2017, from $323.9 million at June 30, 2016, primarily the result of calls, prepayments, and amortization. Mortgage-backed securities totaled $214.9 million at March 31, 2017, a decrease of $9.0 million, or 4.0%, from $223.9 million at June 30, 2016. Other investment securities, including municipal bonds and other asset-backed securities, were $80.6 million at March 31, 2017, a decrease of $19.4 million, or 19.4%, from $100.0 million at June 30, 2016. As of March 31, 2017, the investment portfolio, including mortgage-backed securities, had an estimated projected average life and average repricing term of 4.9 years and 4.5 years, respectively, based on the interest rate environment at that time. The investment portfolio contains 85.5% of amortizing securities at March 31, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $82.4 million, or 10.0%, to $902.8 million at March 31, 2017, from $820.4 million at June 30, 2016. This increase was primarily the result of deposit account balances increasing $84.4 million, or 11.7%, to $807.7 million at March 31, 2017, from $723.3 million at June 30, 2016. Transaction, savings, and money market account deposits increased $65.7 million, or 11.6%, to $629.9 million at March 31, 2017 from $564.2 million at June 30, 2016, including an increase in personal and business transaction accounts of $19.8 million and $11.2 million, respectively. Deposit account increases were primarily the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations.

Borrowings increased $5.9 million, or 7.3%, to $86.6 million at March 31, 2017 from $80.7 million at June 30, 2016, as we utilized short-term FHLB advances.

Accrued expenses and other liabilities decreased $8.8 million, primarily as a result of a liability for an investment security purchased during the quarter ended June 30, 2016 that was settled during the quarter ended September 30, 2016.

Equity. Total shareholders' equity decreased $11.2 million, or 5.9%, to $178.5 million at March 31, 2017, from $189.7 million at June 30, 2016, primarily due to a decrease of $13.6 million related to the repurchase of common stock under the Company's stock repurchase plans and a $2.9 million decrease due to unrealized changes in market values of available for sale securities. These decreases were partially offset by increases due to net income of $4.0 million, share-based compensation of $727,000, and ESOP shares committed to be released of $571,000. During the nine months ended March 31, 2017, we repurchased 988,814 shares of our common stock, at an average cost of $13.78 per share, pursuant to the Company's stock repurchase plans.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

General. The Company recorded net income for the three months ended March 31, 2017 of $2.2 million compared to net income of $897,000 for the three months ended March 31, 2016, an increase of $1.3 million, or 141.2%, primarily as a result of an increase in noninterest income of $1.2 million and an increase in net interest income of $1.1 million, partially offset by increases in noninterest expense of $636,000 and the provision for loan losses of $215,000.

Net Interest Income. Net interest income increased $1.1 million to $8.1 million for the three months ended March 31, 2017, from $7.0 million for the three months ended March 31, 2016, primarily the result of an increase in interest income related to an increase in the average volume of loans receivable.

The net interest margin increased 12 basis points to 3.18% for the three months ended March 31, 2017, from 3.06% for the same period in 2016. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields than cash and investment alternatives, coupled with a reduction in the average balance of lower yielding cash and investment alternatives. Reduced borrowing costs related to the prepayment of long-term FHLB advances also contributed to improved net interest margins during the three months ended March 31, 2017, as compared to the same period one year prior. The average balance of interest-bearing deposits in banks decreased $1.7 million to $9.8 million for the three months ended March 31, 2017 from $8.1 million for the three months ended March 31, 2016. Of the $1.1 million increase in net interest income during the three months ended March 31, 2017 compared to the same period in 2016, $1.2 million was the result of an increase in volume, partially offset by a decrease of $143,000 attributable to changes in rates. Loans receivable was the primary contributor to the increase in net interest income with a $1.8 million increase due to volume, partially offset by a $355,000 decrease due to rate. The yield on average interest-earning assets increased 13 basis points to 3.69% for the three months ended March 31, 2017, compared to 3.56% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable. The cost of average interest-bearing liabilities decreased two basis points to 0.68% for the three months ended March 31, 2017, compared to 0.70% for the same period in the prior year, due primarily to the decrease in the average rate paid on FHLB borrowings, partially offset by an increase in deposit costs.

Interest Income. Total interest income increased $1.2 million, or 15.3%, to $9.4 million for the three months ended March 31, 2017 from $8.2 million for the comparable period in 2016. Interest income on loans increased $1.4 million, or 23.7%, during the three months ended March 31, 2017, primarily reflecting an increase in the average balance of loans receivable to $704.1 million for the three months ended March 31, 2017 from $543.5 million for the three months ended March 31, 2016, combined with a decrease in average yield to 4.25% for the three months ended March 31, 2017 from 4.45% for the three months ended March 31, 2016, as higher yielding loans were repaid and replaced with loans at lower average yields.

Interest income on investment securities decreased $134,000 to $580,000 for the three months ended March 31, 2017 compared to $714,000 for the three months ended March 31, 2016, primarily the result of a decrease in the average balance of $26.2 million, or 23.2%, to $86.6 million for the three months ended March 31, 2017 compared to $112.8 million for the three months ended March 31, 2016. The average yield on investment securities for the three months ended March 31, 2017 increased 15 basis points mainly due to increased rates paid on adjustable-rate securities compared to the same period in 2016.

Interest income on mortgage backed securities decreased $58,000 primarily due to a decrease in the average balance of $34.1 million to $214.6 million for the three months ended March 31, 2017 from $248.7 million for the three months ended March 31, 2016. The average yield on mortgage-backed securities for the three months ended March 31, 2017 increased to 2.42% for the three months ended March 31, 2017 compared to 2.18% for the same period in 2016, as securities purchased have produced higher yields than those previously held in portfolio and there has been an increase in rates paid on adjustable-rate securities.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2017		2016
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$704,075	4.25%	$543,480	4.45%	$1,432
Investment securities	86,610	2.68	112,819	2.53	(134)
Mortgage-backed securities	214,637	2.42	248,681	2.18	(58)
FHLB stock	4,735	2.53	4,223	2.94	(1)
Interest-bearing deposits in banks	9,795	0.86	8,071	0.64	8
Total interest-earning assets	$1,019,852	3.69	$917,274	3.56	$1,247

Interest Expense. Total interest expense increased $148,000, or 12.8%, to $1.3 million for the three months ended March 31, 2017 from $1.2 million for the three months ended March 31, 2016, primarily due to increases in the average balance and cost of deposits. The rates paid on money market accounts and certificates of deposit increased as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $86.2 million, or 14.6%, to $675.0 million for the three months ended March 31, 2017 from $588.8 million for the three months ended March 31, 2016, primarily the result of an increase in the average balance of money market accounts and certificates of deposit of $45.2 million and $24.2 million, respectively. The average balances of both transaction and savings accounts increased $10.2 million and $6.5 million, respectively. These increases were primarily the result of pricing promotions and the development of consumer and commercial customer relationships as we continue to focus on increasing our customer deposit base in new and existing markets.

Borrowing costs declined $12,000 to $585,000 for the three months ended March 31, 2017 from $597,000 for the comparable period in 2016 due to a decrease in the average rate paid on borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2017		2016		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$97,362	0.04%	$90,904	0.04%	$—
Transaction accounts	111,292	0.01	101,071	0.01	1
Money market accounts	290,730	0.29	245,561	0.26	54
Certificates of deposit	175,583	1.12	151,290	1.03	105
Borrowings	89,208	2.62	75,855	3.15	(12)
Total interest-bearing liabilities	$764,175	0.68	$664,681	0.70	$148

Provision for Loan Losses. The provision for loan losses was $215,000 for the three months ended March 31, 2017 compared to no provision for loan losses during the three months ended March 31, 2016, due primarily to the growth in our loan portfolio. Management considers the allowance for loan losses at March 31, 2017 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net charge-offs	$53	$14
Allowance for loan losses	8,328	6,988
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.2%
Total nonaccruing loans	2,349	3,873
Allowance for loan losses as a percentage of nonaccrual loans at end of period	354.5%	180.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.7%
Total loans	$713,455	$580,289

Noninterest Income. Noninterest income increased $1.2 million, or 109.4%, to $2.2 million for the three months ended March 31, 2017, from $1.1 million for the three months ended March 31, 2016, primarily due to income from a death benefit on BOLI of $768,000 related to the death of a former Bank executive, an increase in net gain on sale of loans of $264,000, and an increase in the cash surrender value of bank-owned life insurance of $141,000. The increase in net gain on sale of loans was primarily the result of an increase in the sale of our originations of one- to four family residential loans. The increase in the cash surrender value of BOLI was primarily a result of increased returns on the policies underlying BOLI and an increase in the BOLI asset of $10.0 million due to the purchase of additional BOLI.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$821	$844	$(23)	(2.7)%
Mortgage servicing fees, net of amortization	69	72	(3)	(4.2)
Net gain on sale of loans	284	20	264	1,320.0
Net gain on sale of investment securities	—	—	—	—
Increase in cash surrender value of bank-owned life insurance	178	37	141	381.1
Income from death benefit on bank-owned life insurance, net	768	—	768	100.0
Other income	81	78	3	3.8
Total noninterest income	$2,201	$1,051	$1,150	109.4%

Noninterest Expense. Noninterest expense increased $636,000, or 9.3%, to $7.5 million for the three months ended March 31, 2017, compared to $6.9 million for the same period in 2016, primarily as a result of an increase in compensation and benefits expense of $885,000. Compensation and benefits expense increased as a result of additional expenses related to stock awards, adding staff to manage the growth of our operations, providing for annual merit increases, and rewarding our staff and management for performance through incentive programs and sales commissions. We also re-established the accrual for executive cash incentives as a result of earnings improvement during the quarter ended March 31, 2017. In addition, occupancy and equipment expenses increased primarily due to our market expansion and growth. We believe that these expenses are necessary to support and maintain the infrastructure needed for prudent and sustainable growth. There was also a $54,000 decrease in FDIC insurance premiums as compared to the same quarter in 2016 due to an adjustment for a change in the FDIC's calculation of assessments due beginning July 1, 2016. Other expenses decreased as a result of decreased expenses related to professional development and loss on disposal of fixed assets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,530	$3,645	$885	24.3%
Real estate owned and repossessed assets (income) expense, net	(50)	15	(65)	(433.3)
Data processing	597	686	(89)	(13.0)
Occupancy and equipment	985	899	86	9.6
Supplies, postage, and telephone	198	161	37	23.0
Regulatory assessments and state taxes	133	100	33	33.0
Advertising	179	199	(20)	(10.1)
Professional fees	371	421	(50)	(11.9)
FDIC insurance premium	54	108	(54)	(50.0)
Other	501	628	(127)	(20.2)
Total	$7,498	$6,862	$636	9.3%

Provision for Income Tax. An income tax expense of $429,000 was recorded for the three months ended March 31, 2017 compared to $298,000 for the three months ended March 31, 2016, generally due to an increase in income before taxes of $1.4 million. The provision for income taxes was lower as a percentage of income before taxes during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to income from the death benefit on BOLI, which is exempt from federal income taxes. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended March 31, 2017 and 2016

General. The Company recorded net income for the nine months ended March 31, 2017 of $4.0 million compared to net income of $2.8 million for the nine months ended March 31, 2016, an increase of $1.2 million, or 41.1%, primarily the result of an increase in net interest income after provision of loan losses partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $3.1 million to $23.1 million for the nine months ended March 31, 2017, from $20.1 million for the nine months ended March 31, 2016, primarily the result of an increase in interest income related to the increased average volume of loans receivable.

The net interest margin increased 18 basis points to 3.12% for the nine months ended March 31, 2017, from 2.94% for the same period in 2016. The net interest margin increased due primarily to an increase in the average balance of total loans receivable coupled with a reduction in the average balance of lower yielding cash and investment alternatives. Reduced borrowing costs related to the prepayment of long-term FHLB advances also contributed to improved margins. The average balance of net loans receivable increased $155.2 million, while the average balance of interest-bearing deposits in banks decreased $7.5 million, and the average balance of investments and mortgage-backed securities decreased $69.7 million for the nine months ended March 31, 2017 compared to the same period in 2016. Of the $3.1 million increase in net interest income during the nine months ended March 31, 2017 compared to the same period in 2016, $3.9 million was the result of an increase in volume, primarily due to loans receivable, partially offset by an $819,000 decline attributable to changes in rates. The decline in rates was mainly attributable to a $1.1 million decline due to lower average loan rates, partially offset by a $345,000 increase due to higher average yields on investment and mortgage-backed securities. The cost of average interest-bearing liabilities decreased four basis points to 0.68% for the nine months ended March 31, 2017, compared to 0.72% for the same period in the prior year, due primarily to a decrease in the average balance of, and rates paid on, borrowings.

Interest Income. Total interest income increased $3.2 million, or 13.7%, to $26.9 million for the nine months ended March 31, 2017 from $23.6 million for the comparable period in 2016. Interest income on loans increased $4.1 million, or 23.5%, during the nine months ended March 31, 2017 compared to the same period in the prior year, primarily a result of an increase of $155.2 million in the average balance of loans receivable partially offset by a decrease of 23 basis points in average loan yields. Lower average loan yields reflect higher yielding loans that continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities decreased $433,000 to $1.8 million for the nine months ended March 31, 2017 compared to $2.3 million for the nine months ended March 31, 2016, primarily due to a decrease in the average balance of investment securities of $34.3 million to $90.4 million for the nine months ended March 31, 2017 compared to $124.7 million for the nine months ended March 31, 2016, the result of calls, prepayments, and amortization. The yield on investment securities for the nine months ended March 31, 2017 increased 28 basis points compared to the same period in 2016 due primarily to adjustable-rate securities repricing at higher rates compared to the same period in 2016.

Interest income on mortgage backed securities decreased $415,000, primarily due to a decrease in the average balance of $35.4 million to $209.9 million for the nine months ended March 31, 2017, from $245.3 million for the nine months ended March 31, 2016, the result of prepayments, and amortization.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended March 31,
	2017		2016
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$670,772	4.25%	$515,580	4.48%	$4,076
Investment securities	90,403	2.72	124,745	2.44	(433)
Mortgage-backed securities	209,949	2.22	245,348	2.12	(415)
FHLB stock	4,290	2.86	4,495	2.25	16
Interest-bearing deposits in banks	12,248	0.49	19,708	0.32	(2)
Total interest-earning assets	$987,662	3.63	$909,876	3.46	$3,242

Interest Expense. Total interest expense increased $181,000, or 5.1%, to $3.7 million for the nine months ended March 31, 2017 from $3.6 million for the nine months ended March 31, 2016, primarily due to higher average balances of, and an increase in rates paid on, money market accounts and certificates of deposit.

The average balance of interest-bearing deposits increased $79.7 million, or 13.9%, to $654.5 million for the nine months ended March 31, 2017 from $574.8 million for the nine months ended March 31, 2016. This increase was attributable to increases in the average balances for money market accounts of $42.4 million, certificates of deposit of $22.0 million, transaction accounts of $9.4 million, and savings accounts of $5.9 million. In addition to promotional efforts on money market and certificates of deposit, we continued to focus on increasing our commercial business deposits as we develop commercial lending relationships.

Borrowing costs decreased $311,000 to $1.7 million for the nine months ended March 31, 2017 from $2.0 million for the comparable period in 2016, due to a decline of $4.5 million in the average balance, and a 34 basis point decrease in the average cost, of borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended March 31,
	2017		2016		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$95,873	0.04%	$90,007	0.04%	$—
Transaction accounts	108,773	0.01	99,358	0.01	2
Money market accounts	279,849	0.29	237,456	0.25	158
Certificates of deposit	169,962	1.11	147,986	0.98	332
Borrowings	77,997	2.88	82,506	3.22	(311)
Total interest-bearing liabilities	$732,454	0.68	$657,313	0.72	$181

Provision for Loan Losses. There was $975,000 in provision for loan losses during the nine months ended March 31, 2017 compared to no provision for the nine months ended March 31, 2016, primarily the result of loan growth.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net charge-offs (recoveries)	$114	$(123)
Allowance for loan losses	8,328	6,988
Allowance for losses as a percentage of total loans receivable at the end of this period	1.2%	1.2%
Total nonaccruing loans	2,349	3,873
Allowance for loan losses as a percentage of nonaccrual loans at end of period	354.5%	180.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.7%
Total loans	$713,455	$580,289

Noninterest Income. Noninterest income increased $782,000, or 18.7%, to $5.0 million for the nine months ended March 31, 2017, from $4.2 million for the nine months ended March 31, 2016. The increase in noninterest income was primarily the result of income from a death benefit on BOLI of $768,000 related to the death of a former Bank executive, an increase in the net gain on sale of loans of $625,000, and an increase in the cash surrender value of bank-owned life insurance of $482,000. The increase in the cash surrender value of BOLI was primarily a result of increased returns on the policies underlying BOLI and an increase to the BOLI asset of $10.0 million due to the purchase of additional BOLI. The increase in net gain on sale of loans was primarily the result of an increase in the sale of our originations of one- to four family residential loans. These increases were partially offset by the absence of a gain on sale of securities of $856,000 during the nine months ended March 31, 2016 that was not present in the same period in 2017. In addition, other income decreased $206,000, or 59.4%, primarily due to income related to the dissolution of our Craft3 subsidiary during the nine months ended March 31, 2016.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,623	$2,655	$(32)	(1.2)%
Mortgage servicing fees, net of amortization	188	187	1	0.5
Net gain on sale of loans	713	88	625	710.2
Net gain on sale of investment securities	—	856	(856)	(100.0)
Increase in cash surrender value of bank-owned life insurance	541	59	482	816.9
Income from death benefit on bank-owned life insurance, net	768	—	768	100.0
Other income	141	347	(206)	(59.4)
Total noninterest income	$4,974	$4,192	$782	18.7%

Noninterest Expense. Noninterest expense increased $1.4 million, or 6.7%, to $21.8 million for the nine months ended March 31, 2017, compared to $20.5 million for the same period in 2016, primarily as a result of a $1.9 million increase in compensation and benefits and a $364,000 increase related to real estate owned and repossessed assets. The increase in compensation and benefits expense was partially attributable to stock awards issued during the nine months ended March 31, 2017 as part of our 2015 Equity Incentive Plan, which will be expensed over a five year vesting period, and resulted in additional compensation and benefits of $727,000 compared to the same period in 2016. In addition to rewarding our staff and management for performance through incentive programs and sales commissions reflected by our growth since June 30, 2016, the opening of our HLC located in Seattle, Washington, and our newest branch in Bellingham, Washington have significantly contributed to our increased compensation and benefits and occupancy and equipment expense during the nine months ended March 31, 2017 as compared to the same period in 2016. Other noninterest expense increased $192,000, primarily as a result of increased expenses related to loan and deposit products and other organizational expenses. Real estate owned and repossessed assets expenses were minimal at $2,000 during the nine months ended March 31, 2017 as compared to income of $362,000 during nine months ended March 31, 2016, due primarily to the sale of a commercial real estate owned property. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$12,492	$10,626	$1,866	17.6%
Real estate owned and repossessed assets expense (income), net	2	(362)	364	100.6
Data processing	2,048	1,994	54	2.7
Occupancy and equipment	2,884	2,620	264	10.1
Supplies, postage, and telephone	518	500	18	3.6
Regulatory assessments and state taxes	367	377	(10)	(2.7)
Advertising	468	640	(172)	(26.9)
Professional fees	1,052	1,320	(268)	(20.3)
FDIC insurance premium	180	331	(151)	(45.6)
FHLB prepayment penalty	—	779	(779)	(100.0)
Other	1,827	1,635	192	11.7
Total	$21,838	$20,460	$1,378	6.7%

Provision for Income Tax. An income tax expense of $1.3 million was recorded for the nine months ended March 31, 2017, compared to $957,000 for the nine months ended March 31, 2016. The provision for income taxes was lower as a percentage of income before taxes during the nine months ended March 31, 2017 as compared to the same period in 2016, primarily due to changes in the proportion of pretax income to income exempt from taxation. The income from a death benefit on BOLI, which is exempt from federal income taxes, contributed to this change. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2017 and 2016. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At March 31, 2017	Three Months Ended March 31,						Nine Months Ended March 31,
		2017			2016			2017			2016
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.29%	$704,075	$7,479	4.25%	$543,480	$6,047	4.45%	$670,772	$21,391	4.25%	$515,580	$17,315	4.48%
Investment securities	2.73	86,610	580	2.68	112,819	714	2.53	90,403	1,846	2.72	124,745	2,279	2.44
Mortgage-backed securities	2.69	214,637	1,298	2.42	248,681	1,356	2.18	209,949	3,494	2.22	245,348	3,909	2.12
FHLB dividends	2.57	4,735	30	2.53	4,223	31	2.94	4,290	92	2.86	4,495	76	2.25
Interest-bearing deposits in banks	0.75	9,795	21	0.86	8,071	13	0.64	12,248	45	0.49	19,708	47	0.32
Total interest-earning assets (2)	3.78	1,019,852	9,408	3.69	917,274	8,161	3.56	987,662	26,868	3.63	909,876	23,626	3.46

Interest-bearing liabilities:
Savings accounts	0.06	$97,362	$9	0.04	$90,904	9	0.04	$95,873	$28	0.04	$90,007	28	0.04
Transaction accounts	0.01	111,292	4	0.01	101,071	3	0.01	108,773	12	0.01	99,358	10	0.01
Money market accounts	0.33	290,730	212	0.29	245,561	158	0.26	279,849	602	0.29	237,456	444	0.25
Certificates of deposit	1.16	175,583	493	1.12	151,290	388	1.03	169,962	1,419	1.11	147,986	1,087	0.98
Total deposits	0.38	674,967	718	0.43	588,826	558	0.38	654,457	2,061	0.42	574,807	1,569	0.36
Borrowings	2.74	89,208	585	2.62	75,855	597	3.15	77,997	1,683	2.88	82,506	1,994	3.22
Total interest-bearing liabilities	0.61	764,175	1,303	0.68	664,681	1,155	0.70	732,454	3,744	0.68	657,313	3,563	0.72

Net interest income			$8,105			$7,006			$23,124			$20,063
Net interest rate spread	3.17			3.01			2.86			2.95			2.74
Net earning assets		$255,677			$252,593			$255,208			$252,563
Net interest margin (3)				3.18			3.06			3.12			2.94
Average interest-earning assets to average interest-bearing liabilities		133.5%			138.0%			134.8%			138.4%

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

	Three Months Ended			Nine Months Ended
	March 31, 2017 vs. 2016			March 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,787	$(355)	$1,432	$5,224	$(1,148)	$4,076
Investments	(352)	160	(192)	(1,193)	345	(848)
FHLB stock	4	(5)	(1)	(3)	19	16
Other(1)	3	5	8	(18)	16	(2)
Total interest-earning assets	$1,442	$(195)	$1,247	$4,010	$(768)	$3,242

Interest-bearing liabilities:
Interest-bearing transaction accounts	$1	$—	$1	$1	$1	$2
Money market accounts	30	24	54	77	81	158
Certificates of deposit	63	42	105	164	168	332
Borrowings	106	(118)	(12)	(112)	(199)	(311)
Total interest-bearing liabilities	$200	$(52)	$148	$130	$51	$181

Net change in interest income	$1,242	$(143)	$1,099	$3,880	$(819)	$3,061

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended March 31, 2017 and the year ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2017, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$67,687	$90,029	$20,052	$74	$177,842
FHLB advances	26,553	20,000	40,000	—	86,553
Operating leases	300	490	396	1,667	2,853
Borrower taxes and insurance	1,944	—	—	—	1,944
Deferred compensation	66	68	27	352	513
Total contractual obligations	$96,550	$110,587	$60,475	$2,093	$269,705

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2017:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$50	$—	$—	$—	$50
Adjustable-rate	408	—	—	—	408
Unfunded commitments under lines of credit or existing loans	34,383	18,129	3,941	21,330	77,783
Standby letters of credit	124	109	—	—	233
Total commitments	$34,965	$18,238	$3,941	$21,330	$78,474

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $23.2 million. Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $242.7 million at March 31, 2017. In addition, at March 31, 2017, we had FHLB stock of $4.7 million and have pledged collateral to support borrowings from the FHLB of $86.6 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, no collateral has been pledged as of March 31, 2017.

At March 31, 2017, we had $458,000 in loan commitments outstanding and an additional $78.0 million in undisbursed loans and standby letters of credit, including $40.4 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of March 31, 2017 totaled $67.7 million, or 38.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of 12 banking locations, including our HLC, located throughout our market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $27.9 million.

Capital Resources
At March 31, 2017, shareholders' equity totaled $178.5 million, or 16.5% of total assets. Our book value per share of common stock was $14.78 at March 31, 2017, compared to $14.97 at June 30, 2016. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At March 31, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at March 31, 2017.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$137,971	13.1%	$42,241	4.0%	$52,801	5.0%
Consolidated company	180,676	16.7	43,383	4.0	54,229	5.0
Common equity tier I (to risk-weighted assets)
Bank only	137,971	19.2	32,326	4.5	46,693	6.5
Consolidated company	180,676	25.0	32,576	4.5	47,054	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	137,971	19.2	43,102	6.0	57,469	8.0
Consolidated company	180,676	25.0	43,434	6.0	57,912	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	146,499	20.4	57,469	8.0	71,836	10.0
Consolidated company	189,204	26.1	57,912	8.0	72,390	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

January 1, 2017 - January 31, 2017	—	$—	—	487,356
February 1, 2017 - February 28, 2017	—	—	—	487,356
March 1, 2017 - March 31, 2017	76,100	15.72	76,100	411,256
Total	76,100	$15.72	76,100

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: May 9, 2017	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2017	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements