Form 10-K
period 2017-06-30
First Northwest Bancorp
filed 2017-09-08
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended June 30, 2017	or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
						Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [x]

At September 5, 2017, the registrant had 11,889,407 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of December 31, 2016, was $183,040,416. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP
2017 ANNUAL REPORT ON FORM 10-K

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

•	our success in opening new branches and home lending centers;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth in compliance with regulatory requirements;

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

At June 30, 2017, we had total assets of $1.1 billion, net loans of $726.8 million, total deposits of $823.8 million, and total shareholders' equity of $177.7 million. The Company's business activities are generally limited to passive investment activities and oversight of its investment in First Federal.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

First Northwest is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  First Federal is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  First Federal is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines (“FHLB” or “FHLB of Des Moines”), which is one of the eleven regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Federal is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. Our twelve banking locations include eleven full-service banking offices, two banking locations primarily serving our customers through the use of Interactive Teller Machines ("ITM") and Automated Teller Machines ("ATM"), and a Home Lending Center ("HLC"), which is focused on the origination of loans secured by one- to four-family residential properties that we may retain in our portfolio or sell into the secondary market, depending on our balance sheet and earnings objectives.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years we have significantly increased the origination of higher-yielding commercial real estate, multi-family real estate, and construction loans. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We operate out of two banking locations primarily serviced by both an ITM and ATM, one of which is our main administrative office; nine branch offices; and our HLC for a total of twelve banking locations throughout western Washington. Our two banking locations primarily serviced by an ITM and ATM, and five branch offices are located in Clallam County. We also have one branch office in Jefferson County, one branch office in Kitsap County, two branch offices in Whatcom County, and our HLC is located in Seattle, in King County.

Clallam County has a population of approximately 74,750 and estimated median family income of $47,253 according to the latest information available from the U.S. Census Bureau. The economic base in Clallam County is dependent on marine services, forest products, agriculture, technology, tourism, and education industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.3% at June 30, 2017, compared to 7.9% at June 30, 2016. The State of Washington average was 4.5%, and the national average was 4.4% at June 30, 2017. The average sales price of a residential home in Clallam County was $291,786 for the three months ended June 30, 2017, a 13.5% increase compared to the same period in 2016, according to Paragon Olympic Listing Service. Residential sales volume increased 5.6% for the three months ended June 30, 2017 as compared to the same period in 2016, and inventory levels at June 30, 2017 were projected to be five months according to Paragon.

Jefferson County has a population of approximately 31,139 and estimated median family income of $49,279 according to the latest information available from the U.S. Census Bureau. The economic base in Jefferson County is dependent on several industry segments, including arts and culture, maritime and boat building, small-scale manufacturing, and tourism. Another industry that supports the economic base is agriculture, which has recently increased, with several successful local farmers and a local food co-op. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.5% at June 30, 2017, compared to 7.2% at June 30, 2016. The average sales price of a residential home in Jefferson County was $375,704 for the quarter ended June 30, 2017, a 15.2% increase compared to the same period in 2016, according to Northwest Multiple Listing Service (NMLS). Residential sales volume decreased 12.6% for the quarter ended June 30, 2017 as compared to same period in 2016, and inventory levels at June 30, 2017 were projected to be six months according to NMLS.

Kitsap County has a population of approximately 264,811 and estimated median family income of $62,941 according to the latest information available from the U.S. Census Bureau. The economic base of Kitsap County is largely supported by the Kitsap Naval Base and other military related employment through the United States Navy. Other private industries that support the economic base are healthcare, retail and tourism. The primary employers in Kitsap County include the Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.7% at June 30, 2017, compared to 6.0% at June 30, 2016. The average sales price of a residential home in Kitsap County was $389,599 for the quarter ended June 30, 2017, a 12.3% increase compared to the same period in 2016, according to NMLS. Residential sales volume increased 2.3% for the quarter ended June 30, 2017 as compared to June 30, 2016, and inventory levels at June 30, 2017 were projected to be two months according to NMLS.

Whatcom County has a population of approximately 216,800 and estimated median family income of $53,145 according to the latest information available from the U.S. Census Bureau. The economic base of Whatcom County is largely supported by health care, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include St. Joseph hospital, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 4.9% at June 30, 2017, compared to 6.3% at June 30, 2016. The average sales price of a residential home in Whatcom County was $347,780 for the quarter ended June 30, 2017, a 9% increase compared to the same period in 2016, according to NMLS. Residential sales volume decreased 3.8% for the quarter ended June 30, 2017 as compared to the same period in 2016, and inventory levels at June 30, 2017 were projected to be three months according to NMLS.

King County has a population of approximately 2.1 million and estimated median family income of $75,302, according to the latest information available from the U.S. Census Bureau. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.7% at June 30, 2017, compared to 4.3% at June 30, 2016. The average sales price of a residential home in King County was $677,945 for the quarter ended June 30, 2017, a 14.9% increase compared to the same period in 2016, according to NMLS. Residential sales volume decreased 1.9% for the quarter ended June 30, 2017 as compared to the same period in 2016, and inventory levels at June 30, 2017 were projected to be one month according to NMLS.

Our business plan includes the intent to extend our operations further throughout the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) approximates 4.3 million, or 59.0% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban area along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the

Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia, the state capital (Thurston County).

Key employment sectors include aerospace, military, information technology, clean technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Corporation and Microsoft, two major industry leaders. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile, the region's workforce is generally highly educated. Washington's geographic proximity to the Pacific Rim along with a deep water port has made it a center for international trade as well, which contributes significantly to the regional economy (one in three jobs in Washington is tied to foreign exports). The Washington ports make Washington the fourth largest exporting state in the nation, and the top five trading partners with Washington include China, Mexico, Canada, Japan and Korea. Tourism has also developed into a major industry for the area, due to the scenic beauty, temperate climate, and easy accessibility. Maritime industry employment, supported by the trade and fishing industries, is also an important employment sector.

The regional economy has had a historical dependence on the aerospace industry, which has had periods of strong growth as well as reductions in activity. Over the past few years, growth rates have been steady and long-term growth trends are favorable as the market area continues to maintain a highly educated and motivated workforce, and the Puget Sound region remains a desirable place to live. In the most recent periods, similar to national trends, most of the Puget Sound region has recovered from the prior issues related to home value declines, foreclosure rates, and other real estate related problems that were a result of the national recession of 2007-2009.

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

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$328,243	44.7%	$308,471	49.3%	$256,696	52.0%	$241,910	48.0%	$247,772	54.2%
Multi-family	58,101	7.9	46,125	7.4	33,086	6.6	45,100	8.9	27,928	6.1
Commercial real estate	202,038	27.5	161,182	25.7	125,623	25.4	128,028	25.4	93,056	20.3
Construction and land	71,630	9.8	50,351	8.0	19,127	3.9	20,497	4.1	15,493	3.4
Total real estate loans	660,012	89.9	566,129	90.4	434,532	87.9	435,535	86.4	384,249	84.0

Consumer:
Home equity	35,869	4.9	33,909	5.4	36,387	7.4	40,064	8.0	42,497	9.3
Other consumer	21,043	2.9	9,023	1.5	8,198	1.7	10,697	2.1	13,029	2.8
Total consumer loans	56,912	7.8	42,932	6.9	44,585	9.1	50,761	10.1	55,526	12.1

Commercial business loans	17,073	2.3	16,924	2.7	14,764	3.0	17,532	3.5	17,746	3.9

Total loans	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%

Less:
Net deferred loan fees	904		1,182		840		862		622
Premium on purchased loans, net	(2,216)		(2,280)		(1,957)		(1,290)		(428)
Allowance for loan losses	8,523		7,239		7,111		8,072		7,974
Total loans, net	$726,786		$619,844		$487,887		$496,184		$449,353

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Real estate:
One- to four-family	$215,706	29.4%	$198,984	31.8%	$182,299	36.8%	$172,801	34.3%	$187,870	41.1%
Multi-family	1,370	0.2	9,596	1.5	7,979	1.6	2,281	0.5	2,291	0.5
Commercial real estate	38,423	5.2	46,082	7.4	36,880	7.5	46,199	9.2	43,226	9.4
Construction and land	21,582	2.9	17,399	2.7	14,132	2.9	12,575	2.5	14,153	3.1
Total real estate loans	277,081	37.7	272,061	43.4	241,290	48.8	233,856	46.5	247,540	54.1
Consumer:
Home equity	12,582	1.7	8,845	1.4	8,741	1.8	10,085	2.0	10,367	2.3
Other consumer	20,170	2.7	7,991	1.3	6,986	1.4	9,247	1.7	11,345	2.4
Total consumer loans	32,752	4.4	16,836	2.7	15,727	3.2	19,332	3.7	21,712	4.7
Commercial business loans	5,688	0.8	6,607	1.1	5,900	1.2	8,547	1.7	13,112	2.9
Total fixed-rate loans	315,521	42.9	295,504	47.2	262,917	53.2	261,735	51.9	282,364	61.7

Adjustable-rate loans:
Real estate:
One- to four-family	112,537	15.4	109,487	17.5	74,397	15.1	69,109	13.7	59,902	13.1
Multi-family	56,731	7.7	36,529	5.8	25,107	5.1	42,819	8.5	25,637	5.6
Commercial real estate	163,615	22.3	115,100	18.4	88,743	18.0	81,829	16.2	49,830	10.9
Construction and land	50,048	6.8	32,952	5.3	4,995	1.0	7,922	1.6	1,340	0.3
Total real estate loans	382,931	52.2	294,068	47.0	193,242	39.2	201,679	40.0	136,709	29.9
Consumer:
Home equity	23,287	3.2	25,064	4.0	27,646	5.6	29,979	6.0	32,130	7.0
Other consumer	873	0.1	1,032	0.2	1,212	0.2	1,450	0.3	1,684	0.4
Total consumer loans	24,160	3.3	26,096	4.2	28,858	5.8	31,429	6.3	33,814	7.4
Commercial business loans	11,385	1.6	10,317	1.6	8,864	1.8	8,985	1.8	4,634	1.0
Total adjustable-rate loans	418,476	57.1	330,481	52.8	230,964	46.8	242,093	48.1	175,157	38.3

Total loans	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%
Less:
Net deferred loan fees	904		1,182		840		862		622
Premium on purchased loans, net	(2,216)		(2,280)		(1,957)		(1,290)		(428)
Allowance for loan losses	8,523		7,239		7,111		8,072		7,974
Total loans, net	$726,786		$619,844		$487,887		$496,184		$449,353

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at June 30, 2017. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after June 30, 2018 that have fixed interest rates is $307.9 million, while the total amount of loans due after such date that have adjustable interest rates is $389.2 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$310	6.22%	$292	5.06%	$474	5.91%	$22,151	3.65%	$305,016	3.94%	$328,243	3.93%
Multi-family	2,366	4.15	120	4.96	271	4.10	42,806	4.00	12,538	4.66	58,101	4.15
Commercial real estate	3,843	5.60	706	5.00	31,545	4.79	157,718	4.23	8,226	4.00	202,038	4.34
Construction and land	24,697	5.15	4,370	5.45	1,916	6.33	23,722	5.12	16,925	5.04	71,630	5.16
Consumer:
Home equity	349	6.84	1,242	4.77	5,758	5.29	4,377	5.74	24,143	4.65	35,869	4.91
Other consumer	1,036	9.50	1,264	6.42	6,547	4.15	11,405	4.43	791	8.64	21,043	4.86

Commercial business loans	4,300	5.53	1,920	5.38	2,374	4.80	8,479	4.14	—	—%	17,073	4.72

Total loans	$36,901		$9,914		$48,885		$270,658		$367,639		$733,997
_______________
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans
The following table shows at June 30, 2017 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:	(Dollars in thousands)
One- to four-family	$177,787	54.2%	$103,986	31.7%	$4,593	1.4%	$286,366	87.2%	$41,877	12.8%	$328,243	44.7%
Multi-family	2,657	4.6	51,491	88.7	3,953	6.8	58,101	100.0	—	—	58,101	7.9
Commercial real estate	50,310	24.9	136,064	67.4	15,664	7.8	202,038	100.0	—	—	202,038	27.5
Construction and land	17,922	25.0	47,594	66.4	6,114	8.5	71,630	100.0	—	—	71,630	9.8
Total real estate loans	248,676	37.7	339,135	51.4	30,324	4.6	618,135	93.7	41,877	6.3	660,012	89.9

Consumer loans:
Home equity	31,307	87.3	4,496	12.5	66	0.2	35,869	100.0	—	—	35,869	4.9
Other consumer	13,604	64.6	6,890	32.7	421	2.0	20,915	99.4	128	0.6	21,043	2.9
Total consumer loans	44,911	78.8	11,386	20.0	487	0.9	56,784	99.8	128	0.2	56,912	7.8

Commercial business loans	8,013	46.9	9,060	53.1	—	—	17,073	100.0	—	—	17,073	2.3

Total loans	$301,600	41.1%	$359,581	49.0%	$30,811	4.2%	$691,992	94.3%	$42,005	5.7%	$733,997	100.0%
____________
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

One- to Four-Family Real Estate Lending. At June 30, 2017, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $328.2 million, or 44.7%, of our gross loan portfolio, including $41.9 million, or 12.8%, of loans secured by properties outside the state of Washington, primarily in the states of California and Ohio. We originate both fixed and adjustable-rate loans, which can be sold in the secondary market or retained in our portfolio, and supplement originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

Fixed-rate residential mortgages are offered with repayment terms between 10 and 30 years, priced off of Freddie Mac posted daily pricing indications adjusted for economic and competitive considerations. Adjustable-rate residential mortgage products with similar amortization terms are also offered, with an interest rate that is typically fixed for an initial period ranging from 1 to 7 years with annual adjustments thereafter. Future interest rate adjustments include periodic caps of no more than 2% and lifetime caps of 5% to 6% above the initial interest rate, with no borrower prepayment restrictions.

Borrower demand for adjustable-rate mortgage loans typically increases when borrowers expect lower mortgage rates in the future. Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Federal, adjustable rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. We do not offer adjustable-rate mortgages with deep discount teaser rates. At June 30, 2017, the average interest rate on our adjustable-rate mortgage loans was approximately 0.1% under the fully indexed rate. As of June 30, 2017, we had $112.5 million, or 15.4%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

The underwriting process considers a variety of factors including, but not limited to, credit history, debt to income ratios, property type, loan to value ratio, and occupancy. For loans with over 80% loan to value ratios, we typically require private mortgage insurance, which reduces our exposure to loss in the event of a default on the loan. Credit risk is also mitigated by obtaining title insurance, hazard insurance, and flood insurance. Residential mortgage loans which require appraisals are appraised by independent fee appraisers approved by First Federal.

In connection with rules and regulations issued by the Consumer Financial Protection Bureau
("CFPB"), defining qualified mortgage loans based on the borrower’s ability to repay the loan, we believe that generally all of our mortgage loans originated meet this standard.

First Federal does not actively engage in subprime lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime loans to be held in its portfolio.

Commercial and Multi-Family Real Estate Lending. At June 30, 2017, $202.0 million, or 27.5%, and $58.1 million, or 7.9%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At June 30, 2017, we have identified $46.1 million of our commercial real estate portfolio as owner-occupied commercial real estate and $214.1 million is secured by income producing, or non-owner-occupied, commercial real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in Washington State.

These loans are generally priced at a higher rate of interest than one- to four-family residential loans, to compensate for the greater risk associated with higher loan balances and the complexity of underwriting and monitoring. Repayment on loans secured by commercial or multi-family properties is dependent on successful management or utilization of the land and improvements by the property owner to create sufficient net operating income to meet debt service requirements. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including, but not limited to, vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, which provides us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon loans. As of June 30, 2017, we had $163.6 million in adjustable-rate commercial real estate loans and $56.7 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years. These loans generally have maturity dates between 3 and 10 years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, LIBOR, The Wall Street Journal prime rate, or other acceptable index. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.14% at June 30, 2017. Of all of the adjustable-rate commercial loans, 48% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 4.16% at June 30, 2017.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of the appraiser opinion of market value or determined by the debt to income service ratio, which is 1.20x for non-owner-occupied and owner-occupied properties. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum income to debt service ratio of 1.20. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list.

We require most of our commercial and multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property, as well as personal financial statements of borrowers and guarantors. These properties may also be subject to annual inspections with pictures to support that the appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $1.0 million are reviewed at least annually along with each commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it does provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	June 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$58,101	22.3%	$46,125	22.3%	$33,086	20.9%
Retail	50,398	19.4	42,637	20.6	38,604	24.3
Hospitality	29,455	11.3	19,293	9.3	19,837	12.5
Self-storage	17,343	6.7	15,086	7.3	6,504	4.1
Warehouse	16,301	6.3	12,940	6.2	—	—
Mixed use	11,000	4.2	—	—	—	—
Health care	9,001	3.5	13,837	6.7	11,568	7.3
Office building	7,386	2.8	12,510	6.0	1,568	1.0
Manufacturing	3,900	1.5	—	—	25	—
Vehicle dealership	—	—	1,689	0.8	—	—
Other non-owner occupied	11,178	4.3	7,391	3.6	6,512	4.1

Total non-owner occupied	214,063	82.3	171,508	82.8	117,704	74.2

Owner occupied
Health care	12,105	4.7	7,925	3.8	13,236	8.3
Office building	9,906	3.8	2,271	1.1	2,616	1.6
Vehicle dealership	6,241	2.4	9,424	4.5	—	—
Retail	3,499	1.3	2,396	1.2	3,922	2.5
Manufacturing	3,037	1.2	3,387	1.6	1,219	0.8
Mixed use	1,597	0.6	1,041	0.5	—	—
Hospitality	1,093	0.4	—	—	—	—
Warehouse	842	0.3	178	0.1	482	0.3
Other owner-occupied	7,756	3.0	9,177	4.4	19,530	12.3

Total owner occupied	46,076	17.7	35,799	17.2	41,005	25.8

Summary by type
Multi-family	58,101	22.3	46,125	22.3	33,086	20.9
Retail	53,897	20.7	45,033	21.8	42,526	26.8
Hospitality	30,548	11.7	19,293	9.3	19,837	12.5
Health care	21,106	8.2	21,762	10.5	24,804	15.6
Self-storage	17,343	6.7	15,086	7.3	6,504	4.1
Office building	17,292	6.6	14,781	7.1	4,184	2.6
Warehouse	17,143	6.6	13,118	6.3	482	0.3
Mixed use	12,597	4.8	1,041	0.5	—	—
Manufacturing	6,937	2.7	3,387	1.6	1,244	0.8
Vehicle dealership	6,241	2.4	11,113	5.3	—	—
Other non-owner occupied	11,178	4.3	7,391	3.6	6,512	4.1
Other owner-occupied	7,756	3.0	9,177	4.4	19,530	12.3

Total multi-family and commercial real estate	$260,139	100.0%	$207,307	100.0%	$158,709	100.0%

If we foreclose on a multi-family or commercial real estate loan, the marketing and liquidation period can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The average outstanding loan size in our commercial real estate portfolio, including multi-family loans, was $1.0 million as of June 30, 2017. We generally target individual commercial and multi-family real estate loans between $1.0 million and $5.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships at June 30, 2017 consisted of a $15.9 million relationship secured primarily by three multi-family projects in King County, a $12.4 million relationship secured by a warehouse distribution and manufacturing facility in King County, and an $11.4 million relationship primarily secured by a hotel in King County.

Construction and Land Lending. Our construction and land loans increased $21.2 million, or 42.1%, to $71.6 million, or 9.8%, of the total loan portfolio at June 30, 2017 compared to $50.4 million at June 30, 2016. This increase over the past year reflects our strategic decision to focus on increasing construction loan origination activity as real estate values and general economic conditions in our market areas continued to improve. At June 30, 2017, the undisbursed portion of construction loans in process totaled $32.0 million

First Federal offers an “all-in-one” residential adjustable-rate custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office/warehouse, hotel, and office buildings. Underwriting criteria on these loans include, but are not limited to, minimum debt service coverage requirements of 1.20 or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria.

Construction loan applications generally require the borrower to provide architectural and working plans, a material specifications list, detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for “work in place” based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress and “work in place.” Our construction administrator reviews all construction projects, inspection reports and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

At June 30, 2017, the average construction commitment for single family residential construction was $384,000, for multi-family construction was $3.3 million and for commercial real estate construction was $2.2 million. The largest construction commitments for multi-family and commercial real estate were $10.2 million and $8.9 million, respectively, at June 30, 2017.

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

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan to value ratio of 75% for improved lands (legal access, water and power) and 50% to 65% for unimproved land. The interest rate on these loans is fixed with a 20-year amortization and a five-year term. At June 30, 2017, individual lot loans totaled $22.3 million or 3.0% of the total loan portfolio.

At the dates indicated, the composition of our construction and land portfolio was as follows:

	June 30,
	2017	2016	2015	2014
	(In thousands)

One- to four-family residential	$13,426	$4,512	$3,438	$2,385
Multi-family residential	26,105	12,301	3,358	4,363
Commercial real estate	17,139	18,846	400	1,474
Land	14,960	14,692	11,931	12,275
Total construction and land	$71,630	$50,351	$19,127	$20,497

Our construction and land loans are geographically disbursed throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects, with construction loan proceeds disbursed periodically as construction progresses and as inspections by our approved third party vendor warrant.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

June 30, 2017	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,200	$9,794	$—	$26,994
Multi-family residential	—	35,643	—	35,643
Commercial real estate	1,449	14,935	9,646	26,030
Total commitment	$18,649	$60,372	$9,646	$88,667

Construction Funds Disbursed
One- to four-family residential	$9,744	$3,682	$—	$13,426
Multi-family residential	—	26,105	—	26,105
Commercial real estate	1,068	9,957	6,114	17,139
Total disbursed	$10,812	$39,744	$6,114	$56,670

Undisbursed Commitment
One- to four-family residential	$7,456	$6,112	$—	$13,568
Multi-family residential	—	9,538	—	9,538
Commercial real estate	381	4,978	3,532	8,891
Total undisbursed	$7,837	$20,628	$3,532	$31,997

Land Funds Disbursed
One- to four-family residential	$7,111	$936	$—	$8,047
Commercial real estate	—	6,913	—	6,913
Total disbursed for land	$7,111	$7,849	$—	$14,960

June 30, 2016	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$6,621	$5,779	$—	$12,400
Multi-family residential	—	24,823	—	24,823
Commercial real estate	2,165	15,140	11,050	28,355
Total commitment	$8,786	$45,742	$11,050	$65,578

Construction Funds Disbursed
One- to four-family residential	$1,889	$2,623	$—	$4,512
Multi-family residential	—	12,301	—	12,301
Commercial real estate	1,104	7,342	10,400	18,846
Total disbursed	$2,993	$22,266	$10,400	$35,659

Undisbursed Commitment
One- to four-family residential	$4,732	$3,156	$—	$7,888
Multi-family residential	—	12,522	—	12,522
Commercial real estate	1,061	7,798	650	9,509
Total undisbursed	$5,793	$23,476	$650	$29,919

Land Funds Disbursed
One- to four-family residential	$8,009	$870	$—	$8,879
Commercial real estate	724	2,960	2,129	5,813
Total disbursed for land	$8,733	$3,830	$2,129	$14,692

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles including recreational vehicles, travel trailers and motorcycles, and personal lines of credit. At June 30, 2017, home equity loans and lines of credit totaled $35.9 million, or 4.9% of the loan portfolio. Our interest rates on home equity loans are risk price adjusted based on credit score, loan to value and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed-rate, fully-amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from five to 20 years. We also offer a home equity line of credit product, which has a five year, interest-only term with the remaining balance at the end of the term amortized over a period of 15 years, up to a maximum of $250,000 if in first lien position. Home equity fixed and line of credit products in second lien positions have a maximum loan amount of $75,000. We also offer, to borrowers who qualify, a five-year home equity line of credit with a discounted initial fixed interest rate for the first year with the interest rate adjusting annually thereafter based on a margin over the prime rate; payments are interest-only for the first year. The balance and rate are fixed after five years and the principal amortized over the remaining fifteen year period of the loan. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not have private mortgage insurance coverage.

We offer several options for vehicle purchase or refinance with a maximum term of up to 84 months depending on the age and condition of the vehicle. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risk involved. Direct and indirect lending sources are used to originate auto loans.

Indirect auto loans are originated with auto dealerships located throughout our market areas through a third party service provider that also facilitates a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. We originated indirect auto loans directly through local auto dealerships prior to the implementation of the program. As of June 30, 2017, we worked with 21 auto dealerships. Working with strong dealerships within our market areas provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities. At June 30, 2017, auto loans totaled $17.5 million, of which $14.0 million were originated through dealer programs. Indirect auto finance customers receive a fixed rate loan in an amount and at an interest rate that is commensurate to their FICO credit score, age of the vehicle, loan term, and subject to our auto loan underwriting procedures. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral with parameters limiting the loan up to the full sales price of the vehicle plus sales tax, dealer preparation fees, license fees and title fees, plus the cost of service and warranty contracts and "GAP" insurance coverage obtained in connection with the vehicle or the financing (such amounts in addition to the sales price, collectively the "Additional Vehicle Costs"). Accordingly, the amount financed by us generally may exceed, depending on the credit score and applicant’s profile, in the case of new vehicles, the manufacturer's suggested retail price of the financed vehicle and the Additional Vehicle Costs. In the case of used vehicles, if the applicant meets our creditworthiness criteria, the amount financed may exceed the vehicle's value as assigned by the Kelly Blue Book, our primary reference source of used cars and the Additional Vehicle Costs. In January 2017, a "final LTV" was implemented, effectively putting a cap on the loan to value ratio to 100% of the full sales price and Additional Vehicle Costs. The loan term is averaging 68 months, which is comparable to national auto industry data.

Because our primary focus for indirect auto loans is on the credit quality of the customer rather than the value of the collateral, the collectability of an indirect auto loan is more likely to be affected by adverse personal circumstances than a single-family first mortgage loan. We rely on the borrower's continuing financial stability, rather than on the value of the vehicle, for the repayment of an indirect auto loan.

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

Commercial Business Lending. As of June 30, 2017, commercial business loans totaled $17.1 million, or 2.3%, of our loan portfolio. These loans are primarily originated as loans to business borrowers, which include lines of credit, term loans, and letters of credit. These loans are typically secured by business assets and are used for general business purposes, including seasonal and permanent working capital, equipment financing, capital, and general investments. In general, loan terms vary from one to seven years with floating rates indexed to LIBOR, The Wall Street Journal prime rate or other acceptable indices depending on prevailing economic and market conditions. A typical requirement for us to extend business credit is for the borrower to have a business deposit relationship with us which, in most cases, includes multiple accounts and related services from which we realize low cost deposits plus service and ancillary fee income.

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

Primary repayment of our commercial loans is often dependent on cash flows of the borrower, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Furthermore, collateral securing these loans may fluctuate in value based on market conditions or other factors. Our commercial business loans are originated based on the global cash flow of the borrowing entity and any guarantors. The secondary source of repayment may be liquidation of the underlying collateral and/or assets pledged by the borrower and guarantors. Most often, this collateral consists of real estate, accounts receivable, inventory, or equipment. Secondary sources of repayment and/or recovery for most of these loans are based on the liquidation of the pledged collateral, and may include enforcement of personal guaranties. Secondary underwriting and collection efforts may include accounts receivable, or other third party payments, whereby availability of funds for repayment of these loans may be substantially dependent on the ability of the borrower or a third party to collect amounts due from its customers. In addition, collateral secured by business assets may become functionally or economically obsolete, which can become problematic from a valuation, collection and liquidation perspective.

Loan Solicitation and Processing. Our loan originations are obtained from a variety of sources, including existing or walk-in customers, business development by our relationship managers (“RMs”), and referrals from our directors, business owners, investors, entrepreneurs, builders, realtors, existing customers and other professional third parties, including brokers. Loan originations are further supported by lending services offered through our Internet website, direct mail, advertising, cross-selling, employees’ community service and in the case of indirect auto loans, by partnering with auto dealerships throughout our market areas using a third party service provider. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are processed by the RMs, RM assistants, and credit underwriters with formalized credit presentations submitted to our senior loan committee, and/or management possessing the appropriate lending authority, for approval. The senior loan committee consists of the president/chief executive officer, chief financial officer, chief credit officer, chief banking officer, director of lending, commercial credit administrator, and mortgage and consumer credit manager. Exceptions to our loan policies are fully disclosed to the approving authority, either the individual or senior loan committee, prior to commitment. Exceptions are reported to the board of directors monthly, and during the years ended June 30, 2017 and 2016, there were thirteen exceptions and thirty-three exceptions, respectively.

Lending Authority. Through its current policy, the Board of Directors delegates lending authority to the Bank’s management and staff, to the Bank's Senior Loan Committee ("SLC"), and to the Board of Directors' Loan and Asset Quality Committee ("BLC"). Overdrafts and small business express loans require one signature. The Chief Credit Officer ("CCO") has the authority to approve overdrafts up to $100,000, and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans which are commercial business loans of $50,000 or less, are approved by the CCO or certain other designated staff and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount, and has the authority to approve most modifications and extensions of credit in any amount, for terms of less than one year.

Mortgage loans require at least two signatures with cumulative approval authority up to the loan amount requested. Underwriters have approval authority of $424,100, and from the Consumer and Mortgage Manager and CCO have approval authority of $1.0 million. For example, a loan in the amount of $1,750,000 would require cumulative approval from the CCO for $1.0 million and the Consumer and Mortgage Manager for the remaining $750,000. Mortgage loans over $2.0 million are approved by the SLC, and loans $6.0 million and over are approved by the BLC.
Commercial loans require at least two signatures with cumulative approval authority up to the loan amount requested. The CCO has approval authority of $1.0 million, and certain other staff and management have approval authority ranging from $250,000 to $500,000. Commercial loan relationships over $2.5 million are approved by the SLC, and loans over $6.0 million are approved by the BLC. The SLC has the authority to exceed the $6.0 million limitation when approving a new loan as part of an existing commercial relationship, not to exceed $750,000.
Consumer loans also require at least two signatures with cumulative approval authority up to the loan amount requested. The Consumer and Mortgage Manager has approval authority for consumer loans of $250,000 and certain named individuals have authority ranging from $35,000 to $50,000. Additionally, we have assigned authority to approve indirect auto loans meeting our underwriting and pricing criteria to our third party service provider. Indirect auto loan reports are reviewed daily for adherence to our policies.

Monthly, the SLC and the BLC review loan portfolio quality, concentrations, production, and industry trends and provide directional oversight. On a quarterly basis, the BLC reviews the SLC approved loans, and the Board of Directors reviews the BLC approved loans, as well as policy exceptions, credit concentrations and related risk concerns. Additionally, all policies are reviewed no less than annually.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal was limited to loans to one borrower of $29.6 million at June 30, 2017. First Federal, however, restricts its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the BLC as an exception to policy. The following table provides a summary of our five largest relationships at June 30, 2017.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$15,856	7	Commercial Real Estate
12,390	1	Commercial Real Estate
11,422	4	Commercial Real Estate
11,185	3	Commercial Real Estate
10,936	1	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan products. We also purchase whole and participation loans on a servicing retained or released basis, including loans that may be located outside our primary market areas. Our ability to originate sufficient loan volume to meet our asset and liability management objectives is limited within our historical market as a result of consumer demand, population demographics, and economic conditions. We, like many other financial institutions, may experience significant prepayments on loans due to prevailing economic conditions and low interest rates. In periods of economic uncertainty, the ability of financial institutions, including us, to originate real estate loans is substantially reduced, which results in a decrease in interest income. During the years ended June 30, 2017, 2016 and 2015, our total originations were $221.9 million, $217.0 million and $105.0 million, respectively.

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

During the years ended June 30, 2017, 2016 and 2015 we purchased $44.0 million, $59.2 million and $26.1 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. We have also participated with other lenders on commercial real estate loans located in Washington, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship of the loan and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Purchased loans, loan pools, and participations are underwritten by our credit administration department, evaluated for credit risk, and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

We actively sell residential first mortgage loans in the secondary market, and we currently service all loans sold but have, in the past, also sold loans with the servicing released. The majority of all residential mortgages we originate are fixed-rate mortgages, which we may sell to the secondary market at the time of origination to improve our interest rate risk or selectively add to our loan portfolio in an effort to enhance our net interest income. During the years ended June 30, 2017, 2016 and 2015, we sold $23.3 million, $7.8 million and $22.5 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is primarily with Freddie Mac, and we receive a servicing fee on loans sold when the servicing is retained by us. Loans in general are sold on a non-recourse basis, whenever possible, subject to a provision for repurchase upon breach of representation, warranty or covenant. Sales of real estate loans through secondary market conduits can be beneficial to us since these sales generate income at the time of sale, produce future servicing income, provide funds for additional lending, and assist us in managing our interest rate risk.

At June 30, 2017, we were servicing $176.3 million of loans for others, consisting primarily of residential mortgage loans for Freddie Mac and other secondary market purchasers. We earned mortgage servicing income of$464,000, $502,000, and $561,000 for the years ended June 30, 2017, 2016 and 2015, respectively, and mortgage servicing rights for these loans had a fair value at June 30, 2017, of $1.6 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

During fiscal 2008, we sold loans with “life of the loan” recourse provisions to Freddie Mac, requiring us to repurchase the loan if it defaults. Additionally, beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions. The balance of loans serviced for others with life of the loan recourse provisions was $6.5 million at June 30, 2017. One loan was repurchased during the year ended June 30, 2017 for $100,000, two loans were repurchased during the year ended June 30, 2016 for $151,000 and two loans were was repurchased during the year ended June 30, 2015 for $335,000.

Periodically, we solicit one or more financial institutions to take a portion of a commercial real estate loan that was originated by us. The participation agreement outlines the relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documents, etc. The participant ends up having an indirect relationship with the borrower through the Bank; essentially becoming a “silent partner” in the transaction. The participant's transactional involvement is typically limited to only that provided by the Bank as “agent” in the transaction, and the participation interest is sold without recourse. We may participate a portion of a commercial loan to manage our loan concentrations to one industry, loan type, geography, or borrower. We maintain greater than 50 percent ownership interest in the loan and retain the servicing of loans we participate with others in order to maintain our direct relationship with the borrower and better manage our credit risk. We generally receive servicing income for the participated portion of the loan. In 2016, we sold $1.5 million in commercial real estate loan participations. No commercial loan participations were sold in 2017.

We may also, from time to time, identify whole commercial real estate loans for sale, including the sale of the servicing of those loans, in order to manage concentrations as well as increase noninterest income through gains on sale. In 2017, the Company sold $10.4 million in commercial real estate loans.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sales of residential and commercial real estate loans was $757,000, $234,000 and $548,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$66,376	$50,229	$56,694
Commercial real estate	138	16,713	—
Construction and land	18,394	11,997	8,204
Home equity	6,297	2,193	798
Other consumer	16,192	4,133	1,609
Commercial business	1,623	3,413	1,148
Total fixed-rate	109,020	88,678	68,453
Adjustable-rate:
One- to four-family	4,075	1,095	3,276
Multi-family	23,797	13,882	—
Commercial real estate	43,939	54,139	20,151
Construction and land	30,325	49,818	8,461
Home equity	6,464	4,987	1,931
Other consumer	11	23	9
Commercial business	4,244	4,399	2,675
Total adjustable-rate	112,855	128,343	36,503
Total loans originated	221,875	217,021	104,956

Purchases by type:
One- to four-family	30,345	55,143	26,078
Multi-family	10,782	74	21
Multi-family construction	2,848	3,986	—
Total loans purchased	43,975	59,203	26,099
Sales and Repayments:
One- to four-family loans sold	23,251	7,763	22,540
Commercial real estate loans sold	10,402	1,500	—
Total loans sold	33,653	9,263	22,540
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	124,185	134,857	118,462
Total reductions	157,838	144,120	141,002
Net loan activity	$108,012	$132,104	$(9,947)

Loan Origination and Other Fees. Loan origination fees generally represent a percentage of the principal amount of the loan that is paid by the borrower. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment. We had $904,000, $1.2 million and $840,000 of net deferred loan fees at June 30, 2017, 2016 and 2015, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

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

Internal and independent third party loan reviews vary by loan type, as well as the nature and complexity of the loan. Some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of June 30, 2017.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$206	0.1%	—	$—	—%	3	$206	0.1%
Construction and land	1	34	—	1	20	—	2	54	—
Total real estate loans	4	240	—	1	20	—	5	260	—

Consumer loans:
Home equity	1	294	0.8	1	10	—	2	304	0.8
Other	6	73	0.3	1	—	—	7	73	0.3
Total consumer loans	7	367	0.6	2	10	—	9	377	0.6
Total loans	11	$607	0.1%	3	$30	—%	14	$637	0.1%

We had no delinquent loans, other than nonperforming and impaired loans, at both June 30, 2017 and 2016 compared to $479,000 at June 30, 2015.

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructurings. The troubled debt restructurings include nonperforming and performing loans. Nonperforming assets include all nonperforming loans as well as real estate owned and repossessed assets. Nonperforming assets as a percent of total assets was 0.2% at June 30, 2017, compared to 0.3% and 0.7% at June 30, 2016 and 2015, respectively. At each of the dates indicated, there were no loans delinquent more than 90 days that were accruing interest.

	June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$1,042	$2,413	$4,232	$3,543	$5,643
Commercial real estate	426	474	147	1,913	2,823
Construction and land	28	91	159	127	236
Total real estate loans	1,496	2,978	4,538	5,583	8,702
Consumer loans:
Home equity	398	167	181	340	1,062
Other	21	112	164	41	100
Total consumer loans	419	279	345	381	1,162
Total nonaccruing loans	1,915	3,257	4,883	5,964	9,864

Real estate owned:
One- to four-family	86	—	493	524	1,920
Commercial real estate	—	—	1,368	—	195
Construction and land	—	22	—	220	119
Total real estate owned	86	22	1,861	744	2,234

Repossessed automobiles and recreational vehicles	18	59	53	66	31

Total nonperforming assets	$2,019	$3,338	$6,797	$6,774	$12,129

TDR loans:
One- to four-family	$4,029	$4,285	$4,923	$5,939	$6,318
Multi-family	118	122	629	728	280
Commercial real estate	1,397	1,314	1,363	4,456	4,701
Total real estate loans	5,544	5,721	6,915	11,123	11,299

Home equity	312	464	428	615	740
Other consumer	—	—	—	—	2
Commercial business	289	360	403	426	308
Total restructured loans	$6,145	$6,545	$7,746	$12,164	$12,349

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.5%	1.0%	1.2%	2.2%
Nonperforming TDR loans included in total nonaccruing loans and total restructured loans above	$673	$944	$2,070	$3,536	$5,263
For the years ended June 30, 2017 and 2016, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $261,000 and $306,000, respectively. The amount that was included in interest income on a cash basis on nonaccruing loans was $13,000, $75,000 and $178,000 for the years ended June 30, 2017, 2016, and 2015, respectively.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of June 30, 2017 there were 57 loans totaling $10.7 million that continue to accrue interest but for which management has elevated concerns about possible credit problems of borrowers that caused management to have serious doubts regarding the ability of these borrowers to comply with their loan repayment terms and that may result in disclosure of such loans as nonperforming in the future. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of foreclosure, deed in lieu, or non-merger deed in lieu of foreclosure is classified as real estate owned until it is sold. When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed collateral, including automobiles, are also recorded at the lower of cost or fair market value. As of June 30, 2017, First Federal had one single family property located in Washington State in real estate owned with a book value of $86,000 and one auto in personal property owned with a book value of $18,000. Real estate owned properties are listed with a real estate broker for sale, included in the multiple listing service, and actively marketed.

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

As of June 30, 2017, we had 47 loans with an aggregate principal balance of $6.1 million which we have identified as TDR loans, of which $5.5 million were performing in accordance with their revised payment terms and on accrual status. As of June 30, 2017, there were $673,000 of TDR loans on nonaccrual and whose accrual status continues to be evaluated by management. Included in the allowance for loan losses at June 30, 2017 was a reserve of $315,000 related to TDR loans. Nonaccruing TDR loans are classified as substandard, and accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets as substandard, doubtful or loss. An asset is considered substandard when material conditions are identified which raise issues about the financial capacity, collateral or other conditions which may compromise the borrower’s promise and ability to satisfactorily perform under the terms of the loan. Substandard assets considered impaired include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make near term collection or liquidation highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets with the establishment of a specific loss reserve is not warranted. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified by us as either watch or special mention assets.

In accordance with Accounting Standards Codification ("ASC") 310 and ASC 450, when we classify problem assets as substandard, doubtful, and loss, we may review the borrower and collateral to establish a specific loan loss allowance in an amount we deem prudent. Our credit administration department, management, and the board of directors review the analysis and approve the specific loan loss allowance for these loans.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. On the basis of our review, as of June 30, 2017, 2016 and 2015, we had classified loans of $3.3 million, $4.6 million, and $9.9 million, respectively. We had no other classified assets at these dates. In addition, at June 30, 2017 we had $9.3 million of special mention loans. At June 30, 2017, classified assets represented 1.8% of equity capital and

0.3% of assets. The decrease in classified assets during the year ended June 30, 2017 was mainly attributable to the borrowers' improved financial condition as well as their ability to sell the underlying collateral securing these loans and repay our loan with the sales proceeds.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	June 30,
	2017	2016	2015
	(In thousands)
Real estate loans:
One-to-four family	$1,814	$3,163	$5,953
Multi-family	—	—	629
Commercial real estate	607	558	1,457
Construction and land	97	162	237
Total real estate loans	2,518	3,883	8,276

Consumer loans:
Home equity	684	538	831
Other consumer	35	118	286
Total consumer loans	719	656	1,117

Commercial business loans	15	30	458

Total loans	$3,252	$4,569	$9,851

The following table shows at June 30, 2017, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
					(Dollars in thousands)
Real estate loans:
One- to four-family	$1,547	0.9%	$174	0.2%	$93	2.0%	$1,814	0.6%	$—	—%	$1,814	0.6%
Commercial real estate	607	1.2	—	—	—	—	607	0.3	—	—	607	0.3
Construction and land	89	0.5	8	—	—	—	97	0.1	—	—	97	0.1
Total real estate loans	2,243	0.9	182	0.1	93	0.3	2,518	0.4	—	—	2,518	0.4

Consumer loans:
Home equity	353	1.1	331	7.4	—	—	684	1.9	—	—	684	1.9
Other consumer	22	0.2	13	0.2	—	—	35	0.2	—	—	35	0.2
Total consumer loans	375	0.8	344	3.0	—	—	719	1.3	—	—	719	1.3

Commercial business loans	15	0.2	—	—	—	—	15	0.1	—	—	15	0.1

Total loans	$2,633	0.9%	$526	0.1%	$93	0.3%	$3,252	0.5%	$—	—%	$3,252	0.4%

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the total loan portfolio. Monthly, our chief credit officer prepares a report of the allowance for loan losses and establishes the provision for credit losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. This allowance for loan losses report is reviewed monthly by our Asset Quality Committee consisting of the chief credit officer, chief banking officer, chief financial officer and chief executive officer. The qualitative factors, which have an impact on the allowance for loan losses, are approved by management on a quarterly basis. Quarterly, the allowance for loan losses, is calculated using the adjusted qualitative factors as approved by management, is reviewed by the board of director's board loan/asset quality committee and presented for approval to the full board of directors. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of actual loan charge-offs, net of recoveries, and improvements in asset quality.

We believe that quantitative analysis is necessary to calculate accounting estimates for loan loss reserves; however, we also recognize that qualitative factors such as economic, market, industry and political changes can adversely affect loan quality. Unpredictable personal events or other undisclosed information by individual borrowers can occur at any time, which can result in immediate significant changes in the probability of losses in the loan portfolio. The impact of such events can quickly deplete the allowance and potentially require increased provisions to replenish the allowance, which could negatively affect current and future earnings.

Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The formula for the general loan loss reserve allowance is determined by applying an estimated quantified loss percentage, as well as qualitative factors, to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios, loss experience, and economic conditions, which could affect the collectability of the respective loan types. Qualitative factors and adjustments to the loan loss reserve calculations are largely subjective but also include objective variables such as unemployment rates, falling or rising real estate values, real estate and retail sales, demographics and other known material economic indicators. A general allowance is then established, based upon the analysis of the above conditions, representing loss allowances which have been established to recognize the inherent risk associated with the entire loan portfolio. A specific allowance is established when management believes the borrower’s financial and/or collateral condition has materially deteriorated to a point of impairment and loss is highly probable for that specific loan.

The allowance for loan losses was $8.5 million, or 1.2% of total loans, at June 30, 2017, compared to $7.2 million, or 1.2% at June 30, 2016. Fluctuations in the allowance for loan losses are the result of changes in asset quality reflected in our delinquent, nonperforming, and classified loans and amount of loan charge-offs, together with our recognition of qualitative factors and changes in the balance and mix of loans in the portfolio. First Federal uses a three year loss history as part of its allowance for loan losses methodology, and management continually monitors local, regional, and national economic trends.

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of June 30, 2017, we had impaired loans of $7.4 million, compared to $9.1 million at June 30, 2016.

In determining specific reserves for those loans evaluated for impairment on an individual basis, management utilizes the valuation shown in the most recent appraisal of the collateral and may make adjustments to that valuation as additional information becomes available. Appraisals or evaluations may be updated subsequent to the time of origination, whenever management identifies a loan as impaired or potentially being impaired. Events which may trigger an updated appraisal or evaluation include, but are not limited to, borrower delinquency, material technical defaults, annual review of borrower’s financial condition, property tax and/or assessment delinquency, deferred maintenance or other information known or discovered by us.

Impaired collateral dependent loans require a current appraisal and analysis to determine the net value of the collateral for loan loss reserve purposes. Our policy is to update these appraisals every 12 months as long as the loan and collateral remains impaired, except for smaller balance, homogeneous loans, which are applied a reserve according to their risk weighting and loan class. Certain types of collateral, depending on market conditions, may require more frequent appraisals, updates or evaluations. When the results of the impairment analysis indicate a potential loss, the loan is classified as substandard and is analyzed to determine if a specific reserve amount is to be established or adjusted to reflect any further deterioration in the value of the collateral that may occur prior to liquidation or reinstatement. The impairment analysis takes into consideration the primary, secondary, and tertiary sources of repayment, whether impairment is likely to be temporary in nature or liquidation is anticipated.

Management believes that our allowance for loan losses as of June 30, 2017, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	June 30,
	2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,071	44.7%	$2,992	49.3%	$3,143	52.0%	$3,408	48.1%	$3,667	54.2%
Multi-family	511	7.9	341	7.4	251	6.7	475	8.9	230	6.1
Commercial real estate	1,735	27.5	1,268	25.7	998	25.4	1,491	25.4	1,321	20.3
Construction and land	683	9.8	599	8.0	336	3.8	397	4.1	297	3.4
Home equity	818	4.9	833	5.4	1,052	7.4	1,289	7.9	1,562	9.3
Other consumer	523	2.9	310	1.5	321	1.7	389	2.1	453	2.8
Commercial business	1,168	2.3	335	2.7	251	3.0	388	3.5	223	3.9
Unallocated	14	—	561	—	759	—	235	—	221	—
Total	$8,523	100.0%	$7,239	100.0%	$7,111	100.0%	$8,072	100.0%	$7,974	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$7,239	$7,111	$8,072	$7,974	$7,390
Charge-offs:
One- to four-family	—	(75)	(430)	(662)	(548)
Commercial real estate	—	(18)	—	(125)	—
Construction and land	—	(17)	(49)	(35)	(222)
Home equity	(81)	(77)	(325)	(434)	(463)
Other consumer	(252)	(172)	(178)	(181)	(169)
Commercial business	(5)	(7)	(177)	(10)	—
Total charge-offs	(338)	(366)	(1,159)	(1,447)	(1,402)

Recoveries:
One- to four-family	113	64	84	92	180
Commercial real estate	—		—	—	269
Construction and land	2	33	17	2	—
Home equity	156	63	48	86	27
Other consumer	89	59	46	42	106
Commercial business	2	42	3	16	28
Total recoveries	362	261	198	238	610

Net recoveries (charge-offs)	24	(105)	(961)	(1,209)	(792)
Provision for loan losses	1,260	233	—	1,307	1,376
Balance at end of period	$8,523	$7,239	$7,111	$8,072	$7,974

Net charge-offs as a percentage of average loans outstanding	—%	—%	0.2%	0.3%	0.2%

Net recoveries (charge-offs) as a percentage of average nonperforming assets	0.9%	(2.3)%	(14.0)%	(13.0)%	(6.2)%

Allowance as a percentage of nonperforming loans	445.1%	222.3%	145.6%	135.3%	80.8%

Allowance as a percentage of total loans	1.2%	1.2%	1.4%	1.6%	1.7%

Average loans receivable, net	$682,957	$536,706	$491,497	$474,222	$423,294

Average total loans	$689,704	$542,855	$498,227	$482,276	$432,431

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

Securities. Total investment securities decreased $43.4 million, or 13.4%, to $280.5 million at June 30, 2017, from $323.9 million at June 30, 2016, as we continued to use cash flows from sales, calls, and normal amortization and prepayment activity of investment securities to fund loan growth. At June 30, 2017, U.S. government agency issued mortgage-backed securities ("MBS agency") still comprised the largest portion of our investment portfolio at 64.4%, followed by municipal bonds at 13.0%, corporate issued mortgage-backed securities ("MBS corporate") at 9.4%, U.S. Small Business Administration securities ("SBA") at 5.2%, corporate issued asset-backed securities ("ABS corporate") at 3.5%, U.S. government agency issued asset-backed securities ("ABS agency") at 2.7%, and U.S. Treasury and government agency issued bonds ("Agency bonds") at 1.8%. ABS corporate securities also comprised the largest change in the investment portfolio, decreasing $19.6 million during the year, followed by decreases in MBS corporate securities of $14.8 million and Agency bonds of $10.1 million, partially offset by an increase in SBA securities of $4.6 million. The estimated average life of the total investment securities portfolio was 4.7 years at June 30, 2017 and 4.2 years at June 30, 2016.

The issuers of MBS agency securities held in our portfolio, which include Fannie Mae, Freddie Mac, and Government National Mortgage Association ("Ginnie Mae"), and certain issuers of agency bonds held in our portfolio, which include the U.S. Treasury, FHLB, and Fannie Mae, as well as the U.S. Small Business Administration, guarantee the timely principal and interest payments in the event of default. ABS agency bonds held in our portfolio also include securities issued by Sallie Mae Student Loan Trust and CIT Education Loan Trust, which are backed by student loans in a subordinate tranche where payment is not guaranteed by the issuer. The underlying student loans are reinsured by the U.S. Department of Education, which mitigates a significant portion of their risk of loss. Municipal bonds consist of a mix of taxable and non-taxable, revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. The state of the issuers of our municipal bonds, in which we hold more than 10% of our municipal bond portfolio at June 30, 2017, include Washington at 25.7%, New York at 15.0%, Florida at 13.8%, Michigan at 12.0%, and Texas at 10.3%. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

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

As a member of the FHLB, we had an average balance of $4.5 million in stock of the FHLB for the year ended June 30, 2017. We received $126,000, $104,000, and $12,000 in dividends from the FHLB during the years ended June 30, 2017, 2016, and 2015, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At June 30, 2017, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	June 30,
	2017		2016		2015
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$21,540	$22,223	$21,609	$23,179	$17,387	$17,274
U.S. Treasury and government agency issued bonds (Agency bonds)	5,050	4,926	15,036	15,048	23,948	23,774
U.S. government agency issued asset-backed securities (ABS agency)	7,883	7,648	8,751	7,935	9,647	9,201
Corporate issued asset-backed securities (ABS corporate)	9,921	9,813	29,690	29,381	29,634	29,634
U.S. Small Business Administration securities (SBA)	14,195	14,178	9,335	9,501	33,955	34,328
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	144,380	143,436	139,449	141,649	175,239	176,877
Corporate issued mortgage-backed securities (MBS corporate)	26,324	26,369	41,164	41,164	8,147	7,952
Total available for sale	229,293	228,593	265,034	267,857	297,957	299,040

Securities held to maturity:
Municipal bonds	14,120	14,426	14,425	15,058	15,149	15,553
SBA	443	442	497	498	875	877
Mortgage-backed:
MBS agency	37,309	37,753	41,116	43,372	45,500	46,080
Total held to maturity	51,872	52,621	56,038	58,928	61,524	62,510

FHLB stock	4,368	4,368	4,403	4,403	4,807	4,807

Total securities	$285,533	$285,582	$325,475	$331,188	$364,288	$366,357

Maturity of Securities. The composition and contractual maturities of our investment portfolio at June 30, 2017 and June 30, 2016, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	June 30, 2017
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,390	2.28%	$4,788	3.83%	$12,362	2.98%	$21,540	3.02%	$22,223
Agency bonds	—	—	2,500	1.25	2,550	1.95	—	—	5,050	1.60	4,926
ABS agency	—	—	—	—	—	—	7,883	2.50	7,883	2.50	7,648
ABS corporate	—	—	—	—	9,921	3.26	—	—	9,921	3.26	9,813
SBA	—	—	—	—	4,783	2.29	9,412	2.37	14,195	2.35	14,178
Mortgage-backed:
MBS agency	—	—	—	—	19,009	2.12	125,371	2.30	144,380	2.28	143,436
MBS corporate	—	—	—	—	—	—	26,324	4.04	26,324	4.04	26,369
Total available for sale	—	—	6,890	1.91	41,051	2.60	181,352	2.61	229,293	2.59	228,593

Securities held to maturity:
Municipal bonds	—	—	—	—	9,194	2.24	4,926	2.75	14,120	2.42	14,426
SBA	—	—	—	—	443	2.22	—	—	443	2.22	442
Mortgage-backed:
MBS agency	—	—	2,518	2.02	3,260	1.68	31,531	3.28	37,309	3.05	37,753
Total held to maturity	—	—	2,518	2.02	12,897	2.10	36,457	3.21	51,872	2.87	52,621

Total securities	$—	—%	$9,408	1.94%	$53,948	2.48%	$217,809	2.71%	$281,165	2.64%	$281,214

	June 30, 2016
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,294	2.27%	$1,939	3.13%	$15,376	3.21%	$21,609	3.02%	$23,179
Agency bonds	—	—	10,036	1.18	—	—	5,000	—	15,036	0.79	15,048
ABS agency	—	—	—	—	—	—	8,751	2.05	8,751	2.05	7,935
ABS corporate	—	—	—	—	11,934	2.85	17,756	2.83	29,690	2.84	29,381
SBA	—	—	—	—	5,017	2.27	4,318	2.29	9,335	2.28	9,501
Mortgage-backed:
MBS agency	—	—	—	—	18,089	2.22	121,360	1.87	139,449	1.91	141,649
MBS corporate	—	—	—	—	—	—	41,164	3.17	41,164	3.17	41,164
Total available for sale	—	—	14,330	1.51	36,979	2.48	213,725	2.27	265,034	2.26	267,857

Securities held to maturity:
Municipal bonds	—	—	—	—	9,392	2.24	5,033	2.75	14,425	2.42	15,058
SBA	—	—	—	—	319	0.97	178	1.13	497	1.03	498
Mortgage-backed:
MBS agency	—	—	2,263	2.46	3,701	1.53	35,152	3.08	41,116	2.91	43,372
Total held to maturity	—	—	2,263	2.46	13,412	2.01	40,363	3.03	56,038	2.76	58,928

Total securities	$—	—%	$16,593	1.63%	$50,391	2.35%	$254,088	2.39%	$321,072	2.34%	$326,785

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million. We had no OTTI on investment securities at June 30, 2017 and 2016.

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

Our deposit composition reflects a mixture with certificates of deposit accounting for 25.7% of the total deposits at June 30, 2017, and interest and noninterest-bearing checking, savings and money market accounts comprising the remaining balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. We did not have any brokered deposits at June 30, 2017.

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

Deposit Activity. The following table sets forth our total deposit activities for the periods indicated.

	Year Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Beginning balance	$723,287	$647,164	$600,399
Net deposits	97,614	73,954	45,096
Interest credited	2,859	2,169	1,669
Ending balance	$823,760	$723,287	$647,164

Net increase	$100,473	$76,123	$46,765

Percent increase	13.9%	11.8%	7.8%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	June 30,
	2017		2016		2015
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$112,177	13.6%	$103,456	14.3%	$107,748	16.6%
Noninterest-bearing transaction	133,712	16.2	109,986	15.2	76,142	11.8
Savings accounts	98,894	12.0	91,656	12.7	88,129	13.6
Money market accounts	267,503	32.5	259,076	35.8	227,217	35.1

Total transaction and savings deposits	612,286	74.3	564,174	78.0	499,236	77.1

Certificates:
0.00 – 0.99%	53,304	6.5	60,778	8.4	75,040	11.6
1.00 – 1.99%	158,170	19.2	97,700	13.5	67,200	10.4
2.00 – 2.99%	—	—	635	0.1	5,683	0.9
3.00 – 3.99%	—	—	—	—	—	—
4.00 – 4.99%	—	—	—	—	5	—
5.00 and over	—	—	—	—	—	—

Total certificates	211,474	25.7	159,113	22.0	147,928	22.9

Total deposits	$823,760	100.0%	$723,287	100.0%	$647,164	100.0%

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Federal at the dates indicated.

	June 30,
	2017			2016			2015			2014			2013
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$98,894	12.0%	$7,238	$91,656	12.7%	$3,527	$88,129	13.7%	$3,735	$84,394	14.0%	$1,511	$82,883	13.9%	$4,876
Transaction accounts	245,889	29.8	32,447	213,442	29.5	29,552	183,890	28.4	11,182	172,708	28.8	11,751	160,957	27.1	18,340
Money-market accounts	267,503	32.5	8,427	259,076	35.8	31,859	227,217	35.1	17,612	209,605	34.9	10,831	198,774	33.4	5,927
Fixed-rate certificates which mature in the year ending :
Within 1 year	106,448	12.9	44,545	61,903	8.5	(9,571)	71,474	11.0	2,486	68,988	11.5	(25,395)	94,383	15.9	(15,492)
After 1 year but within 2 years	59,137	7.2	13,769	45,368	6.3	12,032	33,336	5.2	2,228	31,108	5.2	5,425	25,683	4.3	(7,769)
After 2 years but within 5 years	45,834	5.6	(5,919)	51,753	7.2	8,841	42,912	6.6	9,445	33,467	5.6	1,198	32,269	5.4	6,033
Certificates maturing thereafter	55	—	(34)	89	—	(117)	206	—	77	129	—	34	95	—	(109)
Total	$823,760	100.0%	$100,473	$723,287	100.0%	$76,123	$647,164	100.0%	$46,765	$600,399	100.0%	$5,355	$595,044	100.0%	$11,806

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at June 30, 2017.

	0.00- 0.99%	1.00- 1.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in thousands)

September 30, 2017	$18,134	$2,522	$20,656	9.8%
December 31, 2017	5,914	6,768	12,682	6.0
March 31, 2018	8,924	18,147	27,071	12.8
June 30, 2018	6,340	39,699	46,039	21.7
September 30, 2018	4,086	10,923	15,009	7.1
December 31, 2018	3,495	11,469	14,964	7.1
March 31, 2019	2,749	17,448	20,197	9.6
June 30, 2019	734	8,233	8,967	4.2
September 30, 2019	1,641	5,414	7,055	3.3
December 31, 2019	376	4,945	5,321	2.5
March 31, 2020	377	8,462	8,839	4.2
June 30, 2020	534	4,018	4,552	2.2
Thereafter	—	20,122	20,122	9.5

Total	$53,304	$158,170	$211,474	100.0%

Percent of total	25.2%	74.8%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of June 30, 2017. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$8,028	$6,113	$23,804	$32,791	$70,736
Certificates of deposit of $100,000 or more	12,628	6,569	49,306	72,235	140,738

Total certificates	$20,656	$12,682	$73,110	$105,026	$211,474

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of June 30, 2017, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

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

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB and at June 30, 2017 had pledged loan and security collateral to support a borrowing capacity of $247.4 million. At that date outstanding advances from the FHLB totaled $77.4 million leaving a remaining borrowing capacity of $170.0 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	June 30,
	2017	2016	2015
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$60,000	$89,924	$89,924
FHLB overnight borrowings	47,338	50,233	1,000
Craft3 Promissory Note	—	—	109

Average balances:
FHLB long-term advances	$60,000	$75,808	$89,924
FHLB overnight borrowings	24,208	11,200	83
Craft3 Promissory Note	—	—	109

Weighted average interest rate:
FHLB long-term advances	3.52%	3.35%	3.24%
FHLB overnight borrowings	0.79	0.35	0.29
Craft3 Promissory Note	—	—	4.50

Balance outstanding at end of period:
FHLB long-term advances	$60,000	$60,000	$89,924
FHLB overnight borrowings	17,427	20,672	—
Craft3 Promissory Note	—	—	109
Total borrowings	$77,427	$80,672	$90,033

Weighted average interest rate at end of period:
FHLB long-term advances	3.52%	3.52%	3.24%
FHLB overnight borrowings	1.28	0.42	0.29
Craft3 Promissory Note	—	—	4.50

Subsidiary and Other Activities

First Federal had one wholly-owned subsidiary, North Olympic Peninsula Services, Inc. (“NOPS”), which had been inactive for approximately ten years prior to its dissolution by First Federal during the fiscal year 2016. In 2008, First Federal partnered with Craft3, Inc., a Washington nonprofit corporation, to form two limited liability companies for the purpose of participating in the new markets tax credit program (“NMTC”). The Craft3 partnership was also dissolved in fiscal 2016 after the expiration of our participation in the NMTC program in June 2015. In August 2016, First Federal entered into a partnership with the Peninsula College Foundation forming 202 Master Tenant, LLC. This investment was made in order to receive a historic tax credit and meets the criteria for reporting under the equity method of accounting.

Competition

We face competition in originating loans. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending, including our indirect auto lending. Commercial business competition is primarily from commercial banks, some of which have a nationwide presence. We compete by delivering high-quality, personal service to our customers that result in a high level of customer satisfaction.

We attract our deposits through our branch office system. Competition for those deposits is primarily from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates. Based on the most recent branch data provided by the FDIC, as of June 30, 2016, First Federal’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 36.6% and 21.7%, respectively.

Our market area has a high concentration of financial institutions, many of which are branches of large money center and regional banks. These include large national lenders that have greater resources and may offer services that we do not provide.

Employees

At June 30, 2017, we had 204 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years (ages are presented as of June 30, 2017):

Laurence J. Hueth, age 54, was elected President and Chief Executive Officer of the Company and First Federal on March 26, 2013, and has been a director since 2010. Mr. Hueth joined First Federal in 2008 and was promoted to Senior Vice President, Chief Financial Officer in March 2009. He assumed responsibility for operational and risk areas, serving as Chief Operating Officer from 2011 to 2012. Mr. Hueth has over 32 years of progressive responsibility in finance and risk management areas within the banking industry. Prior to joining First Federal, Mr. Hueth was employed for 15 years at PFF Bank & Trust located in Pomona, California where he held positions in finance, treasury and risk management, including serving as Vice President, Operational Risk Manager and Bank Treasurer from 2005 until November 2008. Mr. Hueth is active with numerous charitable and civic organizations in Clallam and Jefferson counties.

Regina M. Wood, age 46, is Executive Vice President and Chief Financial Officer of the Company and First Federal positions she has held since March 2013. Prior to that, she served as interim Chief Financial Officer and Vice President of First Federal from December 2012 through March 2013 and Vice President, Controller of First Federal from August 2006 to December 2012. Ms. Wood was the Controller of the Central Washington Grain Growers, Inc. from 2002 to 2006 and Assistant Controller from 1999 to 2002. Ms. Wood is a certified public accountant licensed in the state of Washington.

Jeffrey S. Davis, age 51, is Executive Vice President and Chief Operating Officer of First Federal, a position he has held since February 25, 2015, after serving as Senior Vice President and Bank Operations Officer of

First Federal since September 2014. Prior to joining First Federal, Mr. Davis was the Senior Vice President - Director of Retail Administration & Product Management at First Merchants Corporation, in addition to other senior management positions in the banking industry for 19 years. He is a graduate of Indiana Wesleyan University with a Bachelor's degree in Business Administration, and Anderson University with a Master's in Business Administration. He is also a graduate of Stonier Graduate School of Banking.

Christopher A. Donohue, age 61, is Executive Vice President and Chief Credit Officer of First Federal, a position he has held since April 2013. Prior to joining First Federal, Mr. Donohue worked at the Bank of Nevada from August 2012 as a Vice President-Senior Assets Officer. He worked from September 2010 to September 2011 with the Bank of George as a Senior Vice President and Credit Administrator. Prior to working with the Bank of George, Mr. Donohue worked for five years with SouthwestUSA Bank, attaining the position in 2007 of Executive Vice President and Chief Credit Officer, until its FDIC receivership in 2010. These banks are or were located in Las Vegas, Nevada.

Kelly A. Liske, age 40, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011.

HOW WE ARE REGULATED

The following is a brief description of certain laws and regulations applicable to First Northwest Bancorp and First Federal. The descriptions of laws and regulations included herein do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or the Washington State Legislature that may affect the operations of First Northwest Bancorp and First Federal. In addition, the regulations governing us may be amended from time to time. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve and the CFPB could adversely affect our operations and financial condition.

Enacted in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rule-making by the federal banking agencies, and their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for First Northwest Bancorp, First Federal and the financial services industry more generally.

Regulation of First Federal

General. First Federal, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of First Federal to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require First Federal to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of First Federal is intended for the protection of depositors and the deposit insurance fund of the FDIC and not for the purpose of protecting shareholders of First Federal or First Northwest Bancorp. First Federal is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to First Northwest Bancorp. See "– Capital Requirements" and "– Dividends."

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended June 30, 2017, were $251,000.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement or directive to meet a specific capital level. An institution is considered adequately capitalized if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio f of 4.5% or more; and a leverage ratio of 4.0% or more and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At June 30, 2017, First Federal was categorized as “well capitalized” under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. The minimum capital level requirements applicable to First Northwest Bancorp and First Federal are: (i) a common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

There is also a requirement for a “capital conservation buffer” of 2.5% above these regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and results in the following minimum ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is implemented in phases beginning in January 2016 at 0.625% of risk-weighted assets, and increasing by that amount each year until it is fully implemented in January 2019. A financial institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

To be considered "well capitalized," First Northwest Bancorp must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. In addition, the Company is subject to the same minimum capital and capital conservation requirements as First Federal.

As of June 30, 2017, First Northwest Bancorp and First Federal each met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at June 30, 2017, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At June 30, 2017, First Federal held $4.4 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At June 30, 2017, First Federal had $77.4 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

The amount of dividends actually paid during any one period will be strongly affected by First Federal’s policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized” as defined in the prompt corrective action regulations and the ability to pay dividends can be limited by the capital conservation buffer requirement. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Federal, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of June 30, 2017, First Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act, among other things, established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. First Federal is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, we are generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

The Bank Holding Company Act. Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations, or both.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $1.0 billion or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. The bank holding company capital adequacy and conservation buffer rules are the same as those imposed on First Federal by the FDIC. For additional information, see the section above entitled “- Regulation of First Federal - Capital Regulation” and Note 11 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.

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

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

Restrictions on Dividends. First Northwest Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends from First Federal.

A policy of the Federal Reserve limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conservation buffer requirements may limit the Company’s ability to pay dividends.

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

The Dodd-Frank Act. The Dodd-Frank Act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under “- Regulation of First Federal - Capital Regulations.” In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

TAXATION

Federal Taxation

General. First Northwest Bancorp and First Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Federal. First Federal is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before June 30, 2014. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Northwest Bancorp will file a consolidated federal income tax return with First Federal. Accordingly, any cash distributions made by First Northwest Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Federal currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on June 30 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal has been subject to the alternative minimum tax, and at June 30, 2017 has no credits for carryover.

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

Charitable Contribution Carryovers. The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At June 30, 2017, the Company had a charitable contribution carryforward for federal income tax purposes of $8.0 million. This carryforward was generated from the Company’s creation of the First Federal Community Foundation to which it contributed 933,360 shares of its common stock and $400,000 in cash in connection with the mutual to stock conversion. Management does not fully expect to utilize the benefit over the five year carryforward period and has recorded a reserve on the portion of the related deferred tax asset estimated to expire unused.

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

We have increased the amount of our commercial real estate and multi-family loans to $260.1 million, or 35.4% of our total loan portfolio, at June 30, 2017, from $121.0 million, or 26.4%, of our total loan portfolio at June 30, 2013. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile relative to traditional one- to four-family lenders. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than generally associated with one- to four-family loans for a number of reasons. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the secondary market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At June 30, 2017, we had $426,000 of nonperforming commercial real estate loans and no nonperforming multi-family loans in our portfolio.

As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny by the FDIC under its policies applicable to management of its portfolio of commercial loans, considering the risk management, Board and management oversight, portfolio management, management information systems, credit underwriting standards, portfolio stress testing and sensitivity analysis, and credit risk review function applied to the commercial loan portfolio, as well as the institution’s capital adequacy.

The significant growth in our loan portfolio, and our rapid expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. We have significantly increased the amount of loans located outside of the counties where we have branch locations from $144.5 million, or 29.3% of our total loan portfolio, at June 30, 2014, to $340.5 million, or 46.4% of our total loan portfolio, at June 30, 2017, which includes $41.9 million of purchased one- to four-family loans secured by properties located primarily in California and Ohio. In addition, our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $277.2 million, or 37.7% of total loans, at June 30, 2017, from $190.7 million, or 37.8% of total loans, at June 30, 2014. Included in our commercial loan portfolio at June 30, 2017, were $13.3 million of additional loans purchased and loan participations. Rapidly growing loan portfolios are, by their nature, less seasoned, meaning they were originated recently. Combined with the geographic expansion of our lending area, our experience with these loans may not provide us with a significant payment history pattern making estimating loan loss allowances more difficult, and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. Further, First Federal has not experienced a downturn in economic conditions with these loans. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

We plan to continue both strategic and opportunistic growth, which can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if our growth occurs rapidly. We may face difficulties in managing that growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. Also see “Our branching strategy will cause our expenses to increase and may negatively affect our earnings.”

We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At June 30, 2017, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $61.0 million, or 8.3% of total loans. Loans to the largest 20 borrowers at June 30, 2017 totaled $156.7 million, or 21.3% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

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

During the year ended June 30, 2017, our construction and land loans increased $21.2 million, or 42.1%, to $71.6 million, or 9.8%, of the total loan portfolio at June 30, 2017 and consisted of properties secured by one- to four-family residential of $13.4 million, multi-family of $26.1 million, commercial real estate of $17.1 million, and land of $15.0 million. Land loans include raw land and land acquisition and development loans.

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

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At June 30, 2017, $4.5 million of our construction and land loans were for speculative construction.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the national economy or the economies of the counties which we consider to be our primary market areas could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

While real estate values and unemployment rates have recently improved, deterioration in economic conditions in the market areas we serve, in particular the North Olympic Peninsula and Puget Sound area of Washington State, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Our branching strategy will cause our expenses to increase and may negatively affect our earnings.

Over the past four years, we have opened three new full-service branches in Silverdale and Bellingham, Washington, an HLC in Seattle, Washington, and plan to open another full-service branch in Bainbridge Island, Washington by January 31, 2018. We plan to continue opening new branches and HLCs, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own additional branches and HLCs, and projected time lines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or HLC may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Our business may be adversely affected by credit risk associated with residential property.

At June 30, 2017, $364.1 million, or 49.6% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties, including $36.2 million or 4.9% of our total loan portfolio secured by residential properties located in California and Ohio. Lending on residential property is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans which do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens

Our non-owner-occupied residential real estate loans may expose us to increased credit risk.

At June 30, 2017, $28.1 million, or 3.8% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At June 30, 2017, we had $17.1 million, or 2.3% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on such loans.

At June 30, 2017, $54.1 million of our one- to four-family and $8.8 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third- party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $29.6 million at June 30, 2017. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the board loan/asset quality committee as an exception to policy. At June 30, 2017, 20% of First Federal's unimpaired capital was $24.0 million, and under this policy, loans to one borrower would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

In addition, the Financial Accounting Standards Board has adopted new accounting standard update (“ASU”) 2016-13 that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the

Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our nonperforming assets increase, our earnings will be adversely affected.

At June 30, 2017, our nonperforming assets, which consist of nonaccruing loans, real estate owned and repossessed assets were $2.0 million, or 0.2% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 75 basis points and indicated a likelihood for further increases during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders'

equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected

Changes in interest rates also affect the value of our interest-earning assets, including our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

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

Decreased volumes and lower gains on sales of loans could adversely impact our noninterest income.

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

We are subject to extensive examination, supervision and comprehensive regulation by the FDIC as insurer of our deposits, and by the DFI. As a bank holding company, First Northwest Bancorp is subject to examination and supervision by the Federal Reserve. Such regulation and supervision governs the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

We support the ability of our customers to transact business through multiple automated methods. As such, we may be susceptible to fraud performed through these technologies.

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At June 30, 2017, we had our main administrative office and eleven additional banking locations with an aggregate net book value of $10.6 million. We anticipate opening another full-service branch location in Bainbridge Island, Washington by January 31, 2018. The following table sets forth certain information concerning our offices at June 30, 2017. In the opinion of management, the facilities are adequate and suitable for our needs.

Location	Leased or owned	Lease expiration date	Square footage	Net book value at June 30, 2017 (1)
				(In thousands)
ADMINISTRATION CENTER
105 W. Eighth Street Port Angeles, Washington 98362	Owned	--	18,913	$1,659

BANKING AND OFFICE LOCATIONS

Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362	Owned	--	6,912	740

Eastside 1603 E. First Street Port Angeles, Washington 98362	Owned	--	3,322	242

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	Owned	--	2,382	446

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	Owned	--	9,376	1,435

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	Owned	--	5,380	2,783

Forks 131 Calawah Way Forks, Washington 98331	Owned	--	2,159	333

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	Owned	--	4,637	906

Bucklin Hill (2) 3035 Bucklin Hill Road Silverdale, Washington 98383	Leased	12/31/2018	2,200	705

Barkley Village (3) 1270 Barkley Blvd. Bellingham, Washington 98226	Leased	12/31/2035	3,300	946

Fairhaven (4) 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	Leased	8/26/2018	1,425	201

Seattle Home Loan Center (5) 1301 Second Avenue, Suite 2601 Seattle, Washington 98101	Leased	10/23/2021	2,199	154

Bainbridge Island (6) 323 NE High School Rd, Suite E-3 Bainbridge Island, Washington 98110	Leased	11/19/2027	2,175	—

(1)	Net book value includes investment in premises and leaseholds.

(2)	The lease agreement is for five years beginning January 2014 with two five-year renewal options thereafter.

(3)	The lease agreement is for twenty years beginning January 2015 with four five-year renewal options thereafter.

(4)	The lease agreement is for two years beginning August 2016 with four two-year renewal options thereafter. Monthly payments will begin after the branch opens.

(5)	The lease agreement is for five years beginning September 2016.

(6)	Lease signed in June 2017 for future Bainbridge Island location. The lease agreement is for ten years beginning November 2017. Monthly payments will begin after the branch opens.

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at June 30, 2017, was $490,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “FNWB.” The common stock was issued at a price of $10.00 per share on January 29, 2015, and the Company's common stock commenced trading on The Nasdaq Global Market on January 30, 2015. As of the close of business on September 5, 2017, there were 11,889,407 shares of common stock issued and outstanding and we had approximately 615 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low sales prices of the Company's common stock, provided by the Nasdaq Stock Market, for each quarter during the year ended June 30, 2017, in which the common stock was outstanding.  The Company has not paid any dividends to shareholders since its formation.

Year Ended June 30, 2017	High	Low
First Quarter	$13.57	$13.40
Second Quarter	15.70	15.34
Third Quarter	15.62	15.27
Fourth Quarter	16.00	15.75

Year Ended June 30, 2016
Third Quarter	$14.09	$11.99
Fourth Quarter	13.50	12.42

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

Stock Repurchases.  On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we issued in our initial stock offering and in conjunction with our transition from a mutual to stock form of ownership, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. On September 27, 2016, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to 1,300,756 shares of its common stock, representing approximately 10.0% of total shares outstanding at the time of the announcement. The repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of June 30, 2017, 523,014 shares had been repurchased at an average cost of $13.07 per share for the Company's 2015 Equity Incentive Plan and 1,065,200 shares at an average cost of $14.29 had been repurchased and retired pursuant to the September 27, 2016 stock repurchase plan. The following table represents the shares repurchased during the fourth quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2017 - April 30, 2017	5,600	$16.56	5,600	405,656
May 1, 2017 - May 31, 2017	125,400	16.55	125,400	280,256
June 1, 2017 - June 30, 2017	44,700	16.80	44,700	235,556
Total	175,700	$16.61	175,700

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  Our shares of common stock began trading on the Nasdaq Stock Market LLC's Global Market on January 30, 2015. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The following performance graph compares the Company's cumulative total shareholder return on the Company’s Common Stock since the beginning of trading on January 30, 2015, with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index for all periods indicated.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 30, 2015, and is the base amount used in the graph. The closing price of First Northwest Bancorp's common stock on June 30, 2017 was $15.77. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ended
Index	1/30/2015	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017
First Northwest Bancorp	$100.00	$102.38	$116.17	$104.60	$128.08	$129.47
NASDAQ Composite	100.00	108.15	109.24	106.34	118.93	136.43
SNL Thrift Index	100.00	115.02	118.52	115.84	145.17	136.37

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

	June 30,
	2017	2016	2015	2014	2013
Selected Financial Condition Data:	(In thousands)
Total assets	$1,087,676	$1,010,102	$936,802	$795,292	$784,510
Cash and cash equivalents	24,292	22,650	45,030	18,960	22,948
Loans receivable, net(1)	726,786	619,844	487,887	496,184	449,353
Investment securities available for sale	228,593	267,857	299,040	178,972	214,789
Investment securities held to maturity	51,872	56,038	61,524	53,244	49,579
Real estate owned and repossessed assets	104	81	1,914	810	2,265
Deposits	823,760	723,287	647,164	600,399	595,044
Borrowings	77,427	80,672	90,033	105,133	100,033
Total shareholders' equity	177,721	189,741	190,681	80,995	78,623

	Year Ended June 30,
	2017	2016	2015	2014	2013
Selected Operations Data:	(In thousands)
Total interest income	$36,804	$32,172	$27,487	$26,559	$25,795
Total interest expense	5,159	4,770	4,592	4,729	6,000
Net interest income	31,645	27,402	22,895	21,830	19,795
Provision for loan losses	1,260	233	—	1307	1,376
Net interest income after provision for loan losses	30,385	27,169	22,895	20,523	18,419
Net gain on sale of loans	757	234	548	762	1,563
Net gain on sale of investment securities	—	1,567	—	112	70
Impairment losses on investment securities, net	—	—	—	4,116	—
Other noninterest income	5,417	4,376	4,159	—	3,934
Total noninterest income	6,174	6,177	4,707	4,990	5,567
Total noninterest expense	29,779	27,897	33,046	22,105	21,246
Income (loss) before provision (benefit) for income taxes	6,780	5,449	(5,444)	3,408	2,740
Provision (benefit) for income taxes	1,662	1,457	(354)	740	422
Net income (loss)	$5,118	$3,992	$(5,090)	$2,668	$2,318
_____________

(1)	Net of allowances for loan losses, loans in process, purchase discounts and deferred loan fees.

	At or For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance ratios:
Return (loss) on average assets	0.48%	0.41%	(0.58)%	0.34%	0.30%
Return (loss) on average equity	2.81	2.09	(3.92)	3.33	2.94
Average interest rate spread	3.00	2.78	2.65	2.84	2.59
Net interest margin(1)	3.18	2.98	2.79	2.94	2.71
Efficiency ratio(2)	78.7	83.1	119.7	82.4	83.8
Average interest-earning assets to average interest-bearing liabilities	134.3	138.0	125.3	116.4	114.6

Asset quality ratios:
Nonperforming assets to total assets at end of period(3)	0.2%	0.3%	0.8%	0.9%	1.5%
Nonperforming loans to total loans(4)	0.3	0.5	1.0	1.2	2.2
Allowance for loan losses to nonperforming loans(4)	445.1	222.3	145.6	135.3	80.8
Allowance for loan losses to total loans	1.2	1.2	1.4	1.6	1.7
Net charge-offs to average outstanding loans	—	—	0.2	0.3	0.2

Capital ratios:
Equity to total assets at end of period	16.3%	18.8%	20.4%	10.2%	10.0%
Average equity to average assets	17.3	19.7	14.9	10.1	10.1

Other data:
Number of full service offices (5)	11	10	9	10	9
Full-time equivalent employees	204	178	157	169	161
__________

(1)	Net interest income divided by average interest-earning assets.

(2)	Total noninterest expense as a percentage of net interest income and total other noninterest income.

(3)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and repossessed assets.

(4)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.

(5)	Effective July 1, 2015, our branch in Poulsbo was closed and all accounts were moved to the new location in Silverdale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties of Washington, through its twelve banking locations. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Our Business and Operating Strategy
Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in recent years are as follows:

•
Expanding our footprint. Over the past four years, we have opened three new full-service branches in Silverdale and Bellingham, Washington and a Home Lending Center (“HLC”) in Seattle, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our historic market areas in the North Olympic Peninsula. As part of our planned expansion into new markets, we have secured a lease agreement for a full-service branch located in Bainbridge Island, Washington which is expected to open by January 31, 2018. This new branch will offer similar deposit, lending, and investment products and services as other branch locations and will utilize interactive teller machines, as we continue to expand our operations through the use of technology.

•
Repositioning the loan portfolio. Over the past five years, we have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans. This has been done to increase the yield on our loan portfolio, reduce our exposure to interest rate risk, and shorten the maturity of the loan portfolio.

•
Adding new deposit capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and business on-line banking, consumer and business mobile banking, and have recently upgraded our commercial on-line banking capabilities in order to attract more business deposit customers. At our new branch locations in Silverdale and Bellingham, Washington, and at our main administrative building and downtown locations in Port Angeles, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through a video monitor. We remain committed to maintaining competitive deposit products and services.

•
Enhancing our infrastructure. Over the past several years, we have focused on upgrading our infrastructure, both in terms of equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to develop First Federal into an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with our exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•
Increasing our portfolio of higher yielding commercial loans. Through increased loan originations and purchases, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial real estate, commercial business and multi-family real estate loans have increased from $138.7 million, or 30.3% of total loans, at June 30, 2013, to $277.2 million, or 37.7% of total loans, at June 30, 2017. The increase resulted in part from developing relationships with new loan referral sources, including our board of directors and loan brokers, pursuing loan purchase and participation opportunities, competing successfully in new and existing markets, and benefiting from the improvement of the economy in northwestern Washington. We have also increased our lending for construction and land loans, consisting primarily of commercial real estate and multi-family construction. Our construction and land loans have increased to $71.6 million at June 30, 2017 compared to $15.5 million at June 30, 2013.

•
Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets have decreased from $12.1 million at June 30, 2013, to $2.0 million at June 30, 2017. The level of our nonperforming assets has been reduced through write-downs, collections, modifications, and sales of real estate owned and repossessed assets. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

•
Attracting core deposits and other deposit products. Our strategy is to emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on their core transaction accounts. We believe this emphasis will help to increase our level of core deposits and locally-based retail certificates of deposit. In addition to our retail branches, we maintain state-of-the-art technology-based products, such as on-line personal financial management, business online banking, business remote deposit products, mobile remote deposit services through smartphones and tablets, account-to-account transfer services between First Federal and other banks, and person to person funds transfer through smartphones and tablets that enable us to compete effectively with banks of all sizes. We enhanced our integrated mobile banking platform by introducing applications for both smartphones and tablets, upgraded our business on-line banking platform, and extended banking hours through the use of interactive teller machines.

•
Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our primary market area. We intend to continue our franchise growth by opening new branch locations, and we also expect that community bank consolidation will continue to take place and may consider acquiring individual branches or other banks. We do not, however, currently have any understandings or agreements regarding any specific acquisitions and will be disciplined when evaluating and deciding on future acquisitions, recognizing that there may also be opportunity for increasing our market share as a result of customer dissatisfaction from other transactions or changes in strategy of market competitors. Our primary focus for expansion will be in northwestern Washington markets we know and understand, although we may consider opportunities that arise in other parts of Western Washington.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Assets. Total assets increased $77.6 million, or 7.7%, to $1.1 billion at June 30, 2017, from $1.0 billion at June 30, 2016, primarily due to an increase of $107.0 million, or 17.3%, in net loans receivable to $726.8 million at June 30, 2017 from $619.8 million at June 30, 2016, partially offset by a decrease of $43.4 million, or 13.4%, in total investment securities to $280.5 million at June 30, 2017 from $323.9 million at June 30, 2016.

Total loans, excluding loans held for sale, increased $108.0 million, or 17.3%, to $734.0 million at June 30, 2017, from $626.0 million at June 30, 2016, as a result of increases in all loan categories during the year. Commercial real estate loans increased $40.8 million, or 25.3%, to $202.0 million at June 30, 2017 from $161.2 million at June 30, 2016, construction and land loans increased $21.2 million, or 42.1%, to $71.6 million at June 30, 2017 from $50.4 million at June 30, 2016, and multi-family loans increased $12.0 million, or 26.0%, to $58.1 million at June 30, 2017 from $46.1 million at June 30, 2016, as we continued to increase commercial and construction lending as a percentage of our earning assets during the year. To supplement our organic growth, we participated with other lenders during the year to originate loans on properties located in the state of Washington, which included participations in multi-family loans totaling $10.8 million and of a multi-family construction project of $2.8 million.

One- to four-family residential loans increased $19.7 million, or 6.4%, to $328.2 million at June 30, 2017 from $308.5 million at June 30, 2016, the result of originations of $70.5 million and a purchased loan pool of $30.3 million, consisting of jumbo loans secured by residential properties located in Washington State, partially offset by normal repayment and amortization activity. Of our residential loan originations, $22.3 million were sold into the secondary market. We expect lending activity from our HLC to increase over time, and we intend to retain in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives while selling off excess production into the secondary market and relying less on the purchase of one- to four-family residential pools.

Other consumer loans increased $12.0 million, or 133.0%, to $21.0 million at June 30, 2017 from $9.0 million at June 30, 2016, primarily as a result of increased originations of auto loans through our indirect auto lending program. In addition, home equity loans increased $2.0 million, or 5.9%, and commercial business loans increased $149,000, or 0.9%, during the year.

There were $32.0 million in undisbursed construction commitments at June 30, 2017 compared to $29.9 million at June 30, 2016. Undisbursed construction commitments at June 30, 2017 included $13.6 million of mainly custom one- to four-family residential construction located primarily in the North Olympic Peninsula; $9.5 million multi-family construction located in the Puget Sound region; and $8.9 million commercial real estate construction located in the Puget Sound Region consisting of $4.7 million of speculative construction, $3.5 million of hospitality, and $686,000 of other commercial real estate. Our constructions loans are geographically disbursed throughout the state of Washington, and we manage our construction lending by utilizing the assistance of a licensed third party vendor.

During the year ended June 30, 2017, the Company originated $221.9 million of loans, of which $121.7 million, or 54.8%, were originated in the Puget Sound region, $89.4 million, or 40.3%, in the North Olympic Peninsula region, and $10.8 million, or 4.9%, in other areas in Washington.

Our allowance for loan losses increased $1.3 million, or 18.0%, to $8.5 million at June 30, 2017 from $7.2 million at June 30, 2016, and the allowance for loan losses as a percentage of total loans remained the same at 1.2% for both June 30, 2016 and 2017. There was no material change in our allowance for loan losses as a percentage of total loans during the year as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase the balance of our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2017	June 30, 2016
	(In thousands)
Real Estate:
One- to four-family	$328,243	$308,471
Multi-family	58,101	46,125
Commercial real estate	202,038	161,182
Construction and land	71,630	50,351
Total real estate loans	660,012	566,129

Consumer:
Home equity	35,869	33,909
Other consumer	21,043	9,023
Total consumer loans	56,912	42,932

Commercial business loans	17,073	16,924

Total loans	733,997	625,985
Less:
Net deferred loan fees	904	1,182
Premium on purchased loans, net	(2,216)	(2,280)
Allowance for loan losses	8,523	7,239
Total loans receivable, net	$726,786	$619,844

Nonperforming loans decreased $1.4 million, or 42.4%, to $1.9 million at June 30, 2017, from $3.3 million at June 30, 2016. During the year ended June 30, 2017, nonperforming one- to four-family residential loans decreased $1.4 million, other consumer loans decreased $91,000, construction and land loans decreased $63,000, and commercial real estate loans decreased $48,000. These decreases were partially offset by an increase in nonperforming home equity loans of $231,000. Nonperforming loans to total loans decreased to 0.3% at June 30, 2017 from 0.5% at June 30, 2016, and real estate owned and repossessed assets increased $23,000, or 28.4%, to $104,000 at June 30, 2017, from $81,000 at June 30, 2016. The allowance for loan losses as a percentage of nonperforming loans increased to 445.1% at June 30, 2017 from 222.3% at June 30, 2016.

At June 30, 2017, there were $6.1 million in restructured loans, of which $5.5 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, decreased by $1.3 million, or 28.3%, to $3.3 million at June 30, 2017, from $4.6 million at June 30, 2016, as the credit quality of our loan portfolio continued to improve during the year.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	June 30, 2017	June 30, 2016
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$1,042	$2,413
Commercial real estate	426	474
Construction and land	28	91
Total real estate loans	1,496	2,978

Commercial business loans:	—	—

Consumer loans:
Home equity	398	167
Other	21	112
Total consumer loans	419	279

Total nonaccruing loans	1,915	3,257

Real estate owned:
One- to four-family	86	—
Commercial real estate	—	—
Construction and land	—	22
Total real estate owned	86	22

Repossessed automobiles and recreational vehicles	18	59

Total nonperforming assets	$2,019	$3,338

TDR loans:
One- to four-family	$4,029	$4,285
Multi-family	118	122
Commercial real estate	1,397	1,314
Total real estate loans	5,544	5,721

Home equity	312	464
Commercial business	289	360
Total restructured loans	$6,145	$6,545

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.5%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$673	$944

At June 30, 2017, total investment securities decreased $43.4 million, or 13.4%, to $280.5 million at June 30, 2017, from $323.9 million at June 30, 2016, primarily as a result of prepayments, calls, and amortization during the year. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $207.1 million at June 30, 2017, a decrease of $16.8 million, or 7.5%, from $223.9 million at June 30, 2016. Other investment securities, including municipal bonds and other asset-backed securities, were $73.4 million at June 30, 2017, a decrease of $26.6 million, or 26.6% from $100.0 million at June 30, 2016. As of June 30, 2017, the investment portfolio, including mortgage-backed securities, had an estimated projected average life and average repricing term of 4.7 years and 4.1 years, respectively, and 4.2 years and 3.7 years, respectively, as of June 30, 2016, based on the interest rate environment at those times. At June 30, 2017, the investment portfolio contained 84.5% of amortizing securities, compared to 85.1% at June 30, 2016, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liabilities. Total liabilities increased $89.6 million, or 10.9%, to $910.0 million at June 30, 2017, from $820.4 million at June 30, 2016, primarily the result of deposit account balances increasing $100.5 million, or 13.9%, to $823.8 million at June 30, 2017, from $723.3 million at June 30, 2016. Transaction, savings, and money market account deposits increased $48.1 million, or 8.5%, to $612.3 million at June 30, 2017 from $564.2 million at June 30, 2016, including an increase in personal and business transaction accounts of $18.2 million and $14.2 million, respectively. Certificates of deposit increased $52.4 million, or 32.9%, during this period. Deposit account increases were primarily the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations.

Borrowings, consisting of $60.0 million long term advances and $17.4 million of short term overnight advances from the FHLB, decreased $3.3 million, or 4.1%, to $77.4 million at June 30, 2017 from $80.7 million at June 30, 2016, due to a decrease in the utilization of short term overnight advances.

Equity. Total shareholders' equity decreased $12.0 million, or 6.3%, to $177.7 million at June 30, 2017, from $189.7 million at June 30, 2016. This decrease during the year was the result of a decrease of $16.5 million related to our repurchase of shares and a decrease of $2.3 million due to the change in accumulated other comprehensive income related to the change in unrealized market value of available for sale securities, net of tax, partially offset by net income of $5.1 million and an increase of $1.7 million related to our stock-based compensation plans. During the year ended June 30, 2017, we repurchased 1,164,514 shares of common stock at an average cost of $14.21 per share, pursuant to the Company's stock repurchase plans.

Comparison of Results of Operations for the Years Ended June 30, 2017 and June 30, 2016

General. The Company had net income for the year ended June 30, 2017 of $5.1 million, or $0.46 per share, compared to a net income of $4.0 million for the year ended June 30, 2016, an increase of $1.1 million, or 27.5%. The increase in net income was primarily due to an increase in net interest income of $4.2 million, partially offset by an increase in the provision for loan losses of $1.0 million and an increase in non-interest expense of $1.9 million for the year ended June 30, 2017 as compared to the prior year.

Net Interest Income. Net interest income increased $4.2 million to $31.6 million for the year ended June 30, 2017, from $27.4 million for the year ended June 30, 2016, mainly as the result of an increase in interest income related to the increase in the average balance of loans receivable during the year, partially offset by a decrease in interest on investment and mortgage-back and related securities.

The net interest margin increased 20 basis points to 3.18% for the year ended June 30, 2017, from 2.98% for the fiscal year June 30, 2016. The net interest margin increased due primarily to a change in the mix of interest-earning assets, with a significant increase in the average balance of total loans receivable, which earned higher yields than other interest earning assets, coupled with a small decrease in the average cost of interest-bearing liabilities.

Of the $4.2 million increase in net interest income during the year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, $4.6 million was the result of an increase in volume, partially offset by a decrease of $380,000 due to changes in rates. Loans receivable was the main contributor to the increase in net interest income with $6.4 million due to an increase in average volumes, partially offset by an $840,000 decrease due to changes in rates.

The cost of average interest-bearing liabilities decreased to 0.70% for the year ended June 30, 2017, compared to 0.71% for the prior fiscal year, due primarily to a higher percentage of interest-bearing liabilities held in deposits at average rates lower than the average cost of borrowings as compared to the prior year.

Interest Income. Total interest income increased $4.6 million, or 14.3%, to $36.8 million for the year ended June 30, 2017 from $32.2 million for the comparable period in 2016, primarily due to increases in the average balance of loans receivable. Interest and fees on loans receivable increased $5.6 million, to $29.3 million for the year ended June 30, 2017 from $23.7 million for the year ended June 30, 2016, due to an increase in the average balance of net loans receivable of $146.3 million during the year. Average loan yields decreased 12 basis points compared to the year ended June 30, 2016, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities decreased $541,000 to $2.6 million for the year ended June 30, 2017 compared to $3.1 million for the year ended June 30, 2016, due to a $31.9 million decrease in the average balance of investment securities to $86.1 million for the year ended June 30, 2017 compared to $118.0 million for the year ended June 30, 2016, partially offset by an increase in average yields of 35 basis points due primarily to adjustable-rate securities repricing at higher rates compared to the same period in 2016. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds.

Interest income on mortgage-backed and related securities decreased $444,000 to $4.8 million for the year ended June 30, 2017 from $5.2 million for the year ended June 30, 2016, primarily due to a decrease in average balance of $33.8 million as compared to the prior year, the result of prepayments and amortization.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended June 30,
	2017		2016
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$682,957	4.29%	$536,706	4.41%	$5,583
Investment securities	86,113	2.97	118,010	2.62	(541)
Mortgage-backed securities	210,434	2.27	244,246	2.14	(444)
FHLB stock	4,455	2.83	4,600	2.26	22
Interest-bearing deposits in banks	11,648	0.60	17,222	0.34	12
Total interest-earning assets	$995,607	3.70	$920,784	3.49	$4,632

Interest Expense. Total interest expense increased $389,000, or 8.2%, to $5.2 million for the year ended June 30, 2017, compared to $4.8 million for the year ended June 30, 2016, primarily due to an increase in deposit costs of $690,000, or 31.8%, during the year. Deposit costs increased for the year ended June 30, 2017 due to an increase in the average balance of interest-bearing deposits of $77.9 million, or 13.4%, to $660.0 million for the year ended June 30, 2017 from $582.1 million for the year ended June 30, 2016, as we continued to target growth in deposits in new and existing market areas. This increase was partially offset by a decrease in borrowing costs of $301,000, or 11.6%, during fiscal 2017 as we utilized a higher percentage of short term, lower cost borrowings as a percentage of total borrowings, as we paid off a portion of more expensive, longer term FHLB borrowings during fiscal 2016. During the year ended June 30, 2017, the cost of certificates of deposit increased $462,000 due to an increase in average balance of $24.4 million and an increase in the average rates paid of 13 basis points, and the cost of money market accounts increased $219,000 due to an increase in the average balance of $38.2 million and increases in the average rate paid of five basis points, as compared to fiscal 2016. During fiscal 2017, there was an increase in the average balance of transaction accounts of $9.2 million and savings accounts of $6.0 million as compared to the prior year. The average cost of all deposit products increased to 0.43% for the year ended June 30, 2017 from 0.37% for the year ended June 30, 2016, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the year.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended June 30,
	2017		2016		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$96,526	0.04%	$90,482	0.04%	$6
Transaction accounts	109,310	0.02	100,117	0.01	3
Money market accounts	279,295	0.30	241,046	0.25	219
Certificates of deposit	174,838	1.13	150,463	1.00	462
Borrowings	81,438	2.82	85,239	3.05	(301)
Total interest-bearing liabilities	$741,407	0.70	$667,347	0.71	$389

Provision for Loan Losses. The provision for loan losses was $1.3 million during the year ended June 30, 2017, compared to $233,000 for the year ended June 30, 2016, primarily due to increases in the balance of loans receivable in our portfolio, partially offset by decreases related to a decline in nonaccruing and classified loans during the year. In comparison, the provision reported in 2016 was primarily a result of increases in the balances and changes in the mix of loans receivable in our portfolio, partially offset by decreases related to a decline in nonaccruing and classified loans and improvements in net-charge offs during the year.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Provision for loan losses	$1,260	$233
Net (charge-offs) recoveries	24	(105)
Allowance for loan losses	8,523	7,239
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.2%
Total nonaccruing loans	1,915	3,257
Allowance for loan losses as a percentage of nonaccrual loans at end of period	445.1%	222.3%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.5%
Total loans	$733,997	$625,985

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

Noninterest Income. Noninterest income of $6.2 million for the year ended June 30, 2017 was stable when compared to the prior year, with the absence of any gain on sale of investment securities during 2017 compared to $1.6 million last year, offset by the death benefit received from bank-owned life insurance related to the death of a former Bank executive, and increases in the cash surrender value of bank-owned life insurance and gain on sale of loans in 2017. The $587,000 increase in the cash surrender value of BOLI was primarily a result of increased returns on the policies underlying BOLI and an increase to the BOLI asset of $10.0 million due to the purchase of additional BOLI. The increase in net gain on sale of loans was primarily the result of an increase in the sale of one- to four family residential loans reflecting an increase in our origination of loans held for sale. In addition, other income decreased $232,000, primarily due to additional income received in 2016 related to the dissolution of our Craft3 subsidiary.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,511	$3,570	$(59)	(1.7)%
Mortgage servicing fees, net of amortization	232	255	(23)	(9.0)
Net gain on sale of loans	757	234	523	223.5
Net gain on sale of investment securities	—	1,567	(1,567)	(100.0)
Increase in cash surrender value of bank-owned life insurance	701	114	587	514.9
Income from death benefit on bank-owned life insurance, net	768	—	768	100.0
Other income	205	437	(232)	(53.1)
Total noninterest income	$6,174	$6,177	$(3)	—%

Noninterest Expense. Noninterest expense increased $1.9 million, or 6.8%, to $29.8 million for the year ended June 30, 2017, compared to $27.9 million for the year ended June 30, 2016, primarily as a result of a $2.7 million increase in compensation and benefits, partially offset by the absence of $1.2 million in FHLB prepayment penalties during the year. The increase in compensation and benefits expense was partially attributable to stock awards issued during the year ended June 30, 2017 as part of our 2015 Equity Incentive Plan, which will be expensed over a five year vesting period, and resulted in additional compensation and benefits of $977,000 as compared to the same period in 2016. In addition to rewarding our staff and management for performance through incentive programs and sales commissions reflected by our growth since June 30, 2016, the opening of our HLC located in Seattle, Washington, and our newest branch in Bellingham, Washington have significantly contributed to our increased compensation and benefits and occupancy and equipment expense during the year as compared to 2016. Professional fees decreased $342,000 as compared to the prior year as we continued to improve our processes performed as a public company during the year. Real estate owned and repossessed assets expenses were minimal at $17,000 for the year ended June 30, 2017 as compared to income of $307,000 in the prior year, due primarily to the sale of a commercial real estate owned property and a $108,000 decline in real estate owned write-downs. Other noninterest expense increased $243,000, primarily as a result of increased expenses related to loan and deposit products and other organizational expenses. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,245	$14,523	$2,722	18.7%
Real estate owned and repossessed assets expense (income), net	17	(307)	324	105.5
Data processing	2,665	2,704	(39)	(1.4)
Occupancy and equipment	3,879	3,492	387	11.1
Supplies, postage, and telephone	714	668	46	6.9
Regulatory assessments and state taxes	504	485	19	3.9
Advertising	685	797	(112)	(14.1)
Professional fees	1,415	1,757	(342)	(19.5)
FDIC insurance premium	251	424	(173)	(40.8)
FHLB prepayment penalty	—	1,193	(1,193)	(100.0)
Other	2,404	2,161	243	11.2
Total	$29,779	$27,897	$1,882	6.7%

Provision for Income Tax. An income tax expense of $1.7 million was recorded for the year ended June 30, 2017 compared to an income tax expense of $1.5 million for the year ended June 30, 2016. This was generally due to an increase in income before taxes of $1.4 million. The effective tax rates were 24.5% and 26.7% for the years ended June 30, 2017 and 2016, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from BOLI and tax-exempt interest.

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

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	June 30, 2016	June 30, 2015
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$2,413	$4,232
Commercial real estate	474	147
Construction and land	91	159
Total real estate loans	2,978	4,538

Commercial business loans:	—	—

Consumer loans:
Home equity	167	181
Other	112	164
Total consumer loans	279	345

Total nonaccruing loans	3,257	4,883

Real estate owned:
One- to four-family	—	493
Commercial real estate	—	1,368
Construction and land	22	—
Total real estate owned	22	1,861

Repossessed automobiles and recreational vehicles	59	53

Total nonperforming assets	$3,338	$6,797

TDR loans:
One- to four-family	$4,285	$4,923
Multi-family	122	629
Commercial real estate	1,314	1,363
Total real estate loans	5,721	6,915

Home equity	464	428
Commercial business	360	403
Total restructured loans	$6,545	$7,746

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.5%	1.0%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$944	$5,676

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

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended June 30,
	2016		2015
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$536,706	4.41%	$491,497	4.49%	$1,645
Investment securities	118,010	2.62	88,764	2.08	1,246
Mortgage-backed securities	244,246	2.14	181,727	1.91	1,757
FHLB stock	4,600	2.26	9,463	0.13	92
Cash and due from banks	17,222	0.34	61,154	0.18	(55)
Total interest-earning assets	$920,784	3.49	$832,605	3.30	$4,685

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

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Provision for loan losses	$233	$—
Net (charge-offs) recoveries	(105)	(961)
Allowance for loan losses	7,239	7,111
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.4%
Total nonaccruing loans	3,257	4,883
Allowance for loan losses as a percentage of nonaccrual loans at end of period	222.3%	145.6%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.5%	1.0%
Total loans	$625,985	$493,991

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At June 30, 2017	Year Ended June 30,
		2017			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.50%	$682,957	$29,274	4.29%	$536,706	$23,691	4.41%	$491,497	$22,046	4.49%
Investment securities	2.65	86,113	2,555	2.97	118,010	3,096	2.62	88,764	1,850	2.08
Mortgage-backed securities	2.64	210,434	4,779	2.27	244,246	5,223	2.14	181,727	3,466	1.91
FHLB dividends	3.11	4,455	126	2.83	4,600	104	2.26	9,463	12	0.13
Interest-bearing deposits in banks	0.99	11,648	70	0.60	17,222	58	0.34	50,098	113	0.23
Total interest-earning assets (2)	3.95	995,607	36,804	3.70	920,784	32,172	3.49	821,549	27,487	3.35

Interest-bearing liabilities:
Savings accounts	0.06	$96,526	$42	0.04	$90,482	36	0.04	$102,696	38	0.04
Transaction accounts	0.01	109,310	17	0.02	100,117	14	0.01	106,130	10	0.01
Money market accounts	0.31	279,295	828	0.30	241,046	609	0.25	217,901	436	0.20
Certificates of deposit	1.19	174,838	1,972	1.13	150,463	1,510	1.00	138,287	1,185	0.86
Total deposits	0.42	659,969	2,859	0.43	582,108	2,169	0.37	565,014	1,669	0.30
Borrowings	3.07	81,438	2,300	2.82	85,239	2,601	3.05	90,730	2,923	3.22
Total interest-bearing liabilities	0.65	741,407	5,159	0.70	667,347	4,770	0.71	655,744	4,592	0.70

Net interest income			$31,645			$27,402			$22,895
Net interest rate spread	3.30			2.78			2.78			2.65
Net earning assets		$254,200			$253,437			$165,805
Net interest margin (3)	n/a			3.18			2.98			2.79
Average interest-earning assets to average interest-bearing liabilities		134.3%			138.0%			125.3%
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

	Year Ended			Year Ended
	June 30, 2017 vs. 2016			June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$6,423	$(840)	$5,583	$2,030	$(385)	$1,645
Investment and mortgage-backed securities	(1,560)	575	(985)	1,802	1,201	3,003
FHLB stock	(3)	25	22	(6)	98	92
Other(1)	(19)	31	12	(76)	21	(55)
Total interest-earning assets	$4,841	$(209)	$4,632	$3,750	$935	$4,685

Interest-bearing liabilities:
Savings accounts	$5	$1	$6	$(2)	$—	$(2)
Interest-bearing transaction accounts	1	2	3	4	—	4
Money market accounts	87	132	219	46	127	173
Certificates of deposit	240	222	462	105	220	325
Borrowings	(115)	(186)	(301)	(177)	(145)	(322)
Total interest-bearing liabilities	$218	$171	$389	$(24)	$202	$178

Net change in interest income	$4,623	$(380)	$4,243	$3,774	$733	$4,507

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

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at June 30, 2017, that would occur in the event of an immediate change in interest rates based on management’s assumptions.

	June 30, 2017
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)

+ 300	$183,107	$(5,603)	(3.0)%	19.0%
+ 200	187,038	(1,672)	(0.9)	18.8
+ 100	189,928	1,218	0.6	18.5
0	188,710	—	—	17.9
- 100	167,389	(21,321)	(11.3)	15.5

Using the same assumptions as above, the sensitivity of our projected net interest income for the year ended June 30, 2017, is as follows:

June 30, 2017
	Projected Net Interest Income
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)

+ 300	$30,714	$(2,810)	(8.4)%
+ 200	31,792	(1,732)	(5.2)
+ 100	32,806	(718)	(2.1)
0	33,524	—	—
- 100	31,788	(1,736)	(5.2)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $24.3 million, and securities classified as available-for-sale provide additional sources of liquidity with a market value of $228.6 million at June 30, 2017. We have pledged collateral to support borrowings from the FHLB of $77.4 million, and have established a borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of June 30, 2017.

At June 30, 2017, we had $670,000 in loan commitments outstanding and an additional $68.0 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of June 30, 2017 totaled $106.4 million, or 50.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $25.8 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended June 30, 2017 and the year ended June 30, 2016, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2017, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$106,448	$84,904	$20,067	$55	$211,474
FHLB advances	17,427	30,000	30,000	—	77,427
Operating leases	347	623	530	2,128	3,628
Borrower taxes and insurance	1,143	—	—	—	1,143
Deferred compensation	79	70	28	389	566
Total contractual obligations	$125,444	$115,597	$50,625	$2,572	$294,238
Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2017:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate	$125	$125
Adjustable-rate	545	545
Unfunded commitments under lines of credit or existing loans	67,800	67,800
Standby letters of credit	183	183
Total	$68,653	$68,653

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

In addition to the minimum CET1, Tier 1 and total capital ratios, First Federal has to maintain a capital conservation buffer consisting of additional CET1 capital the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards. At June 30, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at June 30, 2017.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$139,466	13.2%	$42,204	4.0%	$52,755	5.0%
Consolidated company	177,982	16.5	43,257	4.0	54,071	5.0
Common equity tier I (to risk-weighted assets)
Bank only	139,466	19.2	32,632	4.5	47,135	6.5
Consolidated company	177,982	24.4	32,823	4.5	47,411	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	139,466	19.2	43,509	6.0	58,013	8.0
Consolidated company	177,982	24.4	43,764	6.0	58,352	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	148,167	20.4	58,013	8.0	72,516	10.0
Consolidated company	186,683	25.6	58,352	8.0	72,939	10.0

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

Item 8. Financial Statements and Supplementary Data

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Northwest Bancorp and Subsidiary
Port Angeles, Washington

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Northwest Bancorp and Subsidiary as of June 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Northwest Bancorp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Everett, Washington
September 8, 2017

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
ASSETS	2017	2016

Cash and due from banks	$14,510	$12,841
Interest-bearing deposits in banks	9,782	9,809
Investment securities available for sale, at fair value	228,593	267,857
Investment securities held to maturity, at amortized cost	51,872	56,038
Loans held for sale	—	917
Loans receivable (net of allowance for loan losses of $8,523 and $7,239)	726,786	619,844
Federal Home Loan Bank (FHLB) stock, at cost	4,368	4,403
Accrued interest receivable	3,020	2,802
Premises and equipment, net	13,236	13,519
Mortgage servicing rights, net	986	998
Bank-owned life insurance, net	28,413	18,282
Real estate owned and repossessed assets	104	81
Prepaid expenses and other assets	6,006	2,711

Total assets	$1,087,676	$1,010,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$823,760	$723,287
Borrowings	77,427	80,672
Accrued interest payable	208	189
Accrued expenses and other liabilities	7,417	15,173
Advances from borrowers for taxes and insurance	1,143	1,040

Total liabilities	909,955	820,361

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,902,146 at June 30, 2017; issued and outstanding 12,676,660 at June 30, 2016	119	127
Additional paid-in capital	112,058	122,595
Retained earnings	77,515	77,301
Accumulated other comprehensive (loss) income, net of tax	(434)	1,895
Unearned employee stock ownership plan (ESOP) shares	(11,537)	(12,177)

Total shareholders' equity	177,721	189,741

Total liabilities and shareholders' equity	$1,087,676	$1,010,102

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended June 30,
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans receivable	$29,274	$23,691	$22,046
Interest on mortgage-backed and related securities	4,779	5,223	3,466
Interest on investment securities	2,555	3,096	1,850
Interest-bearing deposits and other	70	58	113
FHLB dividends	126	104	12

Total interest income	36,804	32,172	27,487
INTEREST EXPENSE
Deposits	2,859	2,169	1,669
Borrowings	2,300	2,601	2,923

Total interest expense	5,159	4,770	4,592

Net interest income	31,645	27,402	22,895
PROVISION FOR LOAN LOSSES	1,260	233	—

Net interest income after provision for loan losses	30,385	27,169	22,895
NONINTEREST INCOME
Loan and deposit service fees	3,511	3,570	3,404
Mortgage servicing fees, net	232	255	305
Net gain on sale of loans	757	234	548
Net gain on sale of investment securities	—	1,567	—
Increase in cash surrender value of bank-owned life insurance, net	701	114	102
Income from death benefit on bank-owned life insurance, net	768	—	—
Other income	205	437	348

Total noninterest income	6,174	6,177	4,707
NONINTEREST EXPENSE
Compensation and benefits	17,245	14,523	12,703
Real estate owned and repossessed assets expense (income), net	17	(307)	165
Data processing	2,665	2,704	2,521
Occupancy and equipment	3,879	3,492	3,058
Supplies, postage, and telephone	714	668	663
Regulatory assessments and state taxes	504	485	334
Advertising	685	797	433
Charitable contributions	—	—	9,870
Professional fees	1,415	1,757	1,063
FDIC insurance premium	251	424	544
FHLB prepayment penalty	—	1,193	—
Other	2,404	2,161	1,692

Total noninterest expense	29,779	27,897	33,046

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	6,780	5,449	(5,444)
PROVISION (BENEFIT) FOR INCOME TAXES	1,662	1,457	(354)

NET INCOME (LOSS)	$5,118	$3,992	$(5,090)

Basic and diluted earnings per share	$0.46	$0.33	$(0.42)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended June 30,
	2017	2016	2015

NET INCOME (LOSS)	$5,118	$3,992	$(5,090)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(1,194), $1,128, and $(295), respectively	(2,329)	2,179	(582)
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $0, $(533), and $0, respectively	—	(1,034)	—

Other comprehensive (loss) income, net of tax	(2,329)	1,145	(582)

COMPREHENSIVE INCOME (LOSS)	$2,789	$5,137	$(5,672)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2014	—	$—	$—	$79,663	$—	$1,332	$80,995

Net loss				(5,090)			(5,090)
Other comprehensive loss, net of tax benefit						(582)	(582)
Proceeds from initial stock offering, net of expenses	13,100,360	131	126,810				126,941
Purchase of ESOP shares					(11,799)		(11,799)
Allocation of ESOP shares			(1)		217		216

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				3,992			3,992
Common stock repurchased	(423,700)	(4)	(4,233)	(1,264)			(5,501)
Other comprehensive income, net of tax						1,145	1,145
Purchase of ESOP shares					(1,253)		(1,253)
Allocation of ESOP shares			19		658		677

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				5,118			5,118
Common stock repurchased	(1,164,514)	(12)	(11,633)	(4,904)			(16,549)
Restricted stock awards net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax benefit						(2,329)	(2,329)
Share-based compensation			977				977
Allocation of ESOP shares			123		640		763

BALANCE, June 30, 2017	11,902,146	$119	$112,058	$77,515	$(11,537)	$(434)	$177,721

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,118	$3,992	$(5,090)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,239	1,121	973
Amortization and accretion of premiums and discounts on investments, net	1,067	1,441	1,307
Amortization of deferred loan fees, net	(29)	1	80
Amortization of mortgage servicing rights	234	259	276
Additions to mortgage servicing rights	(222)	(70)	(197)
Provision for loan losses	1,260	233	—
Gain on sale of real estate owned and repossessed assets, net	(40)	(546)	(201)
Deferred federal income taxes	(1,153)	(907)	(1,001)
Allocation of ESOP shares	763	677	216
Share-based compensation	977	—	—
Gain on sale of loans, net	(757)	(234)	(548)
Gain on sale of securities available for sale, net	—	(1,567)	—
Real estate owned and repossessed assets market value adjustments	32	140	212
Increase in cash surrender value of life insurance, net	(701)	(114)	(102)
Income from death benefit on bank-owned life insurance, net	(768)	—	—
Origination of loans held for sale	(32,736)	(8,570)	(22,037)
Proceeds from loans held for sale	34,410	7,997	23,088
Change in assets and liabilities:
Increase in accrued interest receivable	(218)	(256)	(274)
Decrease (increase) in prepaid expenses and other assets	396	(890)	750
Increase (decrease) in accrued interest payable	19	(76)	3
(Decrease) increase in accrued expenses and other liabilities	(7,756)	7,951	1,372

Net cash from operating activities	1,135	10,582	(1,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(41,509)	(123,194)	(149,036)
Proceeds from maturities, calls, and principal repayments of securities available for sale	76,459	47,481	27,147
Proceeds from sales of securities available for sale	—	109,065	—
Purchase of securities held to maturity	—	—	(14,897)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	3,884	5,178	6,251
Proceeds from FHLB stock redemption	35	404	5,240
Purchase of bank-owned life insurance	(10,000)	—	—
Proceeds from sale of real estate owned and repossessed assets	207	3,591	1,470
Loan originations, net of repayments, impairments, and recoveries	(108,395)	(133,543)	5,633
Purchase of premises and equipment, net	(956)	(2,060)	(1,266)

Net cash from investing activities	(80,275)	(93,078)	(119,458)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$100,473	$76,123	$46,765
Proceeds from FHLB advances	290,645	160,223	17,150
Repayment of FHLB advances	(293,890)	(169,475)	(32,250)
Repayment of notes payable	—	(109)	—
Net increase (decrease) in advances from borrowers for taxes and insurance	103	108	(106)
Purchase of ESOP shares	—	(1,253)	(11,799)
Proceeds from issuance of common stock, net of expenses	—	—	126,941
Repurchase of common stock	(16,549)	(5,501)	—

Net cash from financing activities	80,782	60,116	146,701

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,642	(22,380)	26,070

CASH AND CASH EQUIVALENTS, beginning of period	22,650	45,030	18,960

CASH AND CASH EQUIVALENTS, end of period	$24,292	$22,650	$45,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$5,140	$4,846	$4,589

Income taxes	$2,506	$2,086	$330

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(3,523)	$1,740	$(877)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$222	$1,352	$2,585

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

Pursuant to the Plan, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of June 30, 2017, 1,048,029 shares, or 100.0% of the total, had been purchased. As of June 30, 2017, First Northwest has allocated 121,695 shares from the total shares purchased to participants.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp; its wholly owned subsidiary, First Federal; and First Federal's wholly owned subsidiary, North Olympic Peninsula Services, Inc. ("NOPS"), majority-owned Craft3 Development IV, LLC ("Craft3"), and majority-owned 202 Master Tenant, LLC. NOPS was dissolved on February 12, 2016, at which time the building owned by NOPS and rented in whole to First Federal became the property of the Bank. Craft3 is a partnership investment formed to provide a loan qualifying under the New Markets Tax Credit ("NMTC") rules. The Craft3 partnership was a seven year commitment, commensurate with the NMTC period, which expired June 6, 2015. First Federal subsequently entered a membership redemption and assignment agreement which terminated its membership interest in the Craft3 partnership effective September 30, 2015. In August 2016, First Federal entered into a partnership with the Peninsula College Foundation forming 202 Master Tenant, LLC, in order to receive a historic tax credit. This investment meets the criteria for reporting under the equity method of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $8.8 million and $6.7 million at June 30, 2017 and 2016, respectively. First Federal was in compliance with its reserve requirements at June 30, 2017 and 2016.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at June 30, 2017 or 2016. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At June 30, 2017 and 2016, First Federal’s minimum investment requirement was approximately $4.4 million. First Federal was in compliance with the FHLB minimum investment requirement at June 30, 2017 and 2016. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at June 30, 2017 and 2016.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Periodically, First Federal sells mortgage loans with “life of the loan” recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at June 30, 2017 and 2016, was approximately $6.5 million and $7.2 million, respectively. Of these loans, one loan was repurchased for $100,000 during the year ended June 30, 2017. Two loans were also repurchased in the amount of $151,000 during the year ended June 30, 2016. There is an associated allowance of $33,000 and $57,000 at June 30, 2017 and 2016, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets related to these loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements - In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Company anticipates completing the review of revenue streams and underlying revenue contracts within the scope of the guidance no later than November 2017. The Company will develop processes and procedures as a component of the review project to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of equity securities along with enhanced disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company will change processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. At this time, we do not anticipate an increase to the ALLL as a result of the implementation of this ASU. The Company continues to review the requirements of ASU 2016-13 and has reviewed preliminary testing of processes and procedures to ensure it is fully compliant with the amendments at the adoption date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides specific guidance on eight classification issues in order to achieve more consistent reporting. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC staff view is that a registrant should evaluate ASU updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the ASU on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an ASU, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13). The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium using the earliest call date. The amendments do not require an accounting change for securities held at a discount;

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the discount continues to be amortized to maturity. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2016 and 2015 consolidated financial statements to conform to the 2017 presentation with no effect on net income or equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2017, are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$21,540	$686	$(3)	$22,223
U.S. Treasury and government agency issued bonds (Agency bonds)	5,050	—	(124)	4,926
U.S. government agency issued asset-backed securities (ABS agency)	7,883	—	(235)	7,648
Corporate issued asset-backed securities (ABS corporate)	9,921	—	(108)	9,813
U.S. Small Business Administration securities (SBA)	14,195	36	(53)	14,178

Total	$58,589	$722	$(523)	$58,788

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$144,380	$110	$(1,054)	$143,436
Corporate issued mortgage-backed securities (MBS corporate)	26,324	126	(81)	26,369

Total	$170,704	$236	$(1,135)	$169,805

Total securities available for sale	$229,293	$958	$(1,658)	$228,593

Held to Maturity
Investment Securities
Municipal bonds	$14,120	$306	$—	$14,426
SBA	443	—	(1)	442

Total	$14,563	$306	$(1)	$14,868

Mortgage-Backed Securities
MBS agency	$37,309	$566	$(122)	$37,753

Total securities held to maturity	$51,872	$872	$(123)	$52,621

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2016, are summarized as follows:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$21,609	$1,570	$—	$23,179
Agency bonds	15,036	15	(3)	15,048
ABS agency	8,751	—	(816)	7,935
ABS corporate	29,690	16	(325)	29,381
SBA	9,335	166	—	9,501

Total	$84,421	$1,767	$(1,144)	$85,044

Mortgage-Backed Securities
MBS agency	$139,449	$2,228	$(28)	$141,649
MBS corporate	41,164	100	(100)	41,164

Total	$180,613	$2,328	$(128)	$182,813

Total securities available for sale	$265,034	$4,095	$(1,272)	$267,857

Held to Maturity
Investment Securities
Municipal bonds	$14,425	$633	$—	$15,058
SBA	497	1	—	498

Total	$14,922	$634	$—	$15,556

Mortgage-Backed Securities
MBS agency	$41,116	$2,257	$(1)	$43,372

Total securities held to maturity	$56,038	$2,891	$(1)	$58,928

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(3)	$116	$—	$—	$(3)	$116
Agency and US treasury bonds	(52)	2,498	(72)	2,428	(124)	4,926
ABS Agency	—	—	(235)	7,647	(235)	7,647
ABS corporate	—	—	(108)	9,813	(108)	9,813
SBA	(53)	8,405	—	—	(53)	8,405

Total	$(108)	$11,019	$(415)	$19,888	$(523)	$30,907

Mortgage-Backed Securities
MBS agency	$(968)	$102,738	$(86)	$4,978	$(1,054)	$107,716
MBS corporate	(81)	6,894	—	—	(81)	6,894

Total	$(1,049)	$109,632	$(86)	$4,978	$(1,135)	$114,610

Held to Maturity
Investment Securities
SBA	$(1)	$261	$—	$—	$(1)	$261

Mortgage-Backed Securities
MBS agency	$(121)	$18,522	$(1)	$597	$(122)	$19,119

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million.

Management believes that the unrealized losses on investment securities relate principally to the general change in interest rates and illiquidity, and not credit quality, that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the years ended June 30, 2017, 2016 and 2015.

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

	June 30, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,518	2,550
Due after five through ten years	19,009	18,919	3,260	3,233
Due after ten years	151,695	150,886	31,531	31,970

Total mortgage-backed securities	170,704	169,805	37,309	37,753

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,890	6,848	—	—
Due after five through ten years	22,042	22,124	9,637	9,817
Due after ten years	29,657	29,816	4,926	5,051

Total all other investment securities	58,589	58,788	14,563	14,868

Total investment securities	$229,293	$228,593	$51,872	$52,621

	June 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of available-for-sale securities were as follows:

	Years Ended June 30,
	2017	2016	2015
	(In thousands)
Proceeds	$—	$109,065	$—
Gross gains	—	1,727	—
Gross losses	—	(160)	—

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	June 30,
	2017	2016
	(In thousands)
Real Estate:
One- to four-family	$328,243	$308,471
Multi-family	58,101	46,125
Commercial real estate	202,038	161,182
Construction and land	71,630	50,351
Total real estate loans	660,012	566,129

Consumer:
Home equity	35,869	33,909
Other consumer	21,043	9,023
Total consumer loans	56,912	42,932

Commercial business loans	17,073	16,924

Total loans	733,997	625,985

Less:
Net deferred loan fees	904	1,182
Premium on purchased loans, net	(2,216)	(2,280)
Allowance for loan losses	8,523	7,239

Total loans receivable, net	$726,786	$619,844

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	June 30,
	2017	2016
	(In thousands)
Adjustable-rate loans
Due within one year	$109,039	$91,638
After one but within five years	213,265	180,031
After five but within ten years	90,873	58,812
After ten years	5,299	—
	418,476	330,481
Fixed-rate loans
Due within one year	7,632	9,035
After one but within five years	34,436	38,202
After five but within ten years	58,360	43,059
After ten years	215,093	205,208
	315,521	295,504
	$733,997	$625,985

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(34)	170	467	82	(90)	376	836	(547)	1,260
Charge-offs	—	—	—	—	(81)	(252)	(5)		(338)
Recoveries	113	—	—	2	156	89	2		362
Ending balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
General reserve	2,988	510	1,718	682	797	501	961	14	8,171
Specific reserve	83	1	17	1	21	22	207	—	352

Total loans	$328,243	$58,101	$202,038	$71,630	$35,869	$21,043	$17,073	$—	$733,997
General reserves (1)	323,592	57,983	200,467	71,602	35,160	21,021	16,784	—	726,609
Specific reserves (2)	4,651	118	1,571	28	709	22	289	—	7,388

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended June 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(140)	90	288	247	(205)	102	49	(198)	233
Charge-offs	(75)	—	(18)	(17)	(77)	(172)	(7)	—	(366)
Recoveries	64	—	—	33	63	59	42	—	261
Ending balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239

	At June 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
General reserve	2,932	340	1,257	588	814	247	139	561	6,878
Specific reserve	60	1	11	11	19	63	196	—	361

Total loans	$308,471	$46,125	$161,182	$50,351	$33,909	$9,023	$16,924	$—	$625,985
General reserves (1)	302,370	46,003	159,525	50,260	33,279	8,912	16,564	—	616,913
Specific reserves (2)	6,101	122	1,657	91	630	111	360	—	9,072

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30,
	2017			2016
	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance	Recorded Investments (Loan Balance Less Charge-off)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One- to four-family	$646	$845	$—	$2,386	$2,728	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	297	406	—	475	558	—
Construction and land	—	—	—	—	—	—
Home equity	379	410	—	138	203	—
Other consumer	—	124	—	—	47	—
Commercial business	—	—	—	—	—	—
Total	1,322	1,785	—	2,999	3,536	—

With an allowance recorded:
One- to four-family	4,005	4,295	83	3,715	3,910	60
Multi-family	118	118	1	122	122	1
Commercial real estate	1,274	1,278	17	1,182	1,187	11
Construction and land	28	52	1	91	115	11
Home equity	330	398	21	492	527	19
Other consumer	22	50	22	111	137	63
Commercial business	289	289	207	360	360	196
Total	6,066	6,480	352	6,073	6,358	361

Total impaired loans:
One- to four-family	4,651	5,140	83	6,101	6,638	60
Multi-family	118	118	1	122	122	1
Commercial real estate	1,571	1,684	17	1,657	1,745	11
Construction and land	28	52	1	91	115	11
Home equity	709	808	21	630	730	19
Other consumer	22	174	22	111	184	63
Commercial business	289	289	207	360	360	196
Total	$7,388	$8,265	$352	$9,072	$9,894	$361

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Years Ended June 30,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$1,623	$12	$2,178	$69	$4,018	$162
Multi-family	—	—	284	—	543	17
Commercial real estate	383	—	325	12	1,284	21
Construction and land	—	—	14	—	237	4
Home equity	232	6	186	7	221	8
Other consumer	—	4	3	3	—	2
Commercial business	—	—	19	—	26	4
Total	2,238	22	3,009	91	6,329	218

With an allowance recorded:
One- to four-family	3,897	213	3,928	200	3,223	227
Multi-family	120	6	166	6	128	6
Commercial real estate	1,229	68	1,098	69	1,504	49
Construction and land	39	2	141	9	185	14
Home equity	353	23	503	31	593	28
Other consumer	53	—	149	9	101	8
Commercial business	338	15	367	22	454	23
Total	6,029	327	6,352	346	6,188	355

Total impaired loans:
One- to four-family	5,520	225	6,106	269	7,241	389
Multi-family	120	6	450	6	671	23
Commercial real estate	1,612	68	1,423	81	2,788	70
Construction and land	39	2	155	9	422	18
Home equity	585	29	689	38	814	36
Other consumer	53	4	152	12	101	10
Commercial business	338	15	386	22	480	27
Total	$8,267	$349	$9,361	$437	$12,517	$573

Interest income recognized on a cash basis on impaired loans for the years ended June 30, 2017, 2016 and 2015, was $313,000, $376,000, and $473,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30,
	2017	2016
	(In thousands)
One- to four-family	$1,042	$2,413
Commercial real estate	426	474
Construction and land	28	91
Home equity	398	167
Other consumer	21	112

Total nonaccrual loans	$1,915	$3,257

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2017 and June 30, 2016.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$—	$206	$—	$206	$328,037	$328,243
Multi-family	—	—	—	—	58,101	58,101
Commercial real estate	—	—	—	—	202,038	202,038
Construction and land	—	34	20	54	71,576	71,630
Total real estate loans	—	240	20	260	659,752	660,012

Consumer:
Home equity	21	294	10	325	35,544	35,869
Other consumer	28	73	—	101	20,942	21,043
Total consumer loans	49	367	10	426	56,486	56,912

Commercial business loans	—	—	—	—	17,073	17,073

Total loans	$49	$607	$30	$686	$733,311	$733,997

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$662	$88	$466	$1,216	$307,255	$308,471
Multi-family	—	—	—	—	46,125	46,125
Commercial real estate	—	—	—	—	161,182	161,182
Construction and land	—	—	46	46	50,305	50,351
Total real estate loans	662	88	512	1,262	564,867	566,129

Consumer:
Home equity	344	—	2	346	33,563	33,909
Other consumer	105	—	—	105	8,918	9,023
Total consumer loans	449	—	2	451	42,481	42,932

Commercial business loans	—	—	—	—	16,924	16,924

Total loans	$1,111	$88	$514	$1,713	$624,272	$625,985

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At June 30, 2017 and June 30, 2016, First Federal had $3.3 million and $4.6 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$321,596	$3,680	$1,153	$1,814	$328,243
Multi-family	56,103	1,880	118	—	58,101
Commercial real estate	188,956	10,243	2,232	607	202,038
Construction and land	65,175	2,197	4,161	97	71,630
Total real estate loans	631,830	18,000	7,664	2,518	660,012

Consumer:
Home equity	34,913	215	57	684	35,869
Other consumer	20,676	159	173	35	21,043
Total consumer loans	55,589	374	230	719	56,912

Commercial business loans	14,143	1,464	1,451	15	17,073

Total loans	$701,562	$19,838	$9,345	$3,252	$733,997

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of June 30, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$1,042	$327,201	$328,243
Multi-family	—	58,101	58,101
Commercial real estate	426	201,612	202,038
Construction and land	28	71,602	71,630

Consumer:
Home equity	398	35,471	35,869
Other consumer	21	21,022	21,043

Commercial business loans	—	17,073	17,073

Total loans	$1,915	$732,082	$733,997

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business loans	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30,
	2017	2016
	(In thousands)
Total TDR loans	$6,145	$6,545
Allowance for loan losses related to TDR loans	315	267
Total nonaccrual TDR loans	673	944

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2017, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$95	$89	$244	$428
Commercial real estate	1	—	—	134	134

	4	$95	$89	$378	$562
Post-modification outstanding recorded investment
One- to four-family	3	$92	$87	$236	$415
Commercial real estate	1	—	—	129	129

	4	$92	$87	$365	$544

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$50	$50

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

No additional funds are committed to be advanced in connection with impaired loans at June 30, 2017.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2017			June 30, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$3,608	$421	$4,029	$3,473	$812	$4,285
Multi-family	118	—	118	122	—	122
Commercial real estate	1,145	252	1,397	1,182	132	1,314
Home equity	312	—	312	464	—	464
Commercial business loans	289	—	289	360	—	360

Total TDR loans	$5,472	$673	$6,145	$5,601	$944	$6,545

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

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	June 30,
	2017	2016	2015
	(In thousands)
Beginning balance	$81	$1,914	$810
Loans transferred to foreclosed assets	222	1,352	2,585
Sales	(207)	(3,591)	(1,470)
Market value adjustments	(32)	(140)	(212)
Net gain on sales	40	546	201
Ending balance	$104	$81	$1,914

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	June 30,
	2017	2016
	(In thousands)
One- to four-family residential properties	$86	$—
Land	—	22
Personal property	18	59

	$104	$81

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following at June 30, 2017 and 2016:

	June 30,
	2017	2016
	(In thousands)
Land	$2,560	$2,560
Buildings	6,074	6,074
Building improvements	8,928	8,505
Furniture, fixtures, and equipment	7,348	7,071
Software	1,447	1,430
Automobiles	81	81
Construction in progress	75	184
	26,513	25,905
Less accumulated depreciation and amortization	(13,277)	(12,386)
	$13,236	$13,519

Depreciation expense was $1.2 million, $1.1 million, and $973,000 for the years ended June 30, 2017, 2016, and 2015, respectively.

Operating rental payments for buildings were $305,000, $144,000, and $126,000 for the years ended June 30, 2017, 2016, and 2015, respectively.

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

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

June 30,
Twelve-month period ending:	(In thousands)
2018	$347
2019	325
2020	298
2021	308
2022	222
Thereafter	2,128
Total minimum payments required	$3,628

Note 6 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $176.3 million and $187.7 million at June 30, 2017 and 2016, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage servicing rights for the years ended June 30 are as follows:

	2017	2016	2015
	(In thousands)
Balance at beginning of period	$998	$1,187	$1,266
Additions	222	70	197
Amortization	(234)	(259)	(276)

Balance at end of period	$986	$998	$1,187

There was no valuation allowance for mortgage servicing rights for the years ended June 30, 2017, 2016, and 2015, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights at June 30 are as follows:

	2017	2016	2015

Constant prepayment rate	12.6%	11.0%	13.0%
Weighted-average life (years)	5.7	5.8	5.7
Yield to maturity discount	9.8%	9.3%	9.9%

The fair values of mortgage servicing rights are approximately $1.6 million and $1.7 million at June 30, 2017 and 2016, respectively.

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the years ended June 30:

	2017	2016	2015
	(In thousands)
Servicing fees	$464	$502	$561
Late fees	17	18	23

Note 7 - Deposits

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at June 30, 2017 and 2016, was $68.0 million and $43.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted- Average Interest Rate	June 30, 2017	Weighted- Average Interest Rate	June 30, 2016
	(In thousands)
Savings	0.06%	$98,894	0.04%	$91,656
Transaction accounts	0.01%	245,889	0.01%	213,442
Money market accounts	0.31%	267,503	0.26%	259,076
Certificates of deposit and jumbo certificates	1.19%	211,474	1.09%	159,113

		$823,760		$723,287

Weighted-average interest rate		0.42%		0.34%

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of certificates at the dates indicated are as follows:

June 30, 2017
(In thousands)
Within one year or less	$106,448
After one year through two years	59,137
After two years through three years	25,767
After three years through four years	9,569
After four years through five years	10,498
After five years	55

$211,474

Deposits at June 30, 2017 and 2016, include $54.5 million and $51.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $41.8 million and $47.4 million were pledged as collateral for these deposits at June 30, 2017 and 2016, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Years Ended June 30,
	2017	2016	2015
	(In thousands)
Savings	$42	$36	$38
Transaction accounts	17	14	10
Money market accounts	828	609	436
Certificates of deposit and jumbo certificates	1,972	1,510	1,185
	$2,859	$2,169	$1,669

Note 8 - Borrowings

FHLB Borrowings
First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $244.2 million and $209.2 million; and investment securities with a carrying value of $3.4 million and $5.1 million, at June 30, 2017 and 2016, respectively, pledged as collateral.

FHLB advances outstanding at June 30, 2017 and 2016, were as follows:

	June 30,
	2017	2016
	(In thousands)
Long-term advances	$60,000	$60,000
Overnight advances	17,427	20,672

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on overnight advances were as follows:

	June 30,
	2017	2016	2015
	(In thousands)
Maximum outstanding at any month-end	$47,338	$50,233	$1,000
Monthly average outstanding	24,208	11,200	83
Weighted-average daily interest rates
Annual	0.79%	0.35%	0.29%
Period End	1.28%	0.42%	0.29%
Interest expense during the year	192	42	1

At June 30, 2017 and 2016, FHLB long-term, fixed-rate advances and are scheduled to mature as follows:

	Weighted-Average Interest Rate	2017	Weighted-Average Interest Rate	2016
	(In thousands)
Within one year or less	—%	$—	—%	$—
After one year through two years	—	—	—	—
After two years through three years	3.24	30,000	—	—
After three years through four years	3.80	30,000	3.24	30,000
After four years through five years	—	—	3.80	30,000
After five years	—	—	—	—
		$60,000		$60,000

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	June 30,
	2017	2016	2015
	(In thousands)
Maximum outstanding at any month-end	$60,000	$89,924	$89,924
Monthly average outstanding	60,000	75,808	89,924
Weighted-average interest rates
Annual	3.52%	3.35%	3.24%
Period End	3.52%	3.52%	3.24%
Interest expense during the year	2,108	2,559	2,917

Note 9 - Federal Taxes on Income

The provision (benefit) for income taxes for the years ended June 30 is summarized as follows:

	2017	2016	2015
	(In thousands)
Current	$2,815	$2,364	$647
Deferred	(1,153)	(907)	(1,001)
	$1,662	$1,457	$(354)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 34%, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the years ended June 30 is summarized as follows:

	2017	2016	2015
	(In thousands)
Income taxes computed at statutory rates	$2,305	$1,853	$(1,851)
Tax credits	(78)	—	(195)
Tax-exempt income	(320)	(358)	(218)
Bank-owned life insurance income	(499)	(39)	(35)
Deferred tax asset valuation allowance	—	—	1,917
Other, net	254	1	28
	$1,662	$1,457	$(354)

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

During the year ended June 30, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. At June 30, 2017, the balance of the contribution carryforward totaled $8.0 million. The contribution carryforward will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $1.9 million at both June 30, 2017 and 2016.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at June 30, 2017 and June 30, 2016. During the years ended June 30, 2017 and 2016, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2014.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at June 30 are summarized as follows:

	2017	2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,957	$2,527
Unrealized loss on securities available for sale	238	—
Accrued compensation	952	535
Nonaccrual loans	6	15
Real estate owned	—	36
ESOP timing differences	111	69
Restricted stock awards	332	—
Contribution carryforward	2,716	2,976
Total deferred tax assets	7,312	6,158

Deferred tax liabilities
Deferred loan fees	474	537
Unrealized gain on securities available for sale	—	960
FHLB stock dividends	801	807
Accumulated depreciation	1,249	1,281
Deferred investment gain	11	—
Other, net	24	152
Total deferred tax liabilities	2,559	3,737
Deferred tax asset, net	4,753	2,421

Deferred tax asset valuation allowance	(1,898)	(1,917)

Deferred tax asset, net of valuation allowance	$2,855	$504

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2016	2015
Source	Valuation Report	Valuation Report
Our plan	106.3%	106.8%
There was no change to the funded status of the plan as of June 30, 2017. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the years ended June 30 were:

2017		2016		2015
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(In thousands)
10/12/2016	$75	10/14/2015	$74	12/26/2014	$700
12/19/2016	524	1/4/2016	425

	$599		$499		$700

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at June 30, 2017, was $566,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

During the year ended June 30, 1994, First Federal began participation in a multi-employer 401(k) plan funded by employees and a Bank matching program. In December 2012, the Plan converted to a single-employer 401(k) plan. Beginning July 1, 2015, employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, an increase from the 20% limitation in prior plan years. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $177,000, $159,000, and $163,000 during the years ended June 30, 2017, 2016, and 2015, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of June 30, 2017, 1,048,029 shares, or 100.0% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ESOP assets. Annual principal and interest payments of $835,000 and $810,000, and $274,000, were made by the ESOP during the years ended June 30, 2017, 2016, and 2015, respectively.

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

Compensation expense related to the ESOP for the years ended June 30, 2017, 2016, and 2015, was $763,000, $677,000 and $216,000, respectively.

Shares held by the ESOP as of the dates indicated are as follows:

	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Allocated shares	121,695	70,356
Unallocated shares	926,334	977,673

Total ESOP shares	1,048,029	1,048,029

Fair value of unallocated shares	$14,608	$12,456

Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the EIP is 1,834,050. Under the EIP stock options may be granted that, upon exercise, result in the issuance of up to 1,310,036 shares of common stock and up to 524,014 shares of restricted stock may be awarded. Shares of common stock issued under the EIP may be authorized but unissued shares or repurchased shares. During the year ended June 30, 2017, the Company purchased and retired 523,014 shares of common stock to be used for future stock awards.

During the year ended June 30, 2017, 402,500 shares of restricted stock were awarded and no stock options were granted. There were no awards or related expenses during years ended June 30, 2016 and 2015. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

On July 7, 2017, the Company reissued 50,000 shares of common stock and granted them as restricted share awards to certain employees pursuant to the EIP. The restricted shares will vest in equal installments of 20% per year over a five-year period.

For the year ended June 30, 2017, total compensation expense for the EIP was $977,000.

Included in the above compensation expense for the year ended June 30, 2017, was directors' compensation of $383,000.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in non-vested restricted stock awards for the year ended June 30, 2017:

	For the Year Ended
	June 30, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	—
Granted	402,500	$12.70
Vested	—
Forfeited	(12,500)	12.70

Non-vested at June 30, 2017	390,000

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

As of June 30, 2017, there was $4.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 4 years.

Note 11 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement was phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of June 30, 2017, the conservation buffer was 1.25%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of June 30, 2017, the most recent regulatory notifications categorized First Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

At periodic intervals, banking regulators routinely examine First Northwest and First Federal as part of their legally prescribed oversight of the banking industry. A future examination could include a review of certain transactions or other amounts reported in the Company's consolidated financial statements. Based on these examinations, the regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. In view of the uncertain regulatory environment in which First Northwest and First Federal operate, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying consolidated financial statements cannot presently be determined.

At June 30, 2017, First Northwest and First Federal each exceeded all regulatory capital requirements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Common equity tier 1 capital
Bank only	$139,466	19.23%	$32,632	4.50%	$47,135	6.50%
Consolidated company	177,982	24.40	32,823	4.50	47,411	6.50

Tier 1 risk-based capital
Bank only	139,466	19.23	43,509	6.00	58,013	8.00
Consolidated company	177,982	24.40	43,764	6.00	58,352	8.00

Total risk-based capital
Bank only	148,167	20.43	58,013	8.00	72,516	10.00
Consolidated company	186,683	25.59	58,352	8.00	72,939	10.00

Tier 1 leverage capital
Bank only	139,466	13.22	42,204	4.00	52,755	5.00
Consolidated company	177,982	16.46	43,257	4.00	54,071	5.00

As of June 30, 2016 (1)
Common equity tier 1 capital
Bank only	$132,800	21.36%	$27,982	4.50%	$40,419	6.50%
Consolidated company	187,846	29.92	28,252	4.50	40,809	6.50

Tier 1 risk-based capital
Bank only	132,800	21.36	37,310	6.00	49,746	8.00
Consolidated company	187,846	29.92	37,670	6.00	50,227	8.00

Total risk-based capital
Bank only	140,237	22.55	49,746	8.00	62,183	10.00
Consolidated company	195,283	31.10	50,227	8.00	62,783	10.00

Tier 1 leverage capital
Bank only	132,800	13.77	38,566	4.00	48,208	5.00
Consolidated company	187,846	18.73	40,124	4.00	50,155	5.00

(1) As a former small bank holding company, First Northwest Bancorp was not required to comply with regulatory capital ratios until March 31, 2017. Ratios were calculated voluntarily during the fiscal year ended June 30, 2016 in preparation of the filing requirement.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in loans to directors and executive officers for the periods shown:

	At or For the Year Ended June 30,
	2017	2016	2015
	(In thousands)
Beginning balance	$1,456	$817	$1,226
Loan advances	73	715	36
Loan repayments	(282)	(76)	(49)
Reclassifications[1]	(144)	—	(396)
Ending balance	$1,103	$1,456	$817

1 Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $1.9 million and $1.4 million at June 30, 2017 and 2016, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the years ended June 30, 2017 and 2016.

The following financial instruments were outstanding whose contract amounts represent credit risk at June 30:

	2017	2016
	(In thousands)
Commitments to grant loans	$670	$1,111
Standby letters of credit	183	401
Unfunded commitments under lines of credit or existing loans	67,800	65,151

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated other comprehensive income. At June 30, 2017 and 2016, First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $697.5 million and $600.0 million, or 95.0% and 95.9%, of First Federal’s total loan portfolio at June 30, 2017 and 2016, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At June 30, 2017 and 2016, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $238.7 million and $261.3 million, or 83.8% and 79.6%, of First Federal’s total investment portfolio (including FHLB stock) at June 30, 2017 and 2016, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$22,223	$—	$22,223
Agency bonds	—	4,926	—	4,926
ABS agency	—	7,648	—	7,648
ABS corporate	—	9,813	—	9,813
SBA	—	14,178	—	14,178
MBS agency	—	143,436	—	143,436
MBS corporate	—	26,369	—	26,369
	$—	$228,593	$—	$228,593

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds		15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate		29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate		41,164	—	41,164
	$—	$267,857	$—	$267,857

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$7,388	$7,388
Real estate owned and repossessed assets	—	—	104	104

	$—	$—	$7,492	$7,492

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

During the year ended June 30, 2017, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$104	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$24,292	$24,292	$24,292	$—		$—
Investment securities available for sale	228,593	228,593	—	228,593		—
Investment securities held to maturity	51,872	52,621	—	52,621		—
Loans receivable, net	726,786	723,848	—	—		723,848
FHLB stock	4,368	4,368	—	4,368		—
Accrued interest receivable	3,020	3,020	—	3,020		—
Mortgage servicing rights, net	986	1,600	—	—		1,600

Financial liabilities
Demand deposits	$612,286	$612,286	$612,286	$—		$—
Time deposits	211,474	211,072	—	211,072		—
Borrowings	77,427	80,338	—	80,338		—
Accrued interest payable	208	208	—	208	—	—

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$22,650	$—		$—
Investment securities available for sale	267,857	267,857	—	267,857		—
Investment securities held to maturity	56,038	58,928	—	58,928		—
Loans held for sale	917	917	—	917		—
Loans receivable, net	619,844	631,754	—	—		631,754
FHLB stock	4,403	4,403	—	4,403		—
Accrued interest receivable	2,802	2,802	—	2,802		—
Mortgage servicing rights, net	998	1,703	—	—		1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$564,174	$—		$—
Time deposits	159,113	160,354	—	160,354		—
Borrowings	80,672	85,867	—	85,867		—
Accrued interest payable	189	189	—	189	—	—

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2017 and 2016. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at June 30, 2017 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the periods shown.

	Years Ended June 30,
	2017	2016	2015
	(In thousands, except share data)
Numerator:
Net income (loss)	$5,118	$3,992	$(5,090)

Denominator:
Basic weighted average common shares outstanding	11,084,726	12,049,621	12,165,071
Dilutive restricted stock grants	85,314	—	—
Diluted weighted average common shares outstanding	11,170,040	12,049,621	12,165,071

Basic earnings (loss) per share	$0.46	$0.33	(0.42)

Diluted earnings (loss) per share	$0.46	$0.33	(0.42)

As of December 15, 2015, the ESOP had purchased 1,048,029 shares of First Northwest Bancorp in the open market. Unallocated ESOP shares are not included as outstanding shares for basic or diluted earnings per share calculations. As of June 30, 2017, 2016, and 2015, 121,695, 70,356 and 17,509 shares have been allocated to employees through the ESOP while 926,334, 977,673 and 935,290 shares remain unallocated, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP
Condensed Balance Sheets
(In thousands)

	June 30,
	2017	2016
ASSETS
Cash and due from banks	$1,560	$5,532
Investment securities available for sale, at fair value	24,260	35,535
Investment in bank	139,206	134,524
ESOP loan receivable	11,846	12,379
Accrued interest receivable	104	139
Prepaid expenses and other assets	947	1,987

Total assets	$177,923	$190,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary	$45	$—
Other liabilities	157	355

Total liabilities	202	355

Shareholders' equity	177,721	189,741

Total liabilities and shareholders' equity	$177,923	$190,096

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statements of Income
(In thousands)

	Years Ended June 30,
	2017	2016	2015
Operating income:
Interest and fees on loans receivable	$302	$305	$106
Interest on mortgage-backed and related securities	322	251	24
Interest on investment securities	225	418	114
Gain on sale of securities	—	4	—
Total operating income	849	978	244
Operating expenses:
Charitable contributions	—	—	9,734
Other expenses	587	607	89
Total operating expenses	587	607	9,823
Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings of subsidiary	262	371	(9,579)
Provision (benefit) for income taxes	70	128	(1,335)
Income (loss) before equity in undistributed earnings of subsidiary	192	243	(8,244)
Equity in undistributed earnings of subsidiary	4,926	3,749	3,154

Net income (loss)	$5,118	$3,992	$(5,090)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statement of Cash Flows
(In thousands)

	Years Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$5,118	$3,992	$(5,090)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(4,926)	(3,749)	(3,154)
Amortization of premiums and accretion of discounts on investments, net	172	201	80
Gain on sale of securities available for sale	—	(4)	—
Change in receivable from subsidiary	—	185	(185)
Change in payable to subsidiary	45	—	—
Change in other assets	1,253	(371)	(1,850)
Change in other liabilities	(198)	248	107

Net cash from operating activities	1,464	502	(10,092)

Cash flows from investing activities:
Purchase of securities available for sale	—	(13,629)	(41,106)
Proceeds from maturities, calls, and principal repayments of securities available for sale	10,580	4,758	967
Proceeds from sales of securities available for sale	—	13,475	—
Investment in subsidiary	—	—	(58,404)
ESOP loan origination	—	(1,253)	(11,798)
ESOP loan repayment	533	504	168

Net cash from investing activities	11,113	3,855	(110,173)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	126,941
Repurchase of common stock	(16,549)	(5,501)	—

Net cash from financing activities	(16,549)	(5,501)	126,941

Net (decrease) increase in cash	(3,972)	(1,144)	6,676

Cash and cash equivalents at beginning of period	5,532	6,676	—

Cash and cash equivalents at end of period	$1,560	$5,532	$6,676

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(523)	$667	$(393)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except share data)
2017
Total interest income	$8,540	$8,920	$9,408	$9,935
Total interest expense	1,189	1,252	1,303	1,415
Net interest income	7,351	7,668	8,105	8,520
Provision for loan losses	350	410	215	285
Net interest income after provision for loan losses	7,001	7,258	7,890	8,235
Total noninterest income	1,444	1,329	2,201	1,199
Total noninterest expense	7,460	6,880	7,498	7,939
Income before provision for federal income tax expense	985	1,707	2,593	1,495
Provision for federal income tax expense	334	519	429	380
Net income	$651	$1,188	$2,164	$1,115

Basic earnings per share	$0.06	$0.11	$0.20	$0.10
Diluted earnings per share	$0.06	$0.11	$0.20	$0.10

2016
Total interest income	$7,524	$7,941	$8,161	$8,546
Total interest expense	1,227	1,181	1,155	1,207
Net interest income	6,297	6,760	7,006	7,339
Provision for loan losses	—	—	—	233
Net interest income after provision for loan losses	6,297	6,760	7,006	7,106
Total noninterest income	1,263	1,878	1,051	1,985
Total noninterest expense	5,915	7,683	6,862	7,437
Income before provision for federal income tax expense	1,645	955	1,195	1,654
Provision for federal income tax expense	417	242	298	500
Net income	$1,228	$713	$897	$1,154

Basic earnings per share	$0.10	$0.06	$0.07	$0.10
Diluted earnings per share	$0.10	$0.06	$0.07	$0.10

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Subsequent Event

On July 25, 2017, the Board of Directors of First Northwest Bancorp determined, in accordance with the Company’s Bylaws, that the Company’s fiscal year end should begin on January 1 and end on December 31 of each year, starting on January 1, 2018. The Company will file with the Securities and Exchange Commission an annual report on Form 10-K for the current fiscal year ended on June 30, 2017. The transition period of July 1, 2017 to December 31, 2017 will be covered on a Form 10-KT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i)    Disclosure controls and procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of June 30, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(a)    Management's report on internal control over financial reporting.
First Northwest Bancorp's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Act. The Company's internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost -benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of June 30, 2017, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2017, which is included in Item 8. Financial Statements and Supplementary Data.

(b)    Attestation report of the registered public accounting firm.
The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

(c)    Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after the Company’s year end (the “Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Employees – Executive Officers.”

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Jennifer Zaccardo (Chairperson), David Blake, Lloyd Eisenman, Steven Oliver, Norman Tonina, and Dana Behar.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined that Ms. Zaccardo meets the definition of “audit committee financial expert,” as defined by the SEC.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plan as of June 30, 2017.

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

(1) As of June 30, 2017, 402,500 shares of restricted stock awards had been granted under the First Northwest Bancorp 2015 Equity Incentive plan (the "EIP"). On July 7, 2017, the Company granted 50,000 restricted shares of common stock to directors and certain employees pursuant to the EIP. The restricted shares will vest in equal installments of 20% per year over a five-year period. The restricted shares granted under the EIP were purchased by First Northwest Bancorp in open market transactions and retired during the year ended June 30, 2017. Subsequent to these restricted stock awards, stock options that, upon exercise result in the issuance of up to 1,310,036 shares of our common stock and 84,014 shares of restricted stock awards, remain available for future issuance under the EIP.

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

3.1     Articles of Incorporation, as amended (1)
3.2     Bylaws (2)
4.1    Form of Stock Certificate of the Company (1)
10.1    Form of Employee Severance Compensation Plan (1)
10.2    Form of Employment Agreement with Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue, Kelly A. Liske and Jeffrey S. Davis (3)
10.3    First Federal Fiscal Year 2016 Cash Incentive Plan (4)
10.4    Form of Participation Agreement under the First Federal Fiscal Year 2016 Cash Incentive Plan (4)
10.5    First Northwest Bancorp 2015 Equity Incentive Plan (5)
14     Code of Ethics (6)
21     Subsidiaries of Registrant
23    Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101     The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements
___________________
(1)     Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185101) and incorporated herein by reference.
(2)    Filed as an exhibit to the Company's Current Report on Form 8-K filed July 31, 2017 (File No. 001-36741) and incorporated herein by reference.
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

FIRST NORTHWEST BANCORP

September 8, 2017	By: /s/Laurence J. Hueth
Laurence J. Hueth
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Laurence J. Hueth	September 8, 2017
Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/Regina M. Wood	September 8, 2017
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/Stephen E. Oliver	September 8, 2017
Stephen E. Oliver
Chairman of the Board and Director

By: /s/David A. Blake	September 8, 2017
David A. Blake
Director

By: /s/Lloyd J. Eisenman	September 8, 2017
Lloyd J. Eisenman
Director

By: /s/Cindy H. Finnie	September 8, 2017
Cindy H. Finnie
Director

By: /s/David T. Flodstrom	September 8, 2017
David T. Flodstrom
Director

By: /s/Jennifer Zaccardo	September 8, 2017
Jennifer Zaccardo
Director

By: /s/Norman J. Tonina, Jr.	September 8, 2017
Norman J. Tonina, Jr.
Director

By: /s/Craig Curtis	September 8, 2017
Craig Curtis
Director

By: /s/Dana Behar	September 8, 2017
Dana Behar
Director

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Annual Report on Form 10-K for the year ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements