Form 10-Q
period 2017-09-30
First Northwest Bancorp
filed 2017-11-09
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2017, there were 11,839,707 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	September 30, 2017	June 30, 2017

Cash and due from banks	$12,717	$14,510
Interest-bearing deposits in banks	12,292	9,782
Investment securities available for sale, at fair value	290,159	228,593
Investment securities held to maturity, at amortized cost	51,012	51,872
Loans receivable (net of allowance for loan losses of $8,608 and $8,523)	726,891	726,786
Federal Home Loan Bank (FHLB) stock, at cost	5,729	4,368
Accrued interest receivable	3,498	3,020
Premises and equipment, net	13,213	13,236
Mortgage servicing rights, net	1,112	986
Bank-owned life insurance, net	28,570	28,413
Real estate owned and repossessed assets	86	104
Prepaid expenses and other assets	5,020	6,006

Total assets	$1,150,299	$1,087,676

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$850,933	$823,760
Borrowings	111,657	77,427
Accrued interest payable	217	208
Accrued expenses and other liabilities	7,600	7,417
Advances from borrowers for taxes and insurance	1,964	1,143

Total liabilities	972,371	909,955

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,839,707 shares at September 30, 2017, and 11,902,146 shares at June 30, 2017	118	119
Additional paid-in capital	111,175	112,058
Retained earnings	78,725	77,515
Accumulated other comprehensive loss, net of tax	(717)	(434)
Unearned employee stock ownership plan (ESOP) shares	(11,373)	(11,537)

Total shareholders' equity	177,928	177,721

Total liabilities and shareholders' equity	$1,150,299	$1,087,676

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	September 30,
	2017	2016
INTEREST INCOME
Interest and fees on loans receivable	$7,928	$6,719
Interest on mortgage-backed securities	1,280	1,124
Interest on investment securities	765	649
Interest on deposits and other	34	13
FHLB dividends	36	35

Total interest income	10,043	8,540
INTEREST EXPENSE
Deposits	911	647
Borrowings	669	542

Total interest expense	1,580	1,189

Net interest income	8,463	7,351
PROVISION FOR LOAN LOSSES	—	350

Net interest income after provision for loan losses	8,463	7,001
NONINTEREST INCOME
Loan and deposit service fees	913	913
Mortgage servicing fees, net of amortization	114	63
Net gain on sale of loans	377	269
Net gain on sale of investment securities	136	—
Increase in cash surrender value of bank-owned life insurance	158	170
Other income	—	29

Total noninterest income	1,698	1,444

NONINTEREST EXPENSE
Compensation and benefits	4,466	4,160
Real estate owned and repossessed assets expense, net	8	39
Data processing	604	764
Occupancy and equipment	1,022	897
Supplies, postage, and telephone	211	150
Regulatory assessments and state taxes	128	134
Advertising	142	129
Professional fees	466	357
FDIC insurance premium	69	119
Other	691	711

Total noninterest expense	7,807	7,460

INCOME BEFORE PROVISION FOR INCOME TAXES	2,354	985

PROVISION FOR INCOME TAXES	581	334

NET INCOME	$1,773	$651

Basic and diluted earnings per share	$0.17	$0.06

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended
	September 30,
	2017	2016

NET INCOME	$1,773	$651

Other comprehensive loss, net of tax
Unrealized loss on securities:
Unrealized holding loss, net of tax benefit of $(99) and $(120), respectively	(193)	(236)
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $(46) and $0, respectively	(90)	—

Other comprehensive loss, net of tax	(283)	(236)

COMPREHENSIVE INCOME	$1,490	$415

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2017 and 2016
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				651			651
Common stock repurchased	(99,314)	(1)	(992)	(340)			(1,333)
Restricted stock awards net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax						(236)	(236)
Share-based compensation			256				256
ESOP shares committed to be released			30		165		195

BALANCE, September 30, 2016	12,967,346	$130	$121,885	$77,612	$(12,012)	$1,659	$189,274

BALANCE, June 30, 2017	11,902,146	$119	$112,058	$77,515	$(11,537)	$(434)	$177,721

Net income				1,773			1,773
Common stock repurchased	(96,900)	(1)	(968)	(563)			(1,532)
Restricted stock awards net of forfeitures	50,000	—	—				—
Restricted stock awards canceled	(15,539)	—	(282)	—			(282)
Other comprehensive loss, net of tax						(283)	(283)
Share-based compensation			321				321
ESOP shares committed to be released			46		164		210

BALANCE, September 30, 2017	11,839,707	$118	$111,175	$78,725	$(11,373)	$(717)	$177,928

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,773	$651
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	290	304
Amortization and accretion of premiums and discounts on investments, net	414	388
(Accretion) amortization of deferred loan fees, net	(45)	101
Amortization of mortgage servicing rights, net	(1)	55
Additions to mortgage servicing rights, net	(125)	(105)
Provision for loan losses	—	350
Loss on sale of real estate owned and repossessed assets, net	4	—
Deferred federal income taxes	682	530
Allocation of ESOP shares	210	195
Share-based compensation	321	256
Gain on sale of loans, net	(377)	(269)
Gain on sale of securities available for sale, net	(136)	—
Impairment of real estate owned and repossessed assets	—	32
Increase in cash surrender value of life insurance, net	(158)	(170)
Origination of loans held for sale	(5,849)	(10,339)
Proceeds from loans held for sale	6,226	11,378
Change in assets and liabilities:
Increase in accrued interest receivable	(478)	(75)
Decrease in prepaid expenses and other assets	450	445
Increase (decrease) in accrued interest payable	9	(5)
Increase (decrease) in accrued expenses and other liabilities	183	(9,674)

Net cash from operating activities	3,393	(5,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(89,313)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	9,868	20,083
Proceeds from sales of securities available for sale	17,239	—
Proceeds from maturities, calls, and principal repayments of securities held to maturity	794	1,107
(Purchase) redemption of FHLB stock	(1,361)	227
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from sale of real estate owned and repossessed assets	14	—
Loan originations, net of repayments, charge-offs, and recoveries	(60)	(44,748)
Purchase of premises and equipment, net	(267)	(375)

Net cash from investing activities	(63,086)	(33,706)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$27,173	$53,058
Proceeds from FHLB advances	132,445	47,774
Repayment of FHLB advances	(98,215)	(53,356)
Net increase in advances from borrowers for taxes and insurance	821	668
Net share settlement of stock awards	(282)	—
Common stock repurchased	(1,532)	(1,333)

Net cash from financing activities	60,410	46,811

NET INCREASE IN CASH AND CASH EQUIVALENTS	717	7,153

CASH AND CASH EQUIVALENTS, beginning of period	24,292	22,650

CASH AND CASH EQUIVALENTS, end of period	$25,009	$29,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,571	$1,194

Income taxes	$—	$1,450

NONCASH INVESTING ACTIVITIES
Unrealized loss on securities available for sale	$(428)	$(356)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$82

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

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in Western Washington State with offices in Clallam, Jefferson, Kitsap, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for future periods.

On July 31, 2017, the Company reported its decision to change its fiscal year end to December 31 from a fiscal year ending on June 30. This change in fiscal year end makes the Company's and the Bank's year-end coincide with the regulatory reporting periods. As a result of the change in fiscal year, the Company will file a transition report on Form 10-KT covering the transition period from July 1, 2017 to December 31, 2017.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp and its wholly owned subsidiary, First Federal. All material intercompany accounts and transactions have been eliminated in consolidation.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2017, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$16,277	$435	$(3)	$16,709
U.S. government agency issued asset-backed securities (ABS agency)	22,143	19	(343)	21,819
Corporate issued asset-backed securities (ABS corporate)	22,589	56	(87)	22,558
Corporate issued debt securities (Corporate debt)	19,846	—	(184)	19,662
U.S. Small Business Administration securities (SBA)	48,221	95	(215)	48,101
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	138,949	121	(988)	138,082
Corporate issued mortgage-backed securities (MBS corporate)	23,262	108	(142)	23,228

Total securities available for sale	$291,287	$834	$(1,962)	$290,159

Held to Maturity
Municipal bonds	$14,042	$297	$—	$14,339
SBA	411	—	(1)	410
Mortgage-backed securities:
MBS agency	36,559	527	(152)	36,934

Total securities held to maturity	$51,012	$824	$(153)	$51,683

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2017, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$21,540	$686	$(3)	$22,223
Agency bonds	5,050	—	(124)	4,926
ABS agency	7,883	—	(235)	7,648
ABS corporate	9,921	—	(108)	9,813
SBA	14,195	36	(53)	14,178
Mortgage-backed securities:
MBS agency	144,380	110	(1,054)	143,436
MBS corporate	26,324	126	(81)	26,369

Total securities available for sale	$229,293	$958	$(1,658)	$228,593

Held to Maturity
Municipal bonds	$14,120	$306	$—	$14,426
SBA	443	—	(1)	442
Mortgage-backed securities:
MBS agency	37,309	566	(122)	37,753

Total securities held to maturity	$51,872	$872	$(123)	$52,621

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(3)	$116	$(3)	$116
ABS agency	—	—	(343)	7,375	(343)	7,375
ABS corporate	(87)	12,578	—	—	(87)	12,578
Corporate debt	(184)	14,662	—	—	(184)	14,662
SBA	(151)	13,731	(64)	8,109	(215)	21,840
Mortgage-backed securities:
MBS agency	(64)	22,360	(924)	82,324	(988)	104,684
MBS corporate	—	—	(142)	6,595	(142)	6,595

Total available for sale	$(486)	$63,331	$(1,476)	$104,519	$(1,962)	$167,850

Held to Maturity
SBA	$(1)	$252	$—	$—	$(1)	$252
Mortgage-backed securities:
MBS agency	—	1,109	(152)	18,872	(152)	19,981

Total held to maturity	$(1)	$1,361	$(152)	$18,872	$(153)	$20,233

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(3)	$116	$—	$—	$(3)	$116
Agency bonds	(52)	2,498	(72)	2,428	(124)	4,926
ABS agency	—	—	(235)	7,647	(235)	7,647
ABS corporate	—	—	(108)	9,813	(108)	9,813
SBA	(53)	8,405	—	—	(53)	8,405
Mortgage-backed securities:
MBS agency	(968)	102,738	(86)	4,978	(1,054)	107,716
MBS corporate	(81)	6,894	—	—	(81)	6,894

Total available for sale	$(1,157)	$120,651	$(501)	$24,866	$(1,658)	$145,517

Held to Maturity
SBA	$(1)	$261	$—	$—	$(1)	$261
Mortgage-backed securities:
MBS agency	(121)	18,522	(1)	597	(122)	19,119

Total held to maturity	$(122)	$18,783	$(1)	$597	$(123)	$19,380

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2017, there were 50 investment securities with $2.1 million of unrealized losses and a fair value of approximately $188.1 million. At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million.

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

There were no OTTI losses during the three months ended September 30, 2017 or 2016.

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

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,211	2,243
Due after five through ten years	21,135	21,006	3,035	3,011
Due after ten years	141,076	140,304	31,313	31,680

Total mortgage-backed securities	162,211	161,310	36,559	36,934

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,389	4,412	—	—
Due after five through ten years	29,536	29,547	9,555	9,733
Due after ten years	95,151	94,890	4,898	5,016

Total all other investment securities	129,076	128,849	14,453	14,749

Total investment securities	$291,287	$290,159	$51,012	$51,683

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,518	2,550
Due after five through ten years	19,009	18,919	3,260	3,233
Due after ten years	151,695	150,886	31,531	31,970

Total mortgage-backed securities	170,704	169,805	37,309	37,753

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,890	6,848	—	—
Due after five through ten years	22,042	22,124	9,637	9,817
Due after ten years	29,657	29,816	4,926	5,051

Total all other investment securities	58,589	58,788	14,563	14,868

Total investment securities	$229,293	$228,593	$51,872	$52,621

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Proceeds from sales	$17,239	$—
Gross realized gains	269	—
Gross realized losses	(133)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2017	June 30, 2017
	(In thousands)
Real Estate:
One-to-four family	$323,675	$328,243
Multi-family	58,989	58,101
Commercial real estate	194,813	202,038
Construction and land	81,985	71,630
Total real estate loans	659,462	660,012

Consumer:
Home equity	35,059	35,869
Other consumer	23,329	21,043
Total consumer loans	58,388	56,912

Commercial business loans	16,385	17,073

Total loans	734,235	733,997

Less:
Net deferred loan fees	858	904
Premium on purchased loans, net	(2,122)	(2,216)
Allowance for loan losses	8,608	8,523

Total loans receivable, net	$726,891	$726,786

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
Provision for loan losses	(263)	8	(93)	75	(71)	87	(1,043)	1,300	—
Charge-offs	—	—	—	—	—	(70)	—		(70)
Recoveries	100	—	—	—	16	39	—		155
Ending balance	$2,908	$519	$1,642	$758	$763	$579	$125	$1,314	$8,608

	At September 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$2,908	$519	$1,642	$758	$763	$579	$125	$1,314	$8,608
General reserve	2,859	518	1,631	757	752	576	122	1,314	8,529
Specific reserve	49	1	11	1	11	3	3	—	79

Total loans	$323,675	$58,989	$194,813	$81,985	$35,059	$23,329	$16,385	$—	$734,235
General reserves (1)	319,111	58,873	193,479	81,958	34,372	23,317	16,099	—	727,209
Specific reserves (2)	4,564	116	1,334	27	687	12	286	—	7,026

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended September 30, 2016
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(128)	14	143	(14)	(32)	23	590	(246)	350
Charge-offs	—	—	—	—	(2)	(23)	—	—	(25)
Recoveries	85	—	—	—	11	21	1	—	118
Ending balance	$2,949	$355	$1,411	$585	$810	$331	$926	$315	$7,682

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2017			June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$1,010	$1,118	$—	$646	$845	$—
Multi-family	—	—	—	—	—	—
Commercial real estate	278	394	—	297	406	—
Construction and land	—	3	—	—	—	—
Home equity	377	526	—	379	410	—
Other consumer	—	139	—	—	124	—
Commercial business	—	5	—	—	—	—
Total	1,665	2,185	—	1,322	1,785	—

With an allowance recorded:
One-to-four family	3,554	3,834	49	4,005	4,295	83
Multi-family	116	116	1	118	118	1
Commercial real estate	1,056	1,061	11	1,274	1,278	17
Construction and land	27	51	1	28	52	1
Home equity	310	377	11	330	398	21
Other consumer	12	21	3	22	50	22
Commercial business	286	286	3	289	289	207
Total	5,361	5,746	79	6,066	6,480	352

Total impaired loans:
One-to-four family	4,564	4,952	49	4,651	5,140	83
Multi-family	116	116	1	118	118	1
Commercial real estate	1,334	1,455	11	1,571	1,684	17
Construction and land	27	54	1	28	52	1
Home equity	687	903	11	709	808	21
Other consumer	12	160	3	22	174	22
Commercial business	286	291	3	289	289	207
Total	$7,026	$7,931	$79	$7,388	$8,265	$352

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$778	$12	$2,274	$32
Multi-family	—	—	—	—
Commercial real estate	318	—	468	2
Construction and land	—	—	—	—
Home equity	379	5	139	2
Other consumer	—	3	—	—
Commercial business	—	—	—	—
Total	1,475	20	2,881	36

With an allowance recorded:
One-to-four family	3,800	72	3,705	66
Multi-family	117	1	121	2
Commercial real estate	1,061	10	1,177	17
Construction and land	27	2	89	8
Home equity	312	7	370	7
Other consumer	20	—	84	1
Commercial business	288	4	358	5
Total	5,625	96	5,904	106

Total impaired loans:
One-to-four family	4,578	84	5,979	98
Multi-family	117	1	121	2
Commercial real estate	1,379	10	1,645	19
Construction and land	27	2	89	8
Home equity	691	12	509	9
Other consumer	20	3	84	1
Commercial business	288	4	358	5
Total	$7,100	$116	$8,785	$142

Interest income recognized on a cash basis on impaired loans for the three months ended September 30, 2017 and 2016, was $80,000 and $91,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2017	June 30, 2017
	(In thousands)
One-to-four family	$975	$1,042
Commercial real estate	403	426
Construction and land	27	28
Home equity	377	398
Other consumer	12	21

Total nonaccrual loans	$1,794	$1,915

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2017 and June 30, 2017.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$155	$45	$200	$323,475	$323,675
Multi-family	—	—	—	—	58,989	58,989
Commercial real estate	—	—	—	—	194,813	194,813
Construction and land	—	34	19	53	81,932	81,985
Total real estate loans	—	189	64	253	659,209	659,462

Consumer:
Home equity	394	43	—	437	34,622	35,059
Other consumer	83	—	—	83	23,246	23,329
Total consumer loans	477	43	—	520	57,868	58,388

Commercial business loans	—	—	—	—	16,385	16,385

Total loans	$477	$232	$64	$773	$733,462	$734,235

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$206	$—	$206	$328,037	$328,243
Multi-family	—	—	—	—	58,101	58,101
Commercial real estate	—	—	—	—	202,038	202,038
Construction and land	—	34	20	54	71,576	71,630
Total real estate loans	—	240	20	260	659,752	660,012

Consumer:
Home equity	21	294	10	325	35,544	35,869
Other consumer	28	73	—	101	20,942	21,043
Total consumer loans	49	367	10	426	56,486	56,912

Commercial business loans	—	—	—	—	17,073	17,073

Total loans	$49	$607	$30	$686	$733,311	$733,997

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At September 30, 2017 and June 30, 2017, First Federal had $3.3 million and $3.3 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$316,469	$4,340	$959	$1,907	$323,675
Multi-family	56,756	2,117	116	—	58,989
Commercial real estate	182,417	9,611	2,209	576	194,813
Construction and land	74,011	3,460	4,421	93	81,985
Total real estate loans	629,653	19,528	7,705	2,576	659,462

Consumer:
Home equity	34,076	318	33	632	35,059
Other consumer	22,805	306	172	46	23,329
Total consumer loans	56,881	624	205	678	58,388

Commercial business loans	14,004	1,410	971	—	16,385

Total loans	$700,538	$21,562	$8,881	$3,254	$734,235

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$321,596	$3,680	$1,153	$1,814	$328,243
Multi-family	56,103	1,880	118	—	58,101
Commercial real estate	188,956	10,243	2,232	607	202,038
Construction and land	65,175	2,197	4,161	97	71,630
Total real estate loans	631,830	18,000	7,664	2,518	660,012

Consumer:
Home equity	34,913	215	57	684	35,869
Other consumer	20,676	159	173	35	21,043
Total consumer loans	55,589	374	230	719	56,912

Commercial business loans	14,143	1,464	1,451	15	17,073

Total loans	$701,562	$19,838	$9,345	$3,252	$733,997

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$975	$322,700	$323,675
Multi-family	—	58,989	58,989
Commercial real estate	403	194,410	194,813
Construction and land	27	81,958	81,985

Consumer:
Home equity	377	34,682	35,059
Other consumer	12	23,317	23,329

Commercial business	—	16,385	16,385

Total loans	$1,794	$732,441	$734,235

The following table represents the credit risk profile based on payment activity as of June 30, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,042	$327,201	$328,243
Multi-family	—	58,101	58,101
Commercial real estate	426	201,612	202,038
Construction and land	28	71,602	71,630

Consumer:
Home equity	398	35,471	35,869
Other consumer	21	21,022	21,043

Commercial business	—	17,073	17,073

Total loans	$1,915	$732,082	$733,997

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30,	June 30,
	2017	2017
	(In thousands)
Total TDR loans	$5,790	$6,145
Allowance for loan losses related to TDR loans	71	315
Total nonaccrual TDR loans	558	673

There were no newly restructured and renewals or modifications of existing TDR loans during the three months ended September 30, 2017 and 2016.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended September 30, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$87	$—	$87

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended September 30, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$86	$86

No additional funds were committed to be advanced in connection with impaired loans at September 30, 2017.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2017			June 30, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$3,590	$323	$3,913	$3,608	$421	$4,029
Multi-family	116	—	116	118	—	118
Commercial real estate	931	235	1,166	1,145	252	1,397
Home equity	309	—	309	312	—	312
Commercial business	286	—	286	289	—	289

Total TDR loans	$5,232	$558	$5,790	$5,472	$673	$6,145

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2017 and June 30, 2017, was $82.3 million and $68.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	September 30, 2017	Weighted-Average Interest Rate	June 30, 2017
	(Dollars in thousands)
Savings	0.05%	$103,108	0.06%	$98,894
Transaction accounts	0.01%	255,158	0.01%	245,889
Money market accounts	0.31%	261,474	0.31%	267,503
Certificates of deposit and jumbo certificates	1.26%	231,193	1.19%	211,474

		$850,933		$823,760

Weighted-average interest rate		0.45%		0.42%

Maturities of certificates at the dates indicated are as follows:

	September 30, 2017	June 30, 2017
	(In thousands)
Within one year or less	$120,708	$106,448
After one year through two years	69,269	59,137
After two years through three years	22,457	25,767
After three years through four years	11,153	9,569
After four years through five years	7,585	10,498
After five years	21	55

	$231,193	$211,474

Deposits at September 30, 2017 and June 30, 2017, included $51.6 million and $54.5 million, respectively, in public fund deposits. Investment securities with a carrying value of $41.3 million and $41.8 million were pledged as collateral for these deposits at September 30, 2017 and June 30, 2017, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Savings	$14	$10
Transaction accounts	4	4
Insured money market accounts	206	187
Certificates of deposit and jumbo certificates	687	446

	$911	$647

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

The effective tax rates were 24.7% and 33.9% for the three months ended September 30, 2017 and 2016, respectively. The Company's tax rate is reduced from the statutory tax rate in part as a result of permanent tax exclusions of noninterest income from bank-owned life insurance ("BOLI") and tax-exempt interest.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended September 30, 2017 and 2016.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
	(In thousands, except share data)
Numerator:
Net income	$1,773	$651

Denominator:
Basic weighted average common shares outstanding	10,631,508	11,647,106
Dilutive restricted stock grants	70,753	186,399
Diluted weighted average common shares outstanding	10,702,261	11,833,505

Basic earnings per share	$0.17	$0.06

Diluted earnings per share	$0.17	$0.06

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2017 and 2016, there were 913,113 and 964,461 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Restricted stock awards of 2,718 shares were not included in the computation of diluted EPS at September 30, 2017. There were no anti-dilutive shares at September 30, 2016.

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

Compensation expense related to the ESOP for the three months ended September 30, 2017 and 2016 was $210,000 and $195,000, respectively.
Shares held by the ESOP as of the dates indicated are as follows:

	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Allocated shares	121,695	121,695
Committed to be released shares	13,221	—
Unallocated shares	913,113	926,334

Total ESOP shares	1,048,029	1,048,029

Fair value of unallocated shares	$15,614	$14,608

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At September 30, 2017, there were 1,394,050 total shares available for grant under the 2015 EIP, including 84,014 shares available to be granted as restricted stock.

During the three months ended September 30, 2017, 50,000 shares of restricted stock were awarded and no stock options were granted. There were 402,500 shares of restricted stock awarded during the three months ended September 30, 2016. Awarded shares of restricted stock vest over 5 years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended September 30, 2017 and 2016, total compensation expense for the 2015 EIP was $321,000 and $256,000, respectively.

Included in the above compensation expense for the three months ended September 30, 2017 and 2016, was directors' compensation of $98,000 and $92,000, respectively.

The following table provides a summary of changes in non-vested restricted stock awards for the three months ended September 30, 2017:

	For the Three Months Ended
	September 30, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2017	390,000	$12.70
Granted	50,000	16.07
Vested	(62,461)	12.70
Canceled (1)	(15,539)	12.70

Non-vested at September 30, 2017	362,000	13.17

—%	362,000

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended
	September 30, 2016
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	—	$—
Granted	402,500	12.70
Vested	—	—
Forfeited	(12,500)	12.70

Non-vested at September 30, 2016	390,000	12.70

—%	390,000

As of September 30, 2017, there was $4.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.9 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$16,709	$—	$16,709
ABS agency	—	21,819	—	21,819
ABS corporate	—	22,558	—	22,558
Corporate debt	—	19,662	—	19,662
SBA	—	48,101	—	48,101
MBS agency	—	138,082	—	138,082
MBS corporate	—	23,228	—	23,228
	$—	$290,159	$—	$290,159

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$22,223	$—	$22,223
Agency bonds	—	4,926	—	4,926
ABS agency	—	7,648	—	7,648
ABS corporate	—	9,813	—	9,813
SBA	—	14,178	—	14,178
MBS agency	—	143,436	—	143,436
MBS corporate	—	26,369	—	26,369
	$—	$228,593	$—	$228,593

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$7,026	$7,026
Real estate owned and repossessed assets	—	—	86	86

	$—	$—	$7,112	$7,112

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$7,388	$7,388
Real estate owned and repossessed assets	—	—	104	104

	$—	$—	$7,492	$7,492

At September 30, 2017 and June 30, 2017, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$86	Market comparable	Discount to appraisal	0% - 10% (10%)

[1] Discount to appraisal disposition value.

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$104	Market comparable	Discount to appraisal	0% - 10% (5%)

[1] Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$25,009	$25,009	$25,009	$—		$—
Investment securities available for sale	290,159	290,159	—	290,159		—
Investment securities held to maturity	51,012	51,683	—	51,683		—
Loans receivable, net	726,891	723,089	—	—		723,089
FHLB stock	5,729	5,729	—	5,729		—
Accrued interest receivable	3,498	3,498	—	3,498		—
Mortgage servicing rights, net	1,112	1,692	—	—		1,692

Financial liabilities
Demand deposits	$619,740	$619,740	$619,740	$—		$—
Time deposits	231,193	230,731	—	230,731		—
Borrowings	111,657	114,247	—	114,247		—
Accrued interest payable	217	217	—	217	—	—

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$24,292	$24,292	$24,292	$—	$—
Investment securities available for sale	228,593	228,593	—	228,593	—
Investment securities held to maturity	51,872	52,621	—	52,621	—
Loans receivable, net	726,786	723,848	—	—	723,848
FHLB stock	4,368	4,368	—	4,368	—
Accrued interest receivable	3,020	3,020	—	3,020	—
Mortgage servicing rights, net	986	1,600	—	—	1,600

Financial liabilities
Demand deposits	$612,286	$612,286	$612,286	$—	$—
Time deposits	211,474	211,072	—	211,072	—
Borrowings	77,427	80,338	—	80,338	—
Accrued interest payable	208	208	—	208	—

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2017 and June 30, 2017. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

•
results of examinations of us by the Washington State Department of Financial Institutions, Department of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Bank of San Francisco, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in Western Washington State. We have twelve banking locations in Washington State, eight of which are located within Clallam and Jefferson counties, one in Kitsap County, two in Whatcom County, and a home lending center ("HLC") in King County. Our HLC is located in Seattle, Washington and is focused on the origination of loans secured by one- to four-family residential properties, which may be sold into the secondary market or retained in our loan portfolio, subject to management's growth and investment objectives. Our business plan includes the intent to extend our operations further throughout the Puget Sound Region in order to diversify our loan portfolio and increase our net interest margin. The Puget Sound region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Seattle (King County), Tacoma (Pierce County) and Olympia, the state capital (Thurston County).

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

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Assets. Total assets increased $62.6 million, or 5.8%, to $1.2 billion at September 30, 2017, from $1.1 billion at June 30, 2017, primarily due to an increase of $60.7 million, or 21.6%, in investment securities to $341.2 million at September 30, 2017, from $280.5 million at June 30, 2017. The increase in investment securities was part of management's strategic plan to leverage low cost deposits and borrowings to generate additional interest income from investments.

Our total loans, excluding loans held for sale, remained relatively stable, increasing $238,000 to $734.2 million at September 30, 2017 from $734.0 million at June 30, 2017, a result of new loan originations partially offset by normal amortization, prepayment activity, and one- to four-family residential sales and commercial real estate loan participations. One- to four-family residential, commercial real estate, home equity, and commercial business loans decreased $4.6 million, $7.2 million, $810,000, and $688,000, respectively, while multi-family, construction and land, and other consumer loans increased $888,000, $10.4 million, and $2.3 million, respectively, during the quarter.

Construction and land loans increased $10.4 million, or 14.5%, to $82.0 million at September 30, 2017 from $71.6 million at June 30, 2017, as a result of our strategic decision to focus on increasing construction loan origination activity as real estate values and general economic conditions in our market areas continued to improve. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different than the risks of construction lending in our primary market area. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects throughout the State of Washington. There were $50.8 million in undisbursed construction commitments at September 30, 2017, an increase of $18.8 million, or 58.8%, compared to $32.0 million at June 30, 2017. Undisbursed construction commitments at September 30, 2017 included $26.5 million of multi-family residential, $14.8 million of one- to four-family residential, and $9.5 million of commercial real estate construction projects. Commercial real estate construction commitments include $12.0 million of one- to four-family speculative construction projects, of which there was $7.3 million located in King County and $4.5 million located in Thurston County, Washington.

Other consumer loans increased $2.3 million, or 11.0%, to $23.3 million at September 30, 2017 from $21.0 million at June 30, 2017, primarily the result of auto loans originated through our indirect lending program.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2017	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$18,581	$13,849	$—	$32,430
Multi-family residential	—	56,932	—	56,932
Commercial real estate	1,146	17,945	9,720	28,811
Total commitment	$19,727	$88,726	$9,720	$118,173

Construction Funds Disbursed
One- to four-family residential	$11,131	$6,478	$—	$17,609
Multi-family residential	—	30,467	—	30,467
Commercial real estate	701	12,458	6,188	19,347
Total disbursed	$11,832	$49,403	$6,188	$67,423

Undisbursed Commitment
One- to four-family residential	$7,450	$7,371	$—	$14,821
Multi-family residential	—	26,465	—	26,465
Commercial real estate	445	5,487	3,532	9,464
Total undisbursed	$7,895	$39,323	$3,532	$50,750

Land Funds Disbursed
One- to four-family residential	$6,812	$874	$—	$7,686
Commercial real estate	—	6,876	—	6,876
Total disbursed for land	$6,812	$7,750	$—	$14,562

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

June 30, 2017	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,200	$9,794	$—	$26,994
Multi-family residential	—	35,643	—	35,643
Commercial real estate	1,449	14,935	9,646	26,030
Total Commitment	$18,649	$60,372	$9,646	$88,667

Construction Funds Disbursed
One- to four-family residential	$9,744	$3,682	$—	$13,426
Multi-family residential	—	26,105	—	26,105
Commercial real estate	1,068	9,957	6,114	17,139
Total disbursed	$10,812	$39,744	$6,114	$56,670

Undisbursed Commitment
One- to four-family residential	$7,456	$6,112	$—	$13,568
Multi-family residential	—	9,538	—	9,538
Commercial real estate	381	4,978	3,532	8,891
Total undisbursed	$7,837	$20,628	$3,532	$31,997

Land Funds Disbursed
One- to four-family residential	$7,111	$936	$—	$8,047
Commercial real estate	—	6,913	—	6,913
Total disbursed for land	$7,111	$7,849	$—	$14,960

During the three months ended September 30, 2017, the Company originated $73.3 million of loans, of which $21.6 million, or 29.5%, were originated in the North Olympic Peninsula, $51.2 million, or 69.7%, in the Puget Sound region of Washington, and $133,000, or 0.2%, in other areas in Washington. During the same period, we originated $19.4 million of one- to four-family residential loans, of which $5.8 million were sold into the secondary market. We continue to focus on increasing lending activities from our HLC with the objective of retaining in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives while selling off excess production into the secondary market, which we anticipate would allow us to rely less on the purchase of one- to four-family residential loan pools.

Our allowance for loan losses increased $85,000, or 1.0%, to $8.6 million at September 30, 2017, from $8.5 million at June 30, 2017. The allowance for loan losses as a percentage of total loans remained the same at 1.2% of total loans at both September 30, 2017 and June 30, 2017. There was no material change in our allowance for loan losses as a percentage of total loans during the period as our asset quality and balance of total loans has remained relatively stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30, 2017	June 30, 2017
	(In thousands)
Real Estate:
One-to-four family	$323,675	$328,243
Multi-family	58,989	58,101
Commercial real estate	194,813	202,038
Construction and land	81,985	71,630
Total real estate loans	659,462	660,012

Consumer:
Home equity	35,059	35,869
Other consumer	23,329	21,043
Total consumer loans	58,388	56,912

Commercial business loans	16,385	17,073

Total loans	734,235	733,997
Less:
Net deferred loan fees	858	904
Premium on purchased loans, net	(2,122)	(2,216)
Allowance for loan losses	8,608	8,523
Loans receivable, net	$726,891	$726,786

Nonperforming loans decreased $121,000, or 6.3%, to $1.8 million at September 30, 2017, from $1.9 million at June 30, 2017, primarily as a result of a decrease in nonperforming one- to four-family loans of $67,000, commercial real estate loans of $23,000, home equity loans of $21,000, consumer loans of $9,000. Real estate owned and repossessed assets decreased $18,000, or 17.3%, to $86,000 at September 30, 2017 from $104,000 at June 30, 2017. Nonperforming loans to total loans declined to 0.2% at September 30, 2017 from 0.3% at June 30, 2017, and the allowance for loan losses as a percentage of nonperforming loans increased to 479.8% at September 30, 2017 from 445.1% at June 30, 2017.

At September 30, 2017, there were $5.8 million in TDR loans, of which $5.2 million were performing in accordance with their modified payment terms and returned to accrual status. At both September 30, 2017 and June 30, 2017, the balance of classified loans, consisting solely of substandard loans, was $3.3 million.

The following table represents nonperforming assets at the dates indicated.

	September 30, 2017	June 30, 2017
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$975	$1,042
Commercial real estate	403	426
Construction and land	27	28

Total real estate loans	1,405	1,496

Consumer loans:
Home equity	377	398
Other	12	21

Total consumer loans	389	419

Total nonperforming loans	1,794	1,915

Real estate owned:
One- to four-family	86	86

Total real estate owned	86	86

Repossessed assets	—	18

Total nonperforming assets	$1,880	$2,019

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%

During the three months ended September 30, 2017, total investment securities increased $60.7 million, or 21.6%, to $341.2 million at September 30, 2017, from $280.5 million at June 30, 2017, primarily due to purchases, prepayments, and amortization. Our management made a strategic decision during the quarter ended September 30, 2017 to leverage our capital using a combination of cash received from our growth in customer deposits and additional borrowings from the Federal Home Loan Bank ("FHLB") to purchase various liquid investment securities to generate additional net interest income. The majority of investments purchased during the quarter have variable rates, generally resetting quarterly based on a specified index and margin, and are expected to closely match changes in short-term borrowing rates. The average repricing term of our investment securities portfolio was estimated at 3.5 years as of September 30, 2017, as compared to 4.1 years as of June 30, 2017. We anticipate the variable rate securities purchased as part of this strategy will help to mitigate our interest rate risk and manage price volatility in our investment portfolio. While we expect the results of this strategy will be accretive to earnings and help us to leverage a portion of the capital we hold in excess of well-capitalized levels at this time, we continue to focus on growing our loan portfolio and improving our earning asset mix over the long term.

At September 30, 2017, U.S. government agency issued mortgage-backed securities ("MBS agency") still comprised the largest portion of our investment portfolio at 51.2%, and totaled $197.9 million at September 30, 2017, a decrease during the quarter of $9.2 million, or 4.4%, from $207.1 million at June 30, 2017. Other investment securities were $143.3 million at September 30, 2017, an increase of $70.0 million, or 95.4%, from $73.4 million at June 30, 2017. The increase in investment securities included the purchase of U.S. Agency Mortgage-Backed Securities ("MBS Agency") of $7.5 million, Small Business Administration ("SBA") securities of $31.1 million, corporate issued asset-backed securities ("ABS Corporate") of $12.5 million, corporate issued debt securities ("Corporate Debt") of $19.4 million, and Asset Backed Agency Securities ("ABS Agency") of $14.0 million, partially offset by the sales of MBS Agency securities of $6.7 million, U.S. Government Agency Securities ("US Agency") of $5.1 million and municipal bonds of $4.7 million. As of September 30, 2017, the investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.3 years compared to 4.7 years as of June 30, 2017, based on the interest rate environment at those times. The investment portfolio contains 84.1% of amortizing securities at September 30, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income as part of our leveraging strategy and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $62.4 million, or 6.9%, to $972.4 million at September 30, 2017, from $910.0 million at June 30, 2017, primarily the result of an increase in FHLB borrowings and customer deposits. FHLB borrowings increased $34.3 million, or 44.3%, to $111.7 million at September 30, 2017, from $77.4 million at June 30, 2017, as we utilized FHLB short-term Fed Funds borrowings during the quarter in order to manage our cash flow needs and partially fund the purchase of investment securities. FHLB short-term Fed Funds borrowings increased to $51.7 million at September 30, 2017 from $17.4 million at June 30, 2017, while long-term FHLB advances remained at $60.0 million at both September 30, 2017 and June 30, 2017. Customer deposits increased $27.2 million, or 3.3%, to $850.9 million at September 30, 2017, from $823.8 million at June 30, 2017, the result of an increase of $9.3 million, or 3.8%, in transaction accounts, $19.7 million, or 9.3%, in certificates of deposit, and $4.2 million, or 4.3%, in savings accounts, partially offset by a decrease of $6.0 million, or 2.3%, in money market accounts. Deposit account increases were primarily the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations.

Equity. Total shareholders' equity increased $207,000 to $177.9 million at September 30, 2017, from $177.7 million at June 30, 2017, mainly the result of net income of $1.8 million, partially offset by decreases in additional paid-in capital of $883,000 as a result of share repurchases during the quarter.

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

General. Net income increased $1.1 million, or 172.4%, to $1.8 million for the three months ended September 30, 2017 compared to $651,000 for the three months ended September 30, 2016, primarily as a result of an increase in net interest income of $1.1 million coupled with a $350,000 decline in the provision for loan losses, partially offset by an increase in noninterest expense of $391,000.

Net Interest Income. Net interest income increased $1.1 million to $8.5 million for the three months ended September 30, 2017, from $7.4 million for the three months ended September 30, 2016, primarily the result of an increase in interest income related to an increase in the average volume of loans receivable.

The net interest margin increased 14 basis points to 3.20% for the three months ended September 30, 2017, from 3.06% for the same period in 2016. The net interest margin increased due primarily to an increase in the average balance of total loans receivable earning higher yields than investment alternatives, coupled with an increase in the average yield on investment and mortgage-backed securities. Of the $1.1 million increase in net interest income during the three months ended September 30, 2017 compared to the same period in 2016, $669,000 was the result of an increase in volume and $443,000 was attributable to changes in rates. Loans receivable was the primary contributor to the increase in net interest income with a $1.0 million increase due to volume and $160,000 increase due to rate. The yield on average interest-earning assets increased 23 basis points to 3.79% for the three months ended September 30, 2017, compared to 3.56% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable. The cost of average interest-bearing liabilities increased 11 basis points to 0.79% for the three months ended September 30, 2017, compared to 0.68% for the same period in the prior year, due primarily to an increase in deposit costs to 0.52% for the three months ended September 30, 2017 compared to 0.41% for the same period in 2016.

Interest Income. Total interest income increased $1.5 million, or 17.6%, to $10.0 million for the three months ended September 30, 2017 from $8.5 million for the comparable period in 2016. Interest income on loans increased $1.2 million, or 18.0%, during the three months ended September 30, 2017, primarily reflecting an increase in the average balance of loans receivable to $727.9 million for the three months ended September 30, 2017 from $629.3 million for the three months ended September 30, 2016, combined with a higher average yield of 4.36% for the three months ended September 30, 2017 from 4.27% for the three months ended September 30, 2016.

Interest income on investment securities increased $116,000 to $765,000 for the three months ended September 30, 2017 compared to $649,000 for the three months ended September 30, 2016, primarily the result of an increase in the average balance of $13.6 million, or 14.2%, to $109.4 million for the three months ended September 30, 2017 compared to $95.8 million for the three months ended September 30, 2016. The average yield on investment securities for the three months ended September 30, 2017 increased nine basis points mainly due to increased rates paid on adjustable-rate securities coupled with higher average yields on recent securities purchased as compared to the same period in 2016.

Interest income on mortgage backed securities increased $156,000 to $1.3 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016, and the average yield increased to 2.49% for the three months ended September 30, 2017 compared to 2.08% for the same period in 2016, as securities purchased have produced higher yields than those previously held in portfolio and there has been an increase in rates paid on adjustable-rate securities.

 The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2017		2016
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$727,879	4.36%	$629,261	4.27%	$1,209
Investment securities	109,420	2.80	95,778	2.71	116
Mortgage-backed securities	205,941	2.49	215,991	2.08	156
FHLB stock	5,324	2.70	3,891	3.60	1
Interest-bearing deposits in banks	10,104	1.35	15,148	0.34	21
Total interest-earning assets	$1,058,668	3.79	$960,069	3.56	$1,503

Interest Expense. Total interest expense increased $391,000, or 32.9%, to $1.6 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016, primarily due to increases in FHLB advances and the average balance and cost of deposits. The rates paid on certificates of deposit increased as the result of targeted promotional efforts in new and existing market areas.

The average balance of interest-bearing deposits increased $66.6 million, or 10.6%, to $698.4 million for the three months ended September 30, 2017 from $631.8 million for the three months ended September 30, 2016, primarily the result of an increase in the average balance of, and interest paid on, certificates of deposit. The average balance of certificates of deposit increased $59.4 million to $223.3 million for the three months ended September 30, 2017 from $163.8 million for the three months ended September 30, 2016, and the average cost increased 14 bps to 1.23% for the three months ended September 30, 2017 as compared to 1.09% for the same period in 2016. Comparing those same periods, the average balance of money market accounts decreased $4.2 million, while the average balances of both transaction and savings accounts increased $5.3 million and $6.2 million, respectively. Increases in the average cost and balances of deposits were primarily the result of pricing promotions and the development of consumer and commercial customer relationships as we continue to focus on increasing our customer deposit base in new and existing markets.

Borrowing costs increased $127,000 to $669,000 for the three months ended September 30, 2017 from $542,000 for the comparable period in 2016 due to a $33.6 million increase in the average balance of FHLB borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2017		2016		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$100,718	0.06%	$94,493	0.04%	$4
Transaction accounts	111,675	0.01	106,412	0.02	—
Money market accounts	262,779	0.31	267,027	0.28	19
Certificates of deposit	223,253	1.23	163,819	1.09	241
Borrowings	101,476	2.64	67,921	3.19	127
Total interest-bearing liabilities	$799,901	0.79	$699,672	0.68	$391

Provision for Loan Losses. There were no provision for loan losses for the three months ended September 30, 2017 compared to $350,000 for the three months ended September 30, 2016, as loan balances remained relatively stable during the most recent quarter and credit quality continued to improve. In comparison, the provision for loan losses during the same period in 2016 was primarily due to the growth in total loans. Management considers the allowance for loan losses at September 30, 2017 to be adequate to cover probable losses inherent in the loan portfolio. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment or information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net charge-offs	$85	$93
Allowance for loan losses	8,608	7,682
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.2%
Total nonaccruing loans	1,794	2,865
Allowance for loan losses as a percentage of nonaccrual loans at end of period	479.8%	268.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.4%
Total loans	$734,235	$670,175

Noninterest Income. Noninterest income increased $254,000, or 17.6%, to $1.7 million for the three months ended September 30, 2017, from $1.4 million for the three months ended September 30, 2016, due to an increase in the net gain on sale of investment securities of $136,000, an increase in the gain on sale of loans of $108,000, and an increase in mortgage servicing fees, net of amortization of $51,000, partially offset by decreases in other income of $29,000 and the cash surrender value of BOLI of $12,000. The gain on sale of investment securities during the most recent quarter was the result of the sale of certain investment securities at gains used to offset securities sold at losses as we repositioned the portfolio as part of our leverage strategy. The increase in gain on sale of loans was the result of one- to four-family residential loans originated and sold during the most recent quarter.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$913	$913	$—	—%
Mortgage servicing fees, net of amortization	114	63	51	81.0
Net gain on sale of loans	377	269	108	40.1
Net gain on sale of investment securities	136	—	136	100.0
Increase in cash surrender value of bank-owned life insurance	158	170	(12)	(7.1)
Other income	—	29	(29)	(100.0)
Total noninterest income	$1,698	$1,444	$254	17.6%

Noninterest Expense. Noninterest expense increased $347,000, or 4.7%, to $7.8 million for the three months ended September 30, 2017, compared to $7.5 million for the same period in 2016, primarily as a result of an increase in compensation and benefits expense of $306,000. Compensation and benefits expense increased as a result of additional expenses related to stock awards, adding staff to manage the growth of our operations, providing for annual merit increases, and rewarding our staff and management for performance through incentive programs and sales commissions. In addition, occupancy and equipment expenses increased due to our branch and HLC expansion and growth as well as increased general operating expenses as we updated and improved our technology and infrastructure in support of prudent and sustainable growth. Data processing costs decreased and professional fees increased as we continued to use external consultants and services to assist with certain matters related to our business.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,466	$4,160	$306	7.4%
Real estate owned and repossessed assets expense (income), net	8	39	(31)	(79.5)
Data processing	604	764	(160)	(20.9)
Occupancy and equipment	1,022	897	125	13.9
Supplies, postage, and telephone	211	150	61	40.7
Regulatory assessments and state taxes	128	134	(6)	(4.5)
Advertising	142	129	13	10.1
Professional fees	466	357	109	30.5
FDIC insurance premium	69	119	(50)	(42.0)
Other	691	711	(20)	(2.8)
Total	$7,807	$7,460	$347	4.7%

Provision for Income Tax. An income tax expense of $581,000 was recorded for the three months ended September 30, 2017 compared to $334,000 for the three months ended September 30, 2016, generally due to an increase in income before taxes of $1.4 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented are the weighted average yields on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2017 and 2016. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30, 2017	Three Months Ended September 30,
		2017			2016
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.35%	$727,879	$7,928	4.36%	$629,261	$6,719	4.27%
Investment securities	2.29	109,420	765	2.80	95,778	649	2.71
Mortgage-backed securities	2.66	205,941	1,280	2.49	215,991	1,124	2.08
FHLB dividends	2.50	5,324	36	2.70	3,891	35	3.60
Interest-bearing deposits in banks	0.99	10,104	34	1.35	15,148	13	0.34
Total interest-earning assets (2)	3.72	1,058,668	10,043	3.79	960,069	8,540	3.56

Interest-bearing liabilities:
Savings accounts	0.05	$100,718	$14	0.06	$94,493	10	0.04
Transaction accounts	0.01	111,675	4	0.01	106,412	4	0.02
Money market accounts	0.31	262,779	206	0.31	267,027	187	0.28
Certificates of deposit	1.26	223,253	687	1.23	163,819	446	1.09
Total deposits	0.45	698,425	911	0.52	631,751	647	0.41
Borrowings	2.57	101,476	669	2.64	67,921	542	3.19
Total interest-bearing liabilities	0.70	799,901	1,580	0.79	699,672	1,189	0.68

Net interest income			$8,463			$7,351
Net interest rate spread	3.02			3.00			2.88
Net earning assets		$258,767			$260,397
Net interest margin (3)				3.20			3.06
Average interest-earning assets to average interest-bearing liabilities		132.3%			137.2%

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

	Three Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,049	$160	$1,209
Investments	39	233	272
FHLB stock	13	(12)	1
Other(1)	(4)	25	21
Total interest-earning assets	$1,097	$406	$1,503

Interest-bearing liabilities:
Savings accounts	$1	$3	$4
Interest-bearing transaction accounts	1	(1)	—
Money market accounts	(3)	22	19
Certificates of deposit	162	79	241
Borrowings	267	(140)	127
Total interest-bearing liabilities	$428	$(37)	$391

Net change in interest income	$669	$443	$1,112

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2017 and the year ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on the financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2017, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$120,708	$91,726	$18,738	$21	$231,193
FHLB advances	51,657	40,000	20,000		111,657
Operating leases	310	510	428	1,695	2,943
Borrower taxes and insurance	1,964	—	—	—	1,964
Deferred compensation	91	74	29	431	625
Total contractual obligations	$174,730	$132,310	$39,195	$2,147	$348,382

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2017:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$110	$—	$—	$—	$110
Adjustable-rate	25	—	—	—	25
Unfunded commitments under lines of credit or existing loans	31,884	12,363	3,849	42,608	90,704
Standby letters of credit	124	59	—	—	183
Total commitments	$32,143	$12,422	$3,849	$42,608	$91,022

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $25.0 million. Securities classified as available-for-sale provide additional sources of liquidity and had a market value of $290.2 million at September 30, 2017. In addition, at September 30, 2017, we had FHLB stock of $5.7 million and have pledged collateral to support borrowings from the FHLB of $111.7 million. We have also established a borrowing arrangement with the Federal Reserve Bank of San Francisco; however, since no collateral has been pledged as of September 30, 2017, we are currently unable to borrow funds under that borrowing arrangement.

At September 30, 2017, we had $135,000 in loan commitments outstanding and an additional $90.9 million in undisbursed loans and standby letters of credit, including $50.8 million in undisbursed construction loan commitments.

Certificates of deposit due within one year of September 30, 2017 totaled $120.7 million, or 52.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods at historically low interest rates. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, which is presently comprised of 12 banking locations, including our HLC, located throughout our market area, and the general cash flows from our existing lending and investment activities, will afford us sufficient long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At September 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $24.0 million.

Capital Resources
At September 30, 2017, shareholders' equity totaled $177.9 million, or 15.5% of total assets. Our book value per share of common stock was $15.03 at September 30, 2017, compared to $14.93 at June 30, 2017. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At September 30, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at September 30, 2017.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$141,724	12.8%	$44,169	4.0%	$55,211	5.0%
Consolidated company	178,602	15.8	45,199	4.0	56,498	5.0
Common equity tier I (to risk-weighted assets)
Bank only	141,724	18.8	33,907	4.5	48,976	6.5
Consolidated company	178,602	23.6	34,058	4.5	49,195	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	141,724	18.8	45,209	6.0	60,278	8.0
Consolidated company	178,602	23.6	45,411	6.0	60,548	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	150,552	20.0	60,278	8.0	75,348	10.0
Consolidated company	187,430	24.8	60,548	8.0	75,685	10.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2017 - July 31, 2017	—	$—	—	235,556
August 1, 2017 - August 31, 2017	54,700	15.87	54,700	180,856
September 1, 2017 - September 30, 2017	42,200	15.72	42,200	1,166,659
Total	96,900	$15.81	96,900

On September 27, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 1,300,756 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 30, 2016. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. The Company repurchased 1,162,100 shares, or approximately 8.9%, of its common stock through this repurchase program which ended on September 27, 2017.

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate of the Company (1)
10.1	Form of Employee Severance Compensation Plan (1)
10.2	Form of Employment Agreement with Laurence J. Hueth, Regina M. Wood, Christopher A. Donohue, Kelly A. Liske and Jeffrey S. Davis (2)
10.3	First Federal Fiscal Year 2016 Cash Incentive Plan (3)
10.4	Form of Participation Agreement under the First Federal Fiscal Year 2016 Cash Incentive Plan (3)
10.5	First Northwest Bancorp 2015 Equity Incentive Plan (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

___________________

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-185101) and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Report on Form 8-K filed August 3, 2015 (File No. 001-36741) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Report on Form 8-K filed August 27, 2015 (File No. 001-36741) and incorporated herein by reference.

(4)	Filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on September 25, 2015 (File No. 001-36741) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 8, 2017	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2017	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements