Form 10-KT
period 2017-12-31
First Northwest Bancorp
filed 2018-03-12
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

[x]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2017 to December 31, 2017

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

At March 2, 2018, the registrant had 11,709,407 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of December 31, 2017, was $185,390,495. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market area;

•	a decrease in the secondary market demand for loans that we originate for sale;

•	management's assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to control operating costs and expenses;

•	whether our management team can implement our operational strategy including but not limited to our loan growth;

•
our ability to successfully integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our success in opening new branches and home lending centers;

•	staffing needs and associated expenses in response to product demand or the implementation of corporate strategies;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	our ability to retain key members of our senior management team;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth in compliance with regulatory requirements;

•
results of examinations of us by the Washington State Department of Financial Institutions, Department of Banks, the Federal Deposit Insurance Corporation, Federal Reserve Bank of San Francisco, or other regulatory authorities, which could result in restrictions that may adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•
changes in accounting policies and practices, as may be adopted by the financial institutions regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

•	costs and effects of litigation, including settlements and judgments;

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

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

At December 31, 2017, we had total assets of $1.2 billion, net loans of $779.1 million, total deposits of $885.0 million, and total shareholders' equity of $177.0 million. The Company's business activities are generally limited to passive investment activities and oversight of its investment in First Federal. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

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

First Federal is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. Our thirteen banking locations include ten full-service banking offices, two banking locations primarily serving our customers through the use of Interactive Teller Machines ("ITM"), and a Home Lending Center ("HLC"), which is focused on the origination of loans secured by one- to four-family residential properties. On January 8, 2018, we opened our newest full-service branch on Bainbridge Island, Washington in Kitsap County.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit as well as automobile loans. Over the last five years we have significantly increased the origination of higher-yielding commercial real estate, multi-family real estate, and construction loans. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funds for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

On July 25, 2017, the Board of Directors of First Northwest amended, in accordance with the Company’s Bylaws, the Company’s fiscal year to begin on January 1 and end on December 31 of each year. As a result of the change, this Transition Report on Form 10-K includes information for the six-month transition period from July 1, 2017 to December 31, 2017. Subsequent filings on Form 10-K will cover the fiscal year from January 1 to December 31. Prior periods have remained unchanged.

Market Area

We operate out of thirteen banking locations throughout western Washington. We have two banking locations, primarily serviced by an ITM, and five branch offices in Clallam County. We also have one branch office in Jefferson County, two branch offices in Kitsap County, two branch offices in Whatcom County, and our HLC is located in Seattle, in King County.

Clallam County has a population of approximately 74,750 and estimated median family income of $47,253 according to the latest information available from the U.S. Census Bureau. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula

College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 7.0% at December 31, 2017, compared to 6.3% at June 30, 2017. The State of Washington average was 4.5%, and the national average was 4.1% at December 31, 2017. The average sales price of a residential home in Clallam County was $299,553 for the quarter ended December 31, 2017, a 2.7% increase compared to the quarter ended June 30, 2017, according to Paragon Olympic Listing Service. Residential sales volume decreased 8.8% for the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, and inventory levels at December 31, 2017 were projected to be three months according to Paragon.

Jefferson County has a population of approximately 31,139 and estimated median family income of $49,279 according to the latest information available from the U.S. Census Bureau. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 6.2% at December 31, 2017, compared to 5.5% at June 30, 2017. The average sales price of a residential home in Jefferson County was $375,660 for the quarter ended December 31, 2017, less than a 1.0% decrease when compared to the quarter ended June 30, 2017, according to Northwest Multiple Listing Service (NMLS). Residential sales volume increased 7.2% for the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, and inventory levels at December 31, 2017 were projected to be three months according to NMLS.

Kitsap County has a population of approximately 264,811 and estimated median family income of $62,941 according to the latest information available from the U.S. Census Bureau. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 5.0% at December 31, 2017, compared to 4.7% at June 30, 2017. The average sales price of a residential home in Kitsap County was $389,573 for the quarter ended December 31, 2017, a less than 1.0% decrease when compared to the quarter ended June 30, 2017, according to NMLS. Residential sales volume decreased 2.9% for the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, and inventory levels at December 31, 2017 were projected to be one month according to NMLS.

Whatcom County has a population of approximately 216,800 and estimated median family income of $53,145 according to the latest information available from the U.S. Census Bureau. The economic base of Whatcom County is largely supported by health care, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 5.0% at December 31, 2017, compared to 4.9% at June 30, 2017. The average sales price of a residential home in Whatcom County was $366,480 for the quarter ended December 31, 2017, a 5.4% increase compared to the quarter ended June 30, 2017, according to NMLS. Residential sales volume decreased 12.1% for the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, and inventory levels at December 31, 2017 were projected to be two months according to NMLS.

King County has a population of approximately 2.1 million and estimated median family income of $75,302, according to the latest information available from the U.S. Census Bureau. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.6% at December 31, 2017, compared to 3.7% at June 30, 2017. The average sales price of a residential home in King County was $685,185 for the quarter ended December 31, 2017, a 1.1% increase compared to the quarter ended June 30, 2017, according to NMLS. Residential sales volume decreased 13.5% for the quarter ended December 31, 2017 as compared to the quarter ended June 30, 2017, and inventory levels at December 31, 2017 were projected to be one month according to NMLS.

Our business plan includes the intent to extend our operations throughout the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 4.3 million, or 58.1% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban area along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, clean technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Corporation and Microsoft, two major industry leaders. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile, the region's workforce is generally highly educated. Washington's geographic proximity to the Pacific Rim along with a deep water port has made it a center for international trade, which contributes significantly to the regional economy. The Washington ports make Washington the fourth largest exporting state in the nation, and the top five trading partners with Washington include China, Mexico, Canada, Japan and Korea. Tourism has also developed into a major industry for the area, due to the scenic beauty, temperate climate, and easy accessibility. Maritime industry employment, supported by the trade and fishing industries, is also an important employment sector.

For a discussion regarding the competition in our primary market area, see “Competition.”

Lending Activities

General. First Federal’s principal lending activities are concentrated in real estate secured loans with first lien one- to four-family mortgage, commercial, and multi-family loans. First Federal also makes construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans and home-equity loans and lines of credit.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31		June 30,
	2017		2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Real estate:
One- to four-family	$355,391	45.2%	$328,243	44.7%	$308,471	49.3%	$256,696	52.0%	$241,910	48.0%	$247,772	54.2%
Multi-family	73,767	9.4	58,101	7.9	46,125	7.4	33,086	6.6	45,100	8.9	27,928	6.1
Commercial real estate	202,956	25.8	202,038	27.5	161,182	25.7	125,623	25.4	128,028	25.4	93,056	20.3
Construction and land	71,145	9.0	71,630	9.8	50,351	8.0	19,127	3.9	20,497	4.1	15,493	3.4
Total real estate loans	703,259	89.4	660,012	89.9	566,129	90.4	434,532	87.9	435,535	86.4	384,249	84.0

Consumer:
Home equity	38,473	4.9	35,869	4.9	33,909	5.4	36,387	7.4	40,064	8.0	42,497	9.3
Other consumer	28,106	3.6	21,043	2.9	9,023	1.5	8,198	1.7	10,697	2.1	13,029	2.8
Total consumer loans	66,579	8.5	56,912	7.8	42,932	6.9	44,585	9.1	50,761	10.1	55,526	12.1

Commercial business loans	16,303	2.1	17,073	2.3	16,924	2.7	14,764	3.0	17,532	3.5	17,746	3.9

Total loans	786,141	100.0%	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%

Less:
Net deferred loan fees	724		904		1,182		840		862		622
Premium on purchased loans, net	(2,454)		(2,216)		(2,280)		(1,957)		(1,290)		(428)
Allowance for loan losses	8,760		8,523		7,239		7,111		8,072		7,974
Total loans, net	$779,111		$726,786		$619,844		$487,887		$496,184		$449,353

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31		June 30,
	2017		2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:			(Dollars in thousands)
Real estate:
One- to four-family	$219,511	27.9%	$215,706	29.4%	$198,984	31.8%	$182,299	36.8%	$172,801	34.3%	$187,870	41.1%
Multi-family	19,786	2.5	1,370	0.2	9,596	1.5	7,979	1.6	2,281	0.5	2,291	0.5
Commercial real estate	58,656	7.5	38,423	5.2	46,082	7.4	36,880	7.5	46,199	9.2	43,226	9.4
Construction and land	23,791	3.0	21,582	2.9	17,399	2.7	14,132	2.9	12,575	2.5	14,153	3.1
Total real estate loans	321,744	40.9	277,081	37.7	272,061	43.4	241,290	48.8	233,856	46.5	247,540	54.1
Consumer:
Home equity	14,586	1.8	12,582	1.7	8,845	1.4	8,741	1.8	10,085	2.0	10,367	2.3
Other consumer	27,303	3.5	20,170	2.7	7,991	1.3	6,986	1.4	9,247	1.7	11,345	2.4
Total consumer loans	41,889	5.3	32,752	4.4	16,836	2.7	15,727	3.2	19,332	3.7	21,712	4.7
Commercial business loans	6,066	0.8	5,688	0.8	6,607	1.1	5,900	1.2	8,547	1.7	13,112	2.9
Total fixed-rate loans	369,699	47.0	315,521	42.9	295,504	47.2	262,917	53.2	261,735	51.9	282,364	61.7

Adjustable-rate loans:
Real estate:
One- to four-family	135,880	17.3	112,537	15.4	109,487	17.5	74,397	15.1	69,109	13.7	59,902	13.1
Multi-family	53,981	6.9	56,731	7.7	36,529	5.8	25,107	5.1	42,819	8.5	25,637	5.6
Commercial real estate	144,300	18.4	163,615	22.3	115,100	18.4	88,743	18.0	81,829	16.2	49,830	10.9
Construction and land	47,354	6.0	50,048	6.8	32,952	5.3	4,995	1.0	7,922	1.6	1,340	0.3
Total real estate loans	381,515	48.6	382,931	52.2	294,068	47.0	193,242	39.2	201,679	40.0	136,709	29.9
Consumer:
Home equity	23,887	3.0	23,287	3.2	25,064	4.0	27,646	5.6	29,979	6.0	32,130	7.0
Other consumer	803	0.1	873	0.1	1,032	0.2	1,212	0.2	1,450	0.3	1,684	0.4
Total consumer loans	24,690	3.1	24,160	3.3	26,096	4.2	28,858	5.8	31,429	6.3	33,814	7.4
Commercial business loans	10,237	1.3	11,385	1.6	10,317	1.6	8,864	1.8	8,985	1.8	4,634	1.0
Total adjustable-rate loans	416,442	53.0	418,476	57.1	330,481	52.8	230,964	46.8	242,093	48.1	175,157	38.3

Total loans	786,141	100.0%	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%	457,521	100.0%
Less:
Net deferred loan fees	724		904		1,182		840		862		622
Premium on purchased loans, net	(2,454)		(2,216)		(2,280)		(1,957)		(1,290)		(428)
Allowance for loan losses	8,760		8,523		7,239		7,111		8,072		7,974
Total loans, net	$779,111		$726,786		$619,844		$487,887		$496,184		$449,353

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2017. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2018 that have fixed interest rates is $356.1 million, while the total amount of loans due after such date that have adjustable interest rates is $384.9 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$41	4.91%	$271	5.98%	$1,048	4.12%	$27,456	3.48%	$326,575	3.94%	$355,391	3.90%
Multi-family	2,234	4.25	7	4.69	20,556	3.94	38,395	4.09	12,575	4.77	73,767	4.17
Commercial real estate	6,702	5.52	20,769	4.71	32,179	4.43	141,317	4.19	1,989	3.86	202,956	4.32
Construction and land	30,474	5.35	737	6.22	2,524	6.38	27,673	5.03	9,737	4.48	71,145	5.15
Consumer:
Home equity	410	5.76	2,634	5.21	5,606	5.48	3,853	6.02	25,970	4.42	38,473	4.80
Other consumer	1,321	9.01	2,058	5.71	11,876	4.16	11,850	5.12	1,001	8.03	28,106	5.02

Commercial business loans	3,994	5.79	1,746	4.72	3,152	4.58	7,054	4.11	357	5.75	16,303	4.71

Total loans	$45,176		$28,222		$76,941		$257,598		$378,204		$786,141
_______________
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans
The following table shows at December 31, 2017 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:	(Dollars in thousands)
One- to four-family	$170,565	48.0%	$137,623	38.7%	$4,834	1.4%	$313,022	88.1%	$42,369	11.9%	$355,391	45.2%
Multi-family	3,710	5.0	66,166	89.7	3,891	5.3	73,767	100.0	—	—	73,767	9.4
Commercial real estate	48,754	24.0	142,239	70.1	11,963	5.9	202,956	100.0	—	—	202,956	25.8
Construction and land	10,731	15.1	50,603	71.1	9,811	13.8	71,145	100.0	—	—	71,145	9.0
Total real estate loans	233,760	33.3	396,631	56.4	30,499	4.3	660,890	94.0	42,369	6.0	703,259	89.4

Consumer loans:
Home equity	33,186	86.2	5,252	13.7	35	0.1	38,473	100.0	—	—	38,473	4.9
Other consumer	15,943	56.7	10,191	36.3	590	2.1	26,724	95.1	1,382	4.9	28,106	3.6
Total consumer loans	49,129	73.8	15,443	23.2	625	0.9	65,197	97.9	1,382	2.1	66,579	8.5

Commercial business loans	7,898	48.4	8,048	49.4	—	—	15,946	97.8	357	2.2	16,303	2.1

Total loans	$290,787	37.0%	$420,122	53.4%	$31,124	4.0%	$742,033	94.4%	$44,108	5.6%	$786,141	100.0%
____________
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

One- to Four-Family Real Estate Lending. At December 31, 2017, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $355.4 million, or 45.2%, of our total loan portfolio, including $42.4 million, or 11.9%, of loans secured by properties outside the state of Washington, primarily in the states of California and Ohio. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Federal, adjustable rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. We do not offer adjustable-rate mortgages with deep discount teaser rates. At December 31, 2017, the average interest rate on our adjustable-rate mortgage loans was approximately 23.1% under the fully indexed rate. As of December 31, 2017, we had $135.9 million, or 17.3%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

The underwriting process considers a variety of factors including credit history, debt to income ratios, property type, loan to value ratio, and occupancy. For loans with over 80% loan to value ratios, we typically require private mortgage insurance, which reduces our exposure to loss in the event of a loan default. Credit risk is also mitigated by obtaining title insurance, hazard insurance, and flood insurance. Residential mortgage loans which require appraisals are appraised by independent fee appraisers.

In connection with rules and regulations issued by the Consumer Financial Protection Bureau ("CFPB"), defining qualified mortgage loans based on the borrower’s ability to repay the loan, we believe that generally all of our mortgage loans originated meet this standard.

First Federal does not actively engage in subprime mortgage lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime mortgage loans.

Commercial and Multi-Family Real Estate Lending. At December 31, 2017, $203.0 million, or 25.8%, and $73.8 million, or 9.4%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2017, we have identified $45.8 million of our commercial real estate portfolio as owner-occupied commercial real estate and $230.9 million is secured by income producing, or non-owner-occupied, commercial real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in Washington State.

These loans are generally priced at a higher rate of interest than one- to four-family residential loans, to compensate for the greater risk associated with higher loan balances and the complexity of underwriting and monitoring. Repayment on loans secured by commercial or multi-family properties is dependent on successful management by the property owner to create sufficient net operating income to meet debt service requirements. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, which provides us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2017, we had $144.3 million in adjustable-rate commercial real estate loans and $54.0 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years. These loans generally have maturity dates between 3 and 10 years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, London Interbank Offered Rate ("LIBOR"), The Wall Street Journal prime rate, or other acceptable index. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.15% at December 31, 2017. Of all of the adjustable-rate commercial loans, 47.9% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 9.03% at December 31, 2017.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of the appraiser opinion of market value. The minimum debt to income service ratio is 1.20x for non-owner-occupied and owner-occupied properties. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list.

We require most of our commercial and multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property, as well as personal financial statements of borrowers and guarantors. These properties may also be subject to annual inspections to support that the appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $1.0 million are reviewed at least annually. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it does provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31, 2017		June 30,
	2017		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Non-owner occupied
Multi-family	$72,137	15.5%	$58,101	22.3%	$46,125	22.3%	$33,086	20.9%
Retail	42,798	8.6	50,398	19.4	42,637	20.6	38,604	24.3
Hospitality	23,741	6.1	29,455	11.3	19,293	9.3	19,837	12.5
Self-storage	17,007	2.3	17,343	6.7	15,086	7.3	6,504	4.1
Warehouse	6,433	4.0	16,301	6.3	12,940	6.2	—	—
Mixed use	11,205	3.5	11,000	4.2	—	—	—	—
Health care	9,581	11.0	9,001	3.5	13,837	6.7	11,568	7.3
Office building	30,344	1.4	7,386	2.8	12,510	6.0	1,568	1.0
Manufacturing	3,857	1.0	3,900	1.5	—	—	25	—
Vehicle dealership	2,658	4.0	—	—	1,689	0.8	—	—
Other non-owner occupied	11,178	26.1	11,178	4.3	7,391	3.6	6,512	4.1

Total non-owner occupied	230,939	83.5	214,063	82.3	171,508	82.8	117,704	74.2

Owner occupied
Health care	11,892	4.3	12,105	4.7	7,925	3.8	13,236	8.3
Office building	9,726	3.5	9,906	3.8	2,271	1.1	2,616	1.6
Vehicle dealership	8,096	2.9	6,241	2.4	9,424	4.5	—	—
Retail	2,957	1.1	3,499	1.3	2,396	1.2	3,922	2.5
Manufacturing	2,983	1.1	3,037	1.2	3,387	1.6	1,219	0.8
Mixed use	1,797	0.6	1,597	0.6	1,041	0.5	—	—
Hospitality	1,077	0.4	1,093	0.4	—	—	—	—
Warehouse	1,687	0.6	842	0.3	178	0.1	482	0.3
Other owner-occupied	5,569	2.0	7,756	3.0	9,177	4.4	19,530	12.3

Total owner occupied	45,784	16.5	46,076	17.7	35,799	17.2	41,005	25.8

Summary by type
Multi-family	72,137	26.1	58,101	22.3	46,125	22.3	33,086	20.9
Retail	45,755	16.6	53,897	20.7	45,033	21.8	42,526	26.8
Hospitality	24,818	9.0	30,548	11.7	19,293	9.3	19,837	12.5
Health care	21,473	7.8	21,106	8.2	21,762	10.5	24,804	15.6
Self-storage	17,007	6.1	17,343	6.7	15,086	7.3	6,504	4.1
Office building	40,070	14.5	17,292	6.6	14,781	7.1	4,184	2.6
Warehouse	8,120	2.9	17,143	6.6	13,118	6.3	482	0.3
Mixed use	13,002	4.6	12,597	4.8	1,041	0.5	—	—
Manufacturing	6,840	2.5	6,937	2.7	3,387	1.6	1,244	0.8
Vehicle dealership	10,754	3.9	6,241	2.4	11,113	5.3	—	—
Other non-owner occupied	11,178	4.0	11,178	4.3	7,391	3.6	6,512	4.1
Other owner-occupied	5,569	2.0	7,756	3.0	9,177	4.4	19,530	12.3

Total multi-family and commercial real estate	$276,723	100.0%	$260,139	100.0%	$207,307	100.0%	$158,709	100.0%

If we foreclose on a multi-family or commercial real estate loan, the marketing and liquidation period can be a lengthy process with substantial holding costs. Vacancies, deferred maintenance, repairs and market stigma can result in real or perceived losses for the time it takes to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The average outstanding loan size in our commercial real estate portfolio, including multi-family loans, was $1.1 million as of December 31, 2017. We generally target individual commercial and multi-family real estate loans between $1.0 million and $5.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships at December 31, 2017 consisted of an $18.0 million relationship secured primarily by two multi-family projects in King County, a $12.5 million relationship secured by multi-family residential in Snohomish County, and an $11.2 million relationship primarily secured by a hotel in King County.

Construction and Land Lending. Our construction and land loans decreased $485,000, or 0.7%, to $71.1 million, or 9.0% of the total loan portfolio at December 31, 2017 compared to $71.6 million at June 30, 2017. At December 31, 2017, the undisbursed portion of construction loans in process totaled $59.4 million compared to $32.0 million at June 30, 2017.

First Federal offers an “all-in-one” residential custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office/warehouse, hotel, and office buildings. Underwriting criteria on these loans include, but are not limited to, minimum debt service coverage requirements of 1.20 or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria.

Construction loan applications generally require architectural and working plans, a material specifications list, detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for “work in place” based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress and “work in place.” Our construction administrator reviews all construction projects, inspection reports and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

Custom and speculative construction valuations are based on the assumption that the project will be built in accordance with plans and specifications submitted to us at the time of the loan application. The appraiser takes into consideration the proposed design and market appeal of the improvements, based on current market conditions and demand for homes, although the improvements may not be completed for six to twelve months or longer, depending on the complexity of the plans and specifications and market conditions.

Land acquisition, development and construction loans are available to local contractors and developers for the purpose of holding and/or developing residential building sites and homes when market conditions warrant such activity. Land acquisition loans are secured by a first lien on the property and are generally limited to 65% of the acquisition price or the appraised value, whichever is less. Development land loans are generally limited to 75% of the discounted appraised value based on the projected lot sale absorption rate and associated carry and liquidation costs of the developed lots and homes. Underwriting criteria for acquisition and development loans include evidence of preliminary plat approval, compliance with state and Federal environmental protection and disclosure laws, engineering plans, detailed cost breakdowns and marketing plans. These loans have been limited to projects within the North Olympic Peninsula and Puget Sound region. Other risk management tools include title insurance, feasibility and market absorption reports.

The success of land acquisition, development and construction lending is dependent upon successful completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, the rates of interest paid, and other factors, actual results may vary and can have a significant adverse impact on the value and marketability of the collateral.

At December 31, 2017, the average construction commitment for single family residential construction was $395,000, for multi-family construction was $3.4 million and for commercial real estate construction was $1.1 million. The largest construction commitments for multi-family and commercial real estate were $7.9 million and $3.0 million, respectively, at December 31, 2017.

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

Because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project.

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

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,	June 30,
	2017	2017	2016	2015	2014
		(In thousands)

One- to four-family residential	$9,560	$13,426	$4,512	$3,438	$2,385
Multi-family residential	22,256	26,105	12,301	3,358	4,363
Commercial real estate	22,748	17,139	18,846	400	1,474
Land	16,581	14,960	14,692	11,931	12,275
Total construction and land	$71,145	$71,630	$50,351	$19,127	$20,497

Our construction and land loans are geographically disbursed throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects, with construction loan proceeds disbursed periodically as construction progresses and as inspections by our approved third party vendor are warranted.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2017	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$11,570	$14,824	$—	$26,394
Multi-family residential	—	61,939	—	61,939
Commercial real estate	975	14,837	9,811	25,623
Total commitment	$12,545	$91,600	$9,811	$113,956

Construction Funds Disbursed
One- to four-family residential	$3,711	$5,849	$—	$9,560
Multi-family residential	—	22,256	—	22,256
Commercial real estate	594	12,343	9,811	22,748
Total disbursed	$4,305	$40,448	$9,811	$54,564

Undisbursed Commitment
One- to four-family residential	$7,859	$8,975	$—	$16,834
Multi-family residential	—	39,683	—	39,683
Commercial real estate	381	2,494	—	2,875
Total undisbursed	$8,240	$51,152	$—	$59,392

Land Funds Disbursed
One- to four-family residential	$6,606	$1,242	$—	$7,848
Commercial real estate	—	8,733	—	8,733
Total disbursed for land	$6,606	$9,975	$—	$16,581

June 30, 2017	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,200	$9,794	$—	$26,994
Multi-family residential	—	35,643	—	35,643
Commercial real estate	1,449	14,935	9,646	26,030
Total commitment	$18,649	$60,372	$9,646	$88,667

Construction Funds Disbursed
One- to four-family residential	$9,744	$3,682	$—	$13,426
Multi-family residential	—	26,105	—	26,105
Commercial real estate	1,068	9,957	6,114	17,139
Total disbursed	$10,812	$39,744	$6,114	$56,670

Undisbursed Commitment
One- to four-family residential	$7,456	$6,112	$—	$13,568
Multi-family residential	—	9,538	—	9,538
Commercial real estate	381	4,978	3,532	8,891
Total undisbursed	$7,837	$20,628	$3,532	$31,997

Land Funds Disbursed
One- to four-family residential	$7,111	$936	$—	$8,047
Commercial real estate	—	6,913	—	6,913
Total disbursed for land	$7,111	$7,849	$—	$14,960

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles, and personal lines of credit. At December 31, 2017, home equity loans and lines of credit totaled $38.5 million, or 4.9% of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed-rate, fully-amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from 5 to 20 years. We also offer a home equity line of credit product, which has a 5 year, interest-only term with the remaining balance at the end of the term amortized over a period of 15 years, up to a maximum of $250,000 if in first lien position. Home equity fixed and line of credit products in second lien positions have a maximum loan amount of $75,000. We also offer, to borrowers who qualify, a five-year home equity line of credit with a discounted initial fixed interest rate for the first year with the interest rate adjusting annually thereafter based on a margin over the prime rate; payments are interest-only for the first year. The balance and rate are fixed after five years and the principal amortized over the remaining fifteen year period of the loan. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not have private mortgage insurance coverage.

We offer several options for vehicle purchase or refinance with a maximum term of up to 84 months depending on the age and condition of the vehicle. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risk involved. Direct and indirect lending sources are used to originate auto loans.

Indirect auto loans are originated with auto dealerships located throughout our market areas through a third party service provider that also facilitates a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. As of December 31, 2017, we worked with 29 auto dealerships within our market areas, which provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities. At December 31, 2017, auto loans totaled $24.3 million, of which $20.0 million were originated through dealer programs. Indirect auto customers receive a fixed rate loan in an amount and at an interest rate that is based on their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Loan may be made up to the full sales price of the vehicle plus "Additional Vehicle Costs" such as sales tax, dealer preparation fees, license fees and title fees, service and warranty contracts, and "GAP" insurance coverage obtained in connection with the vehicle. Accordingly, the amount financed by us may exceed the manufacturer's suggested retail price of the financed vehicle and the Additional Vehicle Costs. In the case of used vehicles, the amount financed may exceed the vehicle's value as assigned by the Kelly Blue Book, our primary reference source of used cars and the Additional Vehicle Costs. In January 2017, a "final LTV" was implemented, limiting the loan to value ratio to 100% of the full sales price plus Additional Vehicle Costs. The loan term averages 70 months, which is comparable to national auto industry data.

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

Consumer loans represent additional risks because of the mobility and rapidly depreciating nature of consumer assets in contrast to real estate based collateral. If a borrower defaults, repossession and liquidation of the collateral may not provide sufficient proceeds to satisfy the outstanding loan balance. Other factors that may account for potential loan losses on consumer loans include deferred maintenance and damages. While subsequent legal actions and judgments against borrowers in default may be appropriate, such collection efforts and costs may not always be warranted and are evaluated on a case by case basis. Consumer loan collections are dependent on the borrower’s continuing financial stability and federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Commercial Business Lending. As of December 31, 2017, commercial business loans totaled $16.3 million, or 2.1%, of our loan portfolio. These loans include lines of credit, term loans, and letters of credit used for general business purposes, including seasonal and permanent working capital, equipment financing, and general investments. In general, these loans are typically secured by business assets and loan terms vary from one to seven years with floating rates indexed to LIBOR, The Wall Street Journal prime rate or other indices.

Commercial business loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small-to-medium sized, privately-held companies with local or regional businesses that operate in our market area. Our commercial business lending policy includes an analysis of the borrower’s financial condition, past, present and future cash flows, as well as the collateral pledged as security. We generally obtain personal guarantees on our commercial business loans.

Our commercial business loans are originated based on the global cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Most often, this collateral consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third party payments can affect the amount of losses we incur in the event of default.

Loan Origination and Underwriting. Our loans are obtained from a variety of sources, including existing or walk-in customers, business development, referrals, and advertising, among others. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are originated by our relationship managers ("RMs") and underwritten centrally with formalized credit presentations submitted for approval to the appropriate individuals and committee(s) with lending authority designated by the Board of Directors.

Lending Authority. Through its current policy, the Board of Directors delegates lending authority to the Bank’s management and staff, to the Senior Loan Committee ("SLC") and to the Board of Directors' Loan and Asset Quality Committee ("BLC"). Overdrafts and small business express loans require one signature. The Chief Credit Officer ("CCO") has the authority to approve overdrafts up to $100,000, and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans which are commercial business loans of $50,000 or less, are approved by the CCO or designated personnel and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount, and has the authority to approve most modifications and extensions of credit in any amount, for terms of less than one year.

Mortgage loans require at least two signatures with cumulative approval authority up to the loan amount requested. Underwriters have approval authority of $424,100. The Consumer and Mortgage Manager and CCO have approval authority of $1.0 million. Mortgage loans over $2.0 million are approved by the SLC, and loans $6.0 million and over are approved by the BLC.
Commercial loans require at least two signatures with cumulative approval authority up to the loan amount requested. The CCO has approval authority of $1.0 million, and other personnel have approval authority ranging from $250,000 to $500,000. Commercial loan relationships over $2.5 million are approved by the SLC, and loans over $6.0 million are approved by the BLC. The SLC has the authority to exceed the $6.0 million limitation when approving a new loan as part of an existing commercial relationship, not to exceed $750,000.
Consumer loans require at least two signatures with cumulative approval authority up to the loan amount requested. The Consumer and Mortgage Manager has approval authority for consumer loans of $250,000 and certain named individuals have authority ranging from $35,000 to $50,000. Additionally, we have assigned authority to approve indirect auto loans meeting our underwriting and pricing criteria to our third party service provider. Indirect auto loan reports are reviewed daily for adherence to our policies.
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

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $30.4 million at December 31, 2017. First Federal, however, restricts its loans to one borrower to no more than $18.0 million unless specifically approved by the BLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2017.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$17,986	2	Multi-family Construction
12,500	1	Multi-family Residential
11,233	4	Commercial Real Estate
11,032	3	Commercial Real Estate
9,500	1	Commercial Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the six months ended December 31, 2017 and the years ended June 30, 2017 and June 30, 2016, our total originations were $174.4 million, $221.9 million and $217.0 million, respectively.

During the six months ended December 31, 2017 and the years ended June 30, 2017 and June 30, 2016 we purchased $43.9 million, $44.0 million and $59.2 million of loans, respectively. Loan pools purchased in the past three years consisted primarily of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. We have also participated with other lenders on commercial real estate loans located in Washington, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship of the loan and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

The North Olympic Peninsula region, which represents a substantial concentration of depositors and borrowers, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, we originate and purchase loans outside of these areas in the counties surrounding the Puget Sound and elsewhere, and we may purchase loans with different credit and underwriting criteria than those we originate organically

We sell residential first mortgage loans in the secondary market, and we currently service all loans sold. The majority of residential mortgages we originate are fixed-rate, which we may sell to the secondary market to manage our interest rate risk. During the six months ended December 31, 2017 and the years ended June 30, 2017 and June 30, 2016 we sold $17.4 million, $23.3 million and $7.8 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is primarily with Freddie Mac, and we receive a servicing fee on loans sold when the servicing is retained by us. Loans in general are sold on a non-recourse basis, whenever possible, subject to a provision for repurchase upon breach of representation, warranty or covenant.

At December 31, 2017, we were servicing $186.1 million of loans for others. We earned mortgage servicing income of $228,000, $464,000, and $502,000 for the six months ended December 31, 2017 and years ended June 30, 2017 and June 30, 2016, respectively, and mortgage servicing rights for these loans had a fair value at December 31, 2017, of $1.7 million. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

During fiscal 2008, we sold loans with “life of the loan” recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $5.6 million at December 31, 2017. There were no loans repurchased during the six months ended December 31, 2017, one loan was repurchased during the year ended June 30, 2017 for $100,000, and two loans were repurchased during the year ended June 30, 2016 for $151,000.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk or generate income through gain on sale or servicing fees. The participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documents, etc. The participant's transactional involvement is typically limited to only that provided by the Bank as “agent” in the transaction, and the participation interest is sold without recourse. We maintain greater than 50 percent ownership interest in the loan and retain the servicing of loans we participate with others in order to maintain our direct relationship with the borrower and better manage our credit risk. In 2016, we sold $1.5 million in commercial real estate loan participations, and no commercial loan participations were sold during the six months ended December 31, 2017.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sales of residential and commercial real estate loans was $499,000, $757,000 and $234,000 for the six months ended December 31, 2017 and years ended June 30, 2017 and June 30, 2016, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Six Months Ended December 31,	Year Ended June 30,
	2017	2017	2016	2015
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$30,531	$66,376	$50,229	$56,694
Multi-family	13,427	—	—	—
Commercial real estate	22,944	138	16,713	—
Construction and land	45,997	18,394	11,997	8,204
Home equity	3,707	6,297	2,193	798
Other consumer	8,265	16,192	4,133	1,609
Commercial business	1,220	1,623	3,413	1,148
Total fixed-rate	126,091	109,020	88,678	68,453
Adjustable-rate:
One- to four-family	5,778	4,075	1,095	3,276
Multi-family	5,038	23,797	13,882	—
Commercial real estate	10,916	43,939	54,139	20,151
Construction and land	17,543	30,325	49,818	8,461
Home equity	5,151	6,464	4,987	1,931
Other consumer	2	11	23	9
Commercial business	3,913	4,244	4,399	2,675
Total adjustable-rate	48,341	112,855	128,343	36,503
Total loans originated	174,432	221,875	217,021	104,956

Purchases by type:
One- to four-family	27,963	30,345	55,143	26,078
Multi-family	1,011	10,782	74	21
Commercial real estate	13,603	—	—	—
Multi-family construction	—	2,848	3,986	—
Auto	1,283	—	—	0
Total loans purchased	43,860	43,975	59,203	26,099
Sales and Repayments:
One- to four-family loans sold	17,399	23,251	7,763	22,540
Commercial real estate loans sold	—	10,402	1,500	—
Total loans sold	17,399	33,653	9,263	22,540
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	141,537	124,185	134,857	118,462
Total reductions	158,936	157,838	144,120	141,002
Net loan activity	$59,356	$108,012	$132,104	$(9,947)
Loan Origination and Other Fees. Loan origination fees paid by the borrower generally represent a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment. We had $724,000, $904,000 and $1.2 million of net deferred loan fees at December 31, 2017, June 30, 2017 and June 30, 2016, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

Asset Quality

Management of asset quality includes loan performance monitoring and reporting as well as utilization of both internal and independent third party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of origination through final repayment, all loans are assigned a risk rating based on pre-determined criteria. The risk rating is monitored annually for most loans, and may change during the life of the loan as appropriate.

Loan reviews vary by loan type and complexity of the loan. Some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature, such as consumer loans and loans secured by residential real estate. Homogeneous loans may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan.

First lien residential mortgage loan payments have a 15-day grace period following the due date, after which time we institute collection procedures. Attempts to contact the borrower continue until the 90th day, after which time if we have not been able to reach a mutually satisfactory arrangement for curing the default, we will pursue all permissible remedies according to the terms of the security instruments and applicable law. In the event of an unsecured loan, we will either seek legal action against the borrower or refer the loan to an outside collection agency.

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2017.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	—	$—	—%	3	$231	0.1%	3	$231	0.1%
Construction and land	—	—	—	1	19	—	1	19	—
Total real estate loans	—	—	—	4	250	0.1	4	250	0.1

Consumer loans:
Home equity	2	78	0.2	—	—	—	2	78	0.2
Other	1	30	0.1	1	—	—	2	30	0.1
Total consumer loans	3	108	0.3	1	—	—	4	108	0.3
Total loans	3	$108	0.3%	5	$250	0.1%	8	$358	0.4%

We had no delinquent loans, other than nonperforming and impaired loans, at December 31, 2017, June 30, 2017, and June 30, 2016.

Nonperforming Assets. Nonperforming assets include all nonperforming loans as well as real estate owned and repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans. Nonperforming assets as a percent of total assets was 0.1% at December 31, 2017, compared to 0.2% and 0.3% at June 30, 2017 and June 30, 2016, respectively. At each of the dates indicated in the table below, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,	June 30,
	2017	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$681	$1,042	$2,413	$4,232	$3,543	$5,643
Commercial real estate	378	426	474	147	1,913	2,823
Construction and land	52	28	91	159	127	236
Total real estate loans	1,111	1,496	2,978	4,538	5,583	8,702
Consumer loans:
Home equity	365	398	167	181	340	1,062
Other	59	21	112	164	41	100
Total consumer loans	424	419	279	345	381	1,162
Total nonaccruing loans	1,535	1,915	3,257	4,883	5,964	9,864

Real estate owned:
One- to four-family	—	86	—	493	524	1,920
Commercial real estate	—	—	—	1,368	—	195
Construction and land	—	—	22	—	220	119
Total real estate owned	—	86	22	1,861	744	2,234

Repossessed automobiles and recreational vehicles	23	18	59	53	66	31

Total nonperforming assets	$1,558	$2,019	$3,338	$6,797	$6,774	$12,129

TDR loans:
One- to four-family	$3,341	$4,029	$4,285	$4,923	$5,939	$6,318
Multi-family	115	118	122	629	728	280
Commercial real estate	910	1,397	1,314	1,363	4,456	4,701
Total real estate loans	4,366	5,544	5,721	6,915	11,123	11,299

Home equity	270	312	464	428	615	740
Other consumer	—	—	—	—	—	2
Commercial business	283	289	360	403	426	308
Total restructured loans	$4,919	$6,145	$6,545	$7,746	$12,164	$12,349

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%	0.5%	1.0%	1.2%	2.2%
Nonperforming TDR loans included in total nonaccruing loans and total restructured loans above	$393	$673	$944	$2,070	$3,536	$5,263

For the six months ended December 31, 2017 and years ended June 30, 2017 and 2016, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $277,000, $261,000 and $306,000, respectively. The amount that was included in interest income on a cash basis on nonaccruing loans was $12,000, $13,000 and $75,000 for the six months ended December 31, 2017 and years ended June 30, 2017 and 2016, respectively.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2017 there were 60 loans totaling $12.5 million that continue to accrue interest but for which management has elevated concerns about the ability of these borrowers to comply with their loan repayment terms that may result in disclosure of such loans as nonperforming in the future. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of collection efforts is classified as real estate owned. These properties are recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed property, including automobiles, are also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2017, First Federal had no properties in real estate owned and one auto in repossessed personal property owned with a book value of $23,000. Real estate owned properties are listed with a real estate broker for sale, included in the multiple listing service, and actively marketed.

Restructured Loans. According to Generally Accepted Accounting Principles ("GAAP"), we are required to account for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower under more favorable terms and conditions than we would grant to an ordinary bank customer under the normal course of business.

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

As of December 31, 2017, we had 39 loans with an aggregate principal balance of $4.9 million that were identified as TDR loans, of which $4.5 million were performing in accordance with their revised payment terms and on accrual status. As of December 31, 2017, there were $393,000 of TDR loans on nonaccrual and whose accrual status continues to be evaluated by management. Included in the allowance for loan losses at December 31, 2017 was a reserve of $182,000 related to TDR loans. Nonaccruing TDR loans are classified as substandard, and accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets as substandard, doubtful or loss. An asset is considered substandard when material conditions are identified which raise issues about the financial capacity, collateral or other conditions which may compromise the borrower’s ability to satisfactorily perform under the terms of the loan. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make near term collection or liquidation highly questionable and improbable. Assets classified as loss are those considered uncollectible or of no material value. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified by us as either watch or special mention assets.

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

General reserve loan loss allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances on impaired loans, have not been specifically allocated to particular problem assets. When an institution identifies a problem asset as an unavoidable and imminent loss, it is required to partially or fully charge-off such assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the DFI and the FDIC, who can order specific charge-offs or the establishment of additional loan loss allowances.

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. On the basis of our review, as of December 31, 2017, June 30, 2017 and June 30, 2016, we had classified loans of $6.7 million, $3.3 million, and $4.6 million, respectively. We had no other classified assets at these dates. In addition, at December 31, 2017 we had $7.3 million of special mention loans. At December 31, 2017, classified assets represented 3.8% of equity capital and 0.5% of assets. The increase in classified assets during the six months ended December 31, 2017 was mainly attributable to a commercial real estate and business loan relationship for $2.7 million that was downgraded to substandard.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,	June 30,
	2017	2017	2016	2015
		(In thousands)
Real estate loans:
One-to-four family	$1,404	$1,814	$3,163	$5,953
Multi-family	—	—	—	629
Commercial real estate	3,848	607	558	1,457
Construction and land	83	97	162	237
Total real estate loans	5,335	2,518	3,883	8,276

Consumer loans:
Home equity	555	684	538	831
Other consumer	112	35	118	286
Total consumer loans	667	719	656	1,117

Commercial business loans	648	15	30	458

Total loans	$6,650	$3,252	$4,569	$9,851

The following table shows at December 31, 2017, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,234	0.7%	$170	0.1%	$1,404	0.4%	$—	—%	$1,404	0.4%
Commercial real estate	545	1.1	3,303	2.3	3,848	1.9	—	—	3,848	1.9
Construction and land	83	0.8	—	—	83	0.1	—	—	83	0.1
Total real estate loans	1,862	0.8	3,473	0.9	5,335	0.8	—	—	5,335	0.8

Consumer loans:
Home equity	218	0.7	337	6.4	555	1.4	—	—	555	1.4
Other consumer	19	0.1	93	0.9	112	0.4	—	—	112	0.4
Total consumer loans	237	0.5	430	2.8	667	1.0	—	—	667	1.0

Commercial business loans	—	—	648	8.1	648	4.0	—	—	648	4.0

Total loans	$2,099	0.7%	$4,551	1.1%	$6,650	0.8%	$—	—%	$6,650	0.8%

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

Allowance for Loan Losses. The allowance for loan losses was $8.8 million, or 1.1% of total loans, at December 31, 2017, compared to $8.5 million, or 1.2%, at June 30, 2017. Management recognizes that loan losses may occur over the life of a loan and the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the total loan portfolio. Monthly, our chief credit officer prepares a report of the allowance for loan losses and establishes the provision for credit losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. This allowance for loan losses report is reviewed monthly by management.

Quantitative analysis is necessary to calculate accounting estimates for loan loss reserves, and we also recognize that qualitative factors such as economic, market, industry and political changes can adversely affect loan quality. These qualitative factors are updated and approved by management on a quarterly basis. Each quarter, a report on the allowance for loan losses, including the application and discussion of quantitative and qualitative factors established during the quarter, is reviewed by the Board of Director's loan/asset quality committee and presented for approval to the full Board. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of actual loan charge-offs, net of recoveries, and improvements in asset quality.

    Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The formula for the general loan loss reserve allowance is determined by applying an estimated quantified loss percentage, as well as qualitative factors, to various groups of loans. First Federal uses a three year loss history including loss percentages based on various historical measures such as the amount and type of classified loans, past due ratios, loss experience, and economic conditions, which could affect the collectability of the respective loan types. Qualitative factors and adjustments to the loan loss reserve calculations are largely subjective but also include objective variables such as unemployment rates, falling or rising real estate values, real estate and retail sales, demographics and other known material economic indicators. A general allowance is then established, based upon the analysis of the above conditions, to recognize the inherent risk associated with the entire loan portfolio. A specific allowance is established when management believes the borrower’s financial and/or collateral condition has materially deteriorated to a point of impairment and loss is highly probable for that specific loan.

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2017, we had impaired loans of $6.1 million, compared to $7.4 million at June 30, 2017.

In determining specific reserves for those loans evaluated for impairment on an individual basis, management utilizes the valuation shown in the most recent appraisal of the collateral and may make adjustments to that valuation as additional information becomes available. Generally, appraisals or evaluations are updated subsequent to the time of origination, whenever management identifies a loan as impaired or potentially being impaired. Events which may trigger an updated appraisal or evaluation include, but are not limited to, borrower delinquency, material technical defaults, annual review of borrower’s financial condition, property tax and/or assessment delinquency, deferred maintenance or other information known or discovered by us.

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

Management believes that our allowance for loan losses as of December 31, 2017 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,		June 30,
	2017		2017		2016		2015		2014		2013
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
			(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,061	45.2%	$3,071	44.7%	$2,992	49.3%	$3,143	52.0%	$3,408	48.1%	$3,667	54.2%
Multi-family	648	9.4	511	7.9	341	7.4	251	6.7	475	8.9	230	6.1
Commercial real estate	1,847	25.8	1,735	27.5	1,268	25.7	998	25.4	1,491	25.4	1,321	20.3
Construction and land	648	9.0	683	9.8	599	8.0	336	3.8	397	4.1	297	3.4
Home equity	787	4.9	818	4.9	833	5.4	1,052	7.4	1,289	7.9	1,562	9.3
Other consumer	712	3.6	523	2.9	310	1.5	321	1.7	389	2.1	453	2.8
Commercial business	265	2.1	1,168	2.3	335	2.7	251	3.0	388	3.5	223	3.9
Unallocated	792	—	14	—	561	—	759	—	235	—	221	—
Total	$8,760	100.0%	$8,523	100.0%	$7,239	100.0%	$7,111	100.0%	$8,072	100.0%	$7,974	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Six Months Ended	Years Ended June 30,
	December 31, 2017	2017	2016	2015	2014	2013
		(Dollars in thousands)
Allowance at beginning of period	$8,523	$7,239	$7,111	$8,072	$7,974	$7,390
Charge-offs:
One- to four-family	—	—	(75)	(430)	(662)	(548)
Commercial real estate	—	—	(18)	—	(125)	—
Construction and land	—	—	(17)	(49)	(35)	(222)
Home equity	(47)	(81)	(77)	(325)	(434)	(463)
Other consumer	(159)	(252)	(172)	(178)	(181)	(169)
Commercial business	—	(5)	(7)	(177)	(10)	—
Total charge-offs	(206)	(338)	(366)	(1,159)	(1,447)	(1,402)

Recoveries:
One- to four-family	102	113	64	84	92	180
Commercial real estate	—	—		—	—	269
Construction and land	1	2	33	17	2	—
Home equity	22	156	63	48	86	27
Other consumer	117	89	59	46	42	106
Commercial business	1	2	42	3	16	28
Total recoveries	243	362	261	198	238	610

Net recoveries (charge-offs)	37	24	(105)	(961)	(1,209)	(792)
Provision for loan losses	200	1,260	233	—	1,307	1,376
Balance at end of period	$8,760	$8,523	$7,239	$7,111	$8,072	$7,974

Net recoveries as a percentage of average loans outstanding	—%	—%	—%	0.2%	0.3%	0.2%

Net recoveries (charge-offs) as a percentage of average nonperforming assets	4.42%	0.9%	(2.3)%	(14.0)%	(13.0)%	(6.2)%

Allowance as a percentage of nonperforming loans	570.7%	445.1%	222.3%	145.6%	135.3%	80.8%

Allowance as a percentage of total loans	1.1%	1.2%	1.2%	1.4%	1.6%	1.7%

Average loans receivable, net	$731,949	$682,957	$536,706	$491,497	$474,222	$423,294

Average total loans	739,263	$689,704	$542,855	$498,227	$482,276	$432,431

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

Our chief financial officer has the responsibility for the management of our investment portfolio. Various factors are considered when making investment decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of deposit inflows, and the anticipated demand for funds from deposit withdrawals and loan originations and purchases.

The general objective of our investment portfolio is to provide liquidity, maintain earnings, and manage risk, including credit, reinvestment, liquidity and interest rate risk.

Securities. Total investment securities increased $59.9 million, or 21.4%, to $340.4 million at December 31, 2017, from $280.5 million at June 30, 2017. Management made a strategic decision during the six months ended December 31, 2017 to leverage capital by purchasing investment securities using a combination of cash received from the growth in customer deposits and additional borrowings from the Federal Home Loan Bank of Des Moines ("FHLB") in order to generate additional net interest income. At December 31, 2017, U.S. government agency issued mortgage-backed securities ("MBS agency") still comprised the largest portion of our investment portfolio at 53.0%, followed by U.S. Small Business Administration securities ("SBA") at 14.0%, municipal bonds at 8.0%, corporate issued asset-backed securities ("ABS corporate") at 6.7%, U.S. government agency issued asset-backed securities ("ABS agency") at 6.4%, corporate issued mortgage-backed securities ("MBS corporate") at 6.0% and corporate issued debt securities ("Corporate Debt") at 5.8%. SBA corporate securities comprised the largest change in the investment portfolio, increasing $33.1 million during the six months ended December 31, 2017, followed by an increase in corporate debt of $19.9 million, ABS agency of $14.1 million, and ABS corporate of $13.0 million, partially offset by a decrease in municipal bonds of $8.9 million, MBS corporate of $5.8 million, and U.S. Treasury and government agency issued bonds ("Agency Bonds") of $4.9 million. The increase in the balance and change in the mix of the investment portfolio was part of our leverage strategy and repositioned the portfolio by increasing adjustable rate securities with a shorter average time to reset. The estimated average time for rates to reset on our investment portfolio was 3.5 years at December 31, 2017 as compared to 4.1 years at June 30, 2017. The estimated average life of the total investment securities portfolio was 5.3 years at December 31, 2017 and 4.7 years at June 30, 2017.

The issuers of MBS agency securities held in our portfolio, which include Fannie Mae, Freddie Mac, and Government National Mortgage Association ("Ginnie Mae"), and certain issuers of agency bonds held in our portfolio, which include the U.S. Treasury, FHLB, and Fannie Mae, as well as the U.S. Small Business Administration, guarantee the timely principal and interest payments in the event of default. ABS agency bonds held in our portfolio also include securities issued by Sallie Mae Student Loan Trust and CIT Education Loan Trust, which are backed by student loans in a subordinate tranche, and Wachovia Student Loan Trust in a non-subordinated tranche, where payment is not guaranteed by the issuer. The underlying student loans are reinsured by the U.S. Department of Education, which mitigates a significant portion of their risk of loss. Municipal bonds consist of a mix of taxable and non-taxable, revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. The state of the issuers of our municipal bonds, in which we hold more than 10% of our municipal bond portfolio at December 31, 2017, included New York at 26.0%, Florida at 24.0%, Washington at 20.1%, and Texas at 17.9%. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

ABS and MBS corporate securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our MBS corporate securities consist of fixed and variable rate mortgages issued by various corporations, and our ABS corporate securities consist of a mix of variable rate collateralized loan obligations in managed funds, which we believe have sufficient subordination to mitigate the risk of loss on these investments, and certain debt securities issued by Citigroup and Goldman Sachs. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our corporate securities are considered investment grade.

As a member of the FHLB, we had an average balance of $5.6 million in stock of the FHLB for the six months ended December 31, 2017. We received $81,000, $126,000, and $104,000 in dividends from the FHLB during the six months ended December 31, 2017 and the years ended June 30, 2017 and June 30, 2016, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2017, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,		June 30,
	2017		2017		2016		2015
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$13,058	$13,434	$21,540	$22,223	$21,609	$23,179	$17,387	$17,274
U.S. Treasury and government agency issued bonds (Agency bonds)	—	—	5,050	4,926	15,036	15,048	23,948	23,774
U.S. government agency issued asset-backed securities (ABS agency)	21,972	21,770	7,883	7,648	8,751	7,935	9,647	9,201
Corporate issued asset-backed securities (ABS corporate)	22,823	22,768	9,921	9,813	29,690	29,381	29,634	29,634
Corporate issued debt securities (Corporate debt)	19,835	19,908	—	—	—	—	—	—
U.S. Small Business Administration securities (SBA)	47,325	47,274	14,195	14,178	9,335	9,501	33,955	34,328
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	146,532	144,542	144,380	143,436	139,449	141,649	175,239	176,877
Corporate issued mortgage-backed securities (MBS corporate)	20,721	20,546	26,324	26,369	41,164	41,164	8,147	7,952
Total available for sale	292,266	290,242	229,293	228,593	265,034	267,857	297,957	299,040

Securities held to maturity:
Municipal bonds	13,963	14,119	14,120	14,426	14,425	15,058	15,149	15,553
SBA	399	395	443	442	497	498	875	877
Mortgage-backed:
MBS agency	35,764	35,752	37,309	37,753	41,116	43,372	45,500	46,080
Total held to maturity	50,126	50,266	51,872	52,621	56,038	58,928	61,524	62,510

FHLB stock	7,023	7,023	4,368	4,368	4,403	4,403	4,807	4,807

Total securities	$349,415	$347,531	$285,533	$285,582	$325,475	$331,188	$364,288	$366,357

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2017 and June 30, 2017, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2017
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,388	2.28%	$3,011	4.25%	$5,659	2.91%	$13,058	3.01%	$13,434
Agency bonds	—	—	—	—	—	—	—	—	—	—	—
ABS agency	—	—	—	—	—	—	21,972	2.36	21,972	2.36	21,770
ABS corporate	—	—	—	—	—	—	22,823	3.91	22,823	3.91	22,768
Corporate debt	—	—	—	—	19,835	3.56	—	—	19,835	3.56	19,908
SBA	—	—	—	—	6,636	2.30	40,689	2.28	47,325	2.28	47,274
Mortgage-backed:
MBS agency	—	—	7,363	2.27	13,337	2.11	125,832	2.42	146,532	2.38	144,542
MBS corporate	—	—	—	—	—	—	20,721	3.90	20,721	3.90	20,546
Total available for sale	—	—	11,751	—	42,819	—	237,696	3.90	292,266	2.70	290,242

Securities held to maturity:
Municipal bonds	—	—	—	—	9,092	2.24	4,871	2.75	13,963	2.42	14,119
SBA	—	—	—	—	399	1.75	—	—	399	1.75	395
Mortgage-backed:
MBS agency	—	—	1,957	2.01	2,835	1.70	30,972	3.30	35,764	3.11	35,752
Total held to maturity	—	—	1,957	2.01	12,326	2.10	35,843	3.23	50,126	2.90	50,266

Total securities	$—	—	$13,708	2.24%	$55,145	2.77%	$273,539	2.75%	$342,392	2.73%	$340,508

	June 30, 2017
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,390	2.28%	$4,788	3.83%	$12,362	2.98%	$21,540	3.02%	$22,223
Agency bonds	—	—	2,500	1.25	2,550	1.95	—	—	5,050	1.60	4,926
ABS agency	—	—	—	—	—	—	7,883	2.50	7,883	2.50	7,648
ABS corporate	—	—	—	—	9,921	3.26	—	—	9,921	3.26	9,813
SBA	—	—	—	—	4,783	2.29	9,412	2.37	14,195	2.35	14,178
Mortgage-backed:									—
MBS agency	—	—	—	—	19,009	2.12	125,371	2.30	144,380	2.28	143,436
MBS corporate	—	—	—	—	—	—	26,324	4.04	26,324	4.04	26,369
Total available for sale	—	—	6,890	1.91	41,051	2.60	181,352	2.61	229,293	2.59	228,593

Securities held to maturity:
Municipal bonds	—	—	—	—	9,194	2.24	4,926	2.75	14,120	2.42	14,426
SBA	—	—	—	—	443	2.22	—	—	443	2.22	442
Mortgage-backed:									—
MBS agency	—	—	2,518	2.02	3,260	1.68	31,531	3.28	37,309	3.05	37,753
Total held to maturity	—	—	2,518	2.02	12,897	2.10	36,457	3.21	51,872	2.87	52,621

Total securities	$—	—%	$9,408	1.94%	$53,948	2.48%	$217,809	2.71%	$281,165	2.64%	$281,214

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2017, there were 63 investment securities with $3.2 million of unrealized losses and a fair value of approximately $233.2 million. At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million. We had no OTTI on investment securities at either December 31, 2017 or June 30, 2017.

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

Our deposit composition consists of certificates of deposit accounting for 27.0% of the total deposits at December 31, 2017, and interest and noninterest-bearing checking, savings and money market accounts comprising the remaining balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. We did not have any brokered deposits at December 31, 2017.

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

Deposit Activity. The following table sets forth our total deposit activities for the periods indicated.

	Six Months Ended December 31,	Year Ended June 30,
	2017	2017	2016	2015
	(Dollars in thousands)
Beginning balance	$823,760	$723,287	$647,164	$600,399
Net deposits	59,391	97,614	73,954	45,096
Interest credited	1,881	2,859	2,169	1,669
Ending balance	$885,032	$823,760	$723,287	$647,164

Net increase	$61,272	$100,473	$76,123	$46,765

Percent increase	7.4%	13.9%	11.8%	7.8%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,		June 30,
	2017		2017		2016		2015
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$118,193	13.4%	$112,177	13.6%	$103,456	14.3%	$107,748	16.6%
Noninterest-bearing transaction	154,291	17.4	133,712	16.2	109,986	15.2	76,142	11.8
Savings accounts	103,243	11.7	98,894	12.0	91,656	12.7	88,129	13.6
Money market accounts	270,052	30.5	267,503	32.5	259,076	35.8	227,217	35.1

Total transaction and savings deposits	645,779	73.0	612,286	74.3	564,174	78.0	499,236	77.1

Certificates:
0.00 – 0.99%	37,147	4.2	53,304	6.5	60,778	8.4	75,040	11.6
1.00 – 1.99%	198,506	22.4	158,170	19.2	97,700	13.5	67,200	10.4
2.00 – 2.99%	3,600	0.4	—	—	635	0.1	5,683	0.9
3.00 – 3.99%	—	—	—	—	—	—	—	—
4.00 – 4.99%	—	—	—	—	—	—	5	—
5.00 and over	—	—	—	—	—	—	—	—

Total certificates	239,253	27.0	211,474	25.7	159,113	22.0	147,928	22.9

Total deposits	$885,032	100.0%	$823,760	100.0%	$723,287	100.0%	$647,164	100.0%

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Federal at the dates indicated.

	December 31,			June 30,
	2017			2017			2016			2015
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
				(Dollars in thousands)
Savings accounts	$103,243	11.7%	$4,349	$98,894	12.0%	$7,238	$91,656	12.7%	$3,527	$88,129	13.7%	$3,735
Transaction accounts	272,484	30.7	26,595	245,889	29.8	32,447	213,442	29.5	29,552	183,890	28.4	11,182
Money-market accounts	270,052	30.5	2,549	267,503	32.5	8,427	259,076	35.8	31,859	227,217	35.1	17,612
Fixed-rate certificates which mature in the year ending:
Within 1 year	139,613	15.8	33,165	106,448	12.9	44,545	61,903	8.5	(9,571)	71,474	11.0	2,486
After 1 year but within 2 years	61,906	7.0	2,769	59,137	7.2	13,769	45,368	6.3	12,032	33,336	5.2	2,228
After 2 years but within 5 years	37,707	4.3	(8,127)	45,834	5.6	(5,919)	51,753	7.2	8,841	42,912	6.6	9,445
Certificates maturing thereafter	27	—	(28)	55	—	(34)	89	—	(117)	206	—	77
Total	$885,032	100.0%	$61,272	$823,760	100.0%	$100,473	$723,287	100.0%	$76,123	$647,164	100.0%	$46,765

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2017.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in thousands)

March 31, 2018	$10,457	$27,637	$—	$38,094	15.9%
June 30, 2018	8,025	39,132	—	47,157	19.7
September 30, 2018	7,238	21,854	—	29,092	12.2
December 31, 2018	4,537	20,733	—	25,270	10.5
March 31, 2019	2,376	29,996	—	32,372	13.5
June 30, 2019	716	9,194	—	9,910	4.1
September 30, 2019	1,501	7,787	3,177	12,465	5.2
December 31, 2019	978	5,758	423	7,159	3.1
March 31, 2020	353	8,352	—	8,705	3.6
June 30, 2020	562	3,918	—	4,480	1.9
September 30, 2020	222	3,587	—	3,809	1.6
December 31, 2020	182	3,556	—	3,738	1.6
Thereafter	—	17,002	—	17,002	7.1

Total	$37,147	$198,506	$3,600	$239,253	100.0%

Percent of total	15.5%	83.0%	1.5%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2017. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$11,205	$14,947	$17,299	$32,553	$76,004
Certificates of deposit of $100,000 or more	26,889	32,210	37,063	67,087	163,249

Total certificates	$38,094	$47,157	$54,362	$99,640	$239,253

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight to less than one year advances and longer term advances maturing in one year or more, to supplement our supply of lendable funds, to meet short-term liquidity needs, and to mitigate interest rate risk.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB and at December 31, 2017 had pledged loan and security collateral to support a borrowing capacity of $236.0 million. At that date outstanding advances from the FHLB totaled $144.1 million leaving a remaining borrowing capacity of $91.9 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	December 31,	June 30,
	2017	2017	2016	2015
		(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$60,000	$60,000	$89,924	$89,924
FHLB short-term advances	84,100	—	—	—
FHLB overnight borrowings	62,960	47,338	50,233	1,000
Craft3 Promissory Note (1)	—	—	—	109

Average balances:
FHLB long-term advances	$60,000	$60,000	$75,808	$89,924
FHLB short-term advances	14,017	—	—	—
FHLB overnight borrowings	42,329	24,208	11,200	83
Craft3 Promissory Note (1)	—	—	—	109

Weighted average interest rate:
FHLB long-term advances	3.52%	3.52%	3.35%	3.24%
FHLB short-term advances	0.26	—	—	—
FHLB overnight borrowings	1.38	0.79	0.35	0.29
Craft3 Promissory Note (1)	—	—	—	4.50

Balance outstanding at end of period:
FHLB long-term advances	$60,000	$60,000	$60,000	$89,924
FHLB short-term advances	84,100	—	—	—
FHLB overnight borrowings	—	17,427	20,672	—
Craft3 Promissory Note (1)	—	—	—	109
Total borrowings	$144,100	$77,427	$80,672	$90,033

Weighted average interest rate at end of period:
FHLB long-term advances	3.52%	3.52%	3.52%	3.24%
FHLB short-term advances	1.54	—	—	—
FHLB overnight borrowings	1.54	1.28	0.42	0.29
Craft3 Promissory Note (1)	—	—	—	4.50
(1) This promissory note was issued to a subsidiary dissolved in fiscal year 2016 in connection with our participation in the new markets tax credit program.

Subsidiary and Other Activities

First Federal has one active subsidiary, 202 Master Tenant, LLC, which was formed in August 2016 in partnership with the Peninsula College Foundation in order to receive a historic tax credit. This entity meets the criteria for reporting under the equity method of accounting. North Olympic Peninsula Services, Inc. was dissolved during the fiscal year 2016. In June 2015, upon completion of our participation in the new markets tax credit program for which these companies were formed in 2008, First Federal dissolved two limited liability companies created in partnership with Craft3, Inc., a Washington nonprofit corporation.

Competition

We face competition in originating loans from other savings institutions, commercial banks, credit unions, life insurance companies, and mortgage bankers. We offer competitive terms and conditions and also compete by delivering high-quality, personal service to our customers.

Competition for deposits is primarily from other savings institutions, commercial banks, credit unions, mutual funds, and other alternative investments, which may be offered locally or via the Internet. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates. Based on the most recent branch data provided by the FDIC, as of June 30, 2017, First Federal’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 36.8% and 22.1%, respectively.

Employees

At December 31, 2017, we had 204 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank during at least the past five years (ages are presented as of December 31, 2017):

Laurence J. Hueth, age 55, was elected President and Chief Executive Officer of the Company and First Federal on March 26, 2013, and has been a director since 2010. Mr. Hueth joined First Federal in 2008 and was promoted to Senior Vice President, Chief Financial Officer in March 2009. He assumed responsibility for operational and risk areas, serving as Chief Operating Officer from 2011 to 2012. Mr. Hueth has over 32 years of progressive responsibility in finance and risk management areas within the banking industry. Prior to joining First Federal, Mr. Hueth was employed for 15 years at PFF Bank & Trust located in Pomona, California where he held positions in finance, treasury and risk management, including serving as Vice President, Operational Risk Manager and Bank Treasurer from 2005 until November 2008. Mr. Hueth is active with numerous charitable and civic organizations in Clallam and Jefferson counties.

Regina M. Wood, age 47, is Executive Vice President and Chief Financial Officer of the Company and First Federal positions she has held since March 2013. Prior to that, she served as interim Chief Financial Officer and Vice President of First Federal from December 2012 through March 2013 and Vice President, Controller of First Federal from August 2006 to December 2012. Ms. Wood was the Controller of the Central Washington Grain Growers, Inc. from 2002 to 2006 and Assistant Controller from 1999 to 2002. Ms. Wood is a certified public accountant licensed in the state of Washington.

Jeffrey S. Davis, age 52, is Executive Vice President and Chief Operating Officer of First Federal, a position he has held since February 25, 2015, after serving as Senior Vice President and Bank Operations Officer of First Federal since September 2014. Prior to joining First Federal, Mr. Davis was the Senior Vice President - Director of Retail Administration & Product Management at First Merchants Corporation, in addition to other senior management positions in the banking industry for 19 years. He is a graduate of Indiana Wesleyan University with a Bachelor's degree in Business Administration, and Anderson University with a Master's in Business Administration. He is also a graduate of Stonier Graduate School of Banking.

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

Kelly A. Liske, age 41, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011. Prior to joining First Federal, Ms. Liske was employed for 11 years at Washington Mutual where she held various positions in the Retail Banking Division.

HOW WE ARE REGULATED

First Northwest Bancorp and First Federal are subject to federal, state, and local laws which may change from time to time. The descriptions of laws and regulations included herein do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve and the CFPB could adversely affect our operations and financial condition.

Enacted in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), imposed new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rule-making by the federal banking agencies, and their impact on operations cannot yet fully be assessed. Implementation of these additional aspects of the Dodd-Frank Act may increase the regulatory burden, compliance costs and interest expense for First Northwest Bancorp and First Federal.

Regulation of First Federal

General. First Federal, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of First Federal to the maximum permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require First Federal to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of First Federal is intended for the protection of depositors and the deposit insurance fund ("DIF") of the FDIC and not for the purpose of protecting shareholders of First Federal or First Northwest Bancorp. First Federal is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to First Northwest Bancorp. See "– Capital Requirements" and "– Dividends."

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

Washington law generally provides the same powers for Washington savings banks as federally and other-state chartered savings institutions and banks with branches in Washington, subject to the approval of the DFI. Washington savings banks are permitted to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the DFI may approve applications by Washington savings banks to engage in an otherwise unauthorized activity if the DFI determines that the activity is closely related to banking and First Federal is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the six months ended December 31, 2017, were $144,000.

The FDIC calculates assessments for small institutions (those with less than $10 billion in assets) based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Currently, assessment rates range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS Composite scores of 4 or 5, subject to certain adjustments. Assessment rates are scheduled to decrease in the future as the reserve ratio increases. The reserve ratio is the ratio of the net worth of the deposit insurance fund to aggregate insured deposits.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%. This surcharge period is expected to end by December 31, 2018. Small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments for quarters when the reserve ratio is at least 1.38.

FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  This assessment rate is adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and is the same base as used for the deposit insurance assessment.  These assessments are expected to continue until the bonds mature in the years 2017 through 2019.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement or directive to meet a specific capital level. An institution is considered adequately capitalized if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4.0% or more and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2017, First Federal was categorized as “well capitalized” under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. The minimum capital level requirements applicable to First Northwest Bancorp and First Federal are: (i) a common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%.

In addition to the minimum risk-based capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital of more than 2.5% of risk-weighted assets above the required minimum risk-based ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, and increases each year until the buffer requirement is fully implemented on January 1, 2019.

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

As of December 31, 2017, First Northwest Bancorp and First Federal each met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at December 31, 2017, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At December 31, 2017, First Federal held $7.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the

Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2017, First Federal had $144.1 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

The amount of dividends actually paid during any one period will be affected by First Federal’s capital policy. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized” as defined in the prompt corrective action regulations and the ability to pay dividends can be limited by the capital conservation buffer requirement. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, First Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act, among other things, established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. First Federal is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, it is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

First Federal is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, some of these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject First Federal to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

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

Interstate Banking. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period of five years, or longer if specified by the law of the host state. In addition, the Federal Reserve generally may not approve an application for an interstate merger transaction if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. Banks may establish de novo branches in any state, subject to regulatory approval.

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

Any material deviations from, or changes to, the business plan provided as part of the conversion and related stock offering are subject to the prior written approval of the FDIC. Under Washington corporate law, First Northwest Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities.

Stock Repurchases. Any repurchases of our common stock during the three year period following the conversion is subject to the prior approval of the DFI and other bank regulatory agencies, as applicable, and the requirements of the Federal Reserve described above.

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

Method of Accounting. For federal income tax purposes, First Federal currently reports its income and expenses on the accrual method of accounting and used a fiscal year ending on June 30 for filing its federal income tax return through June 30, 2017. Beginning with the six months ended December 31, 2017, federal income tax returns will be filed using a December 31 year end.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. First Federal has been subject to the alternative minimum tax, and at December 31, 2017 has no credits for carryover.

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

Charitable Contribution Carryovers. The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2017, the Company had a charitable contribution carryforward for federal income tax purposes of $7.8 million. This carryforward was generated from the Company’s creation of the First Federal Community Foundation to which it contributed 933,360 shares of its common stock and $400,000 in cash in connection with the mutual to stock conversion. Management does not fully expect to utilize the benefit over the five year carryforward period and has recorded a reserve on the portion of the related deferred tax asset estimated to expire unused.

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

We have increased the amount of our commercial real estate and multi-family loans to $276.7 million, or 35.2% of our total loan portfolio, at December 31, 2017, from $121.0 million, or 26.4%, of our total loan portfolio at June 30, 2013. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than one- to four-family loans. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2017, we had $378,000 of nonperforming commercial real estate loans and no nonperforming multi-family loans in our portfolio.

As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny by the FDIC under its policies applicable to management of its portfolio of commercial loans, considering the risk management, Board of Directors and management oversight, portfolio management, management information systems, credit underwriting standards, portfolio stress testing and sensitivity analysis, and credit risk review function applied to the commercial loan portfolio, as well as the institution’s capital adequacy.

The significant growth in our loan portfolio, and our rapid expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. We have significantly increased the amount of loans located outside of the counties where we have branch locations from $144.5 million, or 29.3% of our total loan portfolio, at June 30, 2014, to $373.5 million, or 47.5% of our total loan portfolio, at December 31, 2017, which includes $42.4 million of purchased one- to four-family loans secured by properties located primarily in California and Ohio. In addition, our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $293.0 million, or 37.3% of total loans, at December 31, 2017, from $190.7 million, or 37.8% of total loans, at June 30, 2014. Included in our commercial loan portfolio at December 31, 2017, were $12.3 million of additional loans purchased and loan participations. Rapidly growing loan portfolios are, by their nature, less seasoned, meaning they were originated recently. Combined with the geographic expansion of our lending area, our experience with these loans may not provide us with a significant payment history pattern making estimating loan loss allowances more difficult, and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. Further, First Federal has not experienced a downturn in economic conditions with these loans. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2017, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $62.3 million. Outstanding loan balances for the largest 20 borrowing relationships at December 31, 2017 totaled $142.0 million, or 18.1% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

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

During the year ended December 31, 2017, our construction and land loans decreased $485,000, or 0.7%, to $71.1 million, or 9.0%, of the total loan portfolio at December 31, 2017 and consisted of properties secured by one- to four-family residential of $9.6 million, multi-family of $22.3 million, commercial real estate of $22.7 million, and land of $16.6 million. Land loans include raw land and land acquisition and development loans.

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

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2017, $6.4 million of our construction and land loans were for speculative construction.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. An economic decline could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans, and generally have a negative effect on our financial condition and results of operations.

Our branching strategy will cause our expenses to increase and may negatively affect our earnings.

Over the past four years, we have opened three new full-service branches in Silverdale and Bellingham, Washington, an HLC in Seattle, Washington, and opened another full-service branch on Bainbridge Island, Washington on January 8, 2018. We may continue to open or purchase new branches and HLCs, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own additional de novo branches and HLCs, and projected time lines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or HLC may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017, $393.9 million, or 50.1% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties, including $35.4 million or 4.6% of our total loan portfolio secured by residential properties located in California and Ohio. Lending on residential property is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans which do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens

Our non-owner-occupied residential real estate loans may expose us to increased credit risk.

At December 31, 2017, $24.9 million, or 3.2% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2017, we had $16.3 million, or 2.1% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on such loans.

At December 31, 2017, $76.0 million of our one- to four-family and $13.2 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third- party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $30.4 million at December 31, 2017. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the Board of Directors' Loan/Asset Quality Committee as an exception to policy. At December 31, 2017, 20% of First Federal's unimpaired capital was $24.6 million, and under this policy, our loans to one borrower limit would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume.  We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

At December 31, 2017, our nonperforming assets, which consist of nonaccruing loans, real estate owned and repossessed assets were $1.6 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency actions, defaults or other adverse events affecting the issuer or the underlying collateral, if any, of the security, changes in market interest rates, and continued instability in the capital markets. These factors, among others, could cause OTTI, realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could materially affect our business, financial condition, and results of operations. Determining OTTI requires complex, subjective judgments about the future financial performance and liquidity of the security's issuer and underlying collateral, if any, to assess the probability of receiving all contractual principal and interest payments due, and these estimates may differ significantly from actual future performance of the security.

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

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs which could adversely affect our earnings and capital levels.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB or other wholesale funding sources. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 100 basis points and indicated a likelihood for further increases during 2018 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Recent changes to LIBOR administration have included the introduction of statutory regulation of LIBOR by U.K. regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delaying the publication of individual banks’ LIBOR submissions for three months from submission; requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible; and during July 2017, the Financial Conduct Authority, the financial regulatory body in the United Kingdom which oversees the LIBOR benchmark rate, announced that LIBOR will be replaced at the end of 2021 and that they will work towards developing an alternative benchmark. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

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

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law in December 2017 reforming the U.S. tax code. The legislation includes lowering the 35% corporate income tax rate to 21%, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. While we expect to benefit on a prospective net income basis from the decrease in corporate tax rates, the legislation has resulted in a $1.8 million decrease in the value of our deferred tax asset and a $725,000 decrease to the deferred tax asset valuation allowance, which resulted in a material reduction to net income of $1.1 million during the six months ended December 31, 2017. In addition, the legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments could also negatively impact the housing market, which could adversely affect our business and loan growth.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions and new branch locations. Several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations for which they are given significant discretion in drafting and implementation. Consequently, many of the details and impact of the Dodd-Frank Act are not known, and it is difficult at this time to predict when or how these new standards will ultimately be applied to us or, specifically, what impact the Dodd-Frank Act will have on community banks in general. The current administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. If changes to the Dodd-Frank Act or the rules and regulations implementing the Act are made, such changes could offset the otherwise anticipated increase in operating and compliance costs (included in noninterest expense); however, no assurance can be given as to whether such changes will occur or what may result from such changes.

The CFPB, which was created under the Dodd-Frank Act, has issued, and continues to issue, rules related to consumer protection, including The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID), which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. These CFPB rules, most of which thus far have pertained to mortgage originations, including rules generally prohibiting creditors from extending mortgage loans without regard for the consumer's ability to repay, may adversely affect the volume of mortgage loans that we underwrite and subject us to increased potential liabilities related to such residential loan origination activities. The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to indirect auto lending, appraisals, escrow accounts and servicing, each of which may entail increased compliance costs.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2017, we had our main administrative office and twelve additional banking locations, for a total of thirteen banking locations, with an aggregate net book value of $10.4 million. Our newest full-service branch location in Bainbridge Island, Washington opened on January 8, 2018. The following table sets forth certain information concerning our offices at December 31, 2017. In the opinion of management, the facilities are adequate and suitable for our needs.

Location	Leased or owned	Lease expiration date	Square footage	Net book value at December 31 (1)
				(In thousands)
ADMINISTRATION CENTER
105 W. Eighth Street Port Angeles, Washington 98362	Owned	--	18,913	$1,631

BANKING AND OFFICE LOCATIONS

Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362	Owned	--	6,912	724

Eastside 1603 E. First Street Port Angeles, Washington 98362	Owned	--	3,322	235

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	Owned	--	2,382	453

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	Owned	--	9,376	1,421

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	Owned	--	5,380	2,758

Forks 131 Calawah Way Forks, Washington 98331	Owned	--	2,159	329

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	Owned	--	4,637	888

Bucklin Hill (2) 3035 Bucklin Hill Road Silverdale, Washington 98383	Leased	12/31/2018	2,200	674

Barkley Village (3) 1270 Barkley Blvd. Bellingham, Washington 98226	Leased	12/31/2035	3,300	920

Fairhaven (4) 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	Leased	8/26/2018	1,425	181

Seattle Home Loan Center (5) 1301 Second Avenue, Suite 2601 Seattle, Washington 98101	Leased	10/23/2021	2,199	136

Bainbridge Island (6) 323 NE High School Rd, Suite E-3 Bainbridge Island, Washington 98110	Leased	11/19/2027	2,175	—

(1)	Net book value includes investment in premises and leaseholds.

(2)	The lease agreement is for five years beginning January 2014 with two five-year renewal options thereafter.

(3)	The lease agreement is for twenty years beginning January 2015 with four five-year renewal options thereafter.

(4)	The lease agreement is for two years beginning August 2016 with four two-year renewal options thereafter.

(5)	The lease agreement is for five years beginning September 2016.

(6)	The lease agreement is for ten years beginning November 2017.

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at December 31, 2017, was $546,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “FNWB.” The common stock was issued at a price of $10.00 per share on January 29, 2015, and the Company's common stock commenced trading on The Nasdaq Global Market on January 30, 2015. As of the close of business on March 2, 2018, there were 11,709,407 shares of common stock issued and outstanding and we had approximately 600 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low sales prices of the Company's common stock, provided by the Nasdaq Stock Market, for each quarter during the six months ended December 31, 2017 and year ended June 30, 2017 and 2016, in which the common stock was outstanding.  The Company has not paid any dividends to shareholders since its formation.

	High	Low
Six Months Ended December 31, 2017
First Quarter	$17.28	$16.30
Second Quarter	16.50	16.20

Year Ended June 30, 2017
First Quarter	$13.57	$13.40
Second Quarter	15.70	15.34
Third Quarter	15.62	15.27
Fourth Quarter	16.00	15.75

Year Ended June 30, 2016
Third Quarter	$14.09	$11.99
Fourth Quarter	13.50	12.42

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

Stock Repurchases. On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we issued in our initial stock offering and in conjunction with our transition from a mutual to stock form of ownership, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. On September 27, 2016 and September 26, 2017, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to 1,300,756 and 1,166,659 shares of its common stock, respectively. Both announcements represented a repurchase of approximately 10.0% of total shares outstanding at the time of the announcement. The repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of December 31, 2017, 523,014 shares had been repurchased at an average cost of $13.07 per share representing all of the shares authorized for repurchase under the Company's 2015 Equity Incentive Plan. In addition, 1,162,100 shares at an average cost of $14.41 per share had been repurchased and retired, representing all of the shares authorized for repurchase pursuant to the September 27, 2016 stock repurchase plan, and 39,800 shares at an average cost of $17.08 per share had been repurchased and retired pursuant to the September 26, 2017 stock repurchase plan. The following table represents the shares repurchased during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October 1, 2017 - October 31, 2017	—	$—	—	1,166,659
November 1, 2017 - November 30, 2017	17,300	17.18	17,300	1,149,359
December 1, 2017 - December 31, 2017	22,500	17.00	22,500	1,126,859
Total	39,800	$17.08	39,800

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. Our shares of common stock began trading on the Nasdaq Stock Market LLC's Global Market on January 30, 2015. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The following performance graph compares the Company's cumulative total shareholder return on the Company’s Common Stock since the beginning of trading on January 30, 2015, with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index for all periods indicated. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 30, 2015, and is the base amount used in the graph. The closing price of First Northwest Bancorp's common stock on December 31, 2017 was $16.30. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ended
Index	1/30/2015	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
First Northwest Bancorp	$100.00	$102.38	$116.17	$104.60	$128.08	$129.47	$133.83
NASDAQ Composite	100.00	108.15	109.24	106.34	118.93	136.43	154.17
SNL Thrift Index	100.00	115.02	118.52	115.84	145.17	136.37	144.12

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

	December 31,	June 30,
	2017	2017	2016	2015	2014	2013
Selected Financial Condition Data:	(In thousands)
Total assets	$1,215,659	$1,087,676	$1,010,102	$936,802	$795,292	$784,510
Cash and cash equivalents	36,801	24,292	22,650	45,030	18,960	22,948
Loans receivable, net(1)	779,111	726,786	619,844	487,887	496,184	449,353
Investment securities available for sale	290,242	228,593	267,857	299,040	178,972	214,789
Investment securities held to maturity	50,126	51,872	56,038	61,524	53,244	49,579
Real estate owned and repossessed assets	23	104	81	1,914	810	2,265
Deposits	885,032	823,760	723,287	647,164	600,399	595,044
Borrowings	144,100	77,427	80,672	90,033	105,133	100,033
Total shareholders' equity	177,045	177,721	189,741	190,681	80,995	78,623

	Six Months Ended December 31,	Year Ended June 30,
	2017	2017	2016	2015	2014	2013
Selected Operations Data:	(In thousands)
Total interest income	$20,286	$36,804	$32,172	$27,487	$26,559	$25,795
Total interest expense	3,293	5,159	4,770	4,592	4,729	6,000
Net interest income	16,993	31,645	27,402	22,895	21,830	19,795
Provision for loan losses	200	1,260	233	—	1307	1,376
Net interest income after provision for loan losses	16,793	30,385	27,169	22,895	20,523	18,419
Net gain on sale of loans	499	757	234	548	762	1,563
Net gain on sale of investment securities	229	—	1,567	—	112	70
Impairment losses on investment securities, net	—	—	—	—	—	—
Other noninterest income	2,327	5,417	4,376	4,159	4,116	3,934
Total noninterest income	3,055	6,174	6,177	4,707	4,990	5,567
Total noninterest expense	16,147	29,779	27,897	33,046	22,105	21,246
Income (loss) before provision (benefit) for income taxes	3,701	6,780	5,449	(5,444)	3,408	2,740
Provision (benefit) for income taxes	2,042	1,662	1,457	(354)	740	422
Net income (loss)	$1,659	$5,118	$3,992	$(5,090)	$2,668	$2,318
Basic earnings per share	$0.16	$0.46	$0.33	$(0.42)	$—	$—
Diluted earnings per share	$0.16	$0.46	$0.33	$(0.42)	$—	$—
_____________

(1)	Net of allowances for loan losses, loans in process, purchase discounts and deferred loan fees.

	At or for the Six Months Ended	At or For the Year Ended June 30,
	December 31, 2017	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance ratios:
Return (loss) on average assets(1)	0.29%	0.48%	0.41%	(0.58)%	0.34%	0.30%
Return (loss) on average equity(1)	1.86	2.81	2.09	(3.92)	3.33	2.94
Average interest rate spread	2.96	3.00	2.78	2.65	2.84	2.59
Net interest margin (2)	3.15	3.18	2.98	2.79	2.94	2.71
Efficiency ratio(3)	80.5	78.7	83.1	119.7	82.4	83.8
Average interest-earning assets to average interest-bearing liabilities	132.1	134.3	138.0	125.3	116.4	114.6
Book value per common share	$15.02	$14.93	$14.97	$14.56	n/a	n/a

Asset quality ratios:
Nonperforming assets to total assets at end of period(4)	0.1%	0.2%	0.3%	0.8%	0.9%	1.5%
Nonperforming loans to total loans(4)	0.2	0.3	0.5	1.0	1.2	2.2
Allowance for loan losses to nonperforming loans(5)	570.7	445.1	222.3	145.6	135.3	80.8
Allowance for loan losses to total loans	1.1	1.2	1.2	1.4	1.6	1.7
Net charge-offs to average outstanding loans	—	—	—	0.2	0.3	0.2

Capital ratios:
Equity to total assets at end of period	14.6%	16.3%	18.8%	20.4%	10.2%	10.0%
Average equity to average assets	15.6	17.3	19.7	14.9	10.1	10.1

Other data:
Number of full service offices (6)	12	11	10	9	10	9
Full-time equivalent employees	204	204	178	157	169	161
__________

(1)	Net income was annualized for the six months ended December 31. 2017.

(2)	Net interest income, annualized for the six months ended December 31, 2017, divided by average interest-earning assets.

(3)	Total noninterest expense as a percentage of net interest income and total other noninterest income.

(4)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and repossessed assets.

(5)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.

(6)	Effective July 1, 2015, our branch in Poulsbo was closed and all accounts were moved to the new location in Silverdale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its 13 banking locations. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-

family real estate, and construction loans in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, earnings from bank-owned life insurance, and gains and losses from sales of securities.

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

Our Business and Operating Strategy
Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in recent years are as follows:

•
Expanding our footprint. Over the past four years, we have opened three new full-service branches in Silverdale and Bellingham, Washington and a Home Lending Center (“HLC”) in Seattle, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our historic market areas in the North Olympic Peninsula. As part of our planned expansion into new markets, we have opened a full-service branch located in Bainbridge Island, Washington on January 8, 2018. This new branch offers similar deposit, lending, and investment products and services as other branch locations and will utilize interactive teller machines, as we continue to expand our operations through the use of technology.

•
Repositioning the loan portfolio. Over the past five years, we have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans. This has been done to increase the yield on our loan portfolio, reduce our exposure to interest rate risk, and shorten the maturity of the loan portfolio.

•
Adding new deposit capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and business on-line banking, consumer and business mobile banking, and have recently upgraded our commercial on-line banking capabilities in order to attract more business deposit customers. At our new branch locations in Silverdale, Bainbridge Island, and Bellingham, Washington, and at our main administrative building and downtown locations in Port Angeles, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through a video monitor. We remain committed to maintaining competitive deposit products and services.

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

Our objective is to develop First Federal into an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with our exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•
Increasing our portfolio of higher yielding commercial loans. Through increased loan originations and purchases, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased from $138.7 million, or 30.3% of total loans, at June 30, 2013, to $293.0 million, or 37.3% of total loans, at December 31, 2017. The increase resulted in part from developing relationships with new loan referral sources, including our Board of Directors and loan brokers, pursuing loan purchase and participation opportunities, competing successfully in new and existing markets, and benefiting from the improvement of the economy in northwestern Washington. We have also increased our lending for construction and land loans, consisting primarily of commercial real estate and multi-family construction. Our construction and land loans have increased to $71.1 million at December 31, 2017 compared to $15.5 million at June 30, 2013.

•
Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets have decreased from $12.1 million at June 30, 2013, to $1.6 million at December 31, 2017. The level of our nonperforming assets has been reduced through write-downs, collections, modifications, and sales of real estate owned and repossessed assets. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

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

•
Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our primary market area. We intend to continue our franchise growth by opening new branch locations, and we also expect that community bank consolidation will continue to take place and may consider acquiring individual branches or other banks. We do not, however, currently have any understandings or agreements regarding any specific acquisitions and will be disciplined when evaluating and deciding on future acquisitions, recognizing that there may also be opportunity for increasing our market share as a result of customer dissatisfaction from other transactions or changes in strategy of market competitors. Our primary focus for expansion will be in northwestern Washington, although we may consider opportunities that arise in other parts of Western Washington.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Assets. Total assets increased $128.0 million, or 11.8%, to $1.2 billion at December 31, 2017, from $1.1 billion at June 30, 2017, primarily due to an increase of $59.9 million, or 21.4%, in total investment securities to $340.4 million at December 31, 2017 from $280.5 million at June 30, 2017 and an increase in net loans receivable of $52.3 million, or 7.2%, to $779.1 million at December 31, 2017 from $726.8 million at June 30, 2017.

Total loans, excluding loans held for sale, increased $52.1 million, or 7.1%, during the six months ended December 31, 2017. One- to four-family residential loans increased $27.2 million, or 8.3%, the result of originations of $36.3 million and a purchased loan pool of $28.0 million, consisting of jumbo loans secured by residential properties located in Washington State, partially offset by normal repayment and amortization activity. During the six months ended December 31, 2017, we sold $10.2 million of residential loans in the secondary market. We continue to strive for origination growth from our HLC with the intention of retaining in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives while selling off excess production into the secondary market; however, we also continue to rely on the purchase of one- to four-family residential loans to supplement organic originations.

During the six months ended December 31, 2017, the balance of multi-family and commercial real estate loans increased $16.6 million, or 6.4%, consisting mainly of an increase in multi-family loans of $15.7 million. During this period home equity loans increased $2.6 million, or 7.2%, and other consumer loans increased $7.1 million, or 33.7%, primarily as a result of increased originations of auto loans through our indirect auto lending program. These loan increases were partially offset by modest decreases in commercial business loans of $770,000 and construction and land loans of $485,000.

There were $59.4 million in undisbursed construction commitments at December 31, 2017 compared to $32.0 million at June 30, 2017. Undisbursed construction commitments at December 31, 2017 included $16.8 million of mainly custom one- to four-family residential construction located primarily in the North Olympic Peninsula; $39.7 million multi-family construction located in the Puget Sound region; and $2.9 million commercial real estate construction located in the Puget Sound Region consisting of $2.4 million of speculative construction, and $522,000 of other commercial real estate. Our construction loans are geographically disbursed throughout the state of Washington, and we manage our construction lending by utilizing the assistance of a licensed third party vendor.

During the six months ended December 31, 2017, the Company originated $174.4 million of loans, of which $130.2 million, or 74.6%, were originated in the Puget Sound region, $41.1 million, or 23.6%, in the North Olympic Peninsula region, and $2.8 million, or 1.6%, in other areas in Washington.

Our allowance for loan losses increased $237,000, or 2.8%, to $8.8 million at December 31, 2017 from $8.5 million at June 30, 2017, and the allowance for loan losses as a percentage of total loans was 1.1% at December 31, 2017 and 1.2% at June 30, 2017. There was no material change in our allowance for loan losses as a percentage of total loans during the six month ended December 31, 2017 as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase the balance of our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2017	June 30, 2017
	(In thousands)
Real Estate:
One- to four-family	$355,391	$328,243
Multi-family	73,767	58,101
Commercial real estate	202,956	202,038
Construction and land	71,145	71,630
Total real estate loans	703,259	660,012

Consumer:
Home equity	38,473	35,869
Other consumer	28,106	21,043
Total consumer loans	66,579	56,912

Commercial business loans	16,303	17,073

Total loans	786,141	733,997
Less:
Net deferred loan fees	724	904
Premium on purchased loans, net	(2,454)	(2,216)
Allowance for loan losses	8,760	8,523
Total loans receivable, net	$779,111	$726,786

Nonperforming loans decreased $380,000, or 19.8%, during the six months ended December 31, 2017, which included decreases in nonperforming one- to four-family residential loans of $361,000, commercial real estate loans of $48,000, and home equity loans of $33,000. These decreases were partially offset by increases in nonperforming other consumer loans of $38,000 and construction and land loans of $24,000. Nonperforming loans to total loans decreased to 0.2% at December 31, 2017 from 0.3% at June 30, 2017. Real estate owned and repossessed assets decreased $81,000, or 77.9%, to $23,000 at December 31, 2017, from $104,000 at June 30, 2017. The allowance for loan losses as a percentage of nonperforming loans increased to 570.7% at December 31, 2017 from 445.1% at June 30, 2017.

At December 31, 2017, there were $4.9 million in restructured loans, of which $4.5 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $3.4 million, or 103.0%, to $6.7 million at December 31, 2017, from $3.3 million at June 30, 2017. The change in classified loans was mainly the result of a downgraded commercial real estate loan of $2.7 million to substandard status. The Bank continues to work with the borrower towards a satisfactory repayment of this loan.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	December 31, 2017	June 30, 2017
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$681	$1,042
Commercial real estate	378	426
Construction and land	52	28
Total real estate loans	1,111	1,496

Commercial business loans:	—	—

Consumer loans:
Home equity	365	398
Other	59	21
Total consumer loans	424	419

Total nonaccruing loans	1,535	1,915

Real estate owned:
One- to four-family	—	86
Commercial real estate	—	—
Construction and land	—	—
Total real estate owned	—	86

Repossessed automobiles and recreational vehicles	23	18

Total nonperforming assets	$1,558	$2,019

TDR loans:
One- to four-family	$3,341	$4,029
Multi-family	115	118
Commercial real estate	910	1,397
Total real estate loans	4,366	5,544

Home equity	270	312
Commercial business	283	289
Total restructured loans	$4,919	$6,145

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$393	$673

Total investment securities increased $59.9 million, or 21.4%, to $340.4 million at December 31, 2017, from $280.5 million at June 30, 2017, primarily as a result of new investments purchased as part of our strategy to leverage our capital, partially offset by sales, prepayment activity, and normal amortization. Our management made a strategic decision to leverage our capital using a combination of cash received from our growth in customer deposits and additional borrowings from the FHLB to purchase various investment securities to generate additional net interest income. The majority of investments purchased have variable rates, generally resetting quarterly based on a specified index and margin, and are expected to closely match changes in short-term borrowing rates. The average repricing term of our investment securities portfolio was estimated at 3.5 years as of December 31, 2017, as compared to 4.1 years as of June 30, 2017. We anticipate the variable rate securities purchased as part of this strategy will help to mitigate our interest rate risk and manage price volatility in our investment portfolio. While we expect the results of this strategy will improve earnings and help us to leverage a portion of the capital we hold in excess of well-capitalized levels at this time, we continue to focus on growing our loan portfolio and improving our earning asset mix over the long term.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $200.9 million at December 31, 2017, a decrease of $6.2 million, or 3.0%, from $207.1 million at June 30, 2017. Other investment securities, including municipal bonds and other asset-backed securities, were $139.5 million at December 31, 2017, an increase of $66.1 million, or 90.1% from $73.4 million at June 30, 2017. As of December 31, 2017, the investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.3 years and 4.7 years as of June 30, 2017, based on the interest rate environment at those times. At December 31, 2017, the investment portfolio contained 85.0% of amortizing securities, compared to 84.5% at June 30, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liabilities. Total liabilities increased $128.6 million, or 14.1%, to $1.0 billion at December 31, 2017, from $910.0 million at June 30, 2017, primarily due to increases in FHLB borrowings and deposits. Borrowings increased $66.7 million or 86.1%, to $144.1 million at December 31, 2017 from $77.4 million at June 30, 2017. At December 31, 2017 we had $60.0 million of long term FHLB advances and $84.1 million in short term advances maturing in three months or less, which supported our purchase of additional investments for our leverage strategy as well as other cash flow needs to fund our operations, including loan originations and purchases.

Deposit account balances increased $61.2 million, or 7.4%, to $885.0 million at December 31, 2017, from $823.8 million at June 30, 2017. Transaction, savings, and money market account deposits increased $33.5 million, or 5.5%, to $645.8 million at December 31, 2017 from $612.3 million at June 30, 2017, including an increase in personal and business transaction accounts of $10.7 million and $15.9 million, respectively. Certificates of deposit increased $27.8 million, or 13.1%, during this period. Deposit account increases were primarily the result of our continuing efforts to expand commercial and consumer deposit relationships in Silverdale and Bellingham, Washington, as well as within our historic Clallam and Jefferson County, Washington locations.

Equity. Total shareholders' equity decreased $676,000, or 0.4%, to $177.0 million at December 31, 2017, from $177.7 million at June 30, 2017. This decrease during the six months ended December 31, 2017 resulted from a decrease of $2.2 million related to our repurchase of shares and a decrease of $867,000 due to the change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax. These decreases were partially offset by net income of $1.7 million and an increase of $1.0 million related to our stock-based compensation plans. During the six months ended December 31, 2017, we repurchased 136,700 shares of common stock at an average cost of $16.18 per share, pursuant to the Company's stock repurchase plans.

Comparison of Results of Operations for the Six Months Ended December 31, 2017 and December 31, 2016

General. The Company had net income for the six months ended December 31, 2017 of $1.7 million, compared to a net income of $1.8 million for the six months ended December 31, 2016, a decrease of $180,000, or 5.6%. The decrease in net income was primarily due to the net deferred tax asset revaluation ("DTA revaluation") of $1.1 million resulting from the passage of the Tax Act and an increase in non-interest expenses of $1.8 million. While earnings were lower in 2017, we earned $0.16 per common and diluted share for both periods, a result of lower average common shares outstanding in 2017 due to our share repurchase programs, as compared to the same period in 2016. The decreases were partially offset by an increase in net interest income of $2.0 million, a decrease in the provision for loan losses of $560,000 and an increase in non-interest income of $282,000 for the six months ended December 31, 2017 as compared to the same period one year prior.

Net Interest Income. Net interest income increased $2.0 million to $17.0 million for the six months ended December 31, 2017, from $15.0 million for the six months ended December 31, 2016, mainly as the result of an increase in interest income related to the increase in the average balance of loans receivable during the six months ended December 31, 2017, supplemented by an increase in both the average balance and interest earned on investment securities.

The net interest margin increased six basis points to 3.15% for the six months ended December 31, 2017, from 3.09% for the six months ended December 31, 2016. The net interest margin increased due primarily to a change in the mix of interest-earning assets, with the average balance of loans receivable increasing $77.8 million and the average balance of investment securities increasing $32.6 million.

Of the $2.0 million increase in net interest income during the six months ended December 31, 2017 compared to the six months ended December 31, 2016, $1.2 million was the result of an increase in volume, and $794,000 was due to changes in rates. Loans receivable was the main contributor to the increase in net interest income with $1.6 million due to an increase in average volumes and $439,000 due to increases in rates.

The cost of average interest-bearing liabilities increased to 0.81% for the six months ended December 31, 2017, compared to 0.68% for the same period last year, due primarily to higher average balances and rates paid on certificates of deposit, partially offset by the lower by the lower average rate paid on borrowings as we increased our utilization of short-term FHLB borrowings as compared to the prior period.

Interest Income. Interest income increased $2.8 million, or 16.0%, to $20.3 million for the six months ended December 31, 2017 from $17.5 million for the comparable period in 2016, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $2.1 million, to $16.0 million for the six months ended December 31, 2017 from $13.9 million for the six months ended December 31, 2016, due to an increase in the average balance of net loans receivable of $77.8 million as compared to the prior year. Average loan yields increased 12 basis points compared to the six months ended December 31, 2016, as we continued to increase our balance of higher yielding loans, such as construction and commercial real estate loans. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities increased $340,000 to $1.6 million for the six months ended December 31, 2017 compared to $1.3 million for the six months ended December 31, 2016, due to a $32.6 million increase in the average balance of investment securities to $124.9 million for the six months ended December 31, 2017 compared to $92.3 million for the six months ended December 31, 2016, partially offset by a decrease in average yield of 17 basis points as compared to the same period in 2016. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities increased $349,000 to $2.5 million for the six months ended December 31, 2017 from $2.2 million for the six months ended December 31, 2016.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended December 31,
	2017		2016
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$731,949	4.37%	$654,120	4.25%	$2,071
Investment securities	124,854	2.57	92,300	2.74	$340
Mortgage-backed securities	203,386	2.50	207,604	2.12	$349
FHLB stock	5,626	2.88	4,068	3.05	$19
Interest-bearing deposits in banks	11,663	1.22	13,474	0.36	$47
Total interest-earning assets	$1,077,478	3.77%	$971,566	3.59%	$2,826

Interest Expense. Total interest expense increased $852,000, or 34.9%, to $3.3 million for the six months ended December 31, 2017, compared to $2.4 million for the six months ended December 31, 2016, due to an increase in deposit costs of $538,000, or 40.1% and an increase in borrowing costs. Deposit costs increased for the six months ended December 31, 2017 due to increasing interest rates and customers transferring deposit accounts into higher-yielding certificates of deposit. The average balance of interest-bearing deposits of $62.6 million, or 9.7%, to $706.8 million for the six months ended December 31, 2017 from $644.2 million for the six months ended December 31, 2016, as we continued to target growth in deposits in new and existing market areas. During the six months ended December 31, 2017, the cost of certificates of deposit increased $501,000 due to an increase in average balance of $61.5 million and an increase in the average rate paid of 14 basis points, and the cost of money market accounts increased $27,000 due to an increase in the average rate paid of four basis points, as compared to the six month ended 2016. During the six months ended December 31, 2017, there was an increase in the average balance of savings accounts of $6.5 million and transaction accounts of $5.6 million as compared to the prior year. The average cost of all deposit products increased to 0.53% for the six months ended December 31, 2017 from 0.42% for the six months ended December 31, 2016, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the year. Borrowing costs increased $314,000, or 28.6%, due primarily to an increase in the average balance of borrowings of $36.7 million, or 50.7%, as we utilized borrowings to fund our operations and to purchase loans and investment securities.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended December 31,
	2017		2016		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$101,612	0.06%	$95,129	0.04%	$9
Transaction accounts	113,129	0.02	107,513	0.01	1
Money market accounts	263,435	0.32	274,409	0.28	27
Certificates of deposit	228,665	1.25	167,151	1.11	501
Borrowings	109,091	2.59	72,391	3.03	314
Total interest-bearing liabilities	$815,932	0.81%	$716,593	0.68%	$852

Provision for Loan Losses. The provision for loan losses was $200,000 during the six months ended December 31, 2017, compared to $760,000 for the six months ended December 31, 2016, primarily due to decreases in nonaccruing loans during the six months end 2017, partially offset by the additional provision taken due to the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Provision for loan losses	$200	$760
Net recoveries	37	61
Allowance for loan losses	8,760	8,060
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	1,535	2,498
Allowance for loan losses as a percentage of nonaccrual loans at end of period	570.7%	322.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.4%
Total loans	$786,141	$697,305

Noninterest Income. Noninterest income increased $282,000, or 10.2%, to $3.1 million for the six months ended December 31, 2017 from $2.8 million for the six months ended December 31, 2016, primarily due to a $229,000 net gain on sale of investment securities. We also had a $70,000 increase in the net gain on sales of loans due to an increase the sale of one- to four family residential loans during the period.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,800	$1,802	$(2)	(0.1)%
Mortgage servicing fees, net of amortization	170	119	51	42.9
Net gain on sale of loans	499	429	70	16.3
Net gain on sale of investment securities	229	—	229	100.0
Increase in cash surrender value of bank-owned life insurance	311	363	(52)	(14.3)
Other income	46	60	(14)	(23.3)
Total noninterest income	$3,055	$2,773	$282	10.2%

Noninterest Expense. Noninterest expense increased $1.8 million, or 12.6%, to $16.1 million for the six months ended December 31, 2017, compared to $14.3 million for the six months ended December 31, 2016, primarily as a result of a $1.1 million increase in compensation and benefits, as we added more staff to manage our operations and growth, reward our staff and management for performance through incentive programs and sales commissions, and have implemented retention tools such as our stock awards program. The opening of our newest branches in Bellingham, Washington and Bainbridge Island, Washington, have significantly contributed to our increased compensation and benefits and occupancy and equipment expense during the six months ended December 31, 2017 as compared to the same period in 2016. Professional fees increased as compared to the same six month period last year as we continued to utilize consulting and professional services to assist with operating our business.
Other noninterest expense increased primarily as a result of increased expenses related to loan and deposit products and other organizational expenses. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended December 31,		Increase (Decrease)
	2017	2016	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,042	$7,962	$1,080	13.6%
Real estate owned and repossessed assets expense (income), net	37	52	(15)	(28.8)
Data processing	1,244	1,451	(207)	(14.3)
Occupancy and equipment	2,190	1,899	291	15.3
Supplies, postage, and telephone	432	320	112	35.0
Regulatory assessments and state taxes	259	234	25	10.7
Advertising	396	289	107	37.0
Professional fees	897	681	216	31.7
FDIC insurance premium	144	126	18	14.3
Other	1,506	1,326	180	13.6
Total	$16,147	$14,340	$1,807	12.6%

Provision for Income Tax. An income tax expense of $2.0 million was recorded for the six months ended December 31, 2017 compared to an income tax expense of $853,000 for the six months ended December 31, 2016. The increase was mainly due to the net DTA revaluation expensed through the provision for income taxes as result of the passage of the Tax Act. The legislation has resulted in a $1.8 million decrease in the value of our deferred tax asset and a $725,000 decrease to the deferred tax asset valuation allowance, which resulted in a $1.1 million increase to the Company's income tax expense.

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

The following table represents nonperforming assets and TDRs at the dates indicated.

	June 30, 2017	June 30, 2016
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$1,042	$2,413
Commercial real estate	426	474
Construction and land	28	91
Total real estate loans	1,496	2,978

Commercial business loans:	—	—

	June 30, 2017	June 30, 2016
	(In thousands)
Consumer loans:
Home equity	398	167
Other	21	112
Total consumer loans	419	279

Total nonaccruing loans	1,915	3,257

Real estate owned:
One- to four-family	86	—
Commercial real estate	—	—
Construction and land	—	22
Total real estate owned	86	22

Repossessed automobiles and recreational vehicles	18	59

Total nonperforming assets	$2,019	$3,338

TDR loans:
One- to four-family	$4,029	$4,285
Multi-family	118	122
Commercial real estate	1,397	1,314
Total real estate loans	5,544	5,721

Home equity	312	464
Commercial business	289	360
Total restructured loans	$6,145	$6,545

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.5%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$673	$944

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

Of the $4.2 million increase in net interest income during the year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, $4.6 million was the result of an increase in volume, partially offset by a decrease of $380,000 due to changes in rates. Loans receivable was the main contributor to the increase in net interest income with $6.4 million due to an increase in average volume, partially offset by an $840,000 decrease due to changes in rates.

The cost of average interest-bearing liabilities decreased to 0.70% for the year ended June 30, 2017, compared to 0.71% for the prior fiscal year, due primarily to a higher percentage of interest-bearing liabilities held in deposits at average rates lower than the average cost of borrowings as compared to the prior year.

Interest Income. Total interest income increased $4.6 million, or 14.3%, to $36.8 million for the year ended June 30, 2017 from $32.2 million for the comparable period in 2016, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $5.6 million, to $29.3 million for the year ended June 30, 2017 from $23.7 million for the year ended June 30, 2016, due to an increase in the average balance of net loans receivable of $146.3 million during the year. Average loan yields decreased 12 basis points compared to the year ended June 30, 2016, as higher yielding loans continued to pay off and were replaced with loans at lower interest rates.

Interest income on investment securities decreased $541,000 to $2.6 million for the year ended June 30, 2017 compared to $3.1 million for the year ended June 30, 2016, due to a $31.9 million decrease in the average balance of investment securities to $86.1 million for the year ended June 30, 2017 compared to $118.0 million for the year ended June 30, 2016, partially offset by an increase in average yield of 35 basis points due primarily to adjustable-rate securities repricing at higher rates compared to the same period in 2016. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds.

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

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2017 and June 30, 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2017	Six Months Ended December 31,
		2017			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.12%	$731,949	$15,983	4.37%	$654,120	$13,912	4.25%	$501,617	$11,268	4.49%
Investment securities	2.32	124,854	1,606	2.57	92,300	1,266	2.74	130,709	1,565	2.39
Mortgage-backed securities	2.67	203,386	2,545	2.50	207,604	2,196	2.12	243,681	2,553	2.10
FHLB dividends	2.61	5,626	81	2.88	4,068	62	3.05	4,630	45	1.94
Interest-bearing deposits in banks	0.56	11,663	71	1.22	13,474	24	0.36	25,527	34	0.27
Total interest-earning assets (2)	3.57	1,077,478	20,286	3.77%	971,566	17,460	3.59	906,164	15,465	3.41

Interest-bearing liabilities:
Savings accounts	0.05	$101,612	$28	0.06%	$95,129	$19	0.04%	$89,558	$19	0.04%
Transaction accounts	0.01	113,129	9	0.02	107,513	8	0.01	98,502	7	0.01
Money market accounts	0.33	263,435	417	0.32	274,409	390	0.28	233,404	286	0.25
Certificates of deposit	1.27	228,665	1,427	1.25	167,151	926	1.11	146,335	699	0.96
Total deposits	0.45	706,841	1,881	0.53	644,202	1,343	0.42	567,799	1,011	0.36
Borrowings	2.13	109,091	1,412	2.59	72,391	1,098	3.03	85,831	1,397	3.26
Total interest-bearing liabilities	0.69	815,932	3,293	0.81%	716,593	2,441	0.68	653,630	2,408	0.74

Net interest income			$16,993			$15,019			$13,057
Net interest rate spread	2.88			2.96			2.91			2.67
Net earning assets		$261,546			$254,973			$252,534
Net interest margin (3)	n/a			3.15			3.09			2.88
Average interest-earning assets to average interest-bearing liabilities		132.1%			135.6%			138.6%
(1) The average loans receivable, net balances include nonaccruing loans.
(2) Includes interest-bearing deposits (cash) at other financial institutions.
(3) Net interest income divided by average interest-earning assets.

	At June 30, 2017	Year Ended June 30,
		2017			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.50%	$682,957	$29,274	4.29%	$536,706	$23,691	4.41%	$491,497	$22,046	4.49%
Investment securities	2.65	86,113	2,555	2.97	118,010	3,096	2.62	88,764	1,850	2.08
Mortgage-backed securities	2.64	210,434	4,779	2.27	244,246	5,223	2.14	181,727	3,466	1.91
FHLB dividends	3.11	4,455	126	2.83	4,600	104	2.26	9,463	12	0.13
Interest-bearing deposits in banks	0.99	11,648	70	0.60	17,222	58	0.34	50,098	113	0.23
Total interest-earning assets (2)	3.95	995,607	36,804	3.70	920,784	32,172	3.49	821,549	27,487	3.35

Interest-bearing liabilities:
Savings accounts	0.06	$96,526	$42	0.04	$90,482	36	0.04	$102,696	38	0.04
Transaction accounts	0.01	109,310	17	0.02	100,117	14	0.01	106,130	10	0.01
Money market accounts	0.31	279,295	828	0.30	241,046	609	0.25	217,901	436	0.20
Certificates of deposit	1.19	174,838	1,972	1.13	150,463	1,510	1.00	138,287	1,185	0.86
Total deposits	0.42	659,969	2,859	0.43	582,108	2,169	0.37	565,014	1,669	0.30
Borrowings	3.07	81,438	2,300	2.82	85,239	2,601	3.05	90,730	2,923	3.22
Total interest-bearing liabilities	0.65	741,407	5,159	0.70	667,347	4,770	0.71	655,744	4,592	0.70

Net interest income			$31,645			$27,402			$22,895
Net interest rate spread	3.30			2.78			2.78			2.65
Net earning assets		$254,200			$253,437			$165,805
Net interest margin (3)	n/a			3.18			2.98			2.79
Average interest-earning assets to average interest-bearing liabilities		134.3%			138.0%			125.3%
(1) The average loans receivable, net balances include nonaccruing loans.
(2) Includes interest-bearing deposits (cash) at other financial institutions.
(3) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Six Months Ended			Six Months Ended
	December 31, 2017 vs. 2016			December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$1,632	$439	$2,071	$3,424	$(780)	$2,644
Investment and mortgage-backed securities	405	284	689	(838)	182	(656)
FHLB stock	24	(5)	19	(5)	22	17
Other(1)	(3)	50	47	(16)	6	(10)
Total interest-earning assets	$2,058	$768	$2,826	$2,565	$(570)	$1,995

Interest-bearing liabilities:
Savings accounts	$1	$8	$9	$1	$(1)	$—
Interest-bearing transaction accounts	—	1	1	—	1	1
Money market accounts	(18)	45	27	57	47	104
Certificates of deposit	341	160	501	101	126	227
Borrowings	554	(240)	314	(216)	(83)	(299)
Total interest-bearing liabilities	$878	$(26)	$852	$(57)	$90	$33

Net change in interest income	$1,180	$794	$1,974	$2,622	$(660)	$1,962

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

	Year Ended			Year Ended
	June 30, 2017 vs. 2016			June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable	$6,423	$(840)	$5,583	$2,030	$(385)	$1,645
Investment and mortgage-backed securities	(1,560)	575	(985)	1,802	1,201	3,003
FHLB stock	(3)	25	22	(6)	98	92
Other(1)	(19)	31	12	(76)	21	(55)
Total interest-earning assets	$4,841	$(209)	$4,632	$3,750	$935	$4,685

Interest-bearing liabilities:
Savings accounts	$5	$1	$6	$(2)	$—	$(2)
Interest-bearing transaction accounts	1	2	3	4	—	4
Money market accounts	87	132	219	46	127	173
Certificates of deposit	240	222	462	105	220	325
Borrowings	(115)	(186)	(301)	(177)	(145)	(322)
Total interest-bearing liabilities	$218	$171	$389	$(24)	$202	$178

Net change in interest income	$4,623	$(380)	$4,243	$3,774	$733	$4,507

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

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Except for certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve month constant maturity treasury, or the London Interbank Offered Rate ("LIBOR"), deposit accounts typically reprice more quickly in response to changes in market interest rates than mortgage loans because of their shorter maturities. As a result, sharp increases in interest rates may adversely affect earnings. Typically, decreases in interest rates beneficially affect our earnings in the short term, but with the Federal Reserve Board maintaining a low federal funds rate for a prolonged period of time, decreases in interest rates adversely affect earnings due to prepayments and refinancing associated with loans and investment securities, which are then reinvested in lower yielding assets, reducing interest income. In contrast, First Federal has little or no long-term ability to reduce funding costs associated with deposits and borrowings.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at December 31, 2017, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2017
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 300	$184,748	$(8,615)	(4.5)%	17.1%
+ 200	189,623	(3,740)	(1.9)	17.0
+ 100	193,810	447	0.2	16.9
0	193,363	—	—	16.4
- 100	173,373	(19,990)	(10.3)	14.3

Using the same assumptions as above, the sensitivity of our projected net interest income for the year ended December 31, 2017, is as follows:

December 31, 2017
Basis Point Change in Interest Rates	Projected Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 300	$32,405	$(3,966)	(10.9)%
+ 200	33,897	(2,474)	(6.8)
+ 100	35,336	(1,035)	(2.8)
0	36,371	—	—
- 100	34,852	(1,519)	(4.2)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $36.8 million, and securities classified as available-for-sale provide additional sources of liquidity with a market value of $290.2 million at December 31, 2017. We have pledged collateral to support borrowings from the FHLB of $144.1 million, and have established a borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of December 31, 2017.

At December 31, 2017, we had $543,000 in loan commitments outstanding and an additional $59.6 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2017 totaled $139.6 million, or 58.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into money market accounts. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At December 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $23.2 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended December 31, 2017 and the year ended June 30, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2017, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years		After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$139,613	$82,638		$16,975	$27	$239,253
FHLB advances	84,100	50,000		10,000	—	144,100
Operating leases	317	509		422	1,893	3,141
Borrower taxes and insurance	1,228	—	—	—	—	1,228
Deferred compensation	106	78		32	480	696
Total contractual obligations	$225,364	$133,225		$27,429	$2,400	$388,418

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2017:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate loans	$543	$543
Unfunded commitments under lines of credit or existing loans	59,394	59,394
Standby letters of credit	183	183
Total	$60,120	$60,120

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement began to be phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2017, the conservation buffer was 1.25%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards. At December 31, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2017.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$142,756	12.5%	$45,558	4.0%	$56,948	5.0%
Consolidated company	178,578	15.4	46,495	4.0	58,119	5.0
Common equity tier I (to risk-weighted assets)
Bank only	142,756	18.0	35,779	4.5	51,681	6.5
Consolidated company	178,578	22.4	35,905	4.5	51,863	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	142,756	18.0	47,705	6.0	63,607	8.0
Consolidated company	178,578	22.4	47,873	6.0	63,831	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	151,752	19.1	63,607	8.0	79,509	10.0
Consolidated company	187,574	23.5	63,831	8.0	79,789	10.0

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

Item 8. Financial Statements and Supplementary Data

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
First Northwest Bancorp and Subsidiary
Port Angeles, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of December 31, 2017, June 30, 2017 and June 30, 2016 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the six-month period ended December 31, 2017, and each of the three years in the period ended June 30, 2017, and related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, June 30, 2017 and June 30, 2016, and the consolidated results of their operations and their cash flows for the six-months ended December 31, 2017, and each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Everett, Washington
March 12, 2018

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,	June 30,
ASSETS	2017	2017	2016

Cash and due from banks	$13,777	$14,510	$12,841
Interest-bearing deposits in banks	23,024	9,782	9,809
Investment securities available for sale, at fair value	290,242	228,593	267,857
Investment securities held to maturity, at amortized cost	50,126	51,872	56,038
Loans held for sale	788	—	917
Loans receivable (net of allowance for loan losses of $8,760, $8,523, and $7,239)	779,111	726,786	619,844
Federal Home Loan Bank (FHLB) stock, at cost	7,023	4,368	4,403
Accrued interest receivable	3,745	3,020	2,802
Premises and equipment, net	13,739	13,236	13,519
Mortgage servicing rights, net	1,095	986	998
Bank-owned life insurance, net	28,724	28,413	18,282
Real estate owned and repossessed assets	23	104	81
Prepaid expenses and other assets	4,242	6,006	2,711

Total assets	$1,215,659	$1,087,676	$1,010,102

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$885,032	$823,760	$723,287
Borrowings	144,100	77,427	80,672
Accrued interest payable	325	208	189
Accrued expenses and other liabilities	7,929	7,417	15,173
Advances from borrowers for taxes and insurance	1,228	1,143	1,040

Total liabilities	1,038,614	909,955	820,361

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,785,507 at December 31, 2017; issued and outstanding 11,902,146 at June 30, 2017; and issued and outstanding 12,676,660 at June 30, 2016	118	119	127
Additional paid-in capital	111,106	112,058	122,595
Retained earnings	78,602	77,515	77,301
Accumulated other comprehensive (loss) income, net of tax	(1,573)	(434)	1,895
Unearned employee stock ownership plan (ESOP) shares	(11,208)	(11,537)	(12,177)

Total shareholders' equity	177,045	177,721	189,741

Total liabilities and shareholders' equity	$1,215,659	$1,087,676	$1,010,102

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015

INTEREST INCOME
Interest and fees on loans receivable	$15,983	$29,274	$23,691	$22,046
Interest on mortgage-backed and related securities	2,545	4,779	5,223	3,466
Interest on investment securities	1,606	2,555	3,096	1,850
Interest-bearing deposits and other	71	70	58	113
FHLB dividends	81	126	104	12

Total interest income	20,286	36,804	32,172	27,487
INTEREST EXPENSE
Deposits	1,881	2,859	2,169	1,669
Borrowings	1,412	2,300	2,601	2,923

Total interest expense	3,293	5,159	4,770	4,592

Net interest income	16,993	31,645	27,402	22,895
PROVISION FOR LOAN LOSSES	200	1,260	233	—

Net interest income after provision for loan losses	16,793	30,385	27,169	22,895
NONINTEREST INCOME
Loan and deposit service fees	1,800	3,511	3,570	3,404
Mortgage servicing fees, net	170	232	255	305
Net gain on sale of loans	499	757	234	548
Net gain on sale of investment securities	229	—	1,567	—
Increase in cash surrender value of bank-owned life insurance, net	311	701	114	102
Income from death benefit on bank-owned life insurance, net	—	768	—	—
Other income	46	205	437	348

Total noninterest income	3,055	6,174	6,177	4,707
NONINTEREST EXPENSE
Compensation and benefits	9,042	17,245	14,523	12,703
Real estate owned and repossessed assets expense (income), net	37	17	(307)	165
Data processing	1,244	2,665	2,704	2,521
Occupancy and equipment	2,190	3,879	3,492	3,058
Supplies, postage, and telephone	432	714	668	663
Regulatory assessments and state taxes	259	504	485	334
Advertising	396	685	797	433
Charitable contributions	—	—	—	9,870
Professional fees	897	1,415	1,757	1,063
FDIC insurance premium	144	251	424	544
FHLB prepayment penalty	—	—	1,193	—
Other	1,506	2,404	2,161	1,692

Total noninterest expense	16,147	29,779	27,897	33,046

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	3,701	6,780	5,449	(5,444)
PROVISION (BENEFIT) FOR INCOME TAXES	2,042	1,662	1,457	(354)

NET INCOME (LOSS)	$1,659	$5,118	$3,992	$(5,090)

Basic and diluted earnings (loss) per share	$0.16	$0.46	$0.33	$(0.42)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Six Months Ended	Years Ended June 30,
	December 31, 2017	2017	2016	2015

NET INCOME	$1,659	$5,118	$3,992	$(5,090)

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(379), $(1,194), $1,128, and $(295), respectively	(716)	(2,329)	2,179	(582)
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $(78), $0, $(533), and $0, respectively	(151)	—	(1,034)	—

Other comprehensive (loss) income, net of tax	(867)	(2,329)	1,145	(582)

COMPREHENSIVE INCOME	$792	$2,789	$5,137	$(5,672)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2015	13,100,360	$131	$126,809	$74,573	$(11,582)	$750	$190,681

Net income				3,992			3,992
Common stock repurchased	(423,700)	(4)	(4,233)	(1,264)			(5,501)
Other comprehensive income, net of tax						1,145	1,145
Purchase of ESOP shares					(1,253)		(1,253)
Allocation of ESOP shares			19		658		677

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				5,118			5,118
Common stock repurchased	(1,164,514)	(12)	(11,633)	(4,904)			(16,549)
Restricted stock awards granted net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax benefit						(2,329)	(2,329)
Share-based compensation			977				977
Allocation of ESOP shares			123		640		763

BALANCE, June 30, 2017	11,902,146	$119	$112,058	$77,515	$(11,537)	$(434)	$177,721

Net income				1,659			1,659
Common stock repurchased	(136,700)	(1)	(1,366)	(844)			(2,211)
Restricted stock awards granted net of forfeitures	35,600	—	—				—
Restricted stock awards canceled	(15,539)	—	(282)	—			(282)
Other comprehensive loss, net of tax benefit						(867)	(867)
Reclassification resulting from the Tax Cuts and Jobs Act of 2017				272		(272)	—
Share-based compensation			589				589
Allocation of ESOP shares			107		329		436

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,659	$5,118	$3,992	$(5,090)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	579	1,239	1,121	973
Amortization and accretion of premiums and discounts on investments, net	881	1,067	1,441	1,307
Amortization of deferred loan fees, net	(105)	(29)	1	80
Amortization of mortgage servicing rights	59	234	259	276
Additions to mortgage servicing rights	(168)	(222)	(70)	(197)
Provision for loan losses	200	1,260	233	—
Loss (gain) on sale of real estate owned and repossessed assets, net	10	(40)	(546)	(201)
Deferred federal income taxes	1,802	(1,153)	(907)	(1,001)
Allocation of ESOP shares	436	763	677	216
Share-based compensation	589	977	—	—
Gain on sale of loans, net	(499)	(757)	(234)	(548)
Gain on sale of securities available for sale, net	(229)	—	(1,567)	—
Real estate owned and repossessed assets market value adjustments	19	32	140	212
Increase in cash surrender value of life insurance, net	(311)	(701)	(114)	(102)
Income from death benefit on bank-owned life insurance, net	—	(768)	—	—
Origination of loans held for sale	(10,977)	(32,736)	(8,570)	(22,037)
Proceeds from loans held for sale	10,688	34,410	7,997	23,088
Change in assets and liabilities:
Increase in accrued interest receivable	(725)	(218)	(256)	(274)
Decrease (increase) in prepaid expenses and other assets	422	396	(890)	750
Increase (decrease) in accrued interest payable	117	19	(76)	3
Increase (decrease) in accrued expenses and other liabilities	512	(7,756)	7,951	1,372

Net cash from operating activities	4,959	1,135	10,582	(1,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(112,512)	(41,509)	(123,194)	(149,036)
Proceeds from maturities, calls, and principal repayments of securities available for sale	28,467	76,459	47,481	27,147
Proceeds from sales of securities available for sale	20,550	—	109,065	—
Purchase of securities held to maturity	—	—	—	(14,897)
Proceeds from maturities, calls, and principal repayments of securities held to maturity	1,613	3,884	5,178	6,251
(Purchase) redemption of FHLB stock	(2,655)	35	404	5,240
Purchase of bank-owned life insurance	—	(10,000)	—	—
Proceeds from sale of real estate owned and repossessed assets	97	207	3,591	1,470
Net (increase) decrease in loans receivable	(52,465)	(108,395)	(133,543)	5,633
Purchase of premises and equipment, net	(1,082)	(956)	(2,060)	(1,266)

Net cash from investing activities	(117,987)	(80,275)	(93,078)	(119,458)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$61,272	$100,473	$76,123	$46,765
Proceeds from FHLB advances	285,597	290,645	160,223	17,150
Repayment of FHLB advances	(218,924)	(293,890)	(169,475)	(32,250)
Repayment of notes payable	—	—	(109)	—
Net increase in advances from borrowers for taxes and insurance	85	103	108	(106)
Purchase of ESOP shares	—	—	(1,253)	(11,799)
Proceeds from issuance of common stock, net	—	—	—	126,941
Net share settlement of stock awards	(282)	—	—	—
Repurchase of common stock	(2,211)	(16,549)	(5,501)	—

Net cash from financing activities	125,537	80,782	60,116	146,701

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,509	1,642	(22,380)	26,070

CASH AND CASH EQUIVALENTS, beginning of period	24,292	22,650	45,030	18,960

CASH AND CASH EQUIVALENTS, end of period	$36,801	$24,292	$22,650	$45,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$3,176	$5,140	$4,846	$4,589

Income taxes	$661	$2,506	$2,086	$330

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(1,324)	$(3,523)	$1,740	$(877)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$45	$222	$1,352	$2,585

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of operations - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). First Northwest and the Bank are collectively referred to as the "Company." In connection with the Conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the conversion, resulting in the issuance of a total of 13,100,360 shares. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million were contributed to the Bank upon Conversion.

At the time of Conversion, the Bank established a liquidation account in an amount equal to its total net worth, approximately $79.7 million, as of June 30, 2014, the latest statement of financial condition appearing in First Northwest's prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends, and the Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Pursuant to the Plan of Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 31, 2017, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2017, First Northwest had allocated 148,137 shares from the total shares purchased to participants.

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
Change in Fiscal Year - The Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective December 31, 2017. As a result of this change, the consolidated financial statements include the Company's financial results for the six month transition period from July 1, 2017 to December 31, 2017. The following tables present certain comparative transition period condensed financial information for the six months ended December 31, 2017, 2016 and 2015, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
		(Unaudited)	(Unaudited)
Interest income	$20,286	$17,460	$15,465
Interest expense	3,293	2,441	2,408
Net interest income	16,993	15,019	13,057
Provision for loan losses	200	760	—
Net interest income after provision for loan losses	16,793	14,259	13,057
Noninterest income	3,055	2,773	3,141
Noninterest expense	16,147	14,340	13,598
Income before provision for income taxes	3,701	2,692	2,600
Provision for income taxes	2,042	853	659
Net income	$1,659	$1,839	$1,941

Basic and diluted earnings per share	$0.16	$0.16	$0.16

Basic weighted average common shares outstanding	10,606,798	11,409,649	12,094,515

Diluted weighted average common shares outstanding	10,703,081	11,452,017	12,094,515

	For the Six Months Ended December 31,
	2017	2016	2015
	(In thousands)
		(Unaudited)	(Unaudited)
Net cash from operating activities	$4,959	$(4,338)	$1,461
Net cash from investing activities	(117,987)	(39,392)	(44,723)
Net cash from financing activities	125,537	43,729	21,892
Net increase (decrease) in cash and cash equivalents	12,509	(1)	(21,370)
Cash and cash equivalents, beginning of period	24,292	22,650	45,030
Cash and cash equivalents, end of period	$36,801	$22,649	$23,660

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$3,176	$2,426	$2,463
Income taxes	661	1,661	1,277

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $10.1 million, $8.8 million and $6.7 million at December 31, 2017, June 30, 2017 and June 30, 2016, respectively. First Federal was in compliance with its reserve requirements at December 31, 2017, June 30, 2017 and June 30, 2016.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at December 31, 2017, June 30, 2017 or June 30, 2016. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

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

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2017 and

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017, First Federal’s minimum investment requirement was approximately $7.0 million and $4.4 million, respectively. First Federal was in compliance with the FHLB minimum investment requirement at December 31, 2017 and June 30, 2017. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at December 31, 2017 and June 30, 2017.

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

Mortgage servicing rights - Originated servicing rights are recorded when mortgage loans are originated and subsequently sold with the servicing rights retained. Servicing assets are initially recognized at fair value with the income statement effect recorded in gains on sales of loans and amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial asset. To determine the fair value of servicing rights, management uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used. The initial fair value relating to the servicing rights is capitalized and amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income.

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

Mortgage servicing income represents fees earned for servicing loans. Fees for servicing mortgage loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned, unless collection is doubtful. The caption in the consolidated statement of income “Mortgage servicing fees, net” includes mortgage servicing income, amortization of mortgage servicing rights, the effects of mortgage servicing run-off, and impairment, if applicable.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Periodically, First Federal sells mortgage loans with “life of the loan” recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2017, June 30, 2017 and June 30, 2016, was approximately $5.6 million, $6.5 million and $7.2 million, respectively. Of these loans, no loans were repurchased during the six months ended December 31, 2017. One loan was repurchased in the amount of $100,000 during the year ended June 30, 2017, and two loans were repurchased in the amount of $151,000 during the year ended June 30, 2016. There is an associated allowance of $25,000, $33,000 and $57,000 at December 31, 2017, June 30, 2017 and June 30, 2016, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets related to these loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements - In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU No. 2014-09 one year. ASU No. 2014-09 created Topic 606 and supersedes Topic 605, Revenue Recognition. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2015-14 is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is permitted for interim and annual periods beginning after December 15, 2016. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Based on our assessment of revenue streams, the Company believes ASU 2015-14 will not have a material impact on the Company's consolidated financial statements. The accounting guidance will be adopted for the quarter ending March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of equity securities along with enhanced disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company did not have any equity securities included in the investment portfolio at December 31, 2017, that would fall within the scope of ASU 2016-01. The Company adopted ASU 2016-01 for the quarter ending March 31, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The Company is compiling an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Changes in Shareholders' Equity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company will change processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. At this time, we do not anticipate an increase to the ALLL as a result of the implementation of this ASU based on the preliminary review and testing of different models being evaluated. The Company has formed an internal project management team which will coordinate and monitor implementation progress, work with our third-party vendor, and implement changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides specific guidance on eight classification issues in order to achieve more consistent reporting. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 as of January 1, 2018 and believes the adoption will not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium using the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU No. 2017-08 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 for the quarter ending March 31, 2018. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the DTA to the new corporate tax rate of 21% as a result of the Tax Act. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt ASU 2018-02 effective for the six months ended December 31, 2017, and applied the provisions retrospectively within its consolidated

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheets and statements of shareholders' equity. This adoption resulted in a one-time reclassification of the effect of remeasuring deferred tax liabilities related to items, primarily unrealized gains and losses on investments, within accumulated other comprehensive income ("AOCI") to retained earnings resulting from the change in the U.S. corporate income tax rate. This reclassification resulted in a decrease to AOCI and an increase to retained earnings in the amount of $272,000 for the six months ended December 31, 2017, with no net impact to total stockholders' equity.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2017, are summarized as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$13,058	$391	$(15)	$13,434
U.S. government agency issued asset-backed securities (ABS agency)	21,972	36	(238)	21,770
Corporate issued asset-backed securities (ABS corporate)	22,823	—	(55)	22,768
Corporate issued debt securities (Corporate debt)	19,835	195	(122)	19,908
U.S. Small Business Administration securities (SBA)	47,325	98	(149)	47,274

Total	$125,013	$720	$(579)	$125,154

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$146,532	$36	$(2,026)	$144,542
Corporate issued mortgage-backed securities (MBS corporate)	20,721	18	(193)	20,546

Total	$167,253	$54	$(2,219)	$165,088

Total securities available for sale	$292,266	$774	$(2,798)	$290,242

Held to Maturity
Investment Securities
Municipal bonds	$13,963	$156	$—	$14,119
SBA	399	—	(4)	395

Total	$14,362	$156	$(4)	$14,514

Mortgage-Backed Securities
MBS agency	$35,764	$338	$(350)	$35,752

Total securities held to maturity	$50,126	$494	$(354)	$50,266

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2017, are summarized as follows:

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$21,540	$686	$(3)	$22,223
Agency bonds	5,050	—	(124)	4,926
ABS agency	7,883	—	(235)	7,648
ABS corporate	9,921	—	(108)	9,813
SBA	14,195	36	(53)	14,178

Total	$58,589	$722	$(523)	$58,788

Mortgage-Backed Securities
MBS agency	$144,380	$110	$(1,054)	$143,436
MBS corporate	26,324	126	(81)	26,369

Total	$170,704	$236	$(1,135)	$169,805

Total securities available for sale	$229,293	$958	$(1,658)	$228,593

Held to Maturity
Investment Securities
Municipal bonds	$14,120	$306	$—	$14,426
SBA	443	—	(1)	442

Total	$14,563	$306	$(1)	$14,868

Mortgage-Backed Securities
MBS agency	$37,309	$566	$(122)	$37,753

Total securities held to maturity	$51,872	$872	$(123)	$52,621

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2016, are summarized as follows:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$21,609	$1,570	$—	$23,179
Agency bonds	15,036	15	(3)	$15,048
ABS agency	8,751	—	(816)	7,935
ABS corporate	29,690	16	(325)	$29,381
SBA	9,335	166	—	$9,501

Total	$84,421	$1,767	$(1,144)	$85,044

Mortgage-Backed Securities
MBS agency	$139,449	$2,228	$(28)	$141,649
MBS corporate	41,164	100	(100)	$41,164

Total	$180,613	$2,328	$(128)	$182,813

Total securities available for sale	$265,034	$4,095	$(1,272)	$267,857

Held to Maturity
Investment Securities
Municipal bonds	$14,425	$633	$—	$15,058
SBA	497	1	—	498

Total	$14,922	$634	$—	$15,556

Mortgage-Backed Securities
MBS agency	$41,116	$2,257	$(1)	$43,372

Total securities held to maturity	$56,038	$2,891	$(1)	$58,928

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(11)	$4,276	$(4)	$114	$(15)	$4,390
ABS Agency	—	—	(238)	7,294	(238)	7,294
ABS corporate	(55)	22,768	—	—	(55)	22,768
Corporate debt	(122)	4,864	—	—	(122)	4,864
SBA	(45)	7,421	(104)	8,067	(149)	15,488

Total	$(233)	$39,329	$(346)	$15,475	$(579)	$54,804

Mortgage-Backed Securities
MBS agency	$(394)	$57,081	$(1,632)	$85,421	$(2,026)	$142,502
MBS corporate	(22)	5,808	(171)	10,172	(193)	15,980

Total	$(416)	$62,889	$(1,803)	$95,593	$(2,219)	$158,482

Held to Maturity
Investment Securities
SBA	$(4)	$395	$—	$—	$(4)	$395

Mortgage-Backed Securities
MBS agency	$(6)	$1,001	$(344)	$18,494	$(350)	$19,495

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2017, there were 63 investment securities with $3.2 million of unrealized losses and a fair value of approximately $233.2 million. At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million. At June 30, 2016, there were 15 investment securities with $1.3 million of unrealized losses and a fair value of approximately $65.6 million.

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

There were no OTTI losses during the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015

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

	December 31, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,363	7,260	1,957	1,973
Due after five through ten years	13,337	13,127	2,835	2,792
Due after ten years	146,553	144,701	30,972	30,987

Total mortgage-backed securities	167,253	165,088	35,764	35,752

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,388	4,380	—	—
Due after five through ten years	29,482	29,661	9,491	9,574
Due after ten years	91,143	91,113	4,871	4,940

Total all other investment securities	125,013	125,154	14,362	14,514

Total investment securities	$292,266	$290,242	$50,126	$50,266

	June 30, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,518	2,550
Due after five through ten years	19,009	18,919	3,260	3,233
Due after ten years	151,695	150,886	31,531	31,970

Total mortgage-backed securities	170,704	169,805	37,309	37,753

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,890	6,848	—	—
Due after five through ten years	22,042	22,124	9,637	9,817
Due after ten years	29,657	29,816	4,926	5,051

Total all other investment securities	58,589	58,788	14,563	14,868

Total investment securities	$229,293	$228,593	$51,872	$52,621

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,263	2,324
Due after five through ten years	18,089	18,668	3,701	3,768
Due after ten years	162,524	164,145	35,152	37,280

Total mortgage-backed securities	180,613	182,813	41,116	43,372

All other investment securities:
Due within one year	7,000	6,921	—	—
Due after one through five years	11,780	11,950	—	—
Due after five through ten years	14,440	14,668	9,711	10,094
Due after ten years	51,201	51,505	5,211	5,462

Total all other investment securities	84,421	85,044	14,922	15,556

Total investment securities	$265,034	$267,857	$56,038	$58,928

Sales of available-for-sale securities were as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Proceeds	$20,550	$—	$109,065	$—
Gross gains	362	—	1,727	—
Gross losses	(133)	—	(160)	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Real Estate:
One- to four-family	$355,391	$328,243	$308,471
Multi-family	73,767	58,101	46,125
Commercial real estate	202,956	202,038	161,182
Construction and land	71,145	71,630	50,351
Total real estate loans	703,259	660,012	566,129

Consumer:
Home equity	38,473	35,869	33,909
Other consumer	28,106	21,043	9,023
Total consumer loans	66,579	56,912	42,932

Commercial business loans	16,303	17,073	16,924

Total loans	786,141	733,997	625,985

Less:
Net deferred loan fees	724	904	1,182
Premium on purchased loans, net	(2,454)	(2,216)	(2,280)
Allowance for loan losses	8,760	8,523	7,239

Total loans receivable, net	$779,111	$726,786	$619,844

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Adjustable-rate loans
Due within one year	$78,675	$109,039	$91,638
After one but within five years	221,664	213,265	180,031
After five but within ten years	114,880	90,873	58,812
After ten years	1,223	5,299	—
	416,442	418,476	330,481
Fixed-rate loans
Due within one year	9,475	7,632	9,035
After one but within five years	37,838	34,436	38,202
After five but within ten years	87,786	58,360	43,059
After ten years	234,600	215,093	205,208
	369,699	315,521	295,504
	$786,141	$733,997	$625,985

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Six Months Ended December 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
Provision for loan losses	(112)	137	112	(36)	(6)	231	(904)	778	200
Charge-offs	—	—	—	—	(47)	(159)	—	—	(206)
Recoveries	102	—	—	1	22	117	1	—	243
Ending balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
General reserve	3,014	647	1,719	647	779	703	262	792	8,563
Specific reserve	47	1	128	1	8	9	3	—	197

Total loans	$355,391	$73,767	$202,956	$71,145	$38,473	$28,106	$16,303	$—	$786,141
General reserves (1)	351,545	73,652	201,885	71,093	37,838	28,047	16,020	—	780,080
Specific reserves (2)	3,846	115	1,071	52	635	59	283	—	6,061

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(34)	170	467	82	(90)	376	836	(547)	1,260
Charge-offs	—	—	—	—	(81)	(252)	(5)	—	(338)
Recoveries	113	—	—	2	156	89	2	—	362
Ending balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523

	At June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
General reserve	2,988	510	1,718	682	797	501	961	14	8,171
Specific reserve	83	1	17	1	21	22	207	—	352

Total loans	$328,243	$58,101	$202,038	$71,630	$35,869	$21,043	$17,073	$—	$733,997
General reserves (1)	323,592	57,983	200,467	71,602	35,160	21,021	16,784	—	726,609
Specific reserves (2)	4,651	118	1,571	28	709	22	289	—	7,388

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Six Months Ended
	December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$382	$407	$—	$723	$7
Multi-family	—	—	—	—	—
Commercial real estate	256	378	—	292	—
Construction and land	—	3	—	—	—
Home equity	365	515	—	375	5
Other consumer	—	124	—	—	3
Commercial business	—	4	—	—	—
Total	1,003	1,431	—	1,390	15

With an allowance recorded:
One- to four-family	3,464	3,718	47	3,591	112
Multi-family	115	115	1	116	3
Commercial real estate	815	821	128	1,015	16
Construction and land	52	76	1	40	3
Home equity	270	338	8	291	11
Other consumer	59	67	9	36	1
Commercial business	283	283	3	286	7
Total	5,058	5,418	197	5,375	153

Total impaired loans:
One- to four-family	3,846	4,125	47	4,314	119
Multi-family	115	115	1	116	3
Commercial real estate	1,071	1,199	128	1,307	16
Construction and land	52	79	1	40	3
Home equity	635	853	8	666	16
Other consumer	59	191	9	36	4
Commercial business	283	287	3	286	7
Total	$6,061	$6,849	$197	$6,765	$168

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	June 30, 2017			June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$646	$845	$—	$1,623	$12
Multi-family	—	—	—	—	—
Commercial real estate	297	406	—	383	—
Construction and land	—	—	—	—	—
Home equity	379	410	—	232	6
Other consumer	—	124	—	—	4
Commercial business	—	—	—	—	—
Total	1,322	1,785	—	2,238	22

With an allowance recorded:
One- to four-family	4,005	4,295	83	3,897	213
Multi-family	118	118	1	120	6
Commercial real estate	1,274	1,278	17	1,229	68
Construction and land	28	52	1	39	2
Home equity	330	398	21	353	23
Other consumer	22	50	22	53	—
Commercial business	289	289	207	338	15
Total	6,066	6,480	352	6,029	327

Total impaired loans:
One- to four-family	4,651	5,140	83	5,520	225
Multi-family	118	118	1	120	6
Commercial real estate	1,571	1,684	17	1,612	68
Construction and land	28	52	1	39	2
Home equity	709	808	21	585	29
Other consumer	22	174	22	53	4
Commercial business	289	289	207	338	15
Total	$7,388	$8,265	$352	$8,267	$349

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	June 30, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$2,386	$2,728	$—	$2,178	$69
Multi-family	—	—	—	284	—
Commercial real estate	475	558	—	325	12
Construction and land	—	—	—	14	—
Home equity	138	203	—	186	7
Other consumer	—	47	—	3	3
Commercial business	—	—	—	19	—
Total	2,999	3,536	—	3,009	91

With an allowance recorded:
One- to four-family	3,715	3,910	60	3,928	200
Multi-family	122	122	1	166	6
Commercial real estate	1,182	1,187	11	1,098	69
Construction and land	91	115	11	141	9
Home equity	492	527	19	503	31
Other consumer	111	137	63	149	9
Commercial business	360	360	196	367	22
Total	6,073	6,358	361	6,352	346

Total impaired loans:
One- to four-family	6,101	6,638	60	6,106	269
Multi-family	122	122	1	450	6
Commercial real estate	1,657	1,745	11	1,423	81
Construction and land	91	115	11	155	9
Home equity	630	730	19	689	38
Other consumer	111	184	63	152	12
Commercial business	360	360	196	386	22
Total	$9,072	$9,894	$361	$9,361	$437

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the period shown:

	Year Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$4,018	$162
Multi-family	543	17
Commercial real estate	1,284	21
Construction and land	237	4
Home equity	221	8
Other consumer	—	2
Commercial business	26	4
Total	6,329	218

With an allowance recorded:
One- to four-family	3,223	227
Multi-family	128	6
Commercial real estate	1,504	49
Construction and land	185	14
Home equity	593	28
Other consumer	101	8
Commercial business	454	23
Total	6,188	355

Total impaired loans:
One- to four-family	7,241	389
Multi-family	671	23
Commercial real estate	2,788	70
Construction and land	422	18
Home equity	814	36
Other consumer	101	10
Commercial business	480	27
Total	$12,517	$573

Interest income recognized on a cash basis on impaired loans for the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015 was $135,000 $313,000, $376,000, and $473,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31,	June 30,	June 30,
	2017	2017	2016
	(In thousands)
One- to four-family	$681	$1,042	$2,413
Commercial real estate	378	426	474
Construction and land	52	28	91
Home equity	365	398	167
Other consumer	59	21	112

Total nonaccrual loans	$1,535	$1,915	$3,257

Past due loans - Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2017, June 30, 2017 and 2016.

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$213	$—	$231	$444	$354,947	$355,391
Multi-family	—	—	—	—	73,767	73,767
Commercial real estate	91	—	—	91	202,865	202,956
Construction and land	1,187	—	19	1,206	69,939	71,145
Total real estate loans	1,491	—	250	1,741	701,518	703,259

Consumer:
Home equity	383	78		461	38,012	38,473
Other consumer	77	30		107	27,999	28,106
Total consumer loans	460	108	—	568	66,011	66,579

Commercial business loans	648	—	—	648	15,655	16,303

Total loans	$2,599	$108	$250	$2,957	$783,184	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$—	$206	$—	$206	$328,037	$328,243
Multi-family	—	—	—	—	58,101	58,101
Commercial real estate	—	—	—	—	202,038	202,038
Construction and land	—	34	20	54	71,576	71,630
Total real estate loans	—	240	20	260	659,752	660,012

Consumer:
Home equity	21	294	10	325	35,544	35,869
Other consumer	28	73	—	101	20,942	21,043
Total consumer loans	49	367	10	426	56,486	56,912

Commercial business loans	—	—	—	—	17,073	17,073

Total loans	$49	$607	$30	$686	$733,311	$733,997

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$662	$88	$466	$1,216	$307,255	$308,471
Multi-family	—	—	—	—	46,125	46,125
Commercial real estate	—	—	—	—	161,182	161,182
Construction and land	—	—	46	46	50,305	50,351
Total real estate loans	662	88	512	1,262	564,867	566,129

Consumer:
Home equity	344	—	2	346	33,563	33,909
Other consumer	105	—	—	105	8,918	9,023
Total consumer loans	449	—	2	451	42,481	42,932

Commercial business loans	—	—	—	—	16,924	16,924

Total loans	$1,111	$88	$514	$1,713	$624,272	$625,985

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Federal may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. At December 31, 2017, June 30, 2017 and 2016, First Federal had $6.7 million, $3.3 million, and $4.6 million, respectively, of loans classified as substandard and no loans classified as doubtful or loss. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

The following table represents the internally assigned grade as of December 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$348,273	$4,134	$1,580	$1,404	$355,391
Multi-family	71,535	2,117	115	—	73,767
Commercial real estate	188,251	9,893	964	3,848	202,956
Construction and land	59,360	8,040	3,662	83	71,145
Total real estate loans	667,419	24,184	6,321	5,335	703,259

Consumer:
Home equity	37,502	323	93	555	38,473
Other consumer	27,646	202	146	112	28,106
Total consumer loans	65,148	525	239	667	66,579

Commercial business loans	14,230	653	772	648	16,303

Total loans	$746,797	$25,362	$7,332	$6,650	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$321,596	$3,680	$1,153	$1,814	$328,243
Multi-family	56,103	1,880	118	—	58,101
Commercial real estate	188,956	10,243	2,232	607	202,038
Construction and land	65,175	2,197	4,161	97	71,630
Total real estate loans	631,830	18,000	7,664	2,518	660,012

Consumer:
Home equity	34,913	215	57	684	35,869
Other consumer	20,676	159	173	35	21,043
Total consumer loans	55,589	374	230	719	56,912

Commercial business loans	14,143	1,464	1,451	15	17,073

Total loans	$701,562	$19,838	$9,345	$3,252	$733,997

The following table represents the internally assigned grade as of June 30, 2016, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$302,841	$2,100	$367	$3,163	$308,471
Multi-family	39,955	6,048	122	—	46,125
Commercial real estate	153,783	5,736	1,105	558	161,182
Construction and land	45,986	3,560	643	162	50,351
Total real estate loans	542,565	17,444	2,237	3,883	566,129

Consumer:
Home equity	32,661	634	76	538	33,909
Other consumer	8,632	190	83	118	9,023
Total consumer loans	41,293	824	159	656	42,932

Commercial business loans	15,080	1,454	360	30	16,924

Total loans	$598,938	$19,722	$2,756	$4,569	$625,985

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$681	$354,710	$355,391
Multi-family	—	73,767	73,767
Commercial real estate	378	202,578	202,956
Construction and land	52	71,093	71,145

Consumer:
Home equity	365	38,108	38,473
Other consumer	59	28,047	28,106

Commercial business loans	—	16,303	16,303

Total loans	$1,535	$784,606	$786,141

The following table represents the credit risk profile based on payment activity as of June 30, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$1,042	$327,201	$328,243
Multi-family	—	58,101	58,101
Commercial real estate	426	201,612	202,038
Construction and land	28	71,602	71,630

Consumer:
Home equity	398	35,471	35,869
Other consumer	21	21,022	21,043

Commercial business loans	—	17,073	17,073

Total loans	$1,915	$732,082	$733,997

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of June 30, 2016, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$2,413	$306,058	$308,471
Multi-family	—	46,125	46,125
Commercial real estate	474	160,708	161,182
Construction and land	91	50,260	50,351

Consumer:
Home equity	167	33,742	33,909
Other consumer	112	8,911	9,023

Commercial business loans	—	16,924	16,924

Total loans	$3,257	$622,728	$625,985

Troubled debt restructuring - A TDR is a loan to a borrower who is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that First Federal is granting the borrower a concession of some kind. First Federal has granted a variety of concessions to borrowers in the form of loan modifications. The modifications are generally related to the loan's interest rate, term and payment amount or a combination thereof.

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

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Total TDR loans	$4,919	$6,145	$6,545
Allowance for loan losses related to TDR loans	182	315	267
Total nonaccrual TDR loans	393	673	944

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the six months ended December 31, 2017, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$—	$146	$146

	1	$—	$—	$146	$146
Post-modification outstanding recorded investment
One- to four-family	1	$—	$—	$131	$131

	1	$—	$—	$131	$131

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the six months ended December 31, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$86	$—	$86

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

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2015, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$151	$—	$151
Home equity	1	—	50	—	50
Commercial business	1	—	105	—	105

	3	$—	$306	$—	$306
Post-modification outstanding recorded investment
One- to four-family	1	$—	$154	$—	$154
Home equity	1	—	50	—	50
Commercial business	1	—	105	—	105

	3	$—	$309	$—	$309

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2015.

No additional funds are committed to be advanced in connection with impaired loans at December 31, 2017.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2017			June 30, 2017			June 30, 2016
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$3,165	$176	$3,341	$3,608	$421	$4,029	$3,473	$812	$4,285
Multi-family	115	—	115	118	—	118	122	—	122
Commercial real estate	693	217	910	1,145	252	1,397	1,182	132	1,314
Home equity	270	—	270	312	—	312	464	—	464
Commercial business loans	283	—	283	289	—	289	360	—	360

Total TDR loans	$4,526	$393	$4,919	$5,472	$673	$6,145	$5,601	$944	$6,545

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

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	June 30, 2017	June 30, 2016	June 30, 2015
	(In thousands)
Beginning balance	$104	$81	$1,914	$810
Loans transferred to foreclosed assets	45	222	1,352	2,585
Sales	(97)	(207)	(3,591)	(1,470)
Market value adjustments	(19)	(32)	(140)	(212)
Net (loss) gain on sales	(10)	40	546	201
Ending balance	$23	$104	$81	$1,914

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
One- to four-family residential properties	$—	$86	$—
Land	—	—	22
Personal property	23	18	59

	$23	$104	$81

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Land	$2,560	$2,560	$2,560
Buildings	6,074	6,074	6,074
Building improvements	8,971	8,928	8,505
Furniture, fixtures, and equipment	7,109	7,348	7,071
Software	1,464	1,447	1,430
Automobiles	81	81	81
Construction in progress	988	75	184
	27,247	26,513	25,905
Less accumulated depreciation and amortization	(13,508)	(13,277)	(12,386)
	$13,739	$13,236	$13,519

Depreciation expense was $579,000, $1.2 million, $1.1 million, and $973,000 for the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015 respectively.

Operating rental payments for buildings were $219,000, $305,000, and $144,000, and $126,000 for the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015, respectively.

Operating lease commitments - The Bank has lease agreements with unaffiliated parties for five locations. The lease terms for our four branches and one loan production office are not individually material. Lease expirations range from one to twenty years.

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31,
Twelve-month period ending:	(In thousands)
2018	$317
2019	250
2020	259
2021	247
2022	175
Thereafter	1,893
Total minimum payments required	$3,141

Note 6 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $186.1 million, $176.3 million, and $187.7 million at December 31, 2017, June 30, 2017, and 2016, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage servicing rights for the periods shown are as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Balance at beginning of period	$986	$998	$1,187	$1,266
Additions	168	222	70	197
Amortization	(59)	(234)	(259)	(276)

Balance at end of period	$1,095	$986	$998	$1,187

There was no valuation allowance for mortgage servicing rights for the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights for the periods shown are as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015

Constant prepayment rate	12.9%	12.6%	11.0%	13.0%
Weighted-average life (years)	5.4	5.7	5.8	5.7
Yield to maturity discount	9.9%	9.8%	9.3%	9.9%

The fair values of mortgage servicing rights are approximately $1.7 million, $1.6 million, and $1.7 million at December 31, 2017, June 30, 2017 and 2016, respectively.

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Servicing fees	$228	$464	$502	$561
Late fees	7	17	18	23

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at December 31, 2017, June 30, 2017, and 2016, was $82.3 million, $68.0 million, and $43.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted- Average Interest Rate	December 31, 2017	Weighted- Average Interest Rate	June 30, 2017	Weighted- Average Interest Rate	June 30, 2016
	(In thousands)
Savings	0.05%	$103,243	0.06%	$98,894	0.04%	$91,656
Transaction accounts	0.01%	272,484	0.01%	245,889	0.01%	213,442
Money market accounts	0.33%	270,052	0.31%	267,503	0.26%	259,076
Certificates of deposit and jumbo certificates	1.27%	239,253	1.19%	211,474	1.09%	159,113

		$885,032		$823,760		$723,287

Weighted-average interest rate		0.45%		0.42%		0.34%

Maturities of certificates at the dates indicated are as follows:

December 31, 2017
(In thousands)
Within one year or less	$139,613
After one year through two years	61,906
After two years through three years	20,732
After three years through four years	10,089
After four years through five years	6,886
After five years	27

$239,253

Deposits at December 31, 2017, June 30, 2017, and 2016, include $56.2 million, $54.5 million, and $51.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $41.0 million, $41.8 million, and $47.4 million were pledged as collateral for these deposits at December 31, 2017, June 30, 2017, and 2016, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Savings	$28	$42	$36	$38
Transaction accounts	9	17	14	10
Money market accounts	417	828	609	436
Certificates of deposit and jumbo certificates	1,427	1,972	1,510	1,185
	$1,881	$2,859	$2,169	$1,669

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowings

FHLB Borrowings
First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $233.4 million, $244.2 million; and $209.2 million, and investment securities with a carrying value of $2.7 million, $3.4 million, and $5.1 million, at December 31, 2017, June 30, 2017, and 2016, respectively, pledged as collateral.

FHLB advances outstanding by type of advance were as follows:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Long-term advances	$60,000	$60,000	$60,000
Short-term fixed-rate advances	84,100	—	—
Overnight variable-rate advances	—	17,427	20,672

The maximum and average outstanding balances and average interest rates on overnight variable-rate advances were as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Maximum outstanding at any month-end	$62,960	$47,338	$50,233	$1,000
Monthly average outstanding	42,329	24,208	11,200	83
Weighted-average daily interest rates
Annual	1.38%	0.79%	0.35%	0.29%
Period End	1.54%	1.28%	0.42%	0.29%
Interest expense during the period	284	192	42	1

The maximum and average outstanding balances and average interest rates on short-term, fixed-rate advances were as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Maximum outstanding at any month-end	$84,100	$—	$—	$—
Monthly average outstanding	14,017	—	—	—
Weighted-average daily interest rates
Annual	0.26%	—%	—%	—%
Period End	1.54%	—%	—%	—%
Interest expense during the period	61	—	—	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2017
	Weighted-Average Interest Rate	Amount
	(In thousands)
Within one year or less	—%	$—
After one year through two years	2.71	15,000
After two years through three years	3.78	35,000
After three years through four years	3.82	10,000
After four years through five years	—	—
After five years	—	—
		$60,000

	June 30, 2017		June 30, 2016
	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount
	(In thousands)
Within one year or less	—%	$—	—%	$—
After one year through two years	—	—	—	—
After two years through three years	3.24	30,000	—	—
After three years through four years	3.80	30,000	3.24	30,000
After four years through five years	—	—	3.80	30,000
After five years	—	—	—	—
		$60,000		$60,000

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Maximum outstanding at any month-end	$60,000	$60,000	$89,924	$89,924
Monthly average outstanding	60,000	60,000	75,808	89,924
Weighted-average interest rates
Annual	3.52%	3.52%	3.35%	3.24%
Period End	3.52%	3.52%	3.52%	3.24%
Interest expense during the period	1,067	2,108	2,559	2,917

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Taxes on Income

The provision (benefit) for income taxes for the periods shown is summarized as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Current	$240	$2,815	$2,364	$647
Deferred	1,802	(1,153)	(907)	(1,001)
	$2,042	$1,662	$1,457	$(354)

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 34% for the six months ended December 31, 2017, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Income taxes computed at statutory rates	$1,258	$2,305	$1,853	$(1,851)
Tax credits	(157)	(78)	—	(195)
Tax-exempt income	(138)	(320)	(358)	(218)
Bank-owned life insurance income	(106)	(499)	(39)	(35)
Deferred tax asset valuation allowance	52	—	—	1,917
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	1,092	—	—	—
Other, net	41	254	1	28
	$2,042	$1,662	$1,457	$(354)

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

During the year ended June 30, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. At December 31, 2017, the balance of the contribution

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforward totaled $7.8 million. The contribution carryforward will expire in 2019. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $1.2 million and $1.9 million, at December 31, 2017 and June 30, 2017, respectively, the reduction of which predominantly relates to the change in corporate tax rate.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2017 and June 30, 2017. During the six months ended December 31, 2017 and year ended June 30, 2017, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2014.

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset was reduced through an increase to the provision for income taxes. The Company has also elected to change its tax year end from June 30 to December 31 beginning with the six months ended December 31, 2017. As a result of changing the tax year, the Company recorded an increase to the deferred tax asset valuation allowance to account for the loss of six months of taxable income.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$1,888	$2,957	$2,527
Unrealized loss on securities available for sale	425	238	—
Accrued compensation	284	952	535
Nonaccrual loans	4	6	15
Real estate owned	—	—	36
ESOP timing differences	138	111	69
Restricted stock awards	124	332	—
Deferred investment loss	16	—	—
Contribution carryforward	1,639	2,716	2,976
Total deferred tax assets	4,518	7,312	6,158

Deferred tax liabilities
Deferred loan fees	440	474	537
Unrealized gain on securities available for sale	—	—	960
FHLB stock dividends	495	801	807
Accumulated depreciation	763	1,249	1,281
Deferred investment gain	—	11	—
Other, net	85	24	152
Total deferred tax liabilities	1,783	2,559	3,737
Deferred tax asset, net	2,735	4,753	2,421

Deferred tax asset valuation allowance	(1,225)	(1,898)	(1,917)

Deferred tax asset, net of valuation allowance	$1,510	$2,855	$504

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2017	2016	2015
Source	Valuation Report	Valuation Report	Valuation Report
Our plan	113.1%	106.3%	106.8%
There was no change to the funded status of the plan as of December 31, 2017. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the periods shown were:

Six Months Ended		Years Ended
December 31, 2017		June 30, 2017		June 30, 2016		June 30, 2015
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount	Date Paid	Date Paid
(In thousands)
12/13/2017	$400	10/12/2016	$75	10/14/2015	$74	12/26/2014	$700
		12/19/2016	524	1/4/2016	425

	$400		$599		$499		$700

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the board of directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2017, was $566,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

During the year ended June 30, 1994, First Federal began participation in a multi-employer 401(k) plan funded by employees and a Bank matching program. In December 2012, the Plan converted to a single-employer 401(k) plan. Beginning July 1, 2015, employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, an increase from the 20% limitation in prior plan years. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $110,000, $177,000, $159,000, and $163,000 during the six months ended December 31, 2017, and years ended June 30, 2017, 2016, and 2015, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2017, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000, $810,000, and $274,000, were made by the ESOP during the years ended June 30, 2017, 2016, and 2015, respectively. No payment was made during the six months ended December 31, 2017.

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

Compensation expense related to the ESOP for the six months ended December 31, 2017, and years ended June 30, 2017, 2016 and 2015, was $436,000, $763,000, and $677,000 and $216,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2017	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Allocated shares	148,137	121,695	70,356
Unallocated shares	899,892	926,334	977,673

Total ESOP shares issued	1,048,029	1,048,029	1,048,029

Fair value of unallocated shares	$14,668	$14,608	$12,456

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

During the six months ended December 31, 2017, 50,000 shares of restricted stock were awarded and no stock options were granted. There were 402,500 shares of restricted stock awarded during year ended June 30, 2017, and no stock options were granted. There were no awards or related expenses during the year ended June 30, 2016. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the six months ended December 31, 2017, and year ended June 30, 2017, total compensation expense for the EIP was $589,000 and $977,000, respectively.

Included in the above compensation expense for the six months ended December 31, 2017, and year ended June 30, 2017, was directors' compensation of $174,000 and $383,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Six Months Ended
	December 31, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2017	390,000	$12.70
Granted	50,000	16.07
Vested	(62,461)	12.70
Canceled (1)	(15,539)	12.70
Forfeited	(14,400)	12.70

Non-vested at December 31, 2017	347,600	13.18

Expected to vest assuming a 0% forfeiture rate over the vesting term	347,600

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Year Ended
	June 30, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2016	—	$—
Granted	402,500	12.70
Vested	—	—
Forfeited	(12,500)	12.70

Non-vested at June 30, 2017	390,000	12.70

Expected to vest assuming a 3% forfeiture rate over the vesting term	378,300

As of December 31, 2017, there was $4.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.7 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), First Northwest Bancorp and First Federal became subject to capital requirements which created a required ratio for common equity Tier 1 (“CET1”) capital, increased the leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. First Northwest Bancorp and First Federal are required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels to avoid limitations on dividends, repurchase shares and paying discretionary bonuses.

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the (“CET1 risk-based ratio”) of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%.

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2017, the conservation buffer was1.25%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of December 31, 2017, the most recent regulatory notifications categorized First Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

At periodic intervals, banking regulators routinely examine First Northwest and First Federal as part of their legally prescribed oversight of the banking industry. A future examination could include a review of certain transactions or other amounts reported in the

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2017, First Northwest and First Federal each exceeded all regulatory capital requirements.

Actual and required capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Common equity tier 1 capital
Bank only	$142,756	17.95%	$35,779	4.50%	$51,681	6.50%
Consolidated company	178,578	22.38	35,905	4.50	51,863	6.50

Tier 1 risk-based capital
Bank only	142,756	17.95	47,705	6.00	63,607	8.00
Consolidated company	178,578	22.38	47,873	6.00	63,831	8.00

Total risk-based capital
Bank only	151,752	19.09	63,607	8.00	79,509	10.00
Consolidated company	187,574	23.51	63,831	8.00	79,789	10.00

Tier 1 leverage capital
Bank only	142,756	12.53	45,558	4.00	56,948	5.00
Consolidated company	178,578	15.36	46,495	4.00	58,119	5.00

As of June 30, 2017
Common equity tier 1 capital
Bank only	$139,466	19.23%	$32,632	4.50%	$47,135	6.50%
Consolidated company	177,982	24.40	32,823	4.50	47,411	6.50

Tier 1 risk-based capital
Bank only	139,466	19.23	43,509	6.00	58,013	8.00
Consolidated company	177,982	24.40	43,764	6.00	58,352	8.00

Total risk-based capital
Bank only	148,167	20.43	58,013	8.00	72,516	10.00
Consolidated company	186,683	25.59	58,352	8.00	72,939	10.00

Tier 1 leverage capital
Bank only	139,466	13.22	42,204	4.00	52,755	5.00
Consolidated company	177,982	16.46	43,257	4.00	54,071	5.00

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016 (1)
Common equity tier 1 capital
Bank only	$132,800	21.36%	$27,982	4.50%	$40,419	6.50%
Consolidated company	187,846	29.92	28,252	4.50	40,809	6.50

Tier 1 risk-based capital
Bank only	132,800	21.36	37,310	6.00	49,746	8.00
Consolidated company	187,846	29.92	37,670	6.00	50,227	8.00

Total risk-based capital
Bank only	140,237	22.55	49,746	8.00	62,183	10.00
Consolidated company	195,283	31.10	50,227	8.00	62,783	10.00

Tier 1 leverage capital
Bank only	132,800	13.77	38,566	4.00	48,208	5.00
Consolidated company	187,846	18.73	40,124	4.00	50,155	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands)
Beginning balance	$1,103	$1,456	$817	$1,226
Loan advances	143	73	715	36
Loan repayments	(202)	(282)	(76)	(49)
Reclassifications[1]	(2)	(144)	—	(396)
Ending balance	$1,042	$1,103	$1,456	$817

[1] Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits and certificates from related parties totaled $2.0 million, $1.9 million, and $1.4 million at December 31, 2017, June 30, 2017 and 2016, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the six months ended December 31, 2017, and years ended June 30, 2017 and 2016.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2017	June 30, 2017	June 30, 2016
	(In thousands)
Commitments to grant loans	$543	$670	$1,111
Standby letters of credit	183	183	401
Unfunded commitments under lines of credit or existing loans	59,394	67,800	65,151

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At December 31, 2017, June 30, 2017 and 2016 First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $742.9 million, $697.5 million and $600.0 million, or 94.5%, 95.0%, and 95.9%, of First Federal’s total loan portfolio at December 31, 2017, June 30, 2017 and 2016, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At December 31, 2017, June 30, 2017 and 2016, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $256.8 million, $238.7 million, and

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$261.3 million or 73.9%, 83.8%, and 79.6%, of First Federal’s total investment portfolio (including FHLB stock) at December 31, 2017, June 30, 2017, and 2016, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$13,434	$—	$13,434
ABS agency	—	21,770	—	21,770
ABS corporate	—	22,768	—	22,768
SBA	—	19,908	—	19,908
Corporate debt	—	47,274	—	47,274
MBS agency	—	144,542	—	144,542
MBS corporate	—	20,546	—	20,546
	$—	$290,242	$—	$290,242

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$22,223	$—	$22,223
Agency bonds	—	4,926	—	4,926
ABS agency	—	7,648	—	7,648
ABS corporate	—	9,813	—	9,813
SBA	—	14,178	—	14,178
MBS agency	—	143,436	—	143,436
MBS corporate	—	26,369	—	26,369
	$—	$228,593	$—	$228,593

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$23,179	$—	$23,179
Agency bonds	—	15,048	—	15,048
ABS agency	—	7,935	—	7,935
ABS corporate	—	29,381	—	29,381
SBA	—	9,501	—	9,501
MBS agency	—	141,649	—	141,649
MBS corporate	—	41,164	—	41,164
	$—	$267,857	$—	$267,857

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$4,919	$4,919
Real estate owned and repossessed assets	—	—	23	23

	$—	$—	$4,942	$4,942

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$7,388	$7,388
Real estate owned and repossessed assets	—	—	104	104

	$—	$—	$7,492	$7,492

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	—	—	9,072	$9,072
Real estate owned and repossessed assets	—	—	81	81

	$—	$—	$9,153	$9,153

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$23	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	104	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	81	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$36,801	$36,801	$36,801	$—	$—
Investment securities available for sale	290,242	290,242	—	290,242	—
Investment securities held to maturity	50,126	50,266	—	50,266	—
Loans held for sale	788	788	—	788	—
Loans receivable, net	779,111	768,181	—	—	768,181
FHLB stock	7,023	7,023	—	7,023	—
Accrued interest receivable	3,745	3,745	—	3,745	—
Mortgage servicing rights, net	1,095	1,669	—	—	1,669

Financial liabilities
Demand deposits	$645,779	$645,779	$645,779	$—	$—
Time deposits	239,253	237,841	—	237,841	—
Borrowings	144,100	145,892	—	145,892	—
Accrued interest payable	325	325	—	325	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$24,292	$24,292	$24,292	$—		$—
Investment securities available for sale	228,593	228,593	—	228,593		—
Investment securities held to maturity	51,872	52,621	—	52,621		—
Loans receivable, net	726,786	723,848	—	—		723,848
FHLB stock	4,368	4,368	—	4,368		—
Accrued interest receivable	3,020	3,020	—	3,020		—
Mortgage servicing rights, net	986	1,600	—	—		1,600

Financial liabilities
Demand deposits	$612,286	$612,286	$612,286	$—		$—
Time deposits	211,474	211,072	—	211,072		—
Borrowings	77,427	80,338	—	80,338		—
Accrued interest payable	208	208	—	208	—	—

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,650	$22,650	$22,650	$—		$—
Investment securities available for sale	267,857	267,857	—	267,857		—
Investment securities held to maturity	56,038	58,928	—	58,928		—
Loans held for sale	917	917	—	917		—
Loans receivable, net	619,844	631,754	—	—		631,754
FHLB stock	4,403	4,403	—	4,403		—
Accrued interest receivable	2,802	2,802	—	2,802		—
Mortgage servicing rights, net	998	1,703	—	—		1,703

Financial liabilities
Demand deposits	$564,174	$564,174	$564,174	$—		$—
Time deposits	159,113	160,354	—	160,354		—
Borrowings	80,672	85,867	—	85,867		—
Accrued interest payable	189	189	—	189	—	—

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of December 31, 2017, June 30, 2017 and 2016. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are the same amount at December 31, 2017 as the Company does not have any additional potential dilutive common shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the periods shown.

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
	(In thousands, except share data)
Numerator:
Net income	$1,659	$5,118	$3,992	$(5,090)

Denominator:
Basic weighted average common shares outstanding	10,606,798	11,084,726	12,049,621	12,165,071
Dilutive restricted stock grants	96,283	85,314	—	—
Diluted weighted average common shares outstanding	10,703,081	11,170,040	12,049,621	12,165,071

Basic earnings (loss) per share	$0.16	$0.46	$0.33	$(0.42)

Diluted earnings (loss) per share	$0.16	$0.46	$0.33	$(0.42)

As of December 15, 2015, the ESOP had purchased 1,048,029 shares of First Northwest Bancorp in the open market. Unallocated ESOP shares are not included as outstanding shares for basic or diluted earnings per share calculations. As of December 31, 2017, June 30, 2017, 2016, and 2015, 148,137, 121,695, 70,356, and 17,509 shares issued to the ESOP have been allocated to employees while 899,892, 926,334, 977,673, and 935,290 shares remain unallocated, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP
Condensed Balance Sheets
(In thousands)

	December 31, 2017	June 30, 2017	June 30, 2016
ASSETS
Cash and due from banks	$3,541	$1,560	$5,532
Investment securities available for sale, at fair value	19,611	24,260	35,535
Investment in bank	141,486	139,206	134,524
ESOP loan receivable	11,846	11,846	12,379
Accrued interest receivable	240	104	139
Prepaid expenses and other assets	416	947	1,987

Total assets	$177,140	$177,923	$190,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary	$57	$45	$—
Other liabilities	38	157	355

Total liabilities	95	202	355

Shareholders' equity	177,045	177,721	189,741

Total liabilities and shareholders' equity	$177,140	$177,923	$190,096

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statements of Income
(In thousands)

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	June 30, 2017	June 30, 2016	June 30, 2015
Operating income:
Interest and fees on loans receivable	$147	$302	$305	$106
Interest on mortgage-backed and related securities	139	322	251	24
Interest on investment securities	95	225	418	114
(Loss) gain on sale of securities	(39)	—	4	—
Total operating income	342	849	978	244
Operating expenses:
Charitable contributions	—	—	—	9,734
Other expenses	406	587	607	89
Total operating expenses	406	587	607	9,823
(Loss) income before provision (benefit) for income taxes and equity in undistributed earnings of subsidiary	(64)	262	371	(9,579)
Provision (benefit) for income taxes	376	70	128	(1,335)
(Loss) income before equity in undistributed earnings of subsidiary	(440)	192	243	(8,244)
Equity in undistributed earnings of subsidiary	2,099	4,926	3,749	3,154

Net income (loss)	$1,659	$5,118	$3,992	$(5,090)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statement of Cash Flows
(In thousands)

	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2017	2017	2016	2015
Cash flows from operating activities:
Net income	$1,659	$5,118	$3,992	$(5,090)
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(2,099)	(4,926)	(3,749)	(3,154)
Amortization of premiums and accretion of discounts on investments, net	62	172	201	80
Gain (loss) on sale of securities available for sale	39	—	(4)	—
Change in receivable from subsidiary	—	—	185	(185)
Change in payable to subsidiary	12	45	—	—
Change in other assets	456	1,253	(371)	(1,850)
Change in other liabilities	(119)	(198)	248	107

Net cash from operating activities	10	1,464	502	(10,092)

Cash flows from investing activities:
Purchase of securities available for sale	—	—	(13,629)	(41,106)
Proceeds from maturities, calls, and principal repayments of securities available for sale	1,992	10,580	4,758	967
Proceeds from sales of securities available for sale	2,472	—	13,475	—
Investment in subsidiary	—	—	—	(58,404)
ESOP loan origination	—	—	(1,253)	(11,798)
ESOP loan repayment	—	533	504	168

Net cash from investing activities	4,464	11,113	3,855	(110,173)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	—	126,941
Repurchase of common stock	(2,493)	(16,549)	(5,501)	—

Net cash from financing activities	(2,493)	(16,549)	(5,501)	126,941

Net increase (decrease) in cash	1,981	(3,972)	(1,144)	6,676

Cash and cash equivalents at beginning of period	1,560	5,532	6,676	—

Cash and cash equivalents at end of period	$3,541	$1,560	$5,532	$6,676

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(125)	$(523)	$667	$(393)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

Unaudited condensed financial data by quarter is as follows for the periods shown (dollars in thousands, except per share data):

	Quarter Ended
Six Months Ended December 31, 2017	Sep 30, 2017	Dec 31, 2017
Total interest income	$10,043	$10,243
Total interest expense	1,580	1,713
Net interest income	8,463	8,530
Provision for loan losses	—	200
Net interest income after provision for loan losses	8,463	8,330
Total noninterest income	1,698	1,357
Total noninterest expense	7,807	8,340
Income before provision for federal income tax expense	2,354	1,347
Provision for federal income tax expense	581	1,461
Net income (loss)	$1,773	$(114)

Basic earnings (loss) per share	$0.17	$(0.01)
Diluted earnings (loss) per share	$0.17	$(0.01)

	Quarter Ended
Year Ended June 30, 2017	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017
Total interest income	$8,540	$8,920	$9,408	$9,935
Total interest expense	1,189	1,252	1,303	1,415
Net interest income	7,351	7,668	8,105	8,520
Provision for loan losses	350	410	215	285
Net interest income after provision for loan losses	7,001	7,258	7,890	8,235
Total noninterest income	1,444	1,329	2,201	1,199
Total noninterest expense	7,460	6,880	7,498	7,939
Income before provision for federal income tax expense	985	1,707	2,593	1,495
Provision for federal income tax expense	334	519	429	380
Net income	$651	$1,188	$2,164	$1,115

Basic earnings per share	$0.06	$0.11	$0.20	$0.10
Diluted earnings per share	$0.06	$0.11	$0.20	$0.10

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Year Ended June 30, 2016	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016
Total interest income	$7,524	$7,941	$8,161	$8,546
Total interest expense	1,227	1,181	1,155	1,207
Net interest income	6,297	6,760	7,006	7,339
Provision for loan losses	—	—	—	233
Net interest income after provision for loan losses	6,297	6,760	7,006	7,106
Total noninterest income	1,263	1,878	1,051	1,985
Total noninterest expense	5,915	7,683	6,862	7,437
Income before provision for federal income tax expense	1,645	955	1,195	1,654
Provision for federal income tax expense	417	242	298	500
Net income	$1,228	$713	$897	$1,154

Basic earnings per share	$0.10	$0.06	$0.07	$0.10
Diluted earnings per share	$0.10	$0.06	$0.07	$0.10

	Quarter Ended
Year Ended June 30, 2015	Sep 30, 2014	Dec 31, 2014	Mar 31, 2015	Jun 30, 2015
Total interest income	$6,630	$6,717	$6,891	$7,249
Total interest expense	1,107	1,116	1,162	1,207
Net interest income	5,523	5,601	5,729	6,042
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	5,523	5,601	5,729	6,042
Total noninterest income	1,142	979	1,293	1,293
Total noninterest expense	5,517	5,442	15,761	6,326
Income (loss) before provision (benefit) for federal income tax expense	1,148	1,138	(8,739)	1,009
Provision (benefit) for federal income tax expense	299	256	(1,160)	251
Net income (loss)	$849	$882	$(7,579)	$758

Basic earnings (loss) per share	na (1)	na (1)	$(0.62)	$0.06
Diluted earnings (loss) per share	na (1)	na (1)	$(0.62)	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i)    Disclosure controls and procedures.
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2017 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2017, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in Item 8. Financial Statements and Supplementary Data.

(b)    Attestation report of the registered public accounting firm.
The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

(c)    Changes in Internal Controls.
There have been no changes in the Company’s internal control over financial reporting during the six months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2017 (the “Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Employees – Executive Officers.”

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Jennifer Zaccardo (Chairperson), David Blake, Steven Oliver, Norman Tonina, and Dana Behar.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined that Ms. Zaccardo meets the definition of “audit committee financial expert,” as defined by the SEC.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plan as of December 31, 2017.

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

(1) As of December 31, 2017, 50,000 shares of restricted stock awards had been granted under the First Northwest Bancorp 2015 Equity Incentive plan (the "EIP"). On July 7, 2017, the Company granted 50,000 restricted shares of common stock to directors and certain employees pursuant to the EIP. The restricted shares will vest in equal installments of 20% per year over a five-year period. The restricted shares granted under the EIP were purchased by First Northwest Bancorp in open market transactions and retired during the year ended December 31, 2017. Subsequent to these restricted stock awards, stock options that, upon exercise result in the issuance of up to 1,310,036 shares of our common stock and 176,414 shares of restricted stock awards, remain available for future issuance under the EIP.

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
101
The following materials from First Northwest Bancorp's Annual Report on Form 10-K/T for the transition period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

_____________________________

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

March 12, 2018	By:	/s/Laurence J. Hueth
Laurence J. Hueth
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Laurence J. Hueth	March 12, 2018
Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Regina M. Wood	March 12, 2018
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 12, 2018
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/David A. Blake	March 12, 2018
David A. Blake
Director

By:	/s/Cindy H. Finnie	March 12, 2018
Cindy H. Finnie
Director

By:	/s/David T. Flodstrom	March 12, 2018
David T. Flodstrom
Director

By:	/s/Jennifer Zaccardo	March 12, 2018
Jennifer Zaccardo
Director

By:	/s/Norman J. Tonina, Jr.	March 12, 2018
Norman J. Tonina, Jr.
Director

By:	/s/Craig Curtis	March 12, 2018
Craig Curtis
Director

By:	/s/Dana Behar	March 12, 2018
Dana Behar
Director

EXHIBIT INDEX

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm - Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Annual Report on Form 10-K/T for the transition period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements