Form 10-Q
period 2018-03-31
First Northwest Bancorp
filed 2018-05-09
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2018, there were 11,577,394 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2018	December 31, 2017

Cash and due from banks	$13,209	$13,777
Interest-bearing deposits in banks	11,941	23,024
Investment securities available for sale, at fair value	258,218	290,242
Investment securities held to maturity, at amortized cost	47,709	50,126
Loans held for sale	—	788
Loans receivable (net of allowance for loan losses of $8,984 and $8,760)	798,828	779,111
Federal Home Loan Bank (FHLB) stock, at cost	6,389	7,023
Accrued interest receivable	3,641	3,745
Premises and equipment, net	14,361	13,739
Mortgage servicing rights, net	1,104	1,095
Bank-owned life insurance, net	28,873	28,724
Prepaid expenses and other assets	5,312	4,265

Total assets	$1,189,585	$1,215,659

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$880,622	$885,032
Borrowings	122,949	144,100
Accrued interest payable	210	325
Accrued expenses and other liabilities	10,172	7,929
Advances from borrowers for taxes and insurance	2,130	1,228

Total liabilities	1,016,083	1,038,614

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,577,394 shares at March 31, 2018, and 11,785,507 shares at December 31, 2017	116	118
Additional paid-in capital	109,354	111,106
Retained earnings	78,822	78,602
Accumulated other comprehensive loss, net of tax	(3,747)	(1,573)
Unearned employee stock ownership plan (ESOP) shares	(11,043)	(11,208)

Total shareholders' equity	173,502	177,045

Total liabilities and shareholders' equity	$1,189,585	$1,215,659

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans receivable	$8,583	$7,479
Interest on mortgage-backed securities	1,297	1,298
Interest on investment securities	862	580
Interest on deposits and other	45	21
FHLB dividends	59	30

Total interest income	10,846	9,408
INTEREST EXPENSE
Deposits	985	718
Borrowings	889	585

Total interest expense	1,874	1,303

Net interest income	8,972	8,105
PROVISION FOR LOAN LOSSES	310	215

Net interest income after provision for loan losses	8,662	7,890
NONINTEREST INCOME
Loan and deposit service fees	893	821
Mortgage servicing fees, net of amortization	62	69
Net gain on sale of loans	167	284
Net gain on sale of investment securities	122	—
Increase in cash surrender value of bank-owned life insurance	149	178
Income from death benefit on bank-owned life insurance, net	—	768
Other income	89	81

Total noninterest income	1,482	2,201

NONINTEREST EXPENSE
Compensation and benefits	4,811	4,530
Real estate owned and repossessed assets expense (income), net	8	(50)
Data processing	628	597
Occupancy and equipment	1,102	985
Supplies, postage, and telephone	231	198
Regulatory assessments and state taxes	126	133
Advertising	324	179
Professional fees	322	371
FDIC insurance premium	76	54
Other	647	501

Total noninterest expense	8,275	7,498

INCOME BEFORE PROVISION FOR INCOME TAXES	1,869	2,593

PROVISION FOR INCOME TAXES	346	429

NET INCOME	$1,523	$2,164

Basic earnings per share	$0.15	$0.20

Diluted earnings per share	$0.14	$0.20

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET INCOME	$1,523	$2,164

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(551) and $133, respectively	(2,078)	257
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $(26) and $0, respectively	(96)	—

Other comprehensive (loss) income, net of tax	(2,174)	257

COMPREHENSIVE (LOSS) INCOME	$(651)	$2,421

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2016	12,153,946	$122	$114,021	$75,833	$(11,847)	$(1,237)	$176,892

Net income				2,164			2,164
Common stock repurchased	(76,100)	(1)	(760)	(435)			(1,196)
Other comprehensive income, net of tax						257	257
Share-based compensation			217				217
ESOP shares committed to be released			39		164		203

BALANCE, March 31, 2017	12,077,846	$121	$113,517	$77,562	$(11,683)	$(980)	$178,537

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				1,523			1,523
Common stock repurchased	(208,113)	(2)	(2,080)	(1,303)			(3,385)
Other comprehensive loss, net of tax						(2,174)	(2,174)
Share-based compensation			273				273
ESOP shares committed to be released			55		165		220

BALANCE, March 31, 2018	11,577,394	$116	$109,354	$78,822	$(11,043)	$(3,747)	$173,502

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,523	$2,164
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	332	322
Amortization and accretion of premiums and discounts on investments, net	496	248
Accretion of deferred loan fees, net	(49)	(11)
Amortization of mortgage servicing rights, net	47	48
Additions to mortgage servicing rights, net	(56)	(58)
Provision for loan losses	310	215
Deferred federal income taxes	(350)	492
Allocation of ESOP shares	220	203
Share-based compensation	273	217
Gain on sale of loans, net	(167)	(284)
Gain on sale of securities available for sale, net	(122)	—
Increase in cash surrender value of life insurance, net	(149)	(178)
Income from death benefit on bank-owned life insurance, net	—	(768)
Origination of loans held for sale	(5,640)	(6,491)
Proceeds from loans held for sale	6,595	6,614
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	104	(65)
Increase in prepaid expenses and other assets	(117)	(486)
Decrease in accrued interest payable	(115)	(9)
Increase in accrued expenses and other liabilities	2,243	801

Net cash from operating activities	5,378	2,974

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(12,935)	(35,769)
Proceeds from maturities, calls, and principal repayments of securities available for sale	9,077	15,552
Proceeds from sales of securities available for sale	32,859	—
Proceeds from maturities, calls, and principal repayments of securities held to maturity	2,315	892
Redemption (purchase) of FHLB stock	634	(942)
Proceeds from sale of real estate owned and repossessed assets	31	164
Net increase in loans receivable	(20,012)	(16,023)
Purchase of premises and equipment, net	(954)	(163)

Net cash from investing activities	11,015	(36,289)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(4,410)	$13,643
Proceeds from FHLB advances	173,095	92,463
Repayment of FHLB advances	(194,246)	(71,793)
Net increase in advances from borrowers for taxes and insurance	902	737
Repurchase of common stock	(3,385)	(1,196)

Net cash from financing activities	(28,044)	33,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,651)	539

CASH AND CASH EQUIVALENTS, beginning of period	36,801	22,649

CASH AND CASH EQUIVALENTS, end of period	$25,150	$23,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,989	$1,312

Income taxes	$—	$525

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(2,751)	$391

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$34	$9

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and Nature of business - First Northwest Bancorp, a Washington corporation, became the holding company of First Federal Savings and Loan Association of Port Angeles on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In connection with the Conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the Conversion, resulting in the issuance of a total of 13,100,360 shares. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million were contributed to the Bank upon Conversion.

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP"). On December 18, 2015, the ESOP completed its open market purchases, with funds borrowed from the Company, of 8% of the common stock issued in the Conversion for a total of 1,048,029 shares.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KT for the six months ended December 31, 2017. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year from June 30 to December 31 effective December 31, 2017. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements as the Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance since it is consistent with the Company’s current accounting policy for contracts.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 9 of this report. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements or disclosures in the Notes to the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides specific guidance on eight classification issues in order to achieve more consistent reporting. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently have items on its cash flow statement that were impacted by adoption of this ASU and therefore adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium using the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2017-08 did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity on the guidance related to stock compensation when there have been changes to the terms or conditions of a share-based payment award to which an entity would be required to apply modification accounting under ASC 718. The ASU provides the three following criteria must be met in order to not account for the effect of the modification of terms or conditions: the fair value, the vesting conditions and the classification as an equity or liability instrument of the modified award is the same as the original award immediately before the original award is modified. The amendments in this ASU were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has not had any modifications on share-based payment awards and therefore the adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-KT as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

Recently issued accounting pronouncements - In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. The Company is compiling an inventory of all leased assets to determine the impact of ASU 2016-02 on its financial condition and results of operations. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Changes in Shareholders' Equity.

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

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2018, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$10,523	$124	$(23)	$10,624
U.S. government agency issued asset-backed securities (ABS agency)	16,266	22	(199)	16,089
Corporate issued asset-backed securities (ABS corporate)	22,818	—	(126)	22,692
Corporate issued debt securities (Corporate debt)	9,986	213	(159)	10,040
U.S. Small Business Administration securities (SBA)	40,521	53	(225)	40,349
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	144,359	12	(4,199)	140,172
Corporate issued mortgage-backed securities (MBS corporate)	18,520	14	(282)	18,252

Total securities available for sale	$262,993	$438	$(5,213)	$258,218

Held to Maturity
Municipal bonds	$12,121	$114	$(6)	$12,229
SBA	368	—	(2)	366
Mortgage-backed securities:
MBS agency	35,220	86	(634)	34,672

Total securities held to maturity	$47,709	$200	$(642)	$47,267

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2017, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$13,058	$391	$(15)	$13,434
ABS agency	21,972	36	(238)	21,770
ABS corporate	22,823	—	(55)	22,768
Corporate debt	19,835	195	(122)	19,908
SBA	47,325	98	(149)	47,274
Mortgage-backed securities:
MBS agency	146,532	36	(2,026)	144,542
MBS corporate	20,721	18	(193)	20,546

Total securities available for sale	$292,266	$774	$(2,798)	$290,242

Held to Maturity
Municipal bonds	$13,963	$156	$—	$14,119
SBA	399	—	(4)	395
Mortgage-backed securities:
MBS agency	35,764	338	(350)	35,752

Total securities held to maturity	$50,126	$494	$(354)	$50,266

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2018:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(16)	$4,270	$(7)	$110	$(23)	$4,380
ABS agency	(62)	8,856	(137)	2,617	(199)	11,473
ABS corporate	(126)	22,692	—	—	(126)	22,692
Corporate debt	(159)	4,827	—	—	(159)	4,827
SBA	(59)	7,199	(166)	7,268	(225)	14,467
Mortgage-backed securities:
MBS agency	(613)	29,138	(3,586)	109,328	(4,199)	138,466
MBS corporate	(88)	8,160	(194)	6,314	(282)	14,474

Total available for sale	$(1,123)	$85,142	$(4,090)	$125,637	$(5,213)	$210,779

Held to Maturity
Municipal bonds	$—	$315	$(6)	$962	$(6)	$1,277
SBA	(2)	366	—	—	(2)	366
Mortgage-backed securities:
MBS agency	(118)	13,665	(516)	18,163	(634)	31,828

Total held to maturity	$(120)	$14,346	$(522)	$19,125	$(642)	$33,471

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(11)	$4,276	$(4)	$114	$(15)	$4,390
ABS agency	—	—	(238)	7,294	(238)	7,294
ABS corporate	(55)	22,768	—	—	(55)	22,768
Corporate debt	(122)	4,864	—	—	(122)	4,864
SBA	(45)	7,421	(104)	8,067	(149)	15,488
Mortgage-backed securities:
MBS agency	(394)	57,081	(1,632)	85,421	(2,026)	142,502
MBS corporate	(22)	5,808	(171)	10,172	(193)	15,980

Total available for sale	$(649)	$102,218	$(2,149)	$111,068	$(2,798)	$213,286

Held to Maturity
SBA	$(4)	$395	$—	$—	$(4)	$395
Mortgage-backed securities:
MBS agency	(6)	1,001	(344)	18,494	(350)	19,495

Total held to maturity	$(10)	$1,396	$(344)	$18,494	$(354)	$19,890

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2018 and December 31, 2017, there were 68 and 63 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three months ended March 31, 2018 and 2017.

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

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,323	7,102	1,688	1,686
Due after five through ten years	13,023	12,618	2,676	2,603
Due after ten years	142,533	138,704	30,856	30,383

Total mortgage-backed securities	162,879	158,424	35,220	34,672

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,286	4,270	742	751
Due after five through ten years	18,531	18,517	6,904	6,939
Due after ten years	77,297	77,007	4,843	4,905

Total all other investment securities	100,114	99,794	12,489	12,595

Total investment securities	$262,993	$258,218	$47,709	$47,267

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,363	7,260	1,957	1,973
Due after five through ten years	13,337	13,127	2,835	2,792
Due after ten years	146,553	144,701	30,972	30,987

Total mortgage-backed securities	167,253	165,088	35,764	35,752

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,388	4,380	—	—
Due after five through ten years	29,482	29,661	9,491	9,574
Due after ten years	91,143	91,113	4,871	4,940

Total all other investment securities	125,013	125,154	14,362	14,514

Total investment securities	$292,266	$290,242	$50,126	$50,266

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Proceeds from sales	$32,859	$—
Gross realized gains	164	—
Gross realized losses	(42)	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$347,453	$355,391
Multi-family	68,095	73,767
Commercial real estate	220,542	202,956
Construction and land	75,684	71,145
Total real estate loans	711,774	703,259

Consumer:
Home equity	38,538	38,473
Other consumer	39,478	28,106
Total consumer loans	78,016	66,579

Commercial business loans	16,163	16,303

Total loans	805,953	786,141

Less:
Net deferred loan fees	501	724
Premium on purchased loans, net	(2,360)	(2,454)
Allowance for loan losses	8,984	8,760

Total loans receivable, net	$798,828	$779,111

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

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for loan losses	105	(1)	206	31	(51)	331	444	(755)	310
Charge-offs	—	—	—	—	—	(123)	—	—	(123)
Recoveries	1	—	—	—	8	28	—	—	37
Ending balance	$3,167	$647	$2,053	$679	$744	$948	$709	$37	$8,984

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At March 31, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,167	$647	$2,053	$679	$744	$948	$709	$37	$8,984
General reserve	3,127	646	1,939	678	737	923	123	37	8,210
Specific reserve	40	1	114	1	7	25	586	—	774

Total loans	$347,453	$68,095	$220,542	$75,684	$38,538	$39,478	$16,163	$—	$805,953
General reserves (1)	343,809	67,981	216,324	71,905	37,913	39,377	15,299	—	792,608
Specific reserves (2)	3,644	114	4,218	3,779	625	101	864	—	13,345

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended March 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060
Provision for loan losses	147	128	184	104	(58)	106	495	(891)	215
Charge-offs	—	—	—	—	(79)	(33)	—	—	(112)
Recoveries	25	—	—	—	125	14	1	—	165
Ending balance	$3,064	$498	$1,672	$689	$782	$448	$1,148	$27	$8,328

	At December 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
General reserve	3,014	647	1,719	647	779	703	262	792	8,563
Specific reserve	47	1	128	1	8	9	3	—	197

Total loans	$355,391	$73,767	$202,956	$71,145	$38,473	$28,106	$16,303	$—	$786,141
General reserves (1)	351,545	73,652	201,885	71,093	37,838	28,047	16,020	—	780,080
Specific reserves (2)	3,846	115	1,071	52	635	59	283	—	6,061

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$465	$523	$—	$382	$407	$—
Commercial real estate	3,426	3,479	—	256	378	—
Construction and land	3,729	3,731	—	—	3	—
Home equity	358	507	—	365	515	—
Other consumer	—	177	—	—	124	—
Commercial business	—	4	—	—	4	—
Total	7,978	8,421	—	1,003	1,431	—

With an allowance recorded:
One-to-four family	3,179	3,399	40	3,464	3,718	47
Multi-family	114	114	1	115	115	1
Commercial real estate	792	800	114	815	821	128
Construction and land	50	75	1	52	76	1
Home equity	267	335	7	270	338	8
Other consumer	101	110	25	59	67	9
Commercial business	864	864	586	283	283	3
Total	5,367	5,697	774	5,058	5,418	197

Total impaired loans:
One-to-four family	3,644	3,922	40	3,846	4,125	47
Multi-family	114	114	1	115	115	1
Commercial real estate	4,218	4,279	114	1,071	1,199	128
Construction and land	3,779	3,806	1	52	79	1
Home equity	625	842	7	635	853	8
Other consumer	101	287	25	59	191	9
Commercial business	864	868	586	283	287	3
Total	$13,345	$14,118	$774	$6,061	$6,849	$197

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$408	$8	$1,512	$27
Commercial real estate	2,389	27	310	1
Construction and land	2,487	68	—	—
Home equity	361	4	301	6
Other consumer	—	5	—	1
Total	5,645	112	2,123	35

With an allowance recorded:
One-to-four family	3,381	66	4,022	75
Multi-family	114	1	119	1
Commercial real estate	795	10	1,293	17
Construction and land	51	3	9	—
Home equity	286	6	376	7
Other consumer	101	2	30	—
Commercial business	675	3	338	4
Total	5,403	91	6,187	104

Total impaired loans:
One-to-four family	3,789	74	5,534	102
Multi-family	114	1	119	1
Commercial real estate	3,184	37	1,603	18
Construction and land	2,538	71	9	—
Home equity	647	10	677	13
Other consumer	101	7	30	1
Commercial business	675	3	338	4
Total	$11,048	$203	$8,310	$139

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2018 and 2017, was $166,000 and $88,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
One-to-four family	$820	$681
Commercial real estate	260	378
Construction and land	50	52
Home equity	359	365
Other consumer	101	59
Commercial business	583	—

Total nonaccrual loans	$2,173	$1,535

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2018 and December 31, 2017.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,656	$—	$201	$1,857	$345,596	$347,453
Multi-family	—	—	—	—	68,095	68,095
Commercial real estate	—	—	—	—	220,542	220,542
Construction and land	38	—	—	38	75,646	75,684
Total real estate loans	1,694	—	201	1,895	709,879	711,774

Consumer:
Home equity	453	5	—	458	38,080	38,538
Other consumer	145	46	27	218	39,260	39,478
Total consumer loans	598	51	27	676	77,340	78,016

Commercial business loans	—	—	583	583	15,580	16,163

Total loans	$2,292	$51	$811	$3,154	$802,799	$805,953

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$213	$—	$231	$444	$354,947	$355,391
Multi-family	—	—	—	—	73,767	73,767
Commercial real estate	91	—	—	91	202,865	202,956
Construction and land	1,187	—	19	1,206	69,939	71,145
Total real estate loans	1,491	—	250	1,741	701,518	703,259

Consumer:
Home equity	383	78	—	461	38,012	38,473
Other consumer	77	30	—	107	27,999	28,106
Total consumer loans	460	108	—	568	66,011	66,579

Commercial business loans	648	—	—	648	15,655	16,303

Total loans	$2,599	$108	$250	$2,957	$783,184	$786,141

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to sufficient risk to warrant classification as substandard or doubtful but do possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Loss	Total
	(In thousands)
Real Estate:
One-to-four family	$340,762	$4,830	$660	$1,201	$—	$347,453
Multi-family	67,981	—	114	—	—	68,095
Commercial real estate	206,082	10,015	755	3,690	—	220,542
Construction and land	65,577	6,314	—	3,793	—	75,684
Total real estate loans	680,402	21,159	1,529	8,684	—	711,774

Consumer:
Home equity	37,492	417	99	530	—	38,538
Other consumer	39,031	165	81	190	11	39,478
Total consumer loans	76,523	582	180	720	11	78,016

Commercial business loans	14,346	953	281	583	—	16,163

Total loans	$771,271	$22,694	$1,990	$9,987	$11	$805,953

The following table represents the internally assigned grade as of December 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$348,273	$4,134	$1,580	$1,404	$355,391
Multi-family	71,535	2,117	115	—	73,767
Commercial real estate	188,251	9,893	964	3,848	202,956
Construction and land	59,360	8,040	3,662	83	71,145
Total real estate loans	667,419	24,184	6,321	5,335	703,259

Consumer:
Home equity	37,502	323	93	555	38,473
Other consumer	27,646	202	146	112	28,106
Total consumer loans	65,148	525	239	667	66,579

Commercial business loans	14,230	653	772	648	16,303

Total loans	$746,797	$25,362	$7,332	$6,650	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$820	$346,633	$347,453
Multi-family	—	68,095	68,095
Commercial real estate	260	220,282	220,542
Construction and land	50	75,634	75,684

Consumer:
Home equity	359	38,179	38,538
Other consumer	101	39,377	39,478

Commercial business	583	15,580	16,163

Total loans	$2,173	$803,780	$805,953

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$681	$354,710	$355,391
Multi-family	—	73,767	73,767
Commercial real estate	378	202,578	202,956
Construction and land	52	71,093	71,145

Consumer:
Home equity	365	38,108	38,473
Other consumer	59	28,047	28,106

Commercial business	—	16,303	16,303

Total loans	$1,535	$784,606	$786,141

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)
Total TDR loans	$4,543	$4,919
Allowance for loan losses related to TDR loans	159	182
Total nonaccrual TDR loans	372	393

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended March 31, 2018, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	2	$—	$—	$180	$180
	2	$—	$—	$180	$180
Post-modification outstanding recorded investment
One- to four-family	2	$—	$—	$179	$179
	2	$—	$—	$179	$179

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2018.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$50	$50

No additional funds were committed to be advanced in connection with impaired loans at March 31, 2018.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2018			December 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,824	$265	$3,089	$3,165	$176	$3,341
Multi-family	114	—	114	115	—	115
Commercial real estate	685	107	792	693	217	910
Home equity	267	—	267	270	—	270
Commercial business	281	—	281	283	—	283

Total TDR loans	$4,171	$372	$4,543	$4,526	$393	$4,919

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2018 and December 31, 2017, was $82.6 million and $82.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	March 31, 2018	Weighted-Average Interest Rate	December 31, 2017
	(Dollars in thousands)
Savings	0.10%	$107,758	0.05%	$103,243
Transaction accounts	0.01%	261,001	0.01%	272,484
Money market accounts	0.32%	271,729	0.33%	270,052
Certificates of deposit and jumbo certificates	1.30%	240,134	1.27%	239,253

		$880,622		$885,032

Weighted-average interest rate		0.47%		0.45%

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Within one year or less	$154,303	$139,613
After one year through two years	50,800	61,906
After two years through three years	19,997	20,732
After three years through four years	9,820	10,089
After four years through five years	5,187	6,886
After five years	27	27

	$240,134	$239,253

Deposits at March 31, 2018 and December 31, 2017, included $53.2 million and $56.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $38.7 million and $41.0 million were pledged as collateral for these deposits at March 31, 2018 and December 31, 2017, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Savings	$16	$9
Transaction accounts	4	4
Insured money market accounts	215	212
Certificates of deposit and jumbo certificates	750	493

	$985	$718

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

Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Due to this limitation, the Company currently has a valuation allowance of $1.2 million for financial statement reporting purposes related to its contribution to the Foundation. The contribution carryforward and related valuation allowance will expire in 2020. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary.

Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No adjustments were made to provisional

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amounts during the three months ended March 31, 2018 and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.

The effective tax rates were 18.5% and 16.5% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except share data)
Numerator:
Net income	$1,523	$2,164

Denominator:
Basic weighted average common shares outstanding	10,491,647	10,812,035
Dilutive restricted stock grants	113,009	107,706
Diluted weighted average common shares outstanding	10,604,656	10,919,741

Basic earnings per share	$0.15	$0.20

Diluted earnings per share	$0.14	$0.20

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2018 and 2017, there were 886,671 and 938,037 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were no anti-dilutive shares at March 31, 2018 or 2017.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No payment was made during the three months ended March 31, 2018.

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

Compensation expense related to the ESOP for the three months ended March 31, 2018 and 2017, was $220,000 and $203,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Allocated shares	121,695	121,695
Committed to be released shares	39,663	26,442
Unallocated shares	886,671	899,892

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$14,976	$14,668

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At March 31, 2018, there were 1,408,450 total shares available for grant under the 2015 EIP, including 98,414 shares available to be granted as restricted stock.

During the three months ended March 31, 2018 and 2017, no shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended March 31, 2018 and 2017, total compensation expense for the 2015 EIP was $273,000 and $217,000, respectively.

Included in the above compensation expense for the three months ended March 31, 2018 and 2017, was directors' compensation of $85,000 and $95,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Three Months Ended
	March 31, 2018
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2018	347,600	$13.18
Granted	—	—
Vested	—	—
Canceled (1)	—	—

Non-vested at March 31, 2018	347,600	13.18

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Three Months Ended
	March 31, 2017
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2017	390,000	$12.70
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2017	390,000	12.70

As of March 31, 2018, there was $3.8 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.45 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$10,624	$—	$10,624
ABS agency	—	16,089	—	16,089
ABS corporate	—	22,692	—	22,692
Corporate debt	—	10,040	—	10,040
SBA	—	40,349	—	40,349
MBS agency	—	140,172	—	140,172
MBS corporate	—	18,252	—	18,252
	$—	$258,218	$—	$258,218

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$13,434	$—	$13,434
ABS agency	—	21,770	—	21,770
ABS corporate	—	22,768	—	22,768
Corporate debt	—	19,908	—	19,908
SBA	—	47,274	—	47,274
MBS agency	—	144,542	—	144,542
MBS corporate	—	20,546	—	20,546
	$—	$290,242	$—	$290,242

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$13,345	$13,345

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,061	$6,061

At March 31, 2018 and December 31, 2017, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$25,150	$25,150	$25,150	$—		$—
Investment securities available for sale	258,218	258,218	—	258,218		—
Investment securities held to maturity	47,709	47,267	—	47,267		—
Loans receivable, net	798,828	776,640	—	—		776,640
FHLB stock	6,389	6,389	—	6,389		—
Accrued interest receivable	3,641	3,641	—	3,641		—
Mortgage servicing rights, net	1,104	1,821	—	—		1,821

Financial liabilities
Demand deposits	$640,488	$640,488	$640,488	$—		$—
Time deposits	240,134	237,823	—	237,823		—
Borrowings	122,949	124,029	—	124,029		—
Accrued interest payable	210	210	—	210	—	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$36,801	$36,801	$36,801	$—	$—
Investment securities available for sale	290,242	290,242	—	290,242	—
Investment securities held to maturity	50,126	50,266	—	50,266	—
Loans held for sale	788	788	—	788	—
Loans receivable, net	779,111	768,181	—	—	768,181
FHLB stock	7,023	7,023	—	7,023	—
Accrued interest receivable	3,745	3,745	—	3,745	—
Mortgage servicing rights, net	1,095	1,669	—	—	1,669

Financial liabilities
Demand deposits	$645,779	$645,779	$645,779	$—	$—
Time deposits	239,253	237,841	—	237,841	—
Borrowings	144,100	145,892	—	145,892	—
Accrued interest payable	325	325	—	325	—

Financial assets and liabilities other than investment securities are not traded in active markets. Estimated fair values require subjective judgments and are approximate. The estimates of fair value in the previous table are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company. The methods and assumptions used by the Company in estimating fair values of financial instruments as set forth below in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 requiring public entities to use the exit price notion effective January 1, 2018, are as follows:

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

Securities - Fair values for investment securities are primarily measured using information from a third-party pricing service. The pricing service uses pricing models based on market data. In the event that limited or less transparent information is provided by the third-party pricing service, fair value is estimated using secondary pricing services or non-binding third-party broker quotes.

Loans held for sale - The fair value of loans held for sale is based on quoted market prices from Federal Home Loan Mortgage Corporation ("Freddie Mac"), which are updated daily and represent prices at which loans are exchanged in high volumes and in a liquid market.

Loans receivable, net - At March 31, 2018, the fair value of loans and leases is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans and leases were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

At December 31, 2017, fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type, including fixed and variable one- to four-family residential real estate, commercial, and consumer loans. There is an accurate and reliable secondary market for one- to four-family residential mortgage production, and available market benchmarks are used to establish discount factors for estimating fair value for these types of loans. Commercial and consumer loans use market benchmarks when available; however, due to the varied term structures and credit issues involved, they mainly rely on cash flow projections and repricing characteristics within the loan portfolio. These amounts are discounted further by embedded probable losses expected to be realized in the portfolio.

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of March 31, 2018 and December 31, 2017. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

Note 10 - Non-interest Income

During the three months ended March 31, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s non-interest income for the periods presented.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Non-interest income:
Loan fees (1)	$125	$96
Deposit fees	392	400
Debit interchange income	32	37
Credit card interchange income	406	357
Investment securities gain (loss), net (1)	122	—
Gain on loan sales, net (1)	167	284
Increase in cash surrender value of bank-owned life ins (1)	149	178
Income from bank-owned life insurance payout (1)	—	768
Other income:
Investment services revenue	74	87
Gain or loss on subsidiary (1)	14	—
Remaining other income	1	(6)
Total other income	89	81

Total non-interest income	$1,482	$2,201

(1) Not within scope of ASC 606

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance.

Deposit fees - The Company earns fees from its deposit customers for account maintenance, transaction-based activity and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit interchange income - Debit and Automated Teller Machine ("ATM") interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through card networks. In addition, the Company earns interchange fees for use of its ATM by customers of other banking institutions. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's debit card. Certain expenses directly associated with the credit and debit card are netted against interchange income.

Credit card interchange income- Credit card interchange income represents fees earned when a credit card issued by the Bank through a third-party vendor is used. Similar to the debit card interchange, the Bank earns an interchange fee for each transaction made with a Bank-branded credit card. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's credit card. Certain expenses directly related to the credit card interchange contract are netted against interchange income.

Investment services revenue - Commissions received on the sale of investment related products is determined by a percentage of underlying instruments sold and is recognized when the sale is finalized.

Gains/losses on the sale of other real estate owned are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at time of each real estate closing.

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

•
results of examinations of us by the Washington State Department of Financial Institutions, Department of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Bank of San Francisco, or other regulatory authorities, which could result in restrictions that may adversely affect our liquidity and earnings;

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

General
First Northwest Bancorp (or the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Western Washington State. Our thirteen banking locations include ten full-service banking offices, two banking locations primarily serving our customers through the use of Interactive Teller Machines ("ITM"), and a Home Lending Center ("HLC"), which is focused on the origination of loans secured by one- to four-family residential properties. We have five branch offices and two ITM locations in Clallam County, two branch offices in Kitsap County, two branch offices in Whatcom County, a branch office in Jefferson County, and our HLC is located in Seattle, in King County. Our business and operating strategy is focused on diversifying our loan portfolio through geographic expansion and loan product mix, expanding our deposit product offerings by upgrading existing services and increasing our use of technology, and enhancing our infrastructure to support our changing lending and deposit capabilities in order to position ourselves for growth.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, as well as engaging in indirect auto lending and auto loan purchase programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, earnings from bank-owned life insurance, and gains and losses from sales of securities.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-KT for the six months ended December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets. Total assets decreased $26.1 million, or 2.1%, to $1.19 billion at March 31, 2018, from $1.22 billion at December 31, 2017, primarily due to sales of investment securities which were partially used to pay down borrowings.

Total loans, excluding loans held for sale, increased $19.8 million to $806.0 million at March 31, 2018, from $786.1 million at December 31, 2017, a result of new loan originations partially offset by loan sales coupled with normal amortization and prepayment activity. Commercial real estate, other consumer, and construction and land loans increased $17.6 million, $11.4 million, and $4.5 million, respectively, while one- to four-family residential and multi-family loans decreased $7.9 million and $5.7 million, respectively. In addition to our indirect lending program, we began purchasing newly originated auto loans from a company specializing in classic car lending to qualified borrowers throughout the United States. As a result of our indirect lending and purchase programs, we added $11.4 million of newly originated auto loans to our portfolio during the three months ended March 31, 2018, which was the main contributor to the increase in other consumer loans.

Construction and land loans increased 6.3% to $75.7 million at March 31, 2018, from $71.1 million at December 31, 2017, as we continued to focus on construction loan origination activity during the quarter. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects.

Undisbursed construction commitments increased $2.8 million, or 4.7%, from December 31, 2017 to March 31, 2018. Commercial real estate construction commitments include $9.0 million of one- to four-family speculative construction projects, of which there was $6.3 million located in King County, $1.4 million located in Jefferson County and $1.3 million located in Thurston County, Washington.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2018	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,715	$13,894	$—	$28,609
Multi-family residential	—	70,929	—	70,929
Commercial real estate	2,484	13,659	10,159	26,302
Total commitment	$17,199	$98,482	$10,159	$125,840

Construction Funds Disbursed
One- to four-family residential	$4,194	$6,826	$—	$11,020
Multi-family residential	—	29,583	—	29,583
Commercial real estate	878	11,978	10,159	23,015
Total disbursed	$5,072	$48,387	$10,159	$63,618

Undisbursed Commitment
One- to four-family residential	$10,521	$7,068	$—	$17,589
Multi-family residential	—	41,346	—	41,346
Commercial real estate	1,606	1,681	—	3,287
Total undisbursed	$12,127	$50,095	$—	$62,222

Land Funds Disbursed
One- to four-family residential	$6,512	$1,322	$—	$7,834
Commercial real estate	—	4,232	—	4,232
Total disbursed for land	$6,512	$5,554	$—	$12,066

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2017	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$11,570	$14,824	$—	$26,394
Multi-family residential	—	61,939	—	61,939
Commercial real estate	975	14,837	9,811	25,623
Total Commitment	$12,545	$91,600	$9,811	$113,956

Construction Funds Disbursed
One- to four-family residential	$3,711	$5,849	$—	$9,560
Multi-family residential	—	22,256	—	22,256
Commercial real estate	594	12,343	9,811	22,748
Total disbursed	$4,305	$40,448	$9,811	$54,564

Undisbursed Commitment
One- to four-family residential	$7,859	$8,975	$—	$16,834
Multi-family residential	—	39,683	—	39,683
Commercial real estate	381	2,494	—	2,875
Total undisbursed	$8,240	$51,152	$—	$59,392

Land Funds Disbursed
One- to four-family residential	$6,606	$1,242	$—	$7,848
Commercial real estate	—	8,733	—	8,733
Total disbursed for land	$6,606	$9,975	$—	$16,581

During the three months ended March 31, 2018, the Company originated $71.9 million of loans, of which $31.1 million, or 43.2%, were originated in the North Olympic Peninsula, $40.3 million, or 56.1%, in the Puget Sound region of Washington, and $507,000, or 0.7%, in other areas in Washington.

Our allowance for loan losses increased $224,000, or 2.6%, to $9.0 million at March 31, 2018, from $8.8 million at December 31, 2017. The allowance for loan losses as a percentage of total loans remained at 1.1% at both March 31, 2018, and December 31, 2017.

Nonperforming loans increased $638,000, or 41.6%, to $2.2 million at March 31, 2018, from $1.5 million at December 31, 2017, mainly attributable to a commercial business loan of $583,000. Nonperforming loans to total loans increased to 0.3% at March 31, 2018, from 0.2% at December 31, 2017, and the allowance for loan losses as a percentage of nonperforming loans decreased to 413.4% at March 31, 2018, from 570.7% at December 31, 2017. Classified loans increased $3.3 million to $10.0 million at March 31, 2018, from $6.7 million at December 31, 2017, mainly attributable a multi-family construction loan of $3.7 million downgraded in March 2018.

At March 31, 2018, there were $4.5 million in restructured loans, of which $4.2 million were performing in accordance with their modified payment terms and returned to accrual status.

Our allowance for loan losses as a percentage of total loans was 1.1% at both March 31, 2018 and December 31, 2017. Provision for loan losses was taken during the quarter to provide for specific reserves related to a nonperforming commercial business loan as well as loan growth during the quarter. Also during the quarter, management changed a qualitative factor in its allowance for loan loss calculations which resulted in the application of unallocated reserves to individual loan categories, providing for a more precise allocation of the general reserves for loan losses. There was no material change in our allowance for loan losses as a percentage of total loans during the quarter due to continued overall strong asset quality and minimal net loan charge-offs. Fluctuations in the balance of nonperforming assets and other credit quality measures are expected as we increase the balance of our loan portfolio. We believe that changes in our credit metrics during the most recent quarter and over the past year were normal fluctuations and not an indication of declining credit quality in our loan portfolio as a whole and that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of March 31, 2018.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$347,453	$355,391
Multi-family	68,095	73,767
Commercial real estate	220,542	202,956
Construction and land	75,684	71,145
Total real estate loans	711,774	703,259

Consumer:
Home equity	38,538	38,473
Other consumer	39,478	28,106
Total consumer loans	78,016	66,579

Commercial business loans	16,163	16,303

Total loans	805,953	786,141
Less:
Net deferred loan fees	501	724
Premium on purchased loans, net	(2,360)	(2,454)
Allowance for loan losses	8,984	8,760
Loans receivable, net	$798,828	$779,111

The following table represents nonperforming assets at the dates indicated.

	March 31, 2018	December 31, 2017
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$820	$681
Commercial real estate	260	378
Construction and land	50	52

Total real estate loans	1,130	1,111

Consumer loans:
Home equity	359	365
Other	101	59

Total consumer loans	460	424

Commercial business	583	—

Total nonperforming loans	2,173	1,535

Repossessed assets	21	23

Total nonperforming assets	$2,194	$1,558

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%

Total investment securities decreased $34.4 million, or 10.1%, to $305.9 million at March 31, 2018, from $340.4 million at December 31, 2017. We repositioned the investment portfolio by selling certain investments during the quarter for a net gain on sale and repurchasing a lesser amount of additional adjustable-rate securities, which resulted in a decrease in leverage of our capital position and total assets. We continue to evaluate share repurchases and other capital management strategies and seek investment opportunities to continue to prudently leverage capital and improve earnings. In addition, we continue to focus on growing our loan portfolio and improving our earning asset mix over the long term. The average repricing term of our investment securities portfolio was estimated at 4.0 years as of March 31, 2018, as compared to 3.5 years as of December 31, 2017, based on the interest rate environment at those times. The increase in time for rates to reset in our investment portfolio during the most recent quarter was the result of the sales of certain adjustable rate securities for a net gain on sale, with a portion of the sales proceeds used to pay down Federal Home Loan Bank short-term advances.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $193.6 million at March 31, 2018, a decrease during the quarter of $7.2 million, or 3.6%, from $200.9 million at December 31, 2017. Other investment securities, including municipal bonds and other asset-backed securities, were $112.3 million at March 31, 2018, a decrease of $27.2 million from $139.5 million at December 31, 2017. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.1 years as of March 31, 2018, and 5.3 years as of December 31, 2017, based on the interest rate environment at those times. The investment portfolio contains 87.9% of amortizing securities compared to 85.0% at December 31, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities decreased $22.5 million, or 2.2%, to $1.02 billion at March 31, 2018, from $1.04 billion at December 31, 2017, primarily the result of a decrease in FHLB borrowings and, to a lesser extent, deposits. FHLB borrowings decreased $21.2 million, or 14.7%, to $122.9 million at March 31, 2018, from $144.1 million at December 31, 2017. During the quarter, we paid off FHLB short-term advances of $84.1 million and utilized additional FHLB overnight borrowings of $62.9 million.

Deposit balances decreased $4.4 million, or 0.5%, to $880.6 million at March 31, 2018, from $885.0 million at December 31, 2017, which was due to a decrease in business accounts of $13.1 million partially offset by an increase in personal accounts of $8.7 million. An $11.5 million decrease in transaction accounts was partially offset by increases of $4.5 million in savings accounts, $1.7 million in money market accounts and $881,000 in certificates of deposit. Total transaction, savings, and money market account deposits decreased $5.3 million, or 0.8%, to $640.5 million at March 31, 2018, from $645.8 million at December 31, 2017. We compete with other financial institutions and financial intermediaries in attracting deposits in our market areas. We believe strong competition for deposits will continue, and we strive to develop innovative product and pricing combinations to attract and retain deposits during the current rising rate environment.

Equity. Total shareholders' equity decreased $3.5 million, or 2.0%, to $173.5 million at March 31, 2018. The change in shareholders' equity during the quarter was mainly the result of a $2.2 million increase in unrealized losses in our available for sale securities portfolio, which resulted in an increase in other comprehensive loss, net of tax, and decreases in additional paid-in capital of $3.4 million from the repurchase of shares of common stock, partially offset by net income of $1.5 million. During the three months ended March 31, 2018, we repurchased 208,113 shares of common stock at an average cost of $16.27 per share, pursuant to the Company's stock repurchase plan.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

General. Net income decreased $641,000, or 29.6%, to $1.5 million for the three months ended March 31, 2018, compared to net income of $2.2 million for the three months ended March 31, 2017. The decrease in net income was primarily due to an increase in noninterest expense coupled with the absence of a $768,000 death benefit received from bank-owned life insurance ("BOLI") during the same period in 2017, and an increase in the provision for loan losses, partially offset by an increase in net interest income and a decrease in the provision for income taxes.

Net Interest Income. Net interest income increased $867,000 to $9.0 million for the three months ended March 31, 2018, from $8.1 million for the three months ended March 31, 2017, mainly as the result of an increase in interest income related to an increase in the average balance of loans receivable during the three months ended March 31, 2018, supplemented by an increase in both the average balance and yield earned on investment securities. The yield on average interest-earning assets increased 12 basis points to 3.81% for the three months ended March 31, 2018, compared to 3.69% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable.

The net interest margin decreased three basis points to 3.15% for the three months ended March 31, 2018, from 3.18% for the same period in 2017. The net interest margin decreased primarily due to an increase in the average cost of interest bearing-liabilities.

Of the $867,000 increase in net interest income during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, $573,000 was the result of an increase in volume, and $294,000 was due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $900,000 due to an increase in average volumes and $204,000 due to increases in rates.

The average cost of interest-bearing liabilities increased to 0.85% for the three months ended March 31, 2018, compared to 0.68% for the same period last year, due primarily to increases in the average balance and cost of certificates of deposit and an increase in the average balance of borrowings.

Interest Income. Total interest income increased $1.4 million, or 15.3%, to $10.8 million for the three months ended March 31, 2018, from $9.4 million for the comparable period in 2017, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $1.1 million, to $8.6 million for the three months ended March 31, 2018, from $7.5 million for the three months ended March 31, 2017, due primarily to an increase in the average balance of net loans receivable of $84.7 million as compared to the prior year. Average loan yields increased 10 basis points to 4.35% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as we continued to increase our balance of higher yielding loans, such as construction and commercial real estate loans. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities increased $282,000, or 48.6% to $862,000 for the three months ended March 31, 2018, compared to $580,000 for the three months ended March 31, 2017, due to a $45.9 million increase in the average balance during the quarter, partially offset by a decrease in average yield of eight basis points as compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended March 31, 2018 remained virtually unchanged compared to the three months ended March 31, 2017, reflecting an increase in yield of 19 basis points that was offset by a $15.7 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2018		2017
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$788,736	4.35%	$704,075	4.25%	$1,104
Investment securities	132,484	2.60	86,610	2.68	282
Mortgage-backed securities	198,904	2.61	214,637	2.42	(1)
FHLB stock	7,232	3.26	4,735	2.53	29
Interest-bearing deposits in banks	11,136	1.62	9,795	0.86	24
Total interest-earning assets	$1,138,492	3.81	$1,019,852	3.69	$1,438

Interest Expense. Total interest expense increased $571,000, or 43.8%, to $1.9 million for the three months ended March 31, 2018, compared to $1.3 million for the three months ended March 31, 2017, due to an increase in deposit costs of $267,000, or 37.2%, and an increase in borrowing costs of $304,000, or 52.0%. Deposit costs increased for the three months ended March 31, 2018, due to increasing interest rates and customers transferring deposit accounts into higher-yielding certificates of deposit. In particular, money market accounts declined $21.9 million between the periods. The average balance of interest-bearing deposits increased $57.1 million, or 8.5%, to $732.1 million for the three months ended March 31, 2018, from $675.0 million for the three months ended March 31, 2017, as we continued to target growth in deposits in new and existing market areas. During the three months ended March 31, 2018, the cost of certificates of deposit increased due to an increase in average balance of $64.6 million and an increase in the average rate paid of 13 basis points, as compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, there were increases in the average balance of savings accounts of $10.8 million and transaction accounts of $3.7 million as compared to the same period in the prior year. The average cost of all deposit products increased to 0.54% for the three months ended March 31, 2018, from 0.43% for the three months ended March 31, 2017, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the year. Borrowing costs increased due primarily to an increase in the average balance of borrowings of $59.9 million, or 67.2%, as we utilized short-term FHLB advances to fund our operations and purchase additional interest-earning assets.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2018		2017		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$108,153	0.06%	$97,362	0.04%	$7
Transaction accounts	114,984	0.01	111,292	0.01	—
Money market accounts	268,792	0.32	290,730	0.29	3
Certificates of deposit	240,159	1.25	175,583	1.12	257
Borrowings	149,125	2.38	89,208	2.62	304
Total interest-bearing liabilities	$881,213	0.85	$764,175	0.68	$571

Provision for Loan Losses. The provision for loan losses was $310,000 during the three months ended March 31, 2018, compared to $215,000 for the three months ended March 31, 2017, and was primarily due to specific reserves related to a nonperforming commercial business loan and the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$310	$215
Net (recoveries) charge-offs	(86)	53
Allowance for loan losses	8,984	8,328
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	2,173	2,349
Allowance for loan losses as a percentage of nonaccrual loans at end of period	413.4%	354.5%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.3%
Total loans	$805,953	$713,455

Noninterest Income. Noninterest income decreased $719,000, or 32.7%, to $1.5 million for the three months ended March 31, 2018, from $2.2 million for the three months ended March 31, 2017, primarily due to a decrease of $768,000 in income from a death benefit on bank-owned life insurance received during the three months ended March 31, 2017.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$893	$821	$72	8.8%
Mortgage servicing fees, net of amortization	62	69	(7)	(10.1)
Net gain on sale of loans	167	284	(117)	(41.2)
Net gain on sale of investment securities	122	—	122	100.0
Increase in cash surrender value of bank-owned life insurance	149	178	(29)	(16.3)
Income from death benefit on bank-owned life insurance, net	—	768	(768)	(100.0)
Other income	89	81	8	9.9
Total noninterest income	$1,482	$2,201	$(719)	(32.7)%

Noninterest Expense. Noninterest expense increased $777,000, or 10.4%, to $8.3 million for the three months ended March 31, 2018, compared to $7.5 million for the three months ended March 31, 2017, primarily as a result of an increase in compensation and benefits, advertising, occupancy and equipment, and other expenses. Generally, noninterest expenses have increased as a result of our past and anticipated future growth. We added more staff to manage our operations, and we rewarded our staff and management for performance through incentive programs and sales commissions. We have also added stock awards and cash bonus programs for certain mid-level management positions which allows us to provide competitive compensation packages that we believe will enable us to attract and retain talented employees. During the last quarter, we opened our newest branch on Bainbridge Island, which contributed to additional compensation and benefits, occupancy and equipment, and other operational expenses over the past year. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,811	$4,530	$281	6.2%
Real estate owned and repossessed assets expense (income), net	8	(50)	58	116.0
Data processing	628	597	31	5.2
Occupancy and equipment	1,102	985	117	11.9
Supplies, postage, and telephone	231	198	33	16.7
Regulatory assessments and state taxes	126	133	(7)	(5.3)
Advertising	324	179	145	81.0
Professional fees	322	371	(49)	(13.2)
FDIC insurance premium	76	54	22	40.7
Other	647	501	146	29.1
Total	$8,275	$7,498	$777	10.4%

Provision for Income Tax. An income tax expense of $346,000 was recorded for the three months ended March 31, 2018, compared to $429,000 for the three months ended March 31, 2017, generally due to a decrease in income before taxes of $724,000. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2018 and 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At March 31, 2018	Three Months Ended March 31,
		2018			2017
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.46%	$788,736	$8,583	4.35%	$704,075	$7,479	4.25%
Investment securities	2.90	132,484	862	2.60	86,610	580	2.68
Mortgage-backed securities	2.72	198,904	1,297	2.61	214,637	1,298	2.42
FHLB dividends	3.74	7,232	59	3.26	4,735	30	2.53
Interest-bearing deposits in banks	1.67	11,136	45	1.62	9,795	21	0.86
Total interest-earning assets (2)	3.97	1,138,492	10,846	3.81	1,019,852	9,408	3.69

Interest-bearing liabilities:
Savings accounts	0.10	$108,153	$16	0.06	$97,362	9	0.04
Transaction accounts	0.01	114,984	4	0.01	111,292	4	0.01
Money market accounts	0.32	268,792	215	0.32	290,730	212	0.29
Certificates of deposit	1.30	240,159	750	1.25	175,583	493	1.12
Total deposits	0.47	732,088	985	0.54	674,967	718	0.43
Borrowings	3.35	149,125	889	2.38	89,208	585	2.62
Total interest-bearing liabilities	0.82	881,213	1,874	0.85	764,175	1,303	0.68

Net interest income			$8,972			$8,105
Net interest rate spread	3.15			2.96			3.01
Net earning assets		$257,279			$255,677
Net interest margin (3)				3.15			3.18
Average interest-earning assets to average interest-bearing liabilities		129.2%			133.5%

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

	Three Months Ended
	March 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$900	$204	$1,104
Investments	213	68	281
FHLB stock	16	13	29
Other(1)	3	21	24
Total interest-earning assets	$1,132	$306	$1,438

Interest-bearing liabilities:
Savings accounts	$1	$6	$7
Interest-bearing transaction accounts	—	—	—
Money market accounts	(16)	19	3
Certificates of deposit	181	76	257
Borrowings	393	(89)	304
Total interest-bearing liabilities	$559	$12	$571

Net change in interest income	$573	$294	$867

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2018 and the year ended December 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$154,303	$70,797	$15,007	$27	$240,134
FHLB advances	62,949	60,000	—	—	122,949
Operating leases	297	512	398	1,871	3,078
Borrower taxes and insurance	2,130	—	—	—	2,130
Deferred compensation	39	55	46	557	697
Total contractual obligations	$219,718	$131,364	$15,451	$2,455	$368,988

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2018:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,357	$—	$—	$—	$1,357
Adjustable-rate	250	—	—	—	250
Unfunded commitments under lines of credit or existing loans	26,695	9,130	3,221	64,745	103,791
Standby letters of credit	183	—	—	—	183
Total commitments	$28,485	$9,130	$3,221	$64,745	$105,581

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $25.2 million, and securities classified as available-for-sale with a market value of $258.2 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $122.9 million, and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of March 31, 2018.

At March 31, 2018, we had $1.6 million in loan commitments outstanding and an additional $104.0 million in undisbursed loans and standby letters of credit, including $62.2 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of March 31, 2018 totaled $154.3 million, or 64.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. A significant portion of our money market accounts have rolled into certificates of deposit over the past twelve months, which management believes, based on past experience, is commensurate with our customers' behavior during periods of rising interest rates. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $19.5 million.

Capital Resources
At March 31, 2018, shareholders' equity totaled $173.5 million, or 14.6% of total assets. Our book value per share of common stock was $14.99 at March 31, 2018, compared to $15.02 at December 31, 2017. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At March 31, 2018, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at March 31, 2018.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$144,754	12.2%	$47,531	4.0%	$59,414	5.0%
Consolidated company	177,202	14.7	48,355	4.0	60,444	5.0
Common equity tier I (to risk-weighted assets)
Bank only	144,754	18.4	35,417	4.5	51,158	6.5
Consolidated company	177,202	22.4	35,543	4.5	51,339	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	144,754	18.4	47,223	6.0	62,964	8.0
Consolidated company	177,202	22.4	47,390	6.0	63,187	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	153,981	19.6	62,964	8.0	78,705	10.0
Consolidated company	186,429	23.6	63,187	8.0	78,984	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Company and Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of March 31, 2018, the conservation buffer was 1.875%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-KT for the six months ended December 31, 2017.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-KT for the six months ended December 31, 2017. As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2018 - January 31, 2018	—	$—	—	1,126,859
February 1, 2018 - February 28, 2018	114,100	16.17	114,100	1,012,759
March 1, 2018 - March 31, 2018	94,013	16.39	94,013	918,746
Total	208,113	$16.27	208,113

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of March 31, 2018, a total of 247,913 shares, or 21.2% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.40 per share, leaving 918,746 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Date: May 9, 2018	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2018	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements