Form 10-Q
period 2018-06-30
First Northwest Bancorp
filed 2018-08-07
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2018, there were 11,485,418 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	June 30, 2018	December 31, 2017

Cash and due from banks	$14,926	$13,777
Interest-bearing deposits in banks	7,958	23,024
Investment securities available for sale, at fair value	252,371	290,242
Investment securities held to maturity, at amortized cost	44,423	50,126
Loans held for sale	1,562	788
Loans receivable (net of allowance for loan losses of $9,282 and $8,760)	821,339	779,111
Federal Home Loan Bank (FHLB) stock, at cost	6,521	7,023
Accrued interest receivable	3,899	3,745
Premises and equipment, net	14,789	13,739
Mortgage servicing rights, net	1,101	1,095
Bank-owned life insurance, net	29,022	28,724
Prepaid expenses and other assets	5,335	4,265

Total assets	$1,203,246	$1,215,659

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$893,326	$885,032
Borrowings	126,271	144,100
Accrued interest payable	374	325
Accrued expenses and other liabilities	9,335	7,929
Advances from borrowers for taxes and insurance	993	1,228

Total liabilities	1,030,299	1,038,614

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,483,494 shares at June 30, 2018, and 11,785,507 shares at December 31, 2017	115	118
Additional paid-in capital	108,780	111,106
Retained earnings	79,767	78,602
Accumulated other comprehensive loss, net of tax	(4,836)	(1,573)
Unearned employee stock ownership plan (ESOP) shares	(10,879)	(11,208)

Total shareholders' equity	172,947	177,045

Total liabilities and shareholders' equity	$1,203,246	$1,215,659

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans receivable	$8,952	$7,883	$17,535	$15,362
Interest on mortgage-backed securities	1,237	1,285	2,534	2,583
Interest on investment securities	973	709	1,835	1,289
Interest on deposits and other	41	24	86	45
FHLB dividends	78	34	137	64

Total interest income	11,281	9,935	22,127	19,343
INTEREST EXPENSE
Deposits	1,125	798	2,110	1,516
Borrowings	997	617	1,886	1,202

Total interest expense	2,122	1,415	3,996	2,718

Net interest income	9,159	8,520	18,131	16,625
PROVISION FOR LOAN LOSSES	395	285	705	500

Net interest income after provision for loan losses	8,764	8,235	17,426	16,125
NONINTEREST INCOME
Loan and deposit service fees	915	888	1,808	1,709
Mortgage servicing fees, net of amortization	70	44	132	113
Net gain on sale of loans	150	44	317	328
Net gain on sale of investment securities	13	—	135	—
Increase in cash surrender value of bank-owned life insurance	149	159	298	337
Income from death benefit on bank-owned life insurance, net	—	—	—	768
Other income	108	64	197	145

Total noninterest income	1,405	1,199	2,887	3,400

NONINTEREST EXPENSE
Compensation and benefits	4,745	4,753	9,556	9,283
Real estate owned and repossessed assets expense (income), net	19	14	27	(36)
Data processing	677	617	1,305	1,214
Occupancy and equipment	1,127	995	2,229	1,980
Supplies, postage, and telephone	243	196	474	394
Regulatory assessments and state taxes	155	137	281	270
Advertising	290	217	614	396
Professional fees	458	363	780	734
FDIC insurance premium	79	70	155	124
Other	505	577	1,152	1,078

Total noninterest expense	8,298	7,939	16,573	15,437

INCOME BEFORE PROVISION FOR INCOME TAXES	1,871	1,495	3,740	4,088

PROVISION FOR INCOME TAXES	345	380	691	809

NET INCOME	$1,526	$1,115	$3,049	$3,279

Basic and diluted earnings per share	$0.15	$0.10	$0.29	$0.30

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET INCOME	$1,526	$1,115	$3,049	$3,279

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(290), $282, $(841), and $416, respectively	(1,100)	546	(3,178)	803
Reclassification adjustment for net loss (gain) on sales of securities realized in income, net of taxes of $3, $0, $(23), and $0, respectively	11	—	(85)	—

Other comprehensive (loss) income, net of tax	(1,089)	546	(3,263)	803

COMPREHENSIVE INCOME (LOSS)	$437	$1,661	$(214)	$4,082

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2016	12,153,946	$122	$114,021	$75,833	$(11,847)	$(1,237)	$176,892

Net income				3,279			3,279
Common stock repurchased	(251,800)	(3)	(2,515)	(1,597)			(4,115)
Other comprehensive income, net of tax						803	803
Share-based compensation			467				467
ESOP shares committed to be released			85		310		395

BALANCE, June 30, 2017	11,902,146	$119	$112,058	$77,515	$(11,537)	$(434)	$177,721

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				3,049			3,049
Common stock repurchased	(297,013)	(3)	(2,966)	(1,884)			(4,853)
Restricted stock award forfeitures	(5,000)	—	—				—
Other comprehensive loss, net of tax						(3,263)	(3,263)
Share-based compensation			532				532
ESOP shares committed to be released			108		329		437

BALANCE, June 30, 2018	11,483,494	$115	$108,780	$79,767	$(10,879)	$(4,836)	$172,947

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,049	$3,279
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	662	612
Amortization and accretion of premiums and discounts on investments, net	965	330
Accretion of deferred loan fees, net	(78)	(188)
Amortization of mortgage servicing rights, net	92	119
Additions to mortgage servicing rights, net	(98)	(69)
Provision for loan losses	705	500
Gain on sale of real estate owned and repossessed assets	—	(40)
Allocation of ESOP shares	437	395
Share-based compensation	532	467
Gain on sale of loans, net	(317)	(328)
Gain on sale of securities available for sale, net	(108)	—
Gain on sale of securities held to maturity, net	(27)	—
Increase in cash surrender value of life insurance, net	(298)	(337)
Income from death benefit on bank-owned life insurance, net	—	(768)
Origination of loans held for sale	(11,684)	(17,208)
Proceeds from loans held for sale	11,227	18,013
Change in assets and liabilities:
Increase in accrued interest receivable	(154)	(5)
Increase in prepaid expenses and other assets	(147)	(1,164)
Increase in accrued interest payable	49	4
Increase in accrued expenses and other liabilities	1,406	1,860

Net cash from operating activities	6,213	5,472

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(37,681)	(41,509)
Proceeds from maturities, calls, and principal repayments of securities available for sale	13,348	36,242
Proceeds from sales of securities available for sale	54,704	—
Proceeds from maturities, calls, and principal repayments of securities held to maturity	5,542	1,748
Proceeds from sales of securities held to maturity	2,702	—
Redemption (purchase) of FHLB stock	502	(569)
Proceeds from sale of real estate owned and repossessed assets	46	180
Net increase in loans receivable	(42,958)	(36,811)
Purchase of premises and equipment, net	(1,712)	(164)

Net cash from investing activities	(5,507)	(40,883)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$8,294	$29,688
Proceeds from FHLB advances	372,132	167,440
Repayment of FHLB advances	(389,961)	(155,896)
Net (decrease) increase in advances from borrowers for taxes and insurance	(235)	(64)
Repurchase of common stock	(4,853)	(4,115)

Net cash from financing activities	(14,623)	37,053

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,917)	1,642

CASH AND CASH EQUIVALENTS, beginning of period	36,801	22,650

CASH AND CASH EQUIVALENTS, end of period	$22,884	$24,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,947	$2,714

Income taxes	$250	$845

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(4,127)	$1,219

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$102	$134

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KT for the six months ended December 31, 2017. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year from June 30 to December 31 effective December 31, 2017. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for future periods.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-KT as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2018, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$116	$—	$(6)	$110
U.S. government agency issued asset-backed securities (ABS agency)	21,245	—	(253)	20,992
Corporate issued asset-backed securities (ABS corporate)	37,912	—	(327)	37,585
Corporate issued debt securities (Corporate debt)	9,986	168	(199)	9,955
U.S. Small Business Administration securities (SBA)	39,576	—	(452)	39,124
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	135,921	—	(4,773)	131,148
Corporate issued mortgage-backed securities (MBS corporate)	13,766	—	(309)	13,457

Total securities available for sale	$258,522	$168	$(6,319)	$252,371

Held to Maturity
Municipal bonds	$12,055	$104	$(6)	$12,153
SBA	356	—	(2)	354
Mortgage-backed securities:
MBS agency	32,012	—	(900)	31,112

Total securities held to maturity	$44,423	$104	$(908)	$43,619

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2018:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(6)	$110	$(6)	$110
ABS agency	(129)	18,442	(124)	2,550	(253)	20,992
ABS corporate	(327)	37,585	—	—	(327)	37,585
Corporate debt	(199)	4,787	—	—	(199)	4,787
SBA	(226)	30,600	(226)	7,206	(452)	37,806
Mortgage-backed securities:
MBS agency	(1,396)	47,564	(3,377)	83,583	(4,773)	131,147
MBS corporate	(68)	7,330	(241)	6,127	(309)	13,457

Total available for sale	$(2,345)	$146,308	$(3,974)	$99,576	$(6,319)	$245,884

Held to Maturity
Municipal bonds	$(6)	$1,274	$—	$—	$(6)	$1,274
SBA	—	128	(2)	225	(2)	353
Mortgage-backed securities:
MBS agency	(253)	13,365	(647)	17,737	(900)	31,102

Total held to maturity	$(259)	$14,767	$(649)	$17,962	$(908)	$32,729

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2018 and December 31, 2017, there were 70 and 63 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and six months ended June 30, 2018 and 2017.

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

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,284	7,071	749	741
Due after five through ten years	12,412	11,977	2,399	2,316
Due after ten years	129,991	125,557	28,864	28,055

Total mortgage-backed securities	149,687	144,605	32,012	31,112

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	739	746
Due after five through ten years	16,075	15,834	6,856	6,894
Due after ten years	92,760	91,932	4,816	4,867

Total all other investment securities	108,835	107,766	12,411	12,507

Total investment securities	$258,522	$252,371	$44,423	$43,619

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,363	7,260	1,957	1,973
Due after five through ten years	13,337	13,127	2,835	2,792
Due after ten years	146,553	144,701	30,972	30,987

Total mortgage-backed securities	167,253	165,088	35,764	35,752

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,388	4,380	—	—
Due after five through ten years	29,482	29,661	9,491	9,574
Due after ten years	91,143	91,113	4,871	4,940

Total all other investment securities	125,013	125,154	14,362	14,514

Total investment securities	$292,266	$290,242	$50,126	$50,266

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales	$21,845	$—	$54,704	$—
Gross realized gains	69	—	233	—
Gross realized losses	(83)	—	(125)	—

During the six months ended June 30, 2018, the Bank sold certain held to maturity investments that had substantially reached maturity, allowing us to sell certain securities without tainting the remaining held to maturity securities portfolio. The held-to-maturity designation of the remaining securities is unchanged.

Sales of securities held-to-maturity for the periods shown are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(In thousands)
Proceeds from sales	$2,702	$2,702
Gross realized gains	32	32
Gross realized losses	(5)	(5)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$339,425	$355,391
Multi-family	88,147	73,767
Commercial real estate	232,266	202,956
Construction and land	56,919	71,145
Total real estate loans	716,757	703,259

Consumer:
Home equity	39,085	38,473
Auto and other consumer	55,315	28,106
Total consumer loans	94,400	66,579

Commercial business loans	17,072	16,303

Total loans	828,229	786,141

Less:
Net deferred loan fees	(151)	724
Premium on purchased loans, net	(2,241)	(2,454)
Allowance for loan losses	9,282	8,760

Total loans receivable, net	$821,339	$779,111

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

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,167	$647	$2,053	$679	$744	$948	$709	$37	$8,984
Provision for loan losses	(102)	194	107	(166)	(110)	476	6	(10)	395
Charge-offs	(16)	—	—	—	—	(134)	—	—	(150)
Recoveries	1	—	—	1	8	42	1	—	53
Ending balance	$3,050	$841	$2,160	$514	$642	$1,332	$716	$27	$9,282

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Six Months Ended June 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for loan losses	3	193	313	(135)	(161)	807	450	(765)	705
Charge-offs	(16)	—	—	—	—	(257)	—	—	(273)
Recoveries	2	—	—	1	16	70	1	—	90
Ending balance	$3,050	$841	$2,160	$514	$642	$1,332	$716	$27	$9,282

	At June 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,050	$841	$2,160	$514	$642	$1,332	$716	$27	$9,282
General reserve	3,019	840	2,048	513	636	1,318	130	27	8,531
Specific reserve	31	1	112	1	6	14	586	—	751

Total loans	$339,425	$88,147	$232,266	$56,919	$39,085	$55,315	$17,072	$—	$828,229
Loans collectively evaluated (1)	336,352	88,034	230,138	56,871	38,462	55,224	16,211	—	821,292
Loans individually evaluated (2)	3,073	113	2,128	48	623	91	861	—	6,937

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,064	$498	$1,672	$689	$782	$448	$1,148	$27	$8,328
Provision for loan losses	5	13	63	(7)	27	173	25	(14)	285
Charge-offs	—	—	—	—	—	(136)	(5)	—	(141)
Recoveries	2	—	—	1	10	38	—	—	51
Ending balance	$3,071	$511	$1,735	$683	$819	$523	$1,168	$13	$8,523

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Six Months Ended June 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060
Provision for loan losses	152	141	247	97	(31)	279	520	(905)	500
Charge-offs	—	—	—	—	(79)	(169)	(5)	—	(253)
Recoveries	27	—	—	1	135	52	1	—	216
Ending balance	$3,071	$511	$1,735	$683	$819	$523	$1,168	$13	$8,523

	At December 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
General reserve	3,014	647	1,719	647	779	703	262	792	8,563
Specific reserve	47	1	128	1	8	9	3	—	197

Total loans	$355,391	$73,767	$202,956	$71,145	$38,473	$28,106	$16,303	$—	$786,141
Loans collectively evaluated (1)	351,545	73,652	201,885	71,093	37,838	28,047	16,020	—	780,080
Loans individually evaluated (2)	3,846	115	1,071	52	635	59	283	—	6,061

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$379	$445	$—	$382	$407	$—
Commercial real estate	1,345	1,402	—	256	378	—
Construction and land	—	2	—	—	3	—
Home equity	354	497	—	365	515	—
Auto and other consumer	—	226	—	—	124	—
Commercial business	—	4	—	—	4	—
Total	2,078	2,576	—	1,003	1,431	—

With an allowance recorded:
One-to-four family	2,694	2,904	31	3,464	3,718	47
Multi-family	113	113	1	115	115	1
Commercial real estate	783	792	112	815	821	128
Construction and land	48	74	1	52	76	1
Home equity	269	337	6	270	338	8
Auto and other consumer	91	102	14	59	67	9
Commercial business	861	861	586	283	283	3
Total	4,859	5,183	751	5,058	5,418	197

Total impaired loans:
One-to-four family	3,073	3,349	31	3,846	4,125	47
Multi-family	113	113	1	115	115	1
Commercial real estate	2,128	2,194	112	1,071	1,199	128
Construction and land	48	76	1	52	79	1
Home equity	623	834	6	635	853	8
Auto and other consumer	91	328	14	59	191	9
Commercial business	861	865	586	283	287	3
Total	$6,937	$7,759	$751	$6,061	$6,849	$197

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three months ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$407	$6	$408	$10
Commercial real estate	2,720	13	2,554	26
Construction and land	2,486	—	2,487	—
Home equity	356	9	358	9
Auto and other consumer	—	5	—	9
Total	5,969	33	5,807	54

With an allowance recorded:
One-to-four family	2,779	62	3,080	102
Multi-family	113	1	114	3
Commercial real estate	785	7	790	17
Construction and land	49	3	50	4
Home equity	268	6	277	11
Auto and other consumer	116	4	108	5
Commercial business	862	33	769	36
Total	4,972	116	5,188	178

Total impaired loans:
One-to-four family	3,186	68	3,488	112
Multi-family	113	1	114	3
Commercial real estate	3,505	20	3,344	43
Construction and land	2,535	3	2,537	4
Home equity	624	15	635	20
Auto and other consumer	116	9	108	14
Commercial business	862	33	769	36
Total	$10,941	$149	$10,995	$232

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2018, was $111,000 and $194,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three months ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$916	$9	$1,214	$36
Commercial real estate	301	—	306	1
Home equity	388	6	344	12
Auto and other consumer	—	2	—	3
Total	1,605	17	1,864	52

With an allowance recorded:
One-to-four family	3,945	72	3,983	147
Multi-family	118	1	119	2
Commercial real estate	1,279	17	1,286	34
Construction and land	22	1	15	1
Home equity	319	7	348	14
Auto and other consumer	23	—	26	—
Commercial business	305	4	322	8
Total	6,011	102	6,099	206

Total impaired loans:
One-to-four family	4,861	81	5,197	183
Multi-family	118	1	119	2
Commercial real estate	1,580	17	1,592	35
Construction and land	22	1	15	1
Home equity	707	13	692	26
Auto and other consumer	23	2	26	3
Commercial business	305	4	322	8
Total	$7,616	$119	$7,963	$258

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2017, was $83,000 and $171,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
One-to-four family	$731	$681
Commercial real estate	251	378
Construction and land	48	52
Home equity	358	365
Auto and other consumer	91	59
Commercial business	583	—

Total nonaccrual loans	$2,062	$1,535

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2018 and December 31, 2017.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$111	$185	$296	$339,129	$339,425
Multi-family	—	—	—	—	88,147	88,147
Commercial real estate	—	—	—	—	232,266	232,266
Construction and land	—	32	—	32	56,887	56,919
Total real estate loans	—	143	185	328	716,429	716,757

Consumer:
Home equity	141	—	287	428	38,657	39,085
Auto and other consumer	202	41	47	290	55,025	55,315
Total consumer loans	343	41	334	718	93,682	94,400

Commercial business loans	—	—	—	—	17,072	17,072

Total loans	$343	$184	$519	$1,046	$827,183	$828,229

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$213	$—	$231	$444	$354,947	$355,391
Multi-family	—	—	—	—	73,767	73,767
Commercial real estate	91	—	—	91	202,865	202,956
Construction and land	1,187	—	19	1,206	69,939	71,145
Total real estate loans	1,491	—	250	1,741	701,518	703,259

Consumer:
Home equity	383	78	—	461	38,012	38,473
Auto and other consumer	77	30	—	107	27,999	28,106
Total consumer loans	460	108	—	568	66,011	66,579

Commercial business loans	648	—	—	648	15,655	16,303

Total loans	$2,599	$108	$250	$2,957	$783,184	$786,141

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2018, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$333,035	$4,567	$986	$837	$339,425
Multi-family	88,034	—	113	—	88,147
Commercial real estate	225,682	4,238	747	1,599	232,266
Construction and land	51,515	5,356	—	48	56,919
Total real estate loans	698,266	14,161	1,846	2,484	716,757

Consumer:
Home equity	37,740	791	40	514	39,085
Auto and other consumer	54,479	586	42	208	55,315
Total consumer loans	92,219	1,377	82	722	94,400

Commercial business loans	15,799	412	278	583	17,072

Total loans	$806,284	$15,950	$2,206	$3,789	$828,229

The following table represents the internally assigned grade as of December 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One-to-four family	$348,273	$4,134	$1,580	$1,404	$355,391
Multi-family	71,535	2,117	115	—	73,767
Commercial real estate	188,251	9,893	964	3,848	202,956
Construction and land	59,360	8,040	3,662	83	71,145
Total real estate loans	667,419	24,184	6,321	5,335	703,259

Consumer:
Home equity	37,502	323	93	555	38,473
Auto and other consumer	27,646	202	146	112	28,106
Total consumer loans	65,148	525	239	667	66,579

Commercial business loans	14,230	653	772	648	16,303

Total loans	$746,797	$25,362	$7,332	$6,650	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of June 30, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$731	$338,694	$339,425
Multi-family	—	88,147	88,147
Commercial real estate	251	232,015	232,266
Construction and land	48	56,871	56,919

Consumer:
Home equity	358	38,727	39,085
Auto and other consumer	91	55,224	55,315

Commercial business	583	16,489	17,072

Total loans	$2,062	$826,167	$828,229

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$681	$354,710	$355,391
Multi-family	—	73,767	73,767
Commercial real estate	378	202,578	202,956
Construction and land	52	71,093	71,145

Consumer:
Home equity	365	38,108	38,473
Auto and other consumer	59	28,047	28,106

Commercial business	—	16,303	16,303

Total loans	$1,535	$784,606	$786,141

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Total TDR loans	$4,043	$4,919
Allowance for loan losses related to TDR loans	148	182
Total nonaccrual TDR loans	367	393

There were no newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended June 30, 2018, by type of concession granted.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the six months ended June 30, 2018, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	2	$—	$—	$180	$180
	2	$—	$—	$180	$180
Post-modification outstanding recorded investment
One- to four-family	2	$—	$—	$179	$179
	2	$—	$—	$179	$179

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2018.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended June 30, 2017, by type of concession granted

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$—	$244	$244
	1	$—	$—	$244	$244
Post-modification outstanding recorded investment
One- to four-family	1	$—	$—	$236	$236
	1	$—	$—	$236	$236

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the six months ended June 30, 2017, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$95	$89	$244	$428
Commercial real estate	1	—	—	134	134
	4	95	89	378	562
Post-modification outstanding recorded investment
One- to four-family	3	$92	$87	$236	$415
Commercial real estate	1	—	—	129	129
	4	$92	$87	$365	$544

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the six months and three months ended June 30, 2017.

No additional funds were committed to be advanced in connection with impaired loans at June 30, 2018.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2018			December 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,342	$263	$2,605	$3,165	$176	$3,341
Multi-family	113	—	113	115	—	115
Commercial real estate	679	104	783	693	217	910
Home equity	264	—	264	270	—	270
Commercial business	278	—	278	283	—	283

Total TDR loans	$3,676	$367	$4,043	$4,526	$393	$4,919

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2018 and December 31, 2017, was $95.2 million and $82.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	Weighted-Average Interest Rate	June 30, 2018	Weighted-Average Interest Rate	December 31, 2017
	(Dollars in thousands)
Savings	0.18%	$108,471	0.05%	$103,243
Transaction accounts	0.03%	258,428	0.01%	272,484
Money market accounts	0.38%	280,113	0.33%	270,052
Certificates of deposit and jumbo certificates	1.50%	246,314	1.27%	239,253

		$893,326		$885,032

Weighted-average interest rate		0.56%		0.45%

Maturities of certificates at the dates indicated are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Within one year or less	$149,266	$139,613
After one year through two years	60,520	61,906
After two years through three years	21,186	20,732
After three years through four years	10,432	10,089
After four years through five years	4,905	6,886
After five years	5	27

	$246,314	$239,253

Deposits at June 30, 2018 and December 31, 2017, included $67.5 million and $56.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $45.4 million and $41.0 million were pledged as collateral for these deposits at June 30, 2018 and December 31, 2017, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Savings	$28	$14	$44	$23
Transaction accounts	9	5	13	9
Insured money market accounts	282	226	497	438
Certificates of deposit and jumbo certificates	806	553	1,556	1,046

	$1,125	$798	$2,110	$1,516

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

Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No adjustments were made to provisional amounts during the six months ended June 30, 2018, and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.

The effective tax rates were 18.5% and 19.8% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Numerator:
Net income	$1,526	$1,115	$3,049	$3,279

Denominator:
Basic weighted average common shares outstanding	10,329,680	10,697,425	10,412,704	10,754,413
Dilutive restricted stock grants	126,666	138,160	120,526	123,501
Diluted weighted average common shares outstanding	10,456,346	10,835,585	10,533,230	10,877,914

Basic earnings per share	$0.15	$0.10	$0.29	$0.30

Diluted earnings per share	$0.15	$0.10	$0.29	$0.30

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of June 30, 2018 and 2017, there were 873,445 and 926,334 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were no anti-dilutive shares at June 30, 2018 or 2017.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP for the three and six months ended June 30, 2018.

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

Compensation expense related to the ESOP for the three months ended June 30, 2018 and 2017, was $217,000 and $192,000, respectively. For the six months ended June 30, 2018 and 2017 compensation expense related to the ESOP was $437,000 and $395,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Allocated shares	174,584	121,695
Committed to be released shares	—	26,442
Unallocated shares	873,445	899,892

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$13,949	$14,668

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At June 30, 2018, there were 1,381,550 total shares available for grant under the 2015 EIP, including 71,514 shares available to be granted as restricted stock.

During the three and six months ended June 30, 2018 and 2017, no shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended June 30, 2018 and 2017, total compensation expense for the 2015 EIP was $259,000 and $250,000, respectively. For the six months ended June 30, 2018 and 2017, total compensation expense for the 2015 EIP was $532,000 and $467,000, respectively.

Included in the above compensation expense for the three months ended June 30, 2018 and 2017, was directors' compensation of $85,000 and $98,000, respectively. For the six months ended June 30, 2018 and 2017, directors' compensation was $170,000 and $193,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Three Months Ended
	June 30, 2018
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at April 1, 2018	347,600	$13.18
Granted	—	—
Vested	—	—
Forfeited	(5,000)	16.07

Non-vested at June 30, 2018	342,600	13.14

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	June 30, 2018
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2018	347,600	$13.18
Granted	—	—
Vested	—	—
Forfeited	(5,000)	16.07

Non-vested at June 30, 2018	342,600	13.14

As of June 30, 2018, there was $3.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.18 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$110	$—	$110
ABS agency	—	20,992	—	20,992
ABS corporate	—	37,585	—	37,585
Corporate debt	—	9,955	—	9,955
SBA	—	39,124	—	39,124
MBS agency	—	131,148	—	131,148
MBS corporate	—	13,457	—	13,457
	$—	$252,371	$—	$252,371

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$13,434	$—	$13,434
ABS agency	—	21,770	—	21,770
ABS corporate	—	22,768	—	22,768
Corporate debt	—	19,908	—	19,908
SBA	—	47,274	—	47,274
MBS agency	—	144,542	—	144,542
MBS corporate	—	20,546	—	20,546
	$—	$290,242	$—	$290,242

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,937	$6,937

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,061	$6,061

At June 30, 2018 and December 31, 2017, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$22,884	$22,884	$22,884	$—	$—
Investment securities available for sale	252,371	252,371	—	252,371	—
Investment securities held to maturity	44,423	43,619	—	43,619	—
Loans receivable, net	821,339	794,736	—	—	794,736
FHLB stock	6,521	6,521	—	6,521	—
Accrued interest receivable	3,899	3,899	—	3,899	—
Mortgage servicing rights, net	1,101	1,619	—	—	1,619

Financial liabilities
Demand deposits	$647,012	$647,012	$647,012	$—	$—
Time deposits	246,314	243,914	—	243,914	—
Borrowings	126,271	127,102	—	127,102	—
Accrued interest payable	374	374	—	374	—

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

Loans receivable, net - At June 30, 2018, the fair value of loans and leases is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans and leases were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of June 30, 2018 and December 31, 2017. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The fair value of FHLB advances and other borrowings are calculated using a discounted cash flow method, adjusted for market interest rates and terms to maturity.

Off-balance-sheet financial instruments - Commitments to extend credit represent all off-balance-sheet financial instruments. The fair value of these commitments is not significant.

Note 10 - Noninterest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Noninterest income:
Loan fees (1)	$132	$74	$257	$170
Deposit fees	369	420	761	820
Debit interchange income	37	41	69	78
Credit card interchange income	447	397	853	754
Investment securities gain (loss), net (1)	13	—	135	—
Gain on loan sales, net (1)	150	44	317	328
Increase in cash surrender value of BOLI (1)	149	159	298	337
Income from BOLI payout (1)	—	—	—	768
Other income:
Investment services revenue	83	91	157	178
Gain or loss on subsidiary (1)	18	(40)	32	(40)
Remaining other income	7	13	8	7
Total other income	108	64	197	145

Total noninterest income	$1,405	$1,199	$2,887	$3,400

(1) Not within scope of ASC 606

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets. Total assets decreased $12.4 million, or 1.0%, to $1.20 billion at June 30, 2018, from $1.22 billion at December 31, 2017, primarily due to sales of investment securities which were partially used to pay down borrowings.

Total loans, excluding loans held for sale, increased $42.1 million to $828.2 million at June 30, 2018, from $786.1 million at December 31, 2017, a result of new loan originations partially offset by loan sales coupled with normal amortization and prepayment activity. Commercial real estate, auto and other consumer, and multi-family loans increased $29.3 million, $27.2 million, and $14.4 million, respectively, while one- to four-family residential and construction and land loans decreased $16.0 million and $14.2 million, respectively. We continue to grow the auto loan portfolio through our indirect lending and specialty auto loan purchasing programs, adding $29.8 million of newly originated auto loans during the year, which was the main contributor to the increase in auto and other consumer loans.

Construction and land loans decreased 20.0% to $56.9 million at June 30, 2018, from $71.1 million at December 31, 2017, of which $15.7 million converted to amortizing loans. We continue to focus on construction loan origination activity during the year. Our construction loans are geographically disbursed throughout the State of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects.

Undisbursed construction commitments increased $11.9 million, or 20.0%, from December 31, 2017 to June 30, 2018. Commercial real estate construction commitments include $4.9 million of one- to four-family speculative construction projects, of which there was $3.6 million located in King County and $1.4 million located in Jefferson County, Washington.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2018	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,867	$15,815	$—	$33,682
Multi-family residential	—	59,653	—	59,653
Commercial real estate	2,101	22,186	1,172	25,459
Total commitment	$19,968	$97,654	$1,172	$118,794

Construction Funds Disbursed
One- to four-family residential	$6,396	$7,783	$—	$14,179
Multi-family residential	—	21,665	—	21,665
Commercial real estate	1,235	9,211	1,172	11,618
Total disbursed	$7,631	$38,659	$1,172	$47,462

Undisbursed Commitment
One- to four-family residential	$11,471	$8,032	$—	$19,503
Multi-family residential	—	37,988	—	37,988
Commercial real estate	866	12,975	—	13,841
Total undisbursed	$12,337	$58,995	$—	$71,332

Land Funds Disbursed
One- to four-family residential	$6,532	$2,645	$—	$9,177
Commercial real estate	—	280	—	280
Total disbursed for land	$6,532	$2,925	$—	$9,457

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2017	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$11,570	$14,824	$—	$26,394
Multi-family residential	—	61,939	—	61,939
Commercial real estate	975	14,837	9,811	25,623
Total Commitment	$12,545	$91,600	$9,811	$113,956

Construction Funds Disbursed
One- to four-family residential	$3,711	$5,849	$—	$9,560
Multi-family residential	—	22,256	—	22,256
Commercial real estate	594	12,343	9,811	22,748
Total disbursed	$4,305	$40,448	$9,811	$54,564

Undisbursed Commitment
One- to four-family residential	$7,859	$8,975	$—	$16,834
Multi-family residential	—	39,683	—	39,683
Commercial real estate	381	2,494	—	2,875
Total undisbursed	$8,240	$51,152	$—	$59,392

Land Funds Disbursed
One- to four-family residential	$6,606	$1,242	$—	$7,848
Commercial real estate	—	8,733	—	8,733
Total disbursed for land	$6,606	$9,975	$—	$16,581

During the six months ended June 30, 2018, the Company originated $170.8 million of loans, of which $115.6 million, or 67.7%, were originated in the Puget Sound region of Washington, $51.9 million, or 30.4%, in the North Olympic Peninsula, and $3.2 million, or 1.9%, in other areas in Washington.

Our allowance for loan losses increased $522,000, or 6.0%, to $9.3 million at June 30, 2018, from $8.8 million at December 31, 2017. The allowance for loan losses as a percentage of total loans remained at 1.1% at both June 30, 2018, and December 31, 2017.

Nonperforming loans increased $527,000, or 34.3%, to $2.1 million at June 30, 2018, from $1.5 million at December 31, 2017, mainly attributable to a commercial business loan of $583,000. Nonperforming loans to total loans increased to 0.3% at June 30, 2018, from 0.2% at December 31, 2017, and the allowance for loan losses as a percentage of nonperforming loans decreased to 450.1% at June 30, 2018, from 570.7% at December 31, 2017. Classified loans decreased $2.9 million to $3.8 million at June 30, 2018, from $6.7 million at December 31, 2017.

At June 30, 2018, there were $4.0 million in restructured loans, of which $3.7 million were performing in accordance with their modified payment terms and returned to accrual status.

Our allowance for loan losses as a percentage of total loans was 1.1% at both June 30, 2018 and December 31, 2017. Provision for loan losses was taken during the quarter to provide for specific reserves related to a nonperforming commercial business loan as well as loan growth during the year. Also during the year, management changed a qualitative factor in its allowance for loan loss calculations which resulted in the application of unallocated reserves to individual loan categories, providing for a more precise allocation of the general reserves for loan losses. There was no material change in our allowance for loan losses as a percentage of total loans during the year due to continued overall strong asset quality and minimal net loan charge-offs. Fluctuations in the balance of nonperforming assets and other credit quality measures are expected as we increase the balance of our loan portfolio. We believe that changes in our credit metrics over the past year were normal fluctuations and not an indication of declining credit quality in our loan portfolio as a whole and that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of June 30, 2018.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$339,425	$355,391
Multi-family	88,147	73,767
Commercial real estate	232,266	202,956
Construction and land	56,919	71,145
Total real estate loans	716,757	703,259

Consumer:
Home equity	39,085	38,473
Auto and other consumer	55,315	28,106
Total consumer loans	94,400	66,579

Commercial business loans	17,072	16,303

Total loans	828,229	786,141
Less:
Net deferred loan fees	(151)	724
Premium on purchased loans, net	(2,241)	(2,454)
Allowance for loan losses	9,282	8,760
Loans receivable, net	$821,339	$779,111

The following table represents nonperforming assets at the dates indicated.

	June 30, 2018	December 31, 2017
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$731	$681
Commercial real estate	251	378
Construction and land	48	52

Total real estate loans	1,030	1,111

Consumer loans:
Home equity	358	365
Other	91	59

Total consumer loans	449	424

Commercial business	583	—

Total nonperforming loans	2,062	1,535

Repossessed assets	63	23

Total nonperforming assets	$2,125	$1,558

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%

Total investment securities decreased $43.6 million, or 12.8%, to $296.8 million at June 30, 2018, from $340.4 million at December 31, 2017. During the year, we sold approximately $57.3 million both variable and fixed rate securities and purchased $37.8 million of variable-rate investment securities to take advantage of market opportunities to improve yields and interest rate risk while also managing our liquidity position. Investment securities sales included $2.7 million of held to maturity investments that had substantially reached maturity, allowing us to sell certain securities without tainting the remaining held to maturity securities portfolio and avoid any negative market value adjustments through other comprehensive income. These held to maturity sales resulted in a reduction of 36 investment securities with an average balance of $74,000 each, which we expect will help us to more efficiently manage the investment portfolio. We will continue to evaluate investment opportunities that would allow us to prudently leverage capital and improve earnings while also continuing to focus on growing our loan portfolio and improving our earning asset mix over the long term. The average repricing term of our investment securities portfolio was estimated at 4.0 years at both June 30, 2018 and December 31, 2017, based on the interest rate environment at those times.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $176.6 million at June 30, 2018, a decrease during the quarter of $24.3 million, or 12.0%, from $200.9 million at December 31, 2017. Other investment securities, including municipal bonds and other asset-backed securities, were $120.2 million at June 30, 2018, a decrease of $19.3 million from $139.5 million at December 31, 2017. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.3 years as of June 30, 2018, and 5.3 years as of December 31, 2017, based on the interest rate environment at those times. The investment portfolio contains 91.6% of amortizing securities compared to 85.0% at December 31, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities decreased $8.3 million, or 0.8%, to $1.03 billion at June 30, 2018, from $1.04 billion at December 31, 2017, primarily the result of a decrease in FHLB borrowings and, to a lesser extent, deposits. FHLB borrowings decreased $17.8 million, or 12.4%, to $126.3 million at June 30, 2018, from $144.1 million at December 31, 2017. During the year, we had a net decrease in FHLB short-term advances of $32.8 million and utilized additional FHLB overnight borrowings of $15.0 million. We continue to utilize both FHLB short-term advances and FHLB overnight borrowings to manage our daily cash flow needs and manage liquidity.

Deposit balances increased $8.3 million, or 0.9%, to $893.3 million at June 30, 2018, from $885.0 million at December 31, 2017, which was due to an increase in business accounts of $15.7 million partially offset by a decrease in personal accounts of $7.4 million. A $14.1 million decrease in transaction accounts was partially offset by increases of $10.1 million in money market accounts, $5.2 million in savings accounts, and $7.1 million in certificates of deposit. Total transaction, savings, and money market account deposits increased $1.2 million, or 0.2%, to $647.0 million at June 30, 2018, from $645.8 million at December 31, 2017. We compete with other financial institutions and financial intermediaries in attracting deposits in our market areas. We believe strong competition for deposits will continue, and we strive to develop innovative product and pricing combinations to attract and retain deposits during the current rising rate environment.

Equity. Total shareholders' equity decreased $4.1 million, or 2.3%, to $172.9 million at June 30, 2018, mainly the result of a $3.3 million decrease in value of our available for sale securities portfolio resulting in additional unrealized losses and decreases in additional paid-in capital of $4.9 million from the repurchase of shares of common stock, partially offset by net income of $3.0 million. During the six months ended June 30, 2018, we repurchased 297,013 shares of common stock at an average cost of $16.35 per share, pursuant to the Company's stock repurchase plan.

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

General. Net income increased $411,000, or 36.9%, to $1.5 million for the three months ended June 30, 2018, compared to net income of $1.1 million for the three months ended June 30, 2017. The increase in net income was primarily due to an increase in net interest income coupled with an increase in noninterest income, partially offset by increases in noninterest expense and the provision for loan losses.

Net Interest Income. Net interest income increased $639,000 to $9.2 million for the three months ended June 30, 2018, from $8.5 million for the three months ended June 30, 2017, mainly as the result of an increase in interest income related to an increase in the average balance of loans receivable during the three months ended June 30, 2018, supplemented by an increase in the average balance on investment securities. The yield on average interest-earning assets increased six basis points to 3.96% for the three months ended June 30, 2018, compared to 3.90% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable.

The net interest margin decreased twelve basis points to 3.22% for the three months ended June 30, 2018, from 3.34% for the same period in 2017. The net interest margin decreased primarily due to an increase in the average cost of interest bearing-liabilities.

The $639,000 increase in net interest income during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to a combination of an increase of $802,000 as a result of an increase in volume, and a decrease of $163,000 due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $988,000 due to an increase in average volumes and $81,000 due to increases in rates.

The average cost of interest-bearing liabilities increased to 0.96% for the three months ended June 30, 2018, compared to 0.74% for the same period last year, due primarily to increases in the average balance and cost of certificates of deposit and an increase in the average balance of borrowings.

Interest Income. Total interest income increased $1.3 million, or 13.5%, to $11.3 million for the three months ended June 30, 2018, from $9.9 million for the comparable period in 2017, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $1.1 million, to $9.0 million for the three months ended June 30, 2018, from $7.9 million for the three months ended June 30, 2017, due primarily to an increase in the average balance of net loans receivable of $90.3 million as compared to the prior year. Average loan yields increased four basis points to 4.42% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as we continued to increase our balance of higher yielding loans, such as commercial real estate and multi-family loans as well as an increase in consumer lending as a result of our indirect and purchased auto programs. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities increased $264,000, or 37.2% to $973,000 for the three months ended June 30, 2018, compared to $709,000 for the three months ended June 30, 2017, due to a $52.2 million increase in the average balance during the quarter, partially offset by a decrease in average yield of 77 basis points as compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended June 30, 2018 remained virtually unchanged compared to the three months ended June 30, 2017, reflecting an increase in yield of 22 basis points that was offset by a $25.5 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2018		2017
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$809,839	4.42%	$719,511	4.38%	$1,069
Investment securities	125,442	3.10	73,245	3.87	264
Mortgage-backed securities	186,385	2.65	211,890	2.43	(48)
FHLB stock	7,605	4.10	4,948	2.75	44
Interest-bearing deposits in banks	9,111	1.80	9,849	0.97	17
Total interest-earning assets	$1,138,382	3.96	$1,019,443	3.90	$1,346

Interest Expense. Total interest expense increased $707,000, or 50.0%, to $2.1 million for the three months ended June 30, 2018, compared to $1.4 million for the three months ended June 30, 2017, due to an increase in deposit costs of $327,000, or 41.0%, and an increase in borrowing costs of $380,000, or 61.6%. Deposit costs increased for the three months ended June 30, 2018, due to increasing interest rates and customers transferring deposits into higher-yielding. In particular, money market accounts declined $446,000 between the periods. The average balance of interest-bearing deposits increased $56.6 million, or 8.4%, to $733.1 million for the three months ended June 30, 2018, from $676.5 million for the three months ended June 30, 2017, as we continued to target growth in deposits in new and existing market areas. During the three months ended June 30, 2018, the cost of certificates of deposit increased due to an increase in average balance of $47.8 million and an increase in the average rate paid of 19 basis points, as compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, there were increases in the average balance of savings accounts of $6.6 million and transaction accounts of $2.7 million as compared to the same period in the prior year. The average cost of all deposit products increased to 0.61% for the three months ended June 30, 2018, from 0.47% for the three months ended June 30, 2017, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the year. Borrowing costs increased due primarily to an increase in the average balance of borrowings of $61.6 million, or 67.1%, as we utilized short-term FHLB advances to fund our operations and purchase additional interest-earning assets.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2018		2017		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$105,067	0.11%	$98,485	0.06%	$14
Transaction accounts	113,666	0.03	110,923	0.02	4
Money market accounts	277,186	0.41	277,632	0.33	56
Certificates of deposit	237,216	1.36	189,465	1.17	253
Borrowings	153,362	2.60	91,762	2.69	380
Total interest-bearing liabilities	$886,497	0.96	$768,267	0.74	$707

Provision for Loan Losses. The provision for loan losses was $395,000 during the three months ended June 30, 2018, compared to $285,000 for the three months ended June 30, 2017, and was primarily due to an increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$395	$285
Net recoveries	(97)	(90)
Allowance for loan losses	9,282	8,523
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	2,062	1,915
Allowance for loan losses as a percentage of nonaccrual loans at end of period	450.1%	445.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Total loans	$828,229	$733,997

Noninterest Income. Noninterest income increased $206,000, or 17.2%, to $1.4 million for the three months ended June 30, 2018, from $1.2 million for the three months ended June 30, 2017, primarily due to a increases in the net gain on sales of loans, other income, loan and deposit service fees and, mortgaging servicing fees, net of amortization during the Three months ended June 30, 2017.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$915	$888	$27	3.0%
Mortgage servicing fees, net of amortization	70	44	26	59.1
Net gain on sale of loans	150	44	106	240.9
Net gain on sale of investment securities	13	—	13	100.0
Increase in cash surrender value of bank-owned life insurance	149	159	(10)	(6.3)
Other income	108	64	44	68.8
Total noninterest income	$1,405	$1,199	$206	17.2%

Noninterest Expense. Noninterest expense increased $359,000, or 4.5%, to $8.3 million for the three months ended June 30, 2018, compared to $7.9 million for the three months ended June 30, 2017, primarily as a result of an increase in occupancy and equipment, professional fees, advertising, and data processing. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,745	$4,753	$(8)	(0.2)%
Real estate owned and repossessed assets expense (income), net	19	14	5	35.7
Data processing	677	617	60	9.7
Occupancy and equipment	1,127	995	132	13.3
Supplies, postage, and telephone	243	196	47	24.0
Regulatory assessments and state taxes	155	137	18	13.1
Advertising	290	217	73	33.6
Professional fees	458	363	95	26.2
FDIC insurance premium	79	70	9	12.9
Other	505	577	(72)	(12.5)
Total	$8,298	$7,939	$359	4.5%

Provision for Income Tax. An income tax expense of $345,000 was recorded for the three months ended June 30, 2018, compared to $380,000 for the three months ended June 30, 2017, the decrease was the result of a reduction in the tax rate as a result of the passage of U.S. Tax Cuts and Jobs Act of 2017. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

General. Net income decreased $230,000, or 7.0%, to $3.0 million for the six months ended June 30, 2018, compared to net income of $3.3 million for the six months ended June 30, 2017. The decrease in net income was primarily due to an increase in noninterest expense coupled with a decrease in noninterest income and an increase in the provision loan losses, partially offset by an increase net interest income and a decrease in the provision for income taxes.

Net Interest Income. Net interest income increased $1.5 million to $18.1 million for the six months ended June 30, 2018, from $16.6 million for the six months ended June 30, 2017, mainly as the result of an increase in interest income related to an increase in the average balance of loans receivable during the six months ended June 30, 2018, supplemented by an increase in the average balance on investment securities. The yield on average interest-earning assets increased ten basis points to 3.89% for the six months ended June 30, 2018, compared to 3.79% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable.

The net interest margin decreased seven basis points to 3.19% for the six months ended June 30, 2018, from 3.26% for the same period in 2017. The net interest margin decreased primarily due to an increase in the average cost of interest bearing-liabilities.

Of the $1.5 million increase in net interest income during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, $1.3 million was the result of an increase in volume, and $162,000 was due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $1.9 million due to an increase in average volumes and $283,000 due to increases in rates.

The average cost of interest-bearing liabilities increased to 0.90% for the six months ended June 30, 2018, compared to 0.71% for the same period last year, due primarily to increases in the average balance and cost of certificates of deposit and an increase in the average balance of borrowings.

Interest Income. Total interest income increased $2.8 million, or 14.4%, to $22.1 million for the six months ended June 30, 2018, from $19.3 million for the comparable period in 2017, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $2.2 million, to $17.5 million for the six months ended June 30, 2018, from $15.4 million for the six months ended June 30, 2017, due primarily to an increase in the average balance of net loans receivable of $87.5 million as compared to the prior year. Average loan yields increased seven basis points to 4.39% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as we continued to increase our balance of higher yielding loans, such as commercial real estate loans. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as commercial business, and home equity lines of credit.

Interest income on investment securities increased $546,000, or 42.4% to $1.8 million for the six months ended June 30, 2018, compared to $1.3 million for the six months ended June 30, 2017, due to a $49.1 million increase in the average balance during the quarter, partially offset by a decrease in average yield of 38 basis points as compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the six months ended June 30, 2018 remained virtually unchanged compared to the six months ended June 30, 2017, reflecting an increase in yield of 21 basis points that was offset by a $20.7 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2018		2017
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$799,288	4.39%	$711,793	4.32%	$2,173
Investment securities	128,963	2.85	79,927	3.23	546
Mortgage-backed securities	192,645	2.63	213,264	2.42	(49)
FHLB stock	7,419	3.69	4,841	2.64	73
Interest-bearing deposits in banks	10,123	1.70	9,822	0.92	41
Total interest-earning assets	$1,138,438	3.89	$1,019,647	3.79	$2,784

Interest Expense. Total interest expense increased $1.3 million, or 47.0%, to $4.0 million for the six months ended June 30, 2018, compared to $2.7 million for the six months ended June 30, 2017, due to an increase in deposit costs of $594,000, or 39.2%, and an increase in borrowing costs of $684,000, or 56.9%. Deposit costs increased for the six months ended June 30, 2018, due to a combination of promotional products and higher rates to attract new deposits and retain existing customers, which also has resulted in the transferring of a portion of existing, lower-rate deposit accounts into higher-yielding certificates of deposit and other accounts. The average balance of interest-bearing deposits increased $56.5 million, or 8.4%, to $732.2 million for the six months ended June 30, 2018, from $675.7 million for the six months ended June 30, 2017, as we continued to target growth in deposits in new and existing market areas. During the six months ended June 30, 2018, the cost of certificates of deposit increased due to an increase in average balance of $56.2 million and an increase in the average rate paid of 15 basis points, as compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, there were increases in the average balance of savings accounts of $8.7 million and transaction accounts of $2.8 million as compared to the same period in the prior year, while money market accounts declined $11.2 million between the periods. The average cost of all deposit products increased to 0.58% for the six months ended June 30, 2018, from 0.45% for the six months ended June 30, 2017, in our continuing efforts to attract and retain deposit balances and customer relationships during the year. Borrowing costs increased due primarily to an increase in the average balance of borrowings of $60.8 million, or 67.1%, as we utilized short-term FHLB advances to fund our operations and purchase additional interest-earning assets.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2018		2017		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$106,610	0.08%	$97,924	0.05%	$21
Transaction accounts	113,933	0.02	111,108	0.02	4
Money market accounts	272,991	0.36	284,181	0.31	59
Certificates of deposit	238,687	1.30	182,524	1.15	510
Borrowings	151,243	2.49	90,485	2.66	684
Total interest-bearing liabilities	$883,464	0.90	$766,222	0.71	$1,278

Provision for Loan Losses. The provision for loan losses was $705,000 during the six months ended June 30, 2018, compared to $500,000 for the six months ended June 30, 2017, and was primarily due to specific reserves related to a nonperforming commercial business loan and the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$705	$500
Net recoveries	(183)	(37)
Allowance for loan losses	9,282	8,523
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	2,062	1,915
Allowance for loan losses as a percentage of nonaccrual loans at end of period	450.1%	445.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Total loans	$828,229	$733,997

Noninterest Income. Noninterest income decreased $513,000, or 15.1%, to $2.9 million for the six months ended June 30, 2018, from $3.4 million for the six months ended June 30, 2017, primarily due to a decrease of

$768,000 in income from a death benefit on bank-owned life insurance received during the six months ended June 30, 2017, offset by a gain on sale of securities of $135,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,808	$1,709	$99	5.8%
Mortgage servicing fees, net of amortization	132	113	19	16.8
Net gain on sale of loans	317	328	(11)	(3.4)
Net gain on sale of investment securities	135	—	135	100.0
Increase in cash surrender value of bank-owned life insurance	298	337	(39)	(11.6)
Income from death benefit on bank-owned life insurance, net	—	768	(768)	(100.0)
Other income	197	145	52	35.9
Total noninterest income	$2,887	$3,400	$(513)	(15.1)%

Noninterest Expense. Noninterest expense increased $1.1 million, or 7.4%, to $16.6 million for the six months ended June 30, 2018, compared to $15.4 million for the six months ended June 30, 2017, primarily as a result of an increase in compensation and benefits, occupancy and equipment, advertising, and data processing. Generally, noninterest expenses have increased as a result of our past and anticipated future growth. We added more staff to manage our operations, and we rewarded our staff and management for performance through incentive programs and sales commissions. We have also added stock awards and cash bonus programs for certain mid-level management positions which allows us to provide competitive compensation packages that we believe will enable us to attract and retain talented employees. We expect to focus on operational efficiencies with increases in noninterest expense as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,556	$9,283	$273	2.9%
Real estate owned and repossessed assets expense (income), net	27	(36)	63	175.0
Data processing	1,305	1,214	91	7.5
Occupancy and equipment	2,229	1,980	249	12.6
Supplies, postage, and telephone	474	394	80	20.3
Regulatory assessments and state taxes	281	270	11	4.1
Advertising	614	396	218	55.1
Professional fees	780	734	46	6.3
FDIC insurance premium	155	124	31	25.0
Other	1,152	1,078	74	6.9
Total	$16,573	$15,437	$1,136	7.4%

Provision for Income Tax. An income tax expense of $691,000 was recorded for the six months ended June 30, 2018, compared to $809,000 for the six months ended June 30, 2017, generally due to a decrease in income before taxes of $348,000 and a reduction in the tax rate as a result of the passage of U.S. Tax Cuts and Jobs Act of 2017. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2018 and 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At June 30, 2018	Three Months Ended June 30,						Six Months Ended June 30,
		2018			2017			2018			2017
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.44%	$809,839	$8,952	4.42%	$719,511	$7,883	4.38%	$799,288	$17,535	4.39%	$711,793	$15,362	4.32%
Investment securities	3.27	125,442	973	3.10	73,245	709	3.87	128,963	1,835	2.85	79,927	1,289	3.23
Mortgage-backed securities	2.64	186,385	1,237	2.65	211,890	1,285	2.43	192,645	2,534	2.63	213,264	2,583	2.42
FHLB dividends	2.51	7,605	78	4.10	4,948	34	2.75	7,419	137	3.69	4,841	64	2.64
Interest-bearing deposits in banks	1.99	9,111	41	1.80	9,849	24	0.97	10,123	86	1.70	9,822	45	0.92
Total interest-earning assets (2)	4.01	1,138,382	11,281	3.96	1,019,443	9,935	3.90	1,138,438	22,127	3.89	1,019,647	19,343	3.79

Interest-bearing liabilities:
Savings accounts	0.18	$105,067	$28	0.11	$98,485	14	0.06	$106,610	$44	0.08	$97,924	23	0.05
Transaction accounts	0.03	113,666	9	0.03	110,923	5	0.02	113,933	13	0.02	111,108	9	0.02
Money market accounts	0.38	277,186	282	0.41	277,632	226	0.33	272,991	497	0.36	284,181	438	0.31
Certificates of deposit	1.50	237,216	806	1.36	189,465	553	1.17	238,687	1,556	1.30	182,524	1,046	1.15
Total deposits	0.56	733,135	1,125	0.61	676,505	798	0.47	732,221	2,110	0.58	675,737	1,516	0.45
Borrowings	2.89	153,362	997	2.60	91,762	617	2.69	151,243	1,886	2.49	90,485	1,202	2.66
Total interest-bearing liabilities	0.85	886,497	2,122	0.96	768,267	1,415	0.74	883,464	3,996	0.90	766,222	2,718	0.71

Net interest income			$9,159			$8,520			$18,131			$16,625
Net interest rate spread	3.16			3.00			3.16			2.99			3.08
Net earning assets		$251,885			$251,176			$254,974			$253,425
Net interest margin (3)				3.22			3.34			3.19			3.26
Average interest-earning assets to average interest-bearing liabilities		128.4%			132.7%			128.9%			133.1%

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

	Three Months Ended			Six Months Ended
	June 30, 2018 vs. 2017			June 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$988	$81	$1,069	$1,890	$283	$2,173
Investments	354	(138)	216	540	(43)	497
FHLB stock	18	26	44	34	39	73
Other(1)	(2)	19	17	1	40	41
Total interest-earning assets	$1,358	$(12)	$1,346	$2,465	$319	$2,784

Interest-bearing liabilities:
Savings accounts	$1	$13	$14	$2	$19	$21
Interest-bearing transaction accounts	—	4	4	—	4	4
Money market accounts	—	56	56	(17)	76	59
Certificates of deposit	140	113	253	323	187	510
Borrowings	415	(35)	380	813	(129)	684
Total interest-bearing liabilities	$556	$151	$707	$1,121	$157	$1,278

Net change in interest income	$802	$(163)	$639	$1,344	$162	$1,506

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2018 and the year ended December 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$149,266	$81,706	$15,337	$5	$246,314
FHLB advances	66,271	60,000	—	—	126,271
Operating leases	338	620	458	2,036	3,452
Borrower taxes and insurance	993	—	—	—	993
Deferred compensation	41	153	48	515	757
Total contractual obligations	$216,909	$142,479	$15,843	$2,556	$377,787

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2018:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$626	$—	$—	$—	$626
Adjustable-rate	326	—	—	—	326
Unfunded commitments under lines of credit or existing loans	24,236	8,595	2,900	76,739	112,470
Standby letters of credit	117	124	—	—	241
Total commitments	$25,305	$8,719	$2,900	$76,739	$113,663

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $22.9 million, and unpledged securities classified as available-for-sale with a market value of $252.4 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $126.3 million, and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of June 30, 2018.

At June 30, 2018, we had $1.0 million in loan commitments outstanding and an additional $112.7 million in undisbursed loans and standby letters of credit, including $71.3 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of June 30, 2018 totaled $149.3 million, or 60.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. A significant portion of our money market accounts have rolled into certificates of deposit over the past twelve months, which management believes, based on past experience, is commensurate with our customers' behavior during periods of rising interest rates. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $18.6 million.

Capital Resources
At June 30, 2018, shareholders' equity totaled $172.9 million, or 14.4% of total assets. Our book value per share of common stock was $15.06 at June 30, 2018, compared to $15.02 at December 31, 2017. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At June 30, 2018, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at June 30, 2018.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$146,926	12.3%	$47,624	4.0%	$59,529	5.0%
Consolidated company	177,742	14.7	48,483	4.0	60,604	5.0
Common equity tier I (to risk-weighted assets)
Bank only	146,926	19.4	34,106	4.5	49,264	6.5
Consolidated company	177,742	23.4	34,257	4.5	49,483	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	146,926	19.4	45,474	6.0	60,633	8.0
Consolidated company	177,742	23.4	45,676	6.0	60,902	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	156,400	20.6	60,633	8.0	75,791	10.0
Consolidated company	187,216	24.6	60,902	8.0	76,127	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Company and Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the conservation buffer was 1.875%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-KT for the six months ended December 31, 2017. As of June 30, 2018, the Company believes that its risk factors have not changed materially from those disclosed in the Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the Three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2018 - April 30, 2018	—	$—	—	918,746
May 1, 2018 - May 31, 2018	50,900	16.64	50,900	867,846
June 1, 2018 - June 30, 2018	38,000	16.38	38,000	829,846
Total	88,900	$16.53	88,900

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of June 30, 2018, a total of 336,813 shares, or 28.9% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.43 per share, leaving 829,846 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 7, 2018	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2018	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)