Form 10-Q
period 2018-09-30
First Northwest Bancorp
filed 2018-11-07
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2018, there were 11,325,618 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	September 30, 2018	December 31, 2017

Cash and due from banks	$14,195	$13,777
Interest-bearing deposits in banks	11,139	23,024
Investment securities available for sale, at fair value	267,105	290,242
Investment securities held to maturity, at amortized cost	43,908	50,126
Loans held for sale	191	788
Loans receivable (net of allowance for loan losses of $9,335 and $8,760)	839,458	779,111
Federal Home Loan Bank (FHLB) stock, at cost	6,326	7,023
Accrued interest receivable	3,914	3,745
Premises and equipment, net	15,460	13,739
Mortgage servicing rights, net	1,074	1,095
Bank-owned life insurance, net	29,172	28,724
Prepaid expenses and other assets	5,829	4,265

Total assets	$1,237,771	$1,215,659

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$931,605	$885,032
Borrowings	121,526	144,100
Accrued interest payable	360	325
Accrued expenses and other liabilities	10,529	7,929
Advances from borrowers for taxes and insurance	1,848	1,228

Total liabilities	1,065,868	1,038,614

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,325,618 shares at September 30, 2018, and 11,785,507 shares at December 31, 2017	113	118
Additional paid-in capital	107,531	111,106
Retained earnings	80,880	78,602
Accumulated other comprehensive loss, net of tax	(5,907)	(1,573)
Unearned employee stock ownership plan (ESOP) shares	(10,714)	(11,208)

Total shareholders' equity	171,903	177,045

Total liabilities and shareholders' equity	$1,237,771	$1,215,659

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans receivable	$9,257	$7,928	$26,792	$23,290
Interest on mortgage-backed securities	1,196	1,280	3,730	3,863
Interest on investment securities	952	765	2,787	2,054
Interest on deposits and other	50	34	136	79
FHLB dividends	100	36	237	100

Total interest income	11,555	10,043	33,682	29,386
INTEREST EXPENSE
Deposits	1,498	911	3,608	2,427
Borrowings	792	669	2,678	1,871

Total interest expense	2,290	1,580	6,286	4,298

Net interest income	9,265	8,463	27,396	25,088
PROVISION FOR LOAN LOSSES	197	—	902	500

Net interest income after provision for loan losses	9,068	8,463	26,494	24,588
NONINTEREST INCOME
Loan and deposit service fees	1,122	913	2,930	2,622
Mortgage servicing fees, net of amortization	23	114	155	227
Net gain on sale of loans	139	377	456	705
Net (loss) gain on sale of investment securities	(58)	136	77	136
Increase in cash surrender value of bank-owned life insurance	150	158	448	495
Income from death benefit on bank-owned life insurance, net	—	—	—	768
Other income	44	—	241	145

Total noninterest income	1,420	1,698	4,307	5,098

NONINTEREST EXPENSE
Compensation and benefits	4,740	4,466	14,296	13,749
Real estate owned and repossessed assets expense (income), net	14	8	41	(28)
Data processing	676	604	1,981	1,818
Occupancy and equipment	1,119	1,022	3,348	3,002
Supplies, postage, and telephone	211	211	685	605
Regulatory assessments and state taxes	172	128	453	398
Advertising	185	142	799	538
Professional fees	319	466	1,099	1,200
FDIC insurance premium	76	69	231	193
Other	607	691	1,759	1,769

Total noninterest expense	8,119	7,807	24,692	23,244

INCOME BEFORE PROVISION FOR INCOME TAXES	2,369	2,354	6,109	6,442

PROVISION FOR INCOME TAXES	443	581	1,134	1,390

NET INCOME	$1,926	$1,773	$4,975	$5,052

Basic earnings per share	$0.19	$0.17	$0.48	$0.47

Diluted earnings per share	$0.19	$0.17	$0.47	$0.47

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET INCOME	$1,926	$1,773	$4,975	$5,052

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(295), $(99), $(1,136), and $317, respectively	(1,117)	(193)	(4,295)	610
Reclassification adjustment for net loss (gain) on sales of securities realized in income, net of taxes of $12, $(46), $(11), and $(46), respectively	46	(90)	(39)	(90)

Other comprehensive (loss) income, net of tax	(1,071)	(283)	(4,334)	520

COMPREHENSIVE INCOME	$855	$1,490	$641	$5,572

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2016	12,153,946	$122	$114,021	$75,833	$(11,847)	$(1,237)	$176,892

Net income				5,052			5,052
Common stock repurchased	(348,700)	(4)	(3,483)	(2,160)			(5,647)
Restricted stock awards granted	50,000	—	—				—
Restricted stock awards canceled	(15,539)	—	(282)				(282)
Other comprehensive income, net of tax						520	520
Share-based compensation			788				788
ESOP shares committed to be released			131		474		605

BALANCE, September 30, 2017	11,839,707	$118	$111,175	$78,725	$(11,373)	$(717)	$177,928

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				4,975			4,975
Common stock repurchased	(423,213)	(4)	(4,228)	(2,697)			(6,929)
Restricted stock award forfeitures net of grants	(18,600)	—	—				—
Restricted stock awards canceled	(18,076)	(1)	(292)				(293)
Other comprehensive loss, net of tax						(4,334)	(4,334)
Share-based compensation			788				788
ESOP shares committed to be released			157		494		651

BALANCE, September 30, 2018	11,325,618	$113	$107,531	$80,880	$(10,714)	$(5,907)	$171,903

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,975	$5,052
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	993	902
Amortization and accretion of premiums and discounts on investments, net	1,433	744
Amortization (accretion) of deferred loan fees, net	25	(233)
Amortization of mortgage servicing rights, net	180	118
Additions to mortgage servicing rights, net	(159)	(194)
Provision for loan losses	902	500
Gain on sale of real estate owned and repossessed assets	—	(36)
Allocation of ESOP shares	651	605
Share-based compensation	788	788
Gain on sale of loans, net	(456)	(705)
Gain on sale of securities available for sale, net	(50)	(136)
Gain on sale of securities held to maturity, net	(27)	—
Increase in cash surrender value of life insurance, net	(448)	(495)
Income from death benefit on bank-owned life insurance, net	—	(768)
Origination of loans held for sale	(16,054)	(23,057)
Proceeds from loans held for sale	17,107	24,239
Change in assets and liabilities:
Increase in accrued interest receivable	(169)	(483)
Increase in prepaid expenses and other assets	(412)	(32)
Increase in accrued interest payable	35	13
Increase in accrued expenses and other liabilities	2,600	2,043

Net cash from operating activities	11,914	8,865

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(63,046)	(130,822)
Proceeds from maturities, calls, and principal repayments of securities available for sale	20,164	46,110
Proceeds from sales of securities available for sale	56,683	17,239
Proceeds from maturities, calls, and principal repayments of securities held to maturity	6,010	2,542
Proceeds from sales of securities held to maturity	2,702	—
Redemption (purchase) of FHLB stock	697	(1,930)
Proceeds from sale of real estate owned and repossessed assets	—	194
Net increase in loans receivable	(61,274)	(36,871)
Purchase of premises and equipment, net	(2,714)	(431)

Net cash from investing activities	(40,778)	(103,969)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$46,573	$56,861
Net (decrease) increase in FHLB short-term advances	(22,574)	45,774
Net increase in advances from borrowers for taxes and insurance	620	757
Net share settlement of stock awards	(293)	(282)
Repurchase of common stock	(6,929)	(5,647)

Net cash from financing activities	17,397	97,463

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,467)	2,359

CASH AND CASH EQUIVALENTS, beginning of period	36,801	22,650

CASH AND CASH EQUIVALENTS, end of period	$25,334	$25,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,251	$4,285

Income taxes	$700	$845

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(5,481)	$791

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$154	$134

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-KT for the six months ended December 31, 2017. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year from June 30 to December 31 effective December 31, 2017. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its revenue sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements as the Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance since it is consistent with the Company’s current accounting policy for contracts.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-KT as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

Recently issued accounting pronouncements

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in ASU 2016-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in ASU 2016-02 is permitted. Once adopted, we expect to report higher assets and liabilities on our Consolidated Balance Sheets as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in our Consolidated Balance Sheets. We do not expect the guidance to have a material impact on the Consolidated Statements of Income or Consolidated Statements of Changes in Shareholders' Equity. ASU 2016-02 initially provided for one retrospective transition method; however a second transition method was later added with ASU 2018-11 which permits companies to utilize certain practical expedients.

In July 2018, FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. These amendments provide minor clarifications and corrections to ASU 2016-02, Leases (Topic 842).

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this ASU provide entities with an additional optional transition method to adopt ASU 2016-02. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting under this additional transition method for the comparative periods presented in the financial statements in which it adopts the new leases standard would continue to be in accordance with current GAAP (Topic 840, Leases).

The Company will adopt ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and will avail itself of practical expedients. As a lessee, the Company is party to several office leases with future payment obligations including all available extensions aggregating approximately $9 million at September 30, 2018 for which the Company expects to record right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments upon adoption of ASU 2016-02. As lessee, the Company expects to apply the following practical expedients in the implementation ASU 2016-02: (i) to not separate non-lease components from the associated lease component as described above and (ii) to not apply the right-of-use recognition requirements to short-term leases.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Accounting Topics

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

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. The Company does not believe that this guidance will have a material effect on its consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In July 2018, FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance is effective for public companies in fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, FASB issued ASU No. 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU, which is effective for fiscal years beginning after December 15, 2019, is not expected to have a material impact on the Company’s financial statements.

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company anticipates complying with these new requirements beginning with its 2018 Annual Report on Form 10-K.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2018, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$882	$—	$(23)	$859
U.S. government agency issued asset-backed securities (ABS agency)	26,182	61	(251)	25,992
Corporate issued asset-backed securities (ABS corporate)	37,904	—	(436)	37,468
Corporate issued debt securities (Corporate debt)	9,986	106	(266)	9,826
U.S. Small Business Administration securities (SBA)	37,339	4	(568)	36,775
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	150,986	—	(5,824)	145,162
Corporate issued mortgage-backed securities (MBS corporate)	11,331	—	(308)	11,023

Total securities available for sale	$274,610	$171	$(7,676)	$267,105

Held to Maturity
Municipal bonds	$11,987	$44	$(9)	$12,022
SBA	343	—	(2)	341
Mortgage-backed securities:
MBS agency	31,578	—	(1,077)	30,501

Total securities held to maturity	$43,908	$44	$(1,088)	$42,864

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2018:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(16)	$750	$(7)	$109	$(23)	$859
ABS agency	(131)	8,778	(120)	2,487	(251)	11,265
ABS corporate	(287)	24,966	(149)	12,501	(436)	37,467
Corporate debt	—	—	(266)	4,720	(266)	4,720
SBA	(156)	14,878	(412)	16,728	(568)	31,606
Mortgage-backed securities:
MBS agency	(1,536)	56,190	(4,288)	88,972	(5,824)	145,162
MBS corporate	(80)	7,011	(228)	4,012	(308)	11,023

Total available for sale	$(2,206)	$112,573	$(5,470)	$129,529	$(7,676)	$242,102

Held to Maturity
Municipal bonds	$(9)	$1,278	$—	$—	$(9)	$1,278
SBA	(1)	125	(1)	216	(2)	341
Mortgage-backed securities:
MBS agency	(339)	12,390	(738)	18,101	(1,077)	30,491

Total held to maturity	$(349)	$13,793	$(739)	$18,317	$(1,088)	$32,110

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2018 and December 31, 2017, there were 75 and 63 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and nine months ended September 30, 2018 and 2017.

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

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,244	6,994	661	647
Due after five through ten years	12,117	11,620	2,206	2,119
Due after ten years	142,956	137,571	28,711	27,735

Total mortgage-backed securities	162,317	156,185	31,578	30,501

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	736	739
Due after five through ten years	19,621	19,209	6,807	6,811
Due after ten years	92,672	91,711	4,787	4,813

Total all other investment securities	112,293	110,920	12,330	12,363

Total investment securities	$274,610	$267,105	$43,908	$42,864

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,363	7,260	1,957	1,973
Due after five through ten years	13,337	13,127	2,835	2,792
Due after ten years	146,553	144,701	30,972	30,987

Total mortgage-backed securities	167,253	165,088	35,764	35,752

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,388	4,380	—	—
Due after five through ten years	29,482	29,661	9,491	9,574
Due after ten years	91,143	91,113	4,871	4,940

Total all other investment securities	125,013	125,154	14,362	14,514

Total investment securities	$292,266	$290,242	$50,126	$50,266

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Proceeds from sales	$1,979	$17,239	$56,683	$17,239
Gross realized gains	—	269	233	269
Gross realized losses	(58)	(133)	(183)	(133)

During the nine months ended September 30, 2018, the Bank sold certain held to maturity investments that had substantially reached maturity, allowing us to sell the securities without tainting the remaining held to maturity securities portfolio. The held-to-maturity designation of the remaining securities is unchanged. Gross proceeds on the sale of these securities totaled $2.7 million with gross realized gains and losses of $32,000 and $5,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$336,739	$355,391
Multi-family	85,229	73,767
Commercial real estate	239,431	202,956
Construction and land	59,219	71,145
Total real estate loans	720,618	703,259

Consumer:
Home equity	38,744	38,473
Auto and other consumer	70,003	28,106
Total consumer loans	108,747	66,579

Commercial business loans	16,432	16,303

Total loans	845,797	786,141

Less:
Net deferred loan fees	(821)	724
Premium on purchased loans, net	(2,175)	(2,454)
Allowance for loan losses	9,335	8,760

Total loans receivable, net	$839,458	$779,111

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

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,050	$841	$2,160	$514	$642	$1,332	$716	$27	$9,282
Provision for loan losses	3	(31)	(47)	28	(81)	179	(31)	177	197
Charge-offs	(2)	—	—	—	—	(265)	—	—	(267)
Recoveries	2	—	—	—	7	114	—	—	123
Ending balance	$3,053	$810	$2,113	$542	$568	$1,360	$685	$204	$9,335

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Nine Months Ended September 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for loan losses	6	162	266	(107)	(242)	986	419	(588)	902
Charge-offs	(18)	—	—	—	—	(522)	—	—	(540)
Recoveries	4	—	—	1	23	184	1	—	213
Ending balance	$3,053	$810	$2,113	$542	$568	$1,360	$685	$204	$9,335

	At September 30, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,053	$810	$2,113	$542	$568	$1,360	$685	$204	$9,335
General reserve	3,013	809	2,105	541	563	1,334	125	204	8,694
Specific reserve	40	1	8	1	5	26	560	—	641

Total loans	$336,739	$85,229	$239,431	$59,219	$38,744	$70,003	$16,432	$—	$845,797
Loans collectively evaluated (1)	332,948	85,117	237,430	59,102	38,139	69,873	15,594	—	838,203
Loans individually evaluated (2)	3,791	112	2,001	117	605	130	838	—	7,594

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended September 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
Provision for loan losses	(263)	8	(93)	75	(71)	87	(1,043)	1,300	—
Charge-offs	—	—	—	—	—	(70)	—	—	(70)
Recoveries	100	—	—	—	16	39	—	—	155
Ending balance	$2,908	$519	$1,642	$758	$763	$579	$125	$1,314	$8,608

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Nine Months Ended September 30, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$2,892	$370	$1,488	$585	$794	$361	$652	$918	$8,060
Provision for loan losses	(111)	149	154	172	(103)	366	(523)	396	500
Charge-offs	—	—	—	—	(79)	(239)	(5)	—	(323)
Recoveries	127	—	—	1	151	91	1	—	371
Ending balance	$2,908	$519	$1,642	$758	$763	$579	$125	$1,314	$8,608

	At December 31, 2017
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
General reserve	3,014	647	1,719	647	779	703	262	792	8,563
Specific reserve	47	1	128	1	8	9	3	—	197

Total loans	$355,391	$73,767	$202,956	$71,145	$38,473	$28,106	$16,303	$—	$786,141
Loans collectively evaluated (1)	351,545	73,652	201,885	71,093	37,838	28,047	16,020	—	780,080
Loans individually evaluated (2)	3,846	115	1,071	52	635	59	283	—	6,061

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$310	$343	$—	$382	$407	$—
Commercial real estate	1,329	1,389	—	256	378	—
Construction and land	—	2	—	—	3	—
Home equity	340	442	—	365	515	—
Auto and other consumer	—	283	—	—	124	—
Commercial business	—	4	—	—	4	—
Total	1,979	2,463	—	1,003	1,431	—

With an allowance recorded:
One-to-four family	3,481	3,768	40	3,464	3,718	47
Multi-family	112	112	1	115	115	1
Commercial real estate	672	672	8	815	821	128
Construction and land	117	143	1	52	76	1
Home equity	265	333	5	270	338	8
Auto and other consumer	130	130	26	59	67	9
Commercial business	838	838	560	283	283	3
Total	5,615	5,996	641	5,058	5,418	197

Total impaired loans:
One-to-four family	3,791	4,111	40	3,846	4,125	47
Multi-family	112	112	1	115	115	1
Commercial real estate	2,001	2,061	8	1,071	1,199	128
Construction and land	117	145	1	52	79	1
Home equity	605	775	5	635	853	8
Auto and other consumer	130	413	26	59	191	9
Commercial business	838	842	560	283	287	3
Total	$7,594	$8,459	$641	$6,061	$6,849	$197

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$401	$9	$405	$12
Commercial real estate	1,334	13	2,148	34
Construction and land	—	—	1,658	—
Home equity	344	3	353	3
Auto and other consumer	—	7	—	11
Total	2,079	32	4,564	60

With an allowance recorded:
One-to-four family	2,978	74	3,046	156
Multi-family	112	1	113	4
Commercial real estate	708	9	763	26
Construction and land	71	5	57	6
Home equity	266	7	274	16
Auto and other consumer	76	3	98	4
Commercial business	852	14	796	50
Total	5,063	113	5,147	262

Total impaired loans:
One-to-four family	3,379	83	3,451	168
Multi-family	112	1	113	4
Commercial real estate	2,042	22	2,911	60
Construction and land	71	5	1,715	6
Home equity	610	10	627	19
Auto and other consumer	76	10	98	15
Commercial business	852	14	796	50
Total	$7,142	$145	$9,711	$322

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2018, was $101,000 and $278,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$778	$12	$1,069	$48
Commercial real estate	318	—	310	1
Home equity	379	5	356	17
Auto and other consumer	—	3	—	6
Total	1,475	20	1,735	72

With an allowance recorded:
One-to-four family	3,800	72	3,922	219
Multi-family	117	1	119	3
Commercial real estate	1,061	10	1,211	44
Construction and land	27	2	19	3
Home equity	312	7	336	21
Auto and other consumer	20	—	24	—
Commercial business	288	4	310	12
Total	5,625	96	5,941	302

Total impaired loans:
One-to-four family	4,578	84	4,991	267
Multi-family	117	1	119	3
Commercial real estate	1,379	10	1,521	45
Construction and land	27	2	19	3
Home equity	691	12	692	38
Auto and other consumer	20	3	24	6
Commercial business	288	4	310	12
Total	$7,100	$116	$7,676	$374

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2017, was $80,000 and $251,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
One-to-four family	$1,175	$681
Commercial real estate	143	378
Construction and land	117	52
Home equity	344	365
Auto and other consumer	131	59
Commercial business	563	—

Total nonaccrual loans	$2,473	$1,535

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2018 and December 31, 2017.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$571	$—	$168	$739	$336,000	$336,739
Multi-family	—	—	—	—	85,229	85,229
Commercial real estate	—	—	—	—	239,431	239,431
Construction and land	—	—	72	72	59,147	59,219
Total real estate loans	571	—	240	811	719,807	720,618

Consumer:
Home equity	4	78	4	86	38,658	38,744
Auto and other consumer	351	59	—	410	69,593	70,003
Total consumer loans	355	137	4	496	108,251	108,747

Commercial business loans	—	—	—	—	16,432	16,432

Total loans	$926	$137	$244	$1,307	$844,490	$845,797

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2018, by class of loans:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real Estate:
One-to-four family	$330,600	$4,314	$975	$850	$—	$336,739
Multi-family	85,117	—	112	—	—	85,229
Commercial real estate	232,986	4,317	672	1,456	—	239,431
Construction and land	52,251	6,851	—	117	—	59,219
Total real estate loans	700,954	15,482	1,759	2,423	—	720,618

Consumer:
Home equity	37,422	771	93	458	—	38,744
Auto and other consumer	68,696	936	146	216	9	70,003
Total consumer loans	106,118	1,707	239	674	9	108,747

Commercial business loans	14,972	622	275	563	—	16,432

Total loans	$822,044	$17,811	$2,273	$3,660	$9	$845,797

The following table represents the internally assigned grade as of December 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$348,273	$4,134	$1,580	$1,404	$355,391
Multi-family	71,535	2,117	115	—	73,767
Commercial real estate	188,251	9,893	964	3,848	202,956
Construction and land	59,360	8,040	3,662	83	71,145
Total real estate loans	667,419	24,184	6,321	5,335	703,259

Consumer:
Home equity	37,502	323	93	555	38,473
Auto and other consumer	27,646	202	146	112	28,106
Total consumer loans	65,148	525	239	667	66,579

Commercial business loans	14,230	653	772	648	16,303

Total loans	$746,797	$25,362	$7,332	$6,650	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,175	$335,564	$336,739
Multi-family	—	85,229	85,229
Commercial real estate	143	239,288	239,431
Construction and land	117	59,102	59,219

Consumer:
Home equity	344	38,400	38,744
Auto and other consumer	131	69,872	70,003

Commercial business	563	15,869	16,432

Total loans	$2,473	$843,324	$845,797

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$681	$354,710	$355,391
Multi-family	—	73,767	73,767
Commercial real estate	378	202,578	202,956
Construction and land	52	71,093	71,145

Consumer:
Home equity	365	38,108	38,473
Auto and other consumer	59	28,047	28,106

Commercial business	—	16,303	16,303

Total loans	$1,535	$784,606	$786,141

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

required of other borrowers. The refinance must be based on the borrower’s ability to repay the debt and no special concessions of rate and/or term are granted to the borrower.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Total TDR loans	$3,907	$4,919
Allowance for loan losses related to TDR loans	44	182
Total nonaccrual TDR loans	84	393

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended September 30, 2018, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$—	$49	$49
	1	$—	$—	$49	$49
Post-modification outstanding recorded investment
One- to four-family	1	$—	$—	$47	$47
	1	$—	$—	$47	$47

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the nine months ended September 30, 2018, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$—	$—	$229	$229
	3	$—	$—	$229	$229
Post-modification outstanding recorded investment
One- to four-family	3	$—	$—	$260	$260
	3	$—	$—	$260	$260

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2018.

There were no newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended September 30, 2017, by type of concession granted.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the nine months ended September 30, 2017, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$95	$89	$244	$428
Commercial real estate	1	—	—	134	134
	4	95	89	378	562
Post-modification outstanding recorded investment
One- to four-family	3	$92	$87	$237	$416
Commercial real estate	1	—	—	129	129
	4	$92	$87	$366	$545

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$87	$—	$87

No additional funds were committed to be advanced in connection with impaired loans at September 30, 2018.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2018			December 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,503	$84	$2,587	$3,165	$176	$3,341
Multi-family	112	—	112	115	—	115
Commercial real estate	672	—	672	693	217	910
Home equity	261	—	261	270	—	270
Commercial business	275	—	275	283	—	283

Total TDR loans	$3,823	$84	$3,907	$4,526	$393	$4,919

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2018 and December 31, 2017, was $101.7 million and $82.3 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2018		December 31, 2017
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$125,418	0.52%	$103,243	0.05%
Transaction accounts	269,211	0.05%	272,484	0.01%
Money market accounts	285,820	0.43%	270,052	0.33%
Certificates of deposit and jumbo certificates	251,156	1.70%	239,253	1.27%

	$931,605	0.68%	$885,032	0.45%

Maturities of certificates at the dates indicated are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Within one year or less	$153,915	$139,613
After one year through two years	61,274	61,906
After two years through three years	23,338	20,732
After three years through four years	7,868	10,089
After four years through five years	4,756	6,886
After five years	5	27

	$251,156	$239,253

Deposits at September 30, 2018 and December 31, 2017, included $87.6 million and $56.2 million, respectively, in public fund deposits. Investment securities with a carrying value of $54.7 million and $41.0 million were pledged as collateral for these deposits at September 30, 2018 and December 31, 2017, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Savings	$104	$15	$148	$38
Transaction accounts	25	4	38	13
Insured money market accounts	317	206	814	644
Certificates of deposit and jumbo certificates	1,052	686	2,608	1,732

	$1,498	$911	$3,608	$2,427

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

Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No adjustments were made to provisional amounts during the nine months ended September 30, 2018, and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.

The effective tax rates were 18.6% and 21.6% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Numerator:
Net income	$1,926	$1,773	$4,975	$5,052

Denominator:
Basic weighted average common shares outstanding	10,324,048	10,631,508	10,447,231	10,731,555
Dilutive restricted stock grants	72,640	70,753	48,884	72,876
Diluted weighted average common shares outstanding	10,396,688	10,702,261	10,496,115	10,804,431

Basic earnings per share	$0.19	$0.17	$0.48	$0.47

Diluted earnings per share	$0.19	$0.17	$0.47	$0.47

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2018 and 2017, there were 860,224 and 913,113 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Restricted stock award anti-dilutive shares of 916 and 2,718 at September 30, 2018 and 2017, respectively, were not included in the computation of diluted EPS.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An annual principal and interest payment of $835,000 was made by the ESOP during the nine months ended September 30, 2018.

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

Compensation expense related to the ESOP for the three months ended September 30, 2018 and 2017, was $214,000 and $210,000, respectively. For the nine months ended September 30, 2018 and 2017 compensation expense related to the ESOP was $651,000 and $605,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Allocated shares	174,584	121,695
Committed to be released shares	13,221	26,442
Unallocated shares	860,224	899,892

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$13,247	$14,668

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At September 30, 2018, there were 1,361,550 total shares available for grant under the 2015 EIP, including 117,014 shares available to be granted as restricted stock.

During the three and nine months ended September 30, 2018, 20,000 shares of restricted stock were awarded and no stock options were granted. There were 50,000 shares of restricted stock awarded during the three and nine months ended September 30, 2017. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the three months ended September 30, 2018 and 2017, total compensation expense for the 2015 EIP was $256,000 and $321,000, respectively. For the nine months ended September 30, 2018 and 2017, total compensation expense for the 2015 EIP was $788,000 and $788,000, respectively.

Included in the above compensation expense for the three months ended September 30, 2018 and 2017, was directors' compensation of $86,000 and $98,000, respectively. For the nine months ended September 30, 2018 and 2017, directors' compensation was $256,000 and $292,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Three Months Ended
	September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2018	342,600	$13.14
Granted	20,000	16.16
Vested	(65,324)	13.06
Canceled (1)	(18,076)	13.06
Forfeited	(33,600)	12.70

Non-vested at September 30, 2018	245,600	13.48

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Nine Months Ended
	September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	347,600	$13.18
Granted	20,000	16.16
Vested	(65,324)	13.06
Canceled (1)	(18,076)	13.06
Forfeited	(38,600)	13.14

Non-vested at September 30, 2018	245,600	13.48

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2018, there was $3.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.14 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$859	$—	$859
ABS agency	—	25,992	—	25,992
ABS corporate	—	37,468	—	37,468
Corporate debt	—	9,826	—	9,826
SBA	—	36,775	—	36,775
MBS agency	—	145,162	—	145,162
MBS corporate	—	11,023	—	11,023
	$—	$267,105	$—	$267,105

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$13,434	$—	$13,434
ABS agency	—	21,770	—	21,770
ABS corporate	—	22,768	—	22,768
Corporate debt	—	19,908	—	19,908
SBA	—	47,274	—	47,274
MBS agency	—	144,542	—	144,542
MBS corporate	—	20,546	—	20,546
	$—	$290,242	$—	$290,242

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$7,594	$7,594

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,061	$6,061

At September 30, 2018 and December 31, 2017, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$25,334	$25,334	$25,334	$—	$—
Investment securities available for sale	267,105	267,105	—	267,105	—
Investment securities held to maturity	43,908	42,864	—	42,864	—
Loans receivable, net	839,458	812,418	—	—	812,418
FHLB stock	6,326	6,326	—	6,326	—
Accrued interest receivable	3,914	3,914	—	3,914	—
Mortgage servicing rights, net	1,074	1,532	—	—	1,532

Financial liabilities
Demand deposits	$680,449	$680,449	$680,449	$—	$—
Time deposits	251,156	248,645	—	248,645	—
Borrowings	121,526	122,085	—	122,085	—
Accrued interest payable	360	360	—	360	—

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

Loans receivable, net - At September 30, 2018, the fair value of loans and leases is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans and leases were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

Deposits - The fair value of deposits with no stated maturity, such as non-interest bearing deposits, savings and interest checking accounts, and money market accounts, is equal to the amount payable on demand as of September 30, 2018 and December 31, 2017. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Noninterest income:
Loan fees (1)	$223	$174	$480	$344
Deposit fees	433	399	1,194	1,219
Debit interchange income	33	39	102	117
Credit card interchange income	456	415	1,309	1,169
Investment securities gain (loss), net (1)	(58)	136	77	136
Gain on loan sales, net (1)	139	377	456	705
Increase in cash surrender value of BOLI (1)	150	158	448	495
Income from BOLI payout (1)	—	—	—	768
Other income:
Investment services revenue	20	43	177	221
Gain or loss on subsidiary (1)	18	(91)	50	(131)
Remaining other income	6	48	14	55
Total other income	44	—	241	145

Total noninterest income	$1,420	$1,698	$4,307	$5,098

(1) Not within scope of Topic 606

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

Note 11 - Subsequent Event

On October 24, 2018, the Company declared a quarterly cash dividend of $0.03 per common share, payable December 14, 2018 to shareholders of record at the close of business November 30, 2018.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets. Total assets increased $22.1 million, or 1.8%, to $1.24 billion at September 30, 2018, from $1.22 billion at December 31, 2017, primarily due to loan growth partially offset by sales and repayment activity of investment securities.

Total loans, excluding loans held for sale, increased $59.7 million to $845.8 million at September 30, 2018, from $786.1 million at December 31, 2017, a result of new loan originations partially offset by loan sales coupled with normal amortization and prepayment activity. Commercial real estate, auto and other consumer, and multi-family loans increased $36.5 million, $41.9 million, and $11.5 million, respectively, while one- to four-family residential and construction and land loans decreased $18.7 million and $11.9 million, respectively. We continue to grow the auto loan portfolio through our indirect lending and specialty auto loan purchasing programs, adding $47.9 million of newly originated auto loans during the year, which was the main contributor to the increase in auto and other consumer loans.

Construction and land loans decreased 16.7% to $59.2 million at September 30, 2018, from $71.1 million at December 31, 2017, of which $20.2 million converted to amortizing loans. We continue to focus on construction loan origination activity during the year. The majority of our construction loans are geographically disbursed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2018	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,846	$17,117	$—	$33,963
Multi-family residential	—	51,418	—	51,418
Commercial real estate	2,140	25,004	769	27,913
Total commitment	$18,986	$93,539	$769	$113,294

Construction Funds Disbursed
One- to four-family residential	$7,140	$9,455	$—	$16,595
Multi-family residential	—	18,572	—	18,572
Commercial real estate	1,763	12,474	769	15,006
Total disbursed	$8,903	$40,501	$769	$50,173

Undisbursed Commitment
One- to four-family residential	$9,706	$7,662	$—	$17,368
Multi-family residential	—	32,846	—	32,846
Commercial real estate	377	12,530	—	12,907
Total undisbursed	$10,083	$53,038	$—	$63,121

Land Funds Disbursed
One- to four-family residential	$6,389	$2,377	$—	$8,766
Commercial real estate	—	280	—	280
Total disbursed for land	$6,389	$2,657	$—	$9,046

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2017	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$11,570	$14,824	$—	$26,394
Multi-family residential	—	61,939	—	61,939
Commercial real estate	975	14,837	9,811	25,623
Total Commitment	$12,545	$91,600	$9,811	$113,956

Construction Funds Disbursed
One- to four-family residential	$3,711	$5,849	$—	$9,560
Multi-family residential	—	22,256	—	22,256
Commercial real estate	594	12,343	9,811	22,748
Total disbursed	$4,305	$40,448	$9,811	$54,564

Undisbursed Commitment
One- to four-family residential	$7,859	$8,975	$—	$16,834
Multi-family residential	—	39,683	—	39,683
Commercial real estate	381	2,494	—	2,875
Total undisbursed	$8,240	$51,152	$—	$59,392

Land Funds Disbursed
One- to four-family residential	$6,606	$1,242	$—	$7,848
Commercial real estate	—	8,733	—	8,733
Total disbursed for land	$6,606	$9,975	$—	$16,581

During the nine months ended September 30, 2018, the Company originated $213.2 million of loans, of which $142.5 million, or 66.9%, were originated in the Puget Sound region of Washington, $67.6 million, or 31.7%, in the North Olympic Peninsula, and $3.1 million, or 1.4%, in other areas in Washington.

Our allowance for loan losses increased $575,000, or 6.6%, to $9.3 million at September 30, 2018, from $8.8 million at December 31, 2017. The allowance for loan losses as a percentage of total loans remained at 1.1% at both September 30, 2018, and December 31, 2017.

Nonperforming loans increased $938,000, or 61.1%, to $2.5 million at September 30, 2018, from $1.5 million at December 31, 2017, mainly attributable to a commercial business loan of $563,000 and one- to four-family loans of $494,000. Nonperforming loans to total loans increased to 0.3% at September 30, 2018, from 0.2% at December 31, 2017, and the allowance for loan losses as a percentage of nonperforming loans decreased to 377.5% at September 30, 2018, from 570.7% at December 31, 2017. Classified loans decreased $3.0 million to $3.7 million at September 30, 2018, from $6.7 million at December 31, 2017.

At September 30, 2018, there were $3.9 million in restructured loans, of which $3.8 million were performing in accordance with their modified payment terms and returned to accrual status.

Our allowance for loan losses as a percentage of total loans was 1.1% at both September 30, 2018 and December 31, 2017. Provision for loan losses was taken during the year to provide for specific reserves related to nonperforming loans as well as loan growth during the year. Also during the year, management changed a qualitative factor in its allowance for loan loss calculations which resulted in the application of unallocated reserves to individual loan categories, providing for a more precise allocation of the general reserves for loan losses. There was no material change in our allowance for loan losses as a percentage of total loans during the year due to continued overall strong asset quality and minimal net loan charge-offs. Fluctuations in the balance of nonperforming assets and other credit quality measures are expected as we increase the balance of our loan portfolio. We believe that changes in our credit metrics over the past year were normal fluctuations and not an indication of declining credit quality in our loan portfolio as a whole and that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of September 30, 2018.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Real Estate:
One-to-four family	$336,739	$355,391
Multi-family	85,229	73,767
Commercial real estate	239,431	202,956
Construction and land	59,219	71,145
Total real estate loans	720,618	703,259

Consumer:
Home equity	38,744	38,473
Auto and other consumer	70,003	28,106
Total consumer loans	108,747	66,579

Commercial business loans	16,432	16,303

Total loans	845,797	786,141
Less:
Net deferred loan fees	(821)	724
Premium on purchased loans, net	(2,175)	(2,454)
Allowance for loan losses	9,335	8,760
Loans receivable, net	$839,458	$779,111

The following table represents nonperforming assets at the dates indicated.

	September 30, 2018	December 31, 2017
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,175	$681
Commercial real estate	143	378
Construction and land	117	52

Total real estate loans	1,435	1,111

Consumer loans:
Home equity	344	365
Other	131	59

Total consumer loans	475	424

Commercial business	563	—

Total nonperforming loans	2,473	1,535

Repossessed assets	63	23

Total nonperforming assets	$2,536	$1,558

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%

Total investment securities decreased $29.4 million, or 8.6%, to $311.0 million at September 30, 2018, from $340.4 million at December 31, 2017. During the year, we sold approximately $59.3 million and purchased $62.8 million of both variable and fixed rate securities to take advantage of market opportunities to improve yields and manage interest rate risk and liquidity positions. Investment securities sales included $2.7 million of held to maturity investments that had substantially reached maturity, allowing us to sell certain securities without tainting the remaining held to maturity securities portfolio and avoid any negative market value adjustments through other comprehensive income. Investment securities comprised 25.1% of total assets at September 30, 2018, and we will continue to evaluate investment opportunities that would allow us to prudently leverage capital and improve earnings while also continuing to focus on growing our loan portfolio and improving our earning asset mix over the long term. The average repricing term of our investment securities portfolio was estimated at 4.0 years at both September 30, 2018 and December 31, 2017, based on the interest rate environment at those times.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $187.8 million at September 30, 2018, a decrease during the quarter of $13.1 million, or 6.5%, from $200.9 million at December 31, 2017. Other investment securities, including municipal bonds and other asset-backed securities, were $123.3 million at September 30, 2018, a decrease of $16.3 million from $139.5 million at December 31, 2017. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.4 years as of September 30, 2018, and 5.3 years as of December 31, 2017, based on the interest rate environment at those times. The investment portfolio contains 91.5% of amortizing securities compared to 85.0% at December 31, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities decreased $27.3 million, or 2.6%, to $1.07 billion at September 30, 2018, from $1.04 billion at December 31, 2017, primarily the result of a decrease in FHLB borrowings. FHLB borrowings decreased $22.6 million, or 15.7%, to $121.5 million at September 30, 2018, from $144.1 million at December 31, 2017. During the year, we had a net decrease in FHLB short-term advances of $69.1 million and utilized additional FHLB overnight borrowings of $46.5 million. We continue to utilize both FHLB short-term advances and FHLB overnight borrowings to manage our daily cash flow needs and manage liquidity.

Deposit balances increased $46.6 million, or 5.3%, to $931.6 million at September 30, 2018, from $885.0 million at December 31, 2017, which was due to an increases in business accounts of $36.7 million and personal accounts of $9.9 million. A $3.3 million decrease in transaction accounts was partially offset by increases of $15.8 million in money market accounts, $22.2 million in savings accounts, and $11.9 million in certificates of deposit. Total transaction, savings, and money market account deposits increased $34.7 million, or 5.4%, to $680.4 million at September 30, 2018, from $645.8 million at December 31, 2017. We compete with other financial institutions and financial intermediaries in attracting deposits in our market areas. We believe strong competition for deposits will continue, especially given the increase in interest rates driving customers to seek higher-yielding deposit accounts. We strive to develop innovative product and pricing combinations to attract and retain deposits during the current rising rate environment, understanding that we have a valuable core deposit base helping to keep our costs lower than some of our peers.

Equity. Total shareholders' equity decreased $5.1 million, or 2.9%, to $171.9 million at September 30, 2018, mainly the result of a $4.3 million decrease in value of our available for sale securities portfolio resulting in additional unrealized losses and decreases in additional paid-in capital of $6.9 million from the repurchase of shares of common stock, partially offset by net income of $5.0 million. During the nine months ended September 30, 2018, we repurchased 423,213 shares of common stock at an average cost of $16.37 per share, or $6.9 million, pursuant to the Company's stock repurchase plan.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

General. Net income increased $153,000, or 8.6%, to $1.9 million for the three months ended September 30, 2018, compared to net income of $1.8 million for the three months ended September 30, 2017. The increase in net income was primarily due to an increase in net interest income partially offset by increases in noninterest expense and the provision for loan losses.

Net Interest Income. Net interest income increased $802,000 to $9.3 million for the three months ended September 30, 2018, from $8.5 million for the three months ended September 30, 2017, mainly as the result of an increase in interest income related to an increase in the average balance of loans receivable during the three months ended September 30, 2018, offset by a decrease in the average balance of investment securities. The yield on average interest-earning assets increased 26 basis points to 4.05% for the three months ended September 30, 2018, compared to 3.79% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable earning higher yields than other interest-bearing assets and improving the margin over interest-bearing liabilities.

The net interest margin increased five basis points to 3.25% for the three months ended September 30, 2018, from 3.20% for the same period in 2017. The net interest margin increased primarily due to an increase in the average income on interest-earning assets.

The $802,000 increase in net interest income during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due to a combination of an increase of $833,000 as a result of an increase in volume, and a decrease of $31,000 due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $1.1 million due to an increase in average volumes and $248,000 due to increases in rates.

The average cost of interest-bearing liabilities increased to 1.05% for the three months ended September 30, 2018, compared to 0.79% for the same period last year, due primarily to increases in the average balance and cost of certificates of deposit and an increase in the average balance of borrowings.

Interest Income. Total interest income increased $1.5 million, or 15.1%, to $11.6 million for the three months ended September 30, 2018, from $10.0 million for the comparable period in 2017, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $1.3 million, to $9.3 million for the three months ended September 30, 2018, from $7.9 million for the three months ended September 30, 2017, due primarily to an increase in the average balance of net loans receivable of $99.0 million compared to the prior year. Average loan yields increased 12 basis points to 4.48% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as we continued to increase our balance of higher yielding loans, such as commercial real estate and multi-family loans as well as an increase in consumer lending as a result of our indirect and purchased auto loan programs. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities increased $187,000, or 24.4% to $952,000 for the three months ended September 30, 2018, compared to $765,000 for the three months ended September 30, 2017, due to an $11.2 million increase in the average balance and a 36 basis points increase in the average yield during the quarter, compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended September 30, 2018 decreased $84,000 compared to the three months ended September 30, 2017, reflecting an increase in yield of 21 basis points that was offset by a $28.9 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2018		2017		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$826,880	4.48%	$727,879	4.36%	$1,329
Investment securities	120,575	3.16	109,420	2.80	187
Mortgage-backed securities	176,997	2.70	205,941	2.49	(84)
FHLB stock	5,776	6.93	5,324	2.70	64
Interest-bearing deposits in banks	9,765	2.05	10,104	1.35	16
Total interest-earning assets	$1,139,993	4.05	$1,058,668	3.79	$1,512

Interest Expense. Total interest expense increased $710,000, or 44.9%, to $2.3 million for the three months ended September 30, 2018, compared to $1.6 million for the three months ended September 30, 2017, due to an increase in deposit costs of $587,000, or 64.4%, and an increase in borrowing costs of $123,000, or 18.4%. Deposit costs increased for the three months ended September 30, 2018, due to increasing interest rates and customers transferring deposits into higher-yielding accounts. The average balance of interest-bearing deposits increased $66.7 million, or 9.6%, to $765.2 million for the three months ended September 30, 2018, from $698.4 million for the three months ended September 30, 2017, as we continued to target growth in deposits in new and existing market areas. During the three months ended September 30, 2018, the cost of certificates of deposit increased due to an increase in average balance of $29.2 million and an increase in the average rate paid of 44 basis points, compared to the three months ended September 30, 2017. During the three months ended September 30, 2018, there were increases in the average balance of savings accounts of $15.3 million and money market accounts of $22.4 million compared to the same period in the prior year. The average cost of all deposit products increased to 0.78% for the three months ended September 30, 2018, from 0.52% for the three months ended September 30, 2017, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the quarter. Borrowing costs increased due primarily to an increase in the average balance of borrowings of $6.2 million, or 6.1%, and an increase in the average rate paid of 30 basis points as we utilized short-term FHLB advances to fund our operations and purchase additional interest-earning assets.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2018		2017		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$115,973	0.36%	$100,718	0.06%	$89
Transaction accounts	111,506	0.09	111,675	0.01	21
Money market accounts	285,214	0.44	262,779	0.31	111
Certificates of deposit	252,462	1.67	223,253	1.23	366
Borrowings	107,681	2.94	101,476	2.64	123
Total interest-bearing liabilities	$872,836	1.05	$799,901	0.79	$710

Provision for Loan Losses. The provision for loan losses was $197,000 during the three months ended September 30, 2018, compared to no provision expense for the three months ended September 30, 2017, and was primarily due to an increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$197	$—
Net (recoveries) charge-offs	(144)	85
Allowance for loan losses	9,335	8,608
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	2,473	1,794
Allowance for loan losses as a percentage of nonaccrual loans at end of period	377.5%	479.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%
Total loans	$845,797	$734,235

Noninterest Income. Noninterest income decreased $278,000, or 16.4%, to $1.4 million for the three months ended September 30, 2018, from $1.7 million for the three months ended September 30, 2017, primarily due to decreases in the net gain on sales of loans, sales of investment securities, and, mortgaging servicing fees, net of amortization, partially offset by increases in loan and deposit service fees during the three months ended September 30, 2017.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,122	$913	$209	22.9%
Mortgage servicing fees, net of amortization	23	114	(91)	(79.8)
Net gain on sale of loans	139	377	(238)	(63.1)
Net (loss) gain on sale of investment securities	(58)	136	(194)	(142.6)
Increase in cash surrender value of bank-owned life insurance	150	158	(8)	(5.1)
Other income	44	—	44	100.0
Total noninterest income	$1,420	$1,698	$(278)	(16.4)%

Noninterest Expense. Noninterest expense increased $312,000, or 4.0%, to $8.1 million for the three months ended September 30, 2018, compared to $7.8 million for the three months ended September 30, 2017, primarily as a result of increases in compensation and benefits, occupancy and equipment, and data processing, partially offset by a decrease in professional fees. We expect increased noninterest expenses as we continue to grow and expand into new markets.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,740	$4,466	$274	6.1%
Real estate owned and repossessed assets expense (income), net	14	8	6	75.0
Data processing	676	604	72	11.9
Occupancy and equipment	1,119	1,022	97	9.5
Supplies, postage, and telephone	211	211	—	—
Regulatory assessments and state taxes	172	128	44	34.4
Advertising	185	142	43	30.3
Professional fees	319	466	(147)	(31.5)
FDIC insurance premium	76	69	7	10.1
Other	607	691	(84)	(12.2)
Total	$8,119	$7,807	$312	4.0%

Provision for Income Tax. An income tax expense of $443,000 was recorded for the three months ended September 30, 2018, compared to $581,000 for the three months ended September 30, 2017, the decrease was the result of a reduction in the tax rate as a result of the passage of U.S. Tax Cuts and Jobs Act of 2017. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General. Net income decreased $77,000, or 1.5%, to $5.0 million for the nine months ended September 30, 2018, compared to net income of $5.1 million for the nine months ended September 30, 2017. The decrease in net income was primarily due to an increase in noninterest expense coupled with a decrease in noninterest income and an increase in the provision loan losses, partially offset by an increase net interest income and a decrease in the provision for income taxes.

Net Interest Income. Net interest income increased $2.3 million to $27.4 million for the nine months ended September 30, 2018, from $25.1 million for the nine months ended September 30, 2017, mainly as the result of an increase in interest income related to an increase in the average balance of loans receivable during the nine months ended September 30, 2018, supplemented by an increase in the average balance of investment securities. The yield on average interest-earning assets increased 15 basis points to 3.94% for the nine months ended September 30, 2018, compared to 3.79% for the same period in the prior year, due primarily to the increase in the average balance of loans receivable.

The net interest margin decreased three basis points to 3.21% for the nine months ended September 30, 2018, from 3.24% for the same period in 2017. The net interest margin decreased primarily due to an increase in the average cost of interest bearing-liabilities.

Of the $2.3 million increase in net interest income during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, $2.1 million was the result of an increase in volume, and $177,000 was due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $3.0 million due to an increase in average volumes and $541,000 due to increases in rates.

The average cost of interest-bearing liabilities increased to 0.95% for the nine months ended September 30, 2018, compared to 0.74% for the same period last year, due primarily to increases in the average balance and cost of certificates of deposit and an increase in the average balance of borrowings.

Interest Income. Total interest income increased $4.3 million, or 14.6%, to $33.7 million for the nine months ended September 30, 2018, from $29.4 million for the comparable period in 2017, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $3.5 million, to $26.8 million for the nine months ended September 30, 2018, from $23.3 million for the nine months ended September 30, 2017, due primarily to an increase in the average balance of net loans receivable of $91.3 million compared to the prior year. Average loan yields increased nine basis points to 4.42% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as we continued to increase our balance of higher yielding loans, such as auto, commercial real estate and multi-family. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as commercial business and home equity lines of credit.

Interest income on investment securities increased $733,000, or 35.7% to $2.8 million for the nine months ended September 30, 2018, compared to $2.1 million for the nine months ended September 30, 2017, due to a $36.4 million increase in the average balance, partially offset by a decrease in average yield of 10 basis points compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the nine months ended September 30, 2018 decreased $133,000 compared to the nine months ended September 30, 2017, reflecting an increase in yield of 21 basis points that was offset by a $23.4 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$808,485	4.42%	$717,155	4.33%	$3,502
Investment securities	126,167	2.95	89,758	3.05	733
Mortgage-backed securities	187,429	2.65	210,823	2.44	(133)
FHLB stock	6,871	4.60	5,002	2.67	137
Interest-bearing deposits in banks	10,004	1.81	9,916	1.06	57
Total interest-earning assets	$1,138,956	3.94	$1,032,654	3.79	$4,296

Interest Expense. Total interest expense increased $2.0 million, or 46.3%, to $6.3 million for the nine months ended September 30, 2018, compared to $4.3 million for the nine months ended September 30, 2017, due to an increase in deposit costs of $1.2 million, or 48.7%, and an increase in borrowing costs of $807,000, or 43.1%. Deposit costs increased for the nine months ended September 30, 2018, due to a combination of promotional products and higher rates to attract new deposits and retain existing customers, which also has resulted in the transferring of a portion of existing, lower-rate deposit accounts into higher-yielding certificates of deposit and other accounts. The average balance of interest-bearing deposits increased $59.9 million, or 8.8%, to $743.2 million for the nine months ended September 30, 2018, from $683.3 million for the nine months ended September 30, 2017, as we continued to target growth in deposits in new and existing market areas. During the nine months ended September 30, 2018, the cost of certificates of deposit increased due to an increase in average balance of $47.2 million and an increase in the average rate paid of 25 basis points, compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, there were increases in the average balance of savings accounts of $10.9 million and transaction accounts of $1.8 million compared to the same period in the prior year, while money market accounts remained virtually unchanged between the periods. The average cost of all deposit products increased to 0.65% for the nine months ended September 30, 2018, from 0.47% for the nine months ended September 30, 2017, in our continuing efforts to attract and retain deposit balances and customer relationships during the year. Borrowing costs increased due primarily to an increase in the average balance of borrowings of $42.6 million, or 45.2%, as we utilized short-term FHLB advances to fund our operations and purchase additional interest-earning assets.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2018		2017		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$109,731	0.18%	$98,855	0.05%	$110
Transaction accounts	113,124	0.04	111,297	0.02	25
Money market accounts	277,065	0.39	277,047	0.31	170
Certificates of deposit	243,279	1.43	196,100	1.18	876
Borrowings	136,722	2.61	94,149	2.65	807
Total interest-bearing liabilities	$879,921	0.95	$777,448	0.74	$1,988

Provision for Loan Losses. The provision for loan losses was $902,000 during the nine months ended September 30, 2018, compared to $500,000 for the nine months ended September 30, 2017, and was primarily due to specific reserves related to a nonperforming commercial business loan and the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$902	$500
Net (recoveries) charge-offs	(327)	48
Allowance for loan losses	9,335	8,608
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccruing loans	2,473	1,794
Allowance for loan losses as a percentage of nonaccrual loans at end of period	377.5%	479.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%
Total loans	$845,797	$734,235

Noninterest Income. Noninterest income decreased $791,000, or 15.5%, to $4.3 million for the nine months ended September 30, 2018, from $5.1 million for the nine months ended September 30, 2017, primarily due to a decrease of $768,000 in income from a death benefit on bank-owned life insurance received during the nine months ended September 30, 2017.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,930	$2,622	$308	11.7%
Mortgage servicing fees, net of amortization	155	227	(72)	(31.7)
Net gain on sale of loans	456	705	(249)	(35.3)
Net gain on sale of investment securities	77	136	(59)	(43.4)
Increase in cash surrender value of bank-owned life insurance	448	495	(47)	(9.5)
Income from death benefit on bank-owned life insurance, net	—	768	(768)	(100.0)
Other income	241	145	96	66.2
Total noninterest income	$4,307	$5,098	$(791)	(15.5)%

Noninterest Expense. Noninterest expense increased $1.4 million, or 6.2%, to $24.7 million for the nine months ended September 30, 2018, compared to $23.2 million for the nine months ended September 30, 2017, primarily as a result of an increase in compensation and benefits, occupancy and equipment, advertising, and data processing, partially offset by a decrease in professional fees. We rewarded our staff and management for performance through incentive programs and sales commissions. We have also added stock awards and cash bonus programs for certain mid-level management positions which allows us to provide competitive compensation packages that we believe will enable us to attract and retain talented employees. Generally, we continued to grow our portfolio of loans and deposits, expand our geographic footprint, and invest in our personnel and infrastructure, resulting in higher noninterest expenses in 2018 compared to prior years. While we believe these investments in our business have contributed positively to promote sustainable earnings and balance sheet growth, we are also managing expenses and capital in order to improve our efficiency ratio, earnings per share, and return on equity as we strive to attain a level of performance commensurate with our more seasoned public company peers.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$14,296	$13,749	$547	4.0%
Real estate owned and repossessed assets expense (income), net	41	(28)	69	246.4
Data processing	1,981	1,818	163	9.0
Occupancy and equipment	3,348	3,002	346	11.5
Supplies, postage, and telephone	685	605	80	13.2
Regulatory assessments and state taxes	453	398	55	13.8
Advertising	799	538	261	48.5
Professional fees	1,099	1,200	(101)	(8.4)
FDIC insurance premium	231	193	38	19.7
Other	1,759	1,769	(10)	(0.6)
Total	$24,692	$23,244	$1,448	6.2%

Provision for Income Tax. An income tax expense of $1.1 million was recorded for the nine months ended September 30, 2018, compared to $1.4 million for the nine months ended September 30, 2017, generally due to a decrease in income before taxes of $333,000 and a reduction in the tax rate as a result of the passage of U.S. Tax Cuts and Jobs Act of 2017. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2018 and 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30, 2018	Three Months Ended September 30,						Nine Months Ended September 30,
		2018			2017			2018			2017
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.48%	$826,880	$9,257	4.48%	$727,879	$7,928	4.36%	$808,485	$26,792	4.42%	$717,155	$23,290	4.33%
Investment securities	4.09	120,575	952	3.16	109,420	765	2.80	126,167	2,787	2.95	89,758	2,054	3.05
Mortgage-backed securities	2.75	176,997	1,196	2.70	205,941	1,280	2.49	187,429	3,730	2.65	210,823	3,863	2.44
FHLB dividends	5.18	5,776	100	6.93	5,324	36	2.70	6,871	237	4.60	5,002	100	2.67
Interest-bearing deposits in banks	1.75	9,765	50	2.05	10,104	34	1.35	10,004	136	1.81	9,916	79	1.06
Total interest-earning assets (2)	4.12	1,139,993	11,555	4.05	1,058,668	10,043	3.79	1,138,956	33,682	3.94	1,032,654	29,386	3.79

Interest-bearing liabilities:
Savings accounts	0.52	$115,973	$104	0.36	$100,718	15	0.06	$109,731	$148	0.18	$98,855	38	0.05
Transaction accounts	0.05	111,506	25	0.09	111,675	4	0.01	113,124	38	0.04	111,297	13	0.02
Money market accounts	0.43	285,214	317	0.44	262,779	206	0.31	277,065	814	0.39	277,047	644	0.31
Certificates of deposit	1.70	252,462	1,052	1.67	223,253	686	1.23	243,279	2,608	1.43	196,100	1,732	1.18
Total deposits	0.68	765,155	1,498	0.78	698,425	911	0.52	743,199	3,608	0.65	683,299	2,427	0.47
Borrowings	2.69	107,681	792	2.94	101,476	669	2.64	136,722	2,678	2.61	94,149	1,871	2.65
Total interest-bearing liabilities	0.91	872,836	2,290	1.05	799,901	1,580	0.79	879,921	6,286	0.95	777,448	4,298	0.74

Net interest income			$9,265			$8,463			$27,396			$25,088
Net interest rate spread	3.21			3.00			3.00			2.99			3.05
Net earning assets		$267,157			$258,767			$259,035			$255,206
Net interest margin (3)				3.25			3.20			3.21			3.24
Average interest-earning assets to average interest-bearing liabilities		130.6%			132.3%			129.4%			132.8%

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

	Three Months Ended			Nine Months Ended
	September 30, 2018 vs. 2017			September 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans receivable, net	$1,081	$248	$1,329	$2,961	$541	$3,502
Investments	(99)	202	103	402	198	600
FHLB stock	3	61	64	37	100	137
Other(1)	(1)	17	16	1	56	57
Total interest-earning assets	$984	$528	$1,512	$3,401	$895	$4,296

Interest-bearing liabilities:
Savings accounts	$2	$88	$90	$4	$107	$111
Interest-bearing transaction accounts	—	21	21	—	25	25
Money market accounts	17	94	111	—	170	170
Certificates of deposit	90	275	365	418	457	875
Borrowings	42	81	123	848	(41)	807
Total interest-bearing liabilities	$151	$559	$710	$1,270	$718	$1,988

Net change in interest income	$833	$(31)	$802	$2,131	$177	$2,308

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2018 and the year ended December 31, 2017, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$153,915	$84,612	$12,624	$5	$251,156
FHLB advances	71,526	50,000	—	—	121,526
Operating leases	326	617	437	1,982	3,362
Borrower taxes and insurance	1,848	—	—	—	1,848
Deferred compensation	44	173	52	572	841
Total contractual obligations	$227,659	$135,402	$13,113	$2,559	$378,733

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2018:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$515	$—	$—	$—	$515
Adjustable-rate	10	—	—	—	10
Unfunded commitments under lines of credit or existing loans	26,128	8,316	2,046	68,103	104,593
Standby letters of credit	241	—	—	—	241
Total commitments	$26,894	$8,316	$2,046	$68,103	$105,359

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $25.3 million, and unpledged securities classified as available-for-sale with a market value of $267.1 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $121.5 million, and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of September 30, 2018.

At September 30, 2018, we had $525,000 in loan commitments outstanding and an additional $104.8 million in undisbursed loans and standby letters of credit, including $63.1 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of September 30, 2018 totaled $153.9 million, or 61.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. A significant portion of our money market accounts have rolled into certificates of deposit over the past twelve months, which management believes, based on past experience, is commensurate with our customers' behavior during periods of rising interest rates. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At September 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $26.0 million.

Capital Resources
At September 30, 2018, shareholders' equity totaled $171.9 million, or 13.9% of total assets. Our book value per share of common stock was $15.18 at September 30, 2018, compared to $15.02 at December 31, 2017. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At September 30, 2018, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at September 30, 2018.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$139,408	11.6%	$47,947	4.0%	$59,934	5.0%
Common equity tier I (to risk-weighted assets)	139,408	17.4	36,145	4.5	52,209	6.5
Tier I risk-based capital (to risk-weighted assets)	139,408	17.4	48,193	6.0	64,257	8.0
Total risk-based capital (to risk-weighted assets)	148,986	18.6	64,257	8.0	80,322	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of September 30, 2018, the conservation buffer was 1.875%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-KT for the six months ended December 31, 2017. As of September 30, 2018, the Company believes that its risk factors have not changed materially from those disclosed in the Form 10-KT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2018 - July 31, 2018	5,400	$16.26	5,400	824,446
August 1, 2018 - August 31, 2018	83,600	16.41	83,600	740,846
September 1, 2018 - September 30, 2018	37,200	16.53	37,200	703,646
Total	126,200	$16.44	126,200

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of September 30, 2018, a total of 463,013 shares, or 39.7% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.43 per share, leaving 703,646 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 7, 2018	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2018	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)