Form 10-K
period 2018-12-31
First Northwest Bancorp
filed 2019-03-15
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 2018	or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At March 5, 2019, the registrant had 11,040,981 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2018, was $177,347,297. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP
2018 ANNUAL REPORT ON FORM 10-K

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Federal” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

Forward-Looking Statements
Certain matters in this Form 10-K, including information included or incorporated by reference, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

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

•
our ability to successfully execute on merger and/or acquisition strategies and integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our ability to successfully execute on growth strategies related to the home lending center and new branches;

•	staffing needs and associated expenses in response to product demand or the implementation of corporate strategies;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	our ability to retain key members of our senior management team;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth in compliance with regulatory requirements;

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

Any of these developments could have a material adverse impact on our financial position and our results of operations.
Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

Available Information
The Company provides an Investor Relations link on its website (www.ourfirstfed.com) to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) for purposes of providing copies of its annual report to shareholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and press releases. Other than an investor’s own Internet access charges, these filings are available free of charge and can also be obtained by calling the SEC at 1-800-SEC-0330. The information contained on the Company’s website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

PART I

Item 1. Business
General

First Northwest Bancorp ("First Northwest" or the "Company"), a Washington corporation formed on August 14, 2012, is the bank holding company for First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank").

At December 31, 2018, the Company had total assets of $1.3 billion, net loans of $863.9 million, total deposits of $940.3 million, and total shareholders' equity of $172.3 million. The Company's business activities are generally limited to passive investment activities and oversight of its investment in First Federal. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

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

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of home equity loans and lines of credit as well as automobile loans. Over the last five years we have significantly increased the origination of higher-yielding commercial real estate, multi-family real estate, and construction loans and more recently have increased our auto loan portfolio through our indirect lending and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funds for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

On July 25, 2017, the Board of Directors of First Northwest amended, in accordance with the Company’s Bylaws, the Company’s fiscal year to begin on January 1 and end on December 31 of each year. As a result of the change, this Form 10-K includes information for the six-month transition period from July 1, 2017 to December 31, 2017, and also contains unaudited information for the twelve-month period from January 1 to December 31, 2017, which compares more accurately to the 2018 presentation.

Market Area

We operate out of thirteen banking locations throughout western Washington. We have two banking locations, primarily serviced by an ITM, and five branch offices in Clallam County. We also have one branch office in Jefferson County, two branch offices in Kitsap County, two branch offices in Whatcom County, and our HLC is located in Seattle, in King County.

Clallam County has a population of approximately 75,474 and estimated median family income of $48,002 according to the latest information available from the U.S. Census Bureau. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.9% at December 31, 2018, compared to 7.0% at December 31, 2017. The State of Washington average was 4.3%, and the national average was 3.9% at December 31, 2018. The average sales price of a residential home in Clallam County was $321,819 for the quarter ended December 31, 2018, a 7.4% increase compared to the quarter ended December 31, 2017, according to Paragon Olympic Listing Service. Residential sales volume decreased 2.6% for the quarter ended December 31, 2018 as compared to the quarter ended December 31, 2017, and inventory levels at December 31, 2018 were projected to be two months according to Paragon.

Jefferson County has a population of approximately 31,234 and estimated median family income of $51,842 according to the latest information available from the U.S. Census Bureau. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.9% at December 31, 2018, compared to 6.2% at December 31, 2017. The average sales price of a residential home in Jefferson County was $417,604 for the quarter ended December 31, 2018, less than a 1.0% increase when compared to the quarter ended December 31, 2017, according to Northwest Multiple Listing Service (NMLS). Residential sales volume decreased 17.4% for the quarter ended December 31, 2018 as compared to the quarter ended December 31, 2017, and inventory levels at December 31, 2018 were projected to be two months according to NMLS.

Kitsap County has a population of approximately 266,414 and estimated median family income of $68,336 according to the latest information available from the U.S. Census Bureau. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.9% at December 31, 2018, compared to 5.0% at December 31, 2017. The average sales price of a residential home in Kitsap County was $423,328 for the quarter ended December 31, 2018, a less than 1.0% increase when compared to the quarter ended December 31, 2017, according to NMLS. Residential sales volume decreased 13.6% for the quarter ended December 31, 2018 as compared to the quarter ended December 31, 2017, and inventory levels at December 31, 2018 were projected to be one month according to NMLS.

Whatcom County has a population of approximately 221,404 and estimated median family income of $56,419 according to the latest information available from the U.S. Census Bureau. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 5.0% at December 31, 2018, compared to 5.0% at December 31, 2017. The average sales price of a residential home in Whatcom County was $395,840 for the quarter ended December 31, 2018, an 8.0% increase compared to the quarter ended December 31, 2017, according to NMLS. Residential sales volume decreased 15.1% for the quarter ended December 31, 2018 as compared to the quarter ended December 31, 2017, and inventory levels at December 31, 2018 were projected to be two months according to NMLS.

King County has a population of approximately 2.2 million and estimated median family income of $83,571, according to the latest information available from the U.S. Census Bureau. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.3% at December 31, 2018, compared to 3.6% at December 31, 2017. The average sales price of a residential home in King County was $721,439 for the quarter ended December 31, 2018, a 5.3% increase compared to the quarter ended December 31, 2017, according to NMLS. Residential sales volume decreased 16.1% for the quarter ended December 31, 2018 as compared to the quarter ended December 31, 2017, and inventory levels at December 31, 2018 were projected to be two months according to NMLS.

Our business plan includes the intent to extend our operations throughout the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.2 million, or 29.7% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban area along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

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

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,				June 30,
	2018		2017		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$336,178	38.7%	$355,391	45.2%	$328,243	44.7%	$308,471	49.3%	$256,696	52.0%	$241,910	48.0%
Multi-family	82,331	9.5	73,767	9.4	58,101	7.9	46,125	7.4	33,086	6.6	45,100	8.9
Commercial real estate	253,235	29.1	202,956	25.8	202,038	27.5	161,182	25.7	125,623	25.4	128,028	25.4
Construction and land	54,102	6.2	71,145	9.0	71,630	9.8	50,351	8.0	19,127	3.9	20,497	4.1
Total real estate loans	725,846	83.5	703,259	89.4	660,012	89.9	566,129	90.4	434,532	87.9	435,535	86.4

Consumer:
Home equity	37,629	4.3	38,473	4.9	35,869	4.9	33,909	5.4	36,387	7.4	40,064	8.0
Auto and other consumer	87,357	10.0	28,106	3.6	21,043	2.9	9,023	1.5	8,198	1.7	10,697	2.1
Total consumer loans	124,986	14.3	66,579	8.5	56,912	7.8	42,932	6.9	44,585	9.1	50,761	10.1

Commercial business loans	18,898	2.2	16,303	2.1	17,073	2.3	16,924	2.7	14,764	3.0	17,532	3.5

Total loans	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%

Less:
Net deferred loan fees	292		724		904		1,182		840		862
Premium on purchased loans, net	(3,947)		(2,454)		(2,216)		(2,280)		(1,957)		(1,290)
Allowance for loan losses	9,533		8,760		8,523		7,239		7,111		8,072
Total loans, net	$863,852		$779,111		$726,786		$619,844		$487,887		$496,184

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,				June 30,
	2018		2017		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Real estate:
One- to four-family	$214,359	24.5%	$219,511	27.9%	$215,706	29.4%	$198,984	31.8%	$182,299	36.8%	$172,801	34.3%
Multi-family	20,756	2.4	19,786	2.5	1,370	0.2	9,596	1.5	7,979	1.6	2,281	0.5
Commercial real estate	75,637	8.7	58,656	7.5	38,423	5.2	46,082	7.4	36,880	7.5	46,199	9.2
Construction and land	36,208	4.2	23,791	3.0	21,582	2.9	17,399	2.7	14,132	2.9	12,575	2.5
Total real estate loans	346,960	39.8	321,744	40.9	277,081	37.7	272,061	43.4	241,290	48.8	233,856	46.5
Consumer:
Home equity	18,056	2.1	14,586	1.8	12,582	1.7	8,845	1.4	8,741	1.8	10,085	2.0
Other consumer	86,681	10.0	27,303	3.5	20,170	2.7	7,991	1.3	6,986	1.4	9,247	1.7
Total consumer loans	104,737	12.1	41,889	5.3	32,752	4.4	16,836	2.7	15,727	3.2	19,332	3.7
Commercial business loans	5,507	0.6	6,066	0.8	5,688	0.8	6,607	1.1	5,900	1.2	8,547	1.7
Total fixed-rate loans	457,204	52.5	369,699	47.0	315,521	42.9	295,504	47.2	262,917	53.2	261,735	51.9

Adjustable-rate loans:
Real estate:
One- to four-family	121,819	14.0	135,880	17.3	112,537	15.4	109,487	17.5	74,397	15.1	69,109	13.7
Multi-family	61,575	7.1	53,981	6.9	56,731	7.7	36,529	5.8	25,107	5.1	42,819	8.5
Commercial real estate	177,598	20.4	144,300	18.4	163,615	22.3	115,100	18.4	88,743	18.0	81,829	16.2
Construction and land	17,894	2.1	47,354	6.0	50,048	6.8	32,952	5.3	4,995	1.0	7,922	1.6
Total real estate loans	378,886	43.6	381,515	48.6	382,931	52.2	294,068	47.0	193,242	39.2	201,679	40.0
Consumer:
Home equity	19,573	2.3	23,887	3.0	23,287	3.2	25,064	4.0	27,646	5.6	29,979	6.0
Other consumer	676	0.1	803	0.1	873	0.1	1,032	0.2	1,212	0.2	1,450	0.3
Total consumer loans	20,249	2.4	24,690	3.1	24,160	3.3	26,096	4.2	28,858	5.8	31,429	6.3
Commercial business loans	13,391	1.5	10,237	1.3	11,385	1.6	10,317	1.6	8,864	1.8	8,985	1.8
Total adjustable-rate loans	412,526	47.5	416,442	53.0	418,476	57.1	330,481	52.8	230,964	46.8	242,093	48.1

Total loans	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%	493,881	100.0%	503,828	100.0%
Less:
Net deferred loan fees	292		724		904		1,182		840		862
Premium on purchased loans, net	(3,947)		(2,454)		(2,216)		(2,280)		(1,957)		(1,290)
Allowance for loan losses	9,533		8,760		8,523		7,239		7,111		8,072
Total loans, net	$863,852		$779,111		$726,786		$619,844		$487,887		$496,184

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2018. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2019 that have fixed interest rates is $455.5 million, while the total amount of loans due after such date that have adjustable interest rates is $400.9 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$17	5.31%	$180	6.30%	$709	3.85%	$23,730	3.47%	$311,542	4.05%	$336,178	4.01%
Multi-family	113	4.96	7	5.89	19,546	3.95	49,218	4.45	13,447	5.41	82,331	4.48
Commercial real estate	676	5.01	14,232	4.97	45,141	4.69	191,928	4.63	1,258	3.47	253,235	4.65
Construction and land	3,237	6.55	481	6.04	4,745	6.81	18,076	5.19	27,563	4.81	54,102	5.23
Consumer:
Home equity	243	6.25	2,720	6.31	3,151	6.27	5,280	6.01	26,235	4.91	37,629	5.29
Other consumer	873	9.85	2,076	5.29	15,063	4.84	39,895	6.15	29,450	6.52	87,357	6.06

Commercial business loans	8,166	6.72	1,357	6.25	6,886	5.00	2,489	5.41	—	—	18,898	5.88

Total loans	$13,325		$21,053		$95,241		$330,616		$409,495		$869,730
_______________
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans
The following table shows at December 31, 2018 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:	(Dollars in thousands)
One- to four-family	$164,315	48.9%	$133,945	39.8%	$3,649	1.1%	$301,909	89.8%	$34,269	10.2%	$336,178	38.7%
Multi-family	4,130	5.0	72,928	88.6	5,273	6.4	82,331	100.0	—	—	82,331	9.5
Commercial real estate	48,280	19.1	184,227	72.7	20,728	8.2	253,235	100.0	—	—	253,235	29.1
Construction and land	16,029	29.6	38,073	70.4	—	—	54,102	100.0	—	—	54,102	6.2
Total real estate loans	232,754	32.1	429,173	59.1	29,650	4.1	691,577	95.3	34,269	4.7	725,846	83.5

Consumer loans:
Home equity	33,945	90.2	3,670	9.8	14	—	37,629	100.0	—	—	37,629	4.3
Other consumer	18,316	20.9	25,063	28.7	930	1.1	44,310	50.7	43,047	49.3	87,357	10.0
Total consumer loans	52,261	41.8	28,733	23.0	944	0.8	81,939	65.6	43,047	34.4	124,986	14.3

Commercial business loans	8,378	44.3	10,216	54.1	—	—	18,594	98.4	304	1.6	18,898	2.2

Total loans	$293,393	33.8%	$468,122	53.8%	$30,594	3.5%	$792,110	91.1%	$77,620	8.9%	$869,730	100.0%
____________
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

One- to Four-Family Real Estate Lending. At December 31, 2018, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $336.2 million, or 38.7%, of our total loan portfolio, including $34.3 million, or 10.2%, of loans secured by properties outside the state of Washington, primarily in the states of California and Ohio. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Federal, adjustable rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. We do not offer adjustable-rate mortgages with deep discount teaser rates. At December 31, 2018, the average interest rate on our adjustable-rate mortgage loans was approximately 31.7% under the fully indexed rate. As of December 31, 2018, we had $121.8 million, or 14.0%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2018, $253.2 million, or 29.1%, and $82.3 million, or 9.5%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2018, we have identified $37.9 million of our commercial real estate portfolio as owner-occupied commercial real estate and $297.7 million is secured by income producing, or non-owner-occupied, commercial real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in Washington State.

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

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2018, we had $177.6 million in adjustable-rate commercial real estate loans and $61.6 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, London Interbank Offered Rate ("LIBOR"), The Wall Street Journal prime rate, or other acceptable index. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.33% at December 31, 2018. Of all of the adjustable-rate commercial loans, 44.9% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 10.2% at December 31, 2018.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of the appraiser opinion of market value. The minimum debt service coverage ratio is 1.20x for non-owner-occupied and owner-occupied properties. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list.

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

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,				June 30,
	2018		2017		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$74,511	22.2%	$72,137	26.1%	$58,101	22.3%	$46,125	22.3%
Office building	52,290	15.6	30,344	11.0	7,386	2.8	12,510	6.0
Hospitality	51,134	15.3	23,741	8.6	29,455	11.3	19,293	9.3
Retail	50,409	15.0	42,798	15.5	50,398	19.4	42,637	20.6
Mixed use	24,293	7.2	11,205	4.0	11,000	4.2	—	—
Self-storage	11,641	3.5	17,007	6.1	17,343	6.7	15,086	7.3
Health care	10,186	3.0	9,581	3.5	9,001	3.5	13,837	6.7
Warehouse	6,028	1.8	6,433	2.3	16,301	6.3	12,940	6.2
Manufacturing	3,765	1.1	3,857	1.4	3,900	1.5	—	—
Vehicle dealership	2,560	0.8	2,658	1.0	—	—	1,689	0.8
Other non-owner occupied	10,833	3.2	11,178	4.0	11,178	4.3	7,391	3.6

Total non-owner occupied	297,650	88.7	230,939	83.5	214,063	82.3	171,508	82.8

Owner occupied
Health care	11,586	3.5	11,892	4.3	12,105	4.7	7,925	3.8
Vehicle dealership	7,705	2.3	8,096	2.9	6,241	2.4	9,424	4.5
Office building	4,335	1.3	9,726	3.5	9,906	3.8	2,271	1.1
Warehouse	2,997	0.9	1,687	0.6	842	0.3	178	0.1
Retail	2,801	0.9	2,957	1.1	3,499	1.3	2,396	1.2
Manufacturing	2,150	0.6	2,983	1.1	3,037	1.2	3,387	1.6
Mixed use	1,429	0.4	1,797	0.6	1,597	0.6	1,041	0.5
Hospitality	486	0.1	1,077	0.4	1,093	0.4	—	—
Other owner-occupied	4,427	1.3	5,569	2.0	7,756	3.0	9,177	4.4

Total owner occupied	37,916	11.3	45,784	16.5	46,076	17.7	35,799	17.2

Summary by type
Multi-family	74,511	22.2	72,137	26.1	58,101	22.3	46,125	22.3
Office building	56,625	16.9	40,070	14.5	17,292	6.6	14,781	7.1
Retail	53,210	15.9	45,755	16.6	53,897	20.7	45,033	21.8
Hospitality	51,620	15.4	24,818	9.0	30,548	11.7	19,293	9.3
Mixed use	25,722	7.6	13,002	4.6	12,597	4.8	1,041	0.5
Health care	21,772	6.5	21,473	7.8	21,106	8.2	21,762	10.5
Self-storage	11,641	3.5	17,007	6.1	17,343	6.7	15,086	7.3
Vehicle dealership	10,265	3.1	10,754	3.9	6,241	2.4	11,113	5.3
Warehouse	9,025	2.7	8,120	2.9	17,143	6.6	13,118	6.3
Manufacturing	5,915	1.7	6,840	2.5	6,937	2.7	3,387	1.6
Other non-owner occupied	10,833	3.2	11,178	4.0	11,178	4.3	7,391	3.6
Other owner-occupied	4,427	1.3	5,569	2.0	7,756	3.0	9,177	4.4

Total multi-family and commercial real estate	$335,566	100.0%	$276,723	100.0%	$260,139	100.0%	$207,307	100.0%

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

The average outstanding loan size in our commercial real estate portfolio, including multi-family loans, was $1.7 million as of December 31, 2018. We generally target individual commercial and multi-family real estate loans between $1.0 million and $5.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including loan balances outstanding and unused commitments, at December 31, 2018 consisted of an $18.5 million relationship secured by multi-family construction in King County, a $15.9 million relationship secured by multi-family real estate and multi-family construction in Pierce and King counties, and a $14.9 million relationship secured by multi-family construction and multi-family real estate in Kitsap and King counties.

Construction and Land Lending. Our construction and land loans decreased $17.0 million, or 23.9%, to $54.1 million, or 6.2% of the total loan portfolio at December 31, 2018 compared to $71.1 million at December 31, 2017. At December 31, 2018, the undisbursed portion of construction loans in process totaled $57.0 million compared to $59.4 million at December 31, 2017.

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

Construction loan applications generally require architectural and working plans, a material specifications list, a detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for “work in place” based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress and “work in place.” Our construction administrator reviews all construction projects, inspection reports and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

At December 31, 2018, the average construction commitment for single-family residential construction was $424,000, for multi-family construction was $3.3 million and for commercial real estate construction was $4.3 million. The largest construction commitments for multi-family and commercial real estate were $9.4 million and $9.7 million, respectively, at December 31, 2018.

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

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,		June 30,
	2018	2017	2017	2016	2015
	(In thousands)

One- to four-family residential	$17,319	$9,560	$13,426	$4,512	$3,438
Multi-family residential	17,348	22,256	26,105	12,301	3,358
Commercial real estate	11,008	22,748	17,139	18,846	400
Land	8,427	16,581	14,960	14,692	11,931
Total construction and land	$54,102	$71,145	$71,630	$50,351	$19,127

Our construction and land loans are geographically disbursed throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects, with construction loan proceeds disbursed periodically as construction progresses and as inspections by our approved third party vendor warrant them.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2018	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,814	$18,550	$—	$35,364
Multi-family residential	—	45,313	—	45,313
Commercial real estate	1,868	20,147	—	22,015
Total commitment	$18,682	$84,010	$—	$102,692

Construction Funds Disbursed
One- to four-family residential	$8,321	$8,998	$—	$17,319
Multi-family residential	—	17,348	—	17,348
Commercial real estate	1,584	9,424	—	11,008
Total disbursed	$9,905	$35,770	$—	$45,675

Undisbursed Commitment
One- to four-family residential	$8,493	$9,552	$—	$18,045
Multi-family residential	—	27,965	—	27,965
Commercial real estate	284	10,723	—	11,007
Total undisbursed	$8,777	$48,240	$—	$57,017

Land Funds Disbursed
One- to four-family residential	$6,124	$2,023	$—	$8,147
Commercial real estate	—	280	—	280
Total disbursed for land	$6,124	$2,303	$—	$8,427

December 31, 2017	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$11,570	$14,824	$—	$26,394
Multi-family residential	—	61,939	—	61,939
Commercial real estate	975	14,837	9,811	25,623
Total commitment	$12,545	$91,600	$9,811	$113,956

Construction Funds Disbursed
One- to four-family residential	$3,711	$5,849	$—	$9,560
Multi-family residential	—	22,256	—	22,256
Commercial real estate	594	12,343	9,811	22,748
Total disbursed	$4,305	$40,448	$9,811	$54,564

Undisbursed Commitment
One- to four-family residential	$7,859	$8,975	$—	$16,834
Multi-family residential	—	39,683	—	39,683
Commercial real estate	381	2,494	—	2,875
Total undisbursed	$8,240	$51,152	$—	$59,392

Land Funds Disbursed
One- to four-family residential	$6,606	$1,242	$—	$7,848
Commercial real estate	—	8,733	—	8,733
Total disbursed for land	$6,606	$9,975	$—	$16,581

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles, and personal lines of credit. At December 31, 2018, home equity loans and lines of credit totaled $37.6 million, or 4.3% of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall credit quality of the applicant. Home equity loans are made for, among other purposes, the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed-rate, fully-amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from 5 to 20 years. We also offer, to borrowers who qualify, a five-year home equity line of credit with a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only for the first year. The balance and rate are fixed after five years and the principal amortized over the remaining fifteen year period of the loan up to a maximum of $750,000 if in first lien position. Home equity fixed and line of credit products in second lien positions behind a First Federal mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not have private mortgage insurance coverage.

We originate, refinance, or purchase auto loans with a maximum term of up to 144 months depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risk involved. Direct and indirect lending sources are used to originate auto loans.

Indirect auto loans are originated with auto dealerships located throughout our market areas through a third party service provider that also facilitates a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. As of December 31, 2018, we worked with 44 auto dealerships within our market areas, which provides us with the opportunity to actively deepen customer relationships through cross-selling opportunities. At December 31, 2018, auto loans totaled $39.7 million, of which $36.0 million were originated through dealer programs. Indirect auto customers receive a fixed rate loan in an amount and at an interest rate that is based on their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Loans may be made up to the full sales price of the vehicle plus "Additional Vehicle Costs" such as sales tax, dealer preparation fees, license fees and title fees, service and warranty contracts, and "GAP" insurance coverage obtained in connection with the vehicle. Accordingly, the amount financed by us may exceed the manufacturer's suggested retail price of the financed vehicle and the Additional Vehicle Costs. In the case of used vehicles, the amount financed may exceed the vehicle's value as assigned by the Kelly Blue Book, our primary reference source of used cars and the Additional Vehicle Costs. In January 2017, a "final LTV" was implemented, limiting the loan to value ratio to 100% of the full sales price plus Additional Vehicle Costs. The loan term averages 70 months, which is comparable to national auto industry data.

We purchase auto loans through a partnership with a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans range from $10,000 to over $250,000 with terms that range from 84 to 144 months and require down payments of 10% to 20%. We receive loan pools each week with complete packages that we are able to underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator helps mitigate risk of loss by facilitating collection efforts should repossession become necessary, for which we would incur a cost. Historically, losses on these types of loans is less than 1% and First Federal has incurred no losses since implementation of this program.

Because our primary focus for auto loans is on the credit quality of the customer rather than the value of the collateral, the collectability of an auto loan is more likely to be affected by adverse personal circumstances than a single-family first mortgage loan. We rely on the borrower's continuing financial stability, rather than on the value of the vehicle, for the repayment of an auto loan.

Consumer loans represent additional risks because of the mobility and rapidly depreciating nature of consumer assets in contrast to real estate based collateral. If a borrower defaults, repossession and liquidation of the collateral may not provide sufficient proceeds to satisfy the outstanding loan balance. Other factors that may account for potential loan losses on consumer loans include deferred maintenance and damages. While subsequent legal actions and judgments against borrowers in default may be appropriate, such collection efforts and costs may not always be warranted and are evaluated on a case by case basis. Consumer loan collections are dependent on the borrower’s continuing financial stability and federal and state laws, including federal and state bankruptcy and insolvency laws, which may limit the amount that can be recovered on these loans.

Commercial Business Lending. As of December 31, 2018, commercial business loans totaled $18.9 million, or 2.2%, of our loan portfolio. These loans include lines of credit, term loans, and letters of credit used for general business purposes, including seasonal and permanent working capital, equipment financing, and general investments. In general, these loans are typically secured by business assets, and loan terms vary from one to seven years with floating rates indexed to LIBOR, The Wall Street Journal prime rate or other indices.

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

Our commercial business loans are originated based on the cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Most often, this collateral consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third party payments can affect the amount of losses we incur in the event of default.

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

Lending Authority. Through its current policy, the Board of Directors delegates lending authority to the Bank’s management and staff, to the Senior Loan Committee ("SLC") and to the Board of Directors' Loan and Asset Quality Committee ("BLC"). Overdrafts and small business express loans require one signature. The Chief Credit Officer ("CCO") has the authority to approve overdrafts up to $100,000, and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans, which are commercial business loans of $100,000 or less, are approved by the CCO or designated personnel and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount, and has the authority to approve most modifications and extensions of credit in any amount, for terms of less than one year.

Mortgage loans require at least two signatures with cumulative approval authority up to the loan amount requested. Underwriters have approval authority of $424,100. The Consumer and Mortgage Manager and CCO have approval authority of $1.0 million. Mortgage loans over $2.0 million are approved by the SLC, and loans $6.0 million and over are approved by the BLC.
Commercial loans require at least two signatures with cumulative approval authority up to the loan amount requested. The CCO has approval authority of $1.0 million, and other personnel have approval authority ranging from $250,000 to $500,000. Commercial loan relationships over $2.5 million are approved by the SLC, and loans over $8.0 million are approved by the BLC. The SLC has the authority to exceed the $8.0 million limitation when approving a new loan as part of an existing commercial relationship, not to exceed $750,000.
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

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $30.4 million at December 31, 2018. First Federal, however, restricts its loans to one borrower to no more than $18.0 million unless specifically approved by the BLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2018.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$18,476	2	Multi-family Construction
15,851	12	Multi-family Real Estate
14,863	4	Multi-family Construction
13,861	1	Commercial Real Estate
13,602	2	Multi-family Construction

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the year ended December 31, 2018, our total originations were $253.4 million. Our total originations for the six month transition period ended December 31, 2017 were $174.4 million and for the fiscal year ended June 30, 2017 were $221.9 million.

During the year ended December 31, 2018, we purchased $70.4 million of loans. We purchased $43.9 million of loans during the six month transition period ended December 31, 2017 and purchased $44.0 million during the fiscal year ended June 30, 2017. During the last year, the majority of loan pool purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles followed by commercial real estate purchase and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship of the loan and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

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

We sell residential first mortgage loans in the secondary market. The majority of residential mortgages we originate are fixed-rate, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the year ended December 31, 2018, the six month transition period ended December 31, 2017 and the fiscal year ended June 30, 2017, we sold $25.7 million, $17.4 million and $23.3 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is primarily with Freddie Mac, and more recently we have engaged with another third-party purchaser whereby we can sell these loans with servicing released and realize higher gains on sale than when we receive a servicing fee on loans sold when the servicing is retained by us. We expect to sell loans with servicing released to this third-party purchaser beginning in the first quarter of fiscal year 2019. Loans in general are sold on a non-recourse basis, whenever possible, subject to a provision for repurchase upon breach of representation, warranty or covenant.

At December 31, 2018, we were servicing $175.5 million of loans for others. We earned mortgage servicing income of $454,000 for the year ended December 31, 2018, $228,000 for the six month transition period ended December 31, 2017, and $464,000 for the fiscal year ended June 30, 2017. Mortgage servicing rights for these loans had a fair value of $1.5 million at December 31, 2018. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

During fiscal 2008, we sold loans with “life of the loan” recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $5.6 million at December 31, 2018. There were no loans repurchased during the year ended December 31, 2018 or during the six month transition period ended December 31, 2017, and one loan was repurchased during the fiscal year ended June 30, 2017 for $100,000.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk or generate income through gain on sale or servicing fees. The participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documents, etc. The participant's transactional involvement is typically limited to only that provided by the Bank as “agent” in the transaction, and the participation interest is sold without recourse. We maintain greater than 50 percent ownership interest in the loan and retain the servicing of loans we participate with others in order to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2018, we sold $3.9 million in commercial real estate loan participations, and during the six months ended December 31, 2017, we sold $1.5 million in commercial real estate loan participations.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential and commercial real estate loans was $577,000, $499,000 and $757,000 for the year ended December 31, 2018, the six month transition period ended December 31, 2017, and the fiscal year ended June 30, 2017, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017	2016
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$33,660	$30,531	$66,376	$50,229
Multi-family	247	13,427	—	—
Commercial real estate	26,212	22,944	138	16,713
Construction and land	29,610	45,997	18,394	11,997
Home equity	7,214	3,707	6,297	2,193
Other consumer	26,704	8,265	16,192	4,133
Commercial business	2,666	1,220	1,623	3,413
Total fixed-rate	126,313	126,091	109,020	88,678
Adjustable-rate:
One- to four-family	7,414	5,778	4,075	1,095
Multi-family	11,202	5,038	23,797	13,882
Commercial real estate	60,641	10,916	43,939	54,139
Construction and land	36,611	17,543	30,325	49,818
Home equity	5,322	5,151	6,464	4,987
Other consumer	4	2	11	23
Commercial business	5,884	3,913	4,244	4,399
Total adjustable-rate	127,078	48,341	112,855	128,343
Total loans originated	253,391	174,432	221,875	217,021

Purchases by type:
One- to four-family	1,096	27,963	30,345	55,143
Multi-family	1,258	1,011	10,782	74
Commercial real estate	23,307	13,603	—	—
Multi-family construction	—	—	2,848	3,986
Auto	44,736	1,283	—	—
Total loans purchased	70,397	43,860	43,975	59,203
Sales and Repayments:
One- to four-family loans sold	25,668	17,399	23,251	7,763
Commercial real estate loans sold	5,736	—	10,402	1,500
Total loans sold	31,404	17,399	33,653	9,263
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	208,795	148,749	124,185	134,857
Total reductions	240,199	166,148	157,838	144,120
Net loan activity	$83,589	$52,144	$108,012	$132,104
Loan Origination and Other Fees. Loan origination fees paid by the borrower generally represent a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment. We had $292,000, $724,000 and $904,000 of net deferred loan fees at December 31, 2018, December 31, 2017 and June 30, 2017, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2018.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$176	0.1%	2	$164	—%	5	$340	0.1%
Construction and land	1	14	—	1	31	0.1	2	45	0.1
Total real estate loans	4	190	0.1	3	195	0.1	7	385	0.1

Consumer loans:
Home equity	2	30	0.1	2	9	—	4	39	0.1
Other	7	92	0.1	11	—	—	18	92	0.1
Total consumer loans	9	122	0.2	13	9	—	22	131	0.1
Total loans	13	$312	0.3%	16	$204	0.1%	29	$516	0.1%

Nonperforming Assets. Nonperforming assets include all nonperforming loans as well as real estate owned and repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans. Nonperforming assets as a percent of total assets was 0.1% at December 31, 2018, compared to 0.1% and 0.2% at December 31, 2017 and June 30, 2017, respectively. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,		June 30,
	2018	2017	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$759	$681	$1,042	$2,413	$4,232	$3,543
Commercial real estate	133	378	426	474	147	1,913
Construction and land	44	52	28	91	159	127
Total real estate loans	936	1,111	1,496	2,978	4,538	5,583

Home equity	369	365	398	167	181	340
Other consumer	245	59	21	112	164	41
Commercial real estate	173	—	—	—	—	—
Total consumer loans	787	424	419	279	345	381
Total nonaccruing loans	1,723	1,535	1,915	3,257	4,883	5,964

Real estate owned:
One- to four-family	—	—	86	—	493	524
Commercial real estate	72	—	—	—	1,368	0
Construction and land	—	—	—	22	—	220
Total real estate owned	72	—	86	22	1,861	744

Repossessed automobiles and recreational vehicles	52	23	18	59	53	66

Total nonperforming assets	$1,847	$1,558	$2,019	$3,338	$6,797	$6,774

TDR loans:
One- to four-family	$2,442	$3,341	$4,029	$4,285	$4,923	$5,939
Multi-family	110	115	118	122	629	728
Commercial real estate	663	910	1,397	1,314	1,363	4,456
Total real estate loans	3,215	4,366	5,544	5,721	6,915	11,123

Home equity	258	270	312	464	428	615
Other consumer	—	—	—	—	—	—
Commercial business	272	283	289	360	403	426
Total restructured loans	$3,745	$4,919	$6,145	$6,545	$7,746	$12,164

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%	0.3%	0.5%	1.0%	1.2%
Nonperforming TDR loans included in total nonaccruing loans and total restructured loans above	$84	$393	$673	$944	$2,070	$3,536

For the year ended December 31, 2018, the six month period ended December 31, 2017 and the year ended June 30, 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $279,000, $277,000 and $261,000, respectively. The amount that was included in interest income on a cash basis on nonaccruing loans was $99,000, $12,000 and $13,000 for the year ended December 31, 2018, the six month period ended December 31, 2017, and the fiscal year ended June 30, 2017, respectively.

Other Loans of Concern. In addition to the nonperforming assets set forth in the table above, as of December 31, 2018 there were 41 loans totaling $4.1 million that continue to accrue interest but for which management has elevated concerns about the ability of these borrowers to comply with their loan repayment terms that may result in disclosure of such loans as nonperforming in the future. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of collection efforts is classified as real estate owned. These properties are recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed property, including automobiles, are also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2018, First Federal had no properties in real estate owned and five autos in repossessed personal property owned with a book value of $52,000. Real estate owned properties are listed with a real estate broker for sale, included in the multiple listing service, and actively marketed.

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

As of December 31, 2018, we had 33 loans with an aggregate principal balance of $3.7 million that were identified as TDR loans, of which $3.7 million were performing in accordance with their revised payment terms and on accrual status. As of December 31, 2018, there were $84,000 of TDR loans on nonaccrual and whose accrual status continues to be evaluated by management. Included in the allowance for loan losses at December 31, 2018 was a reserve of $43,000 related to TDR loans. Nonaccruing TDR loans are classified as substandard, and accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. On the basis of our review, as of December 31, 2018, December 31, 2017 and June 30, 2017, we had classified loans of $3.4 million, $6.7 million, and $3.3 million, respectively. We had no other classified assets at these dates. In addition, at December 31, 2018 we had $2.5 million of special mention loans. At December 31, 2018, classified assets represented 2.0% of equity capital and 0.3% of total assets. The decrease in classified assets during the year ended December 31, 2018 was mainly attributable to a commercial real estate and business loan relationship for $2.7 million that was upgraded from substandard.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,		June 30,
	2018	2017	2017	2016
	(In thousands)
Real estate loans:
One-to-four family	$978	$1,404	$1,814	$3,163
Multi-family	—	—	—	—
Commercial real estate	1,372	3,848	607	558
Construction and land	44	83	97	162
Total real estate loans	2,394	5,335	2,518	3,883

Consumer loans:
Home equity	482	555	684	538
Other consumer	317	112	35	118
Total consumer loans	799	667	719	656

Commercial business loans	173	648	15	30

Total loans	$3,366	$6,650	$3,252	$4,569

The following table shows at December 31, 2018, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$704	0.4%	$274	0.2%	$—	—%	$978	0.3%
Commercial real estate	197	0.4	1,175	0.6	—	—	1,372	0.5
Construction and land	44	0.3	—	—	—	—	44	0.1
Total real estate loans	945	0.4	1,449	0.3	—	—	2,394	0.3

Consumer loans:
Home equity	216	0.6	266	7.2	—	—	482	1.3
Other consumer	99	0.5	171	0.7	47	5.1	317	0.4
Total consumer loans	315	0.6	437	1.5	47	5.0	799	0.6

Commercial business loans	—	—	173	1.7	—	—	173	0.9

Total loans	$1,260	0.4%	$2,059	0.4%	$47	0.2%	$3,366	0.4%
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Loan Losses. The allowance for loan losses was $9.5 million, or 1.1% of total loans, at December 31, 2018, compared to $8.8 million, or 1.1%, at December 31, 2017. Management recognizes that loan losses may occur over the life of a loan and the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the total loan portfolio. Monthly, our chief credit officer prepares a report of the allowance for loan losses and establishes the provision for credit losses based on the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. This allowance for loan losses report is reviewed monthly by management.

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

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2018, we had impaired loans of $6.6 million, compared to $6.1 million at December 31, 2017.

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

Management believes that our allowance for loan losses as of December 31, 2018 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,				June 30,
	2018		2017		2017		2016		2015		2014
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,297	38.7%	$3,061	45.2%	$3,071	44.7%	$2,992	49.3%	$3,143	52.0%	$3,408	48.1%
Multi-family	762	9.5	648	9.4	511	7.9	341	7.4	251	6.7	475	8.9
Commercial real estate	2,289	29.1	1,847	25.8	1,735	27.5	1,268	25.7	998	25.4	1,491	25.4
Construction and land	585	6.2	648	9.0	683	9.8	599	8.0	336	3.8	397	4.1
Home equity	480	4.3	787	4.9	818	4.9	833	5.4	1,052	7.4	1,289	7.9
Other consumer	1,611	10.0	712	3.6	523	2.9	310	1.5	321	1.7	389	2.1
Commercial business	334	2.2	265	2.1	1,168	2.3	335	2.7	251	3.0	388	3.5
Unallocated	175	—	792	—	14	—	561	—	759	—	235	—
Total	$9,533	100.0%	$8,760	100.0%	$8,523	100.0%	$7,239	100.0%	$7,111	100.0%	$8,072	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2018	2017	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of period	$8,760	$8,523	$7,239	$7,111	$8,072	$7,974
Charge-offs:
One- to four-family	(18)	—	—	(75)	(430)	(662)
Commercial real estate	—	—	—	(18)	—	(125)
Construction and land	—	—	—	(17)	(49)	(35)
Home equity	—	(47)	(81)	(77)	(325)	(434)
Other consumer	(638)	(159)	(252)	(172)	(178)	(181)
Commercial business	—	—	(5)	(7)	(177)	(10)
Total charge-offs	(656)	(206)	(338)	(366)	(1,159)	(1,447)

Recoveries:
One- to four-family	5	102	113	64	84	92
Commercial real estate	—	—	—	—	—	—
Construction and land	2	1	2	33	17	2
Home equity	25	22	156	63	48	86
Other consumer	222	117	89	59	46	42
Commercial business	1	1	2	42	3	16
Total recoveries	255	243	362	261	198	238

Net (charge-offs) recoveries	(401)	37	24	(105)	(961)	(1,209)
Provision for loan losses	1,174	200	1,260	233	0	1,307
Balance at end of period	$9,533	$8,760	$8,523	$7,239	$7,111	$8,072

Net recoveries as a percentage of average loans outstanding	—%	—%	—%	—%	0.2%	0.3%

Net recoveries (charge-offs) as a percentage of average nonperforming assets	(23.91)%	4.4%	0.9%	(2.3)%	(14.0)%	(13.0)%

Allowance as a percentage of nonperforming loans	553.3%	570.7%	445.1%	222.3%	145.6%	135.3%

Allowance as a percentage of total loans	1.1%	1.1%	1.2%	1.2%	1.4%	1.6%

Average loans receivable, net	$819,372	$731,949	$682,957	$536,706	$491,497	$474,222

Average total loans	826,055	$739,263	$689,704	$542,855	$498,227	$482,276

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

Securities. Total investment securities decreased $33.9 million, or 10.0%, to $306.5 million at December 31, 2018, from $340.4 million at December 31, 2017, mainly a result of sales and principal payments partially offset by purchases. At December 31, 2018, U.S. government agency issued mortgage-backed securities ("MBS agency") still comprised the largest portion of our investment portfolio at 57.0%, followed by corporate issued asset-backed securities ("ABS corporate") at 12.0%, U.S. Small Business Administration securities ("SBA") at 11.7%, U.S. government agency issued asset-backed securities ("ABS agency") at 8.4%, municipal bonds at 4.2%, corporate issued mortgage-backed securities ("MBS corporate") at 3.5%, and corporate issued debt securities ("Corporate Debt") at 3.2%. The decrease in investment securities was the result of decreases in municipal bonds of $14.6 million, SBA securities of $11.7 million, corporate debt of $10.0 million, MBS Corporate of $9.9 million, and MBS Agency of $5.6 million, partially offset by increases in ABS Corporate of $14.0 million and ABS Agency of $4.0 million. The estimated average time for rates to reset on our investment portfolio was 3.7 years at December 31, 2018 as compared to 3.5 years at December 31, 2017. The estimated average life of the total investment securities portfolio was 5.0 years at December 31, 2018 and 5.3 years at December 31, 2017.

The issuers of MBS agency securities held in our portfolio, which include Fannie Mae, Freddie Mac, and Government National Mortgage Association ("Ginnie Mae"), and certain issuers of agency bonds held in our portfolio, which include FHLB, Fannie Mae, and the U.S. Small Business Administration, guarantee the timely principal and interest payments in the event of default. ABS agency bonds held in our portfolio include securities issued by CIT Education Loan Trust, which are backed by student loans in a subordinate tranche, and Sallie Mae Student Loan Trust and ATCLO Loan Trust in a non-subordinated tranche, where payment is not guaranteed by the issuer. The underlying student loans are reinsured by the U.S. Department of Education, which mitigates a significant portion of their risk of loss. Municipal bonds consist of a mix of non-taxable, revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

ABS and MBS corporate securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our MBS corporate securities consist of fixed and variable rate mortgages issued by various corporations, and our ABS corporate securities consist of a mix of variable rate collateralized loan obligations in managed funds, which we believe have sufficient subordination to mitigate the risk of loss on these investments, and certain debt securities issued by Citigroup. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our corporate securities are considered investment grade.

As a member of the FHLB, we had an average balance of $6.8 million in stock of the FHLB for the twelve months ended December 31, 2018. We received $311,000, $81,000, and $126,000 in dividends from the FHLB during the year ended December 31, 2018, the six month transition period ended December 31, 2017, and the fiscal year ended June 30, 2017, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2018, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,				June 30,
	2018		2017		2017		2016
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$882	$869	$13,058	$13,434	$21,540	$22,223	$21,609	$23,179
U.S. Treasury and government agency issued bonds (Agency bonds)	—	—	—	—	5,050	4,926	15,036	15,048
U.S. government agency issued asset-backed securities (ABS agency)	26,125	25,752	21,972	21,770	7,883	7,648	8,751	7,935
Corporate issued asset-backed securities (ABS corporate)	37,897	36,723	22,823	22,768	9,921	9,813	29,690	29,381
Corporate issued debt securities (Corporate debt)	9,986	9,888	19,835	19,908	—	—	—	—
U.S. Small Business Administration securities (SBA)	35,936	35,670	47,325	47,274	14,195	14,178	9,335	9,501
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	147,205	143,455	146,532	144,542	144,380	143,436	139,449	141,649
Corporate issued mortgage-backed securities (MBS corporate)	10,953	10,610	20,721	20,546	26,324	26,369	41,164	41,164
Total available for sale	268,984	262,967	292,266	290,242	229,293	228,593	265,034	267,857

Securities held to maturity:
Municipal bonds	11,919	11,962	13,963	14,119	14,120	14,426	14,425	15,058
SBA	302	301	399	395	443	442	497	498
Mortgage-backed:
MBS agency	31,282	30,727	35,764	35,752	37,309	37,753	41,116	43,372
Total held to maturity	43,503	42,990	50,126	50,266	51,872	52,621	56,038	58,928

FHLB stock	6,927	6,927	7,023	7,023	4,368	4,368	4,403	4,403

Total securities	$319,414	$312,884	$349,415	$347,531	$285,533	$285,582	$325,475	$331,188

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2018 and December 31, 2017, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2018
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$—	—%	$115	1.80%	$767	3.31%	$882	3.11%	$869
Agency bonds	—	—	—	—	—	—	—	—	—	—	—
ABS agency	—	—	—	—	—	—	26,125	5.81	26,125	5.81	25,752
ABS corporate	—	—	—	—	—	—	37,897	4.98	37,897	4.98	36,723
Corporate debt	—	—	—	—	9,986	3.78	—	—	9,986	3.78	9,888
SBA	—	—	—	—	9,463	2.88	26,473	3.44	35,936	3.30	35,670
Mortgage-backed:
MBS agency	—	—	7,204	2.28	11,862	2.16	128,139	2.65	147,205	2.59	143,455
MBS corporate	—	—	—	—	—	—	10,953	3.29	10,953	3.29	10,610
Total available for sale	—	—	7,204	2.28	31,426	2.89	230,354	3.51	268,984	3.41	262,967

Securities held to maturity:
Municipal bonds	—	—	734	2.35	6,426	2.21	4,759	2.75	11,919	2.43	11,962
SBA	—	—	—	—	302	2.49	—	—	302	2.49	301
Mortgage-backed:
MBS agency	—	—	578	1.60	2,035	1.66	28,669	3.32	31,282	3.18	30,727
Total held to maturity	—	—	1,312	2.02	8,763	2.09	33,428	3.24	43,503	2.97	42,990

Total securities	$—	—	$8,516	2.24%	$40,189	2.72%	$263,782	3.48%	$312,487	3.35%	$305,957

	December 31, 2017
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$4,388	2.28%	$3,011	4.25%	$5,659	2.91%	$13,058	3.01%	$13,434
ABS agency	—	—	—	—	—	—	21,972	2.36	21,972	2.36	21,770
ABS corporate	—	—	—	—	—	—	22,823	3.91	22,823	3.91	22,768
Corporate debt	—	—	—	—	19,835	3.56	—	—	19,835	3.56	19,908
SBA	—	—	—	—	6,636	2.30	40,689	2.28	47,325	2.28	47,274
Mortgage-backed:
MBS agency	—	—	7,363	2.27	13,337	2.11	125,832	2.42	146,532	2.38	144,542
MBS corporate	—	—	—	—	—	—	20,721	3.90	20,721	3.90	20,546
Total available for sale	—	—	11,751	—	42,819	—	237,696	3.90	292,266	2.70	290,242

Securities held to maturity:
Municipal bonds	—	—	—	—	9,092	2.24	4,871	2.75	13,963	2.42	14,119
SBA	—	—	—	—	399	1.75	—	—	399	1.75	395
Mortgage-backed:									—
MBS agency	—	—	1,957	2.01	2,835	1.70	30,972	3.30	35,764	3.11	35,752
Total held to maturity	—	—	1,957	2.01	12,326	2.10	35,843	3.23	50,126	2.90	50,266

Total securities	$—	—%	$13,708	2.24%	$55,145	2.77%	$273,539	2.75%	$342,392	2.73%	$340,508

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2018, there were 69 investment securities with $6.7 million of unrealized losses and a fair value of approximately $268.5 million. At December 31, 2017, there were 63 investment securities with $3.2 million of unrealized losses and a fair value of approximately $233.2 million. We had no OTTI on investment securities at either December 31, 2018 or December 31, 2017.

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

Our deposit composition consists of certificates of deposit accounting for 27.8% of the total deposits at December 31, 2018, and interest and noninterest-bearing checking, savings and money market accounts comprising the remaining balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. We did not have any brokered deposits at December 31, 2018.

Deposits. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit with a variety of rates. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structure and deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative sources.

Deposit Activity. The following table sets forth our total deposit activities for the periods indicated.

	Year Ended December 31,	Six Months Ended December 31,	Year Ended June 30,
	2018	2017	2017	2016
	(Dollars in thousands)
Beginning balance	$885,032	$823,760	$723,287	$647,164
Net deposits	49,878	59,391	97,614	73,954
Interest credited	5,350	1,881	2,859	2,169
Ending balance	$940,260	$885,032	$823,760	$723,287

Net increase	$55,228	$61,272	$100,473	$76,123

Percent increase	6.2%	7.4%	13.9%	11.8%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,				June 30,
	2018		2017		2017		2016
		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$114,737	12.2%	$118,193	13.4%	$112,177	13.6%	$103,456	14.3%
Noninterest-bearing transaction	147,415	15.6	154,291	17.4	133,712	16.2	109,986	15.2
Savings accounts	143,412	15.3	103,243	11.7	98,894	12.0	91,656	12.7
Money market accounts	273,344	29.1	270,052	30.5	267,503	32.5	259,076	35.8

Total transaction and savings deposits	678,908	72.2	645,779	73.0	612,286	74.3	564,174	78.0

Certificates:
0.00 – 0.99%	18,378	2.0	37,147	4.2	53,304	6.5	60,778	8.4
1.00 – 1.99%	113,093	12.0	198,506	22.4	158,170	19.2	97,700	13.5
2.00 – 2.99%	129,881	13.8	3,600	0.4	—	—	635	0.1
3.00 – 3.99%	—	—	—	—	—	—	—	—
4.00 – 4.99%	—	—	—	—	—	—	—	—
5.00 and over	—	—	—	—	—	—	—	—

Total certificates	261,352	27.8	239,253	27.0	211,474	25.7	159,113	22.0

Total deposits	$940,260	100.0%	$885,032	100.0%	$823,760	100.0%	$723,287	100.0%

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Federal at the dates indicated.

	December 31,						June 30,
	2018			2017			2017			2016
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$143,412	15.3%	$40,169	$103,243	11.7%	$4,349	$98,894	12.0%	$7,238	$91,656	12.7%	$3,527
Transaction accounts	262,152	27.8	(10,332)	272,484	30.7	26,595	245,889	29.8	32,447	213,442	29.5	29,552
Money-market accounts	273,344	29.1	3,292	270,052	30.5	2,549	267,503	32.5	8,427	259,076	35.8	31,859
Fixed-rate certificates which mature in the year ending:
Within 1 year	148,119	15.8	8,506	139,613	15.8	33,165	106,448	12.9	44,545	61,903	8.5	(9,571)
After 1 year but within 2 years	78,966	8.4	17,060	61,906	7.0	2,769	59,137	7.2	13,769	45,368	6.3	12,032
After 2 years but within 5 years	34,267	3.6	(3,440)	37,707	4.3	(8,127)	45,834	5.6	(5,919)	51,753	7.2	8,841
Certificates maturing thereafter	—	—	(27)	27	—	(28)	55	—	(34)	89	—	(117)
Total	$940,260	100.0%	$55,228	$885,032	100.0%	$61,272	$823,760	100.0%	$100,473	$723,287	100.0%	$76,123

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2018.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in thousands)

March 31, 2019	$7,463	$32,888	$15,868	$56,219	21.5%
June 30, 2019	3,478	20,927	29,129	53,534	20.5
September 30, 2019	1,825	10,190	11,181	23,196	8.9
December 31, 2019	890	6,426	7,854	15,170	5.8
March 31, 2020	2,640	13,367	8,367	24,374	9.3
June 30, 2020	655	2,907	27,504	31,066	11.9
September 30, 2020	120	3,820	14,227	18,167	7.0
December 31, 2020	169	4,497	693	5,359	2.0
March 31, 2021	1,020	2,892	5,061	8,973	3.4
June 30, 2021	118	1,859	2,187	4,164	1.6
September 30, 2021	—	3,592	2,606	6,198	2.4
December 31, 2021	—	1,237	362	1,599	0.6
Thereafter	—	8,491	4,842	13,333	5.1

Total	$18,378	$113,093	$129,881	$261,352	100.0%

Percent of total	7.0%	43.3%	49.7%	100.0%
Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2018. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$15,328	$9,914	$14,372	$37,723	$77,337
Certificates of deposit of $100,000 or more	40,891	43,620	23,994	75,510	184,015

Total certificates	$56,219	$53,534	$38,366	$113,233	$261,352

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2018, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight to less than one year advances and longer term advances maturing in one year or more, to supplement our supply of lendable funds, to meet short-term liquidity needs, and to mitigate interest rate risk.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB and at December 31, 2018 had pledged loan and security collateral to support a borrowing capacity of $236.1 million. At that date outstanding advances from the FHLB totaled $136.6 million leaving a remaining borrowing capacity of $99.5 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	December 31,		June 30,
	2018	2017	2017	2016
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$60,000	$60,000	$60,000	$89,924
FHLB short-term advances	72,600	84,100	—	—
FHLB overnight borrowings	110,723	62,960	47,338	50,233

Average balances:
FHLB long-term advances	$60,000	$60,000	$60,000	$75,808
FHLB short-term advances	27,658	14,017	—	—
FHLB overnight borrowings	47,049	42,329	24,208	11,200

Weighted average interest rate:
FHLB long-term advances	3.52%	3.52%	3.52%	3.35%
FHLB short-term advances	1.76	0.26	—	—
FHLB overnight borrowings	2.10	1.38	0.79	0.35

Balance outstanding at end of period:
FHLB long-term advances	$60,000	$60,000	$60,000	$60,000
FHLB short-term advances	25,000	84,100	—	—
FHLB overnight borrowings	51,552	—	17,427	20,672
Total borrowings	$136,552	$144,100	$77,427	$80,672

Weighted average interest rate at end of period:
FHLB long-term advances	3.52%	3.52%	3.52%	3.52%
FHLB short-term advances	2.48	1.54	—	—
FHLB overnight borrowings	2.58	1.54	1.28	0.42

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

Competition for deposits is primarily from other savings institutions, commercial banks, credit unions, mutual funds, and other alternative investments, which may be offered locally or via the Internet. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates. Based on the most recent branch data provided by the FDIC, as of June 30, 2018, First Federal’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 36.2% and 22.2%, respectively, and was less than 2% in Whatcom and Kitsap counties.

Employees

At December 31, 2018, we had 201 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Executive Officers of the Registrant

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2018:

Laurence J. Hueth, age 56, was elected President and Chief Executive Officer of the Company and First Federal on March 26, 2013, and has been a director since 2010. Mr. Hueth joined First Federal in 2008 and was promoted to Senior Vice President, Chief Financial Officer in March 2009. He assumed responsibility for operational and risk areas, serving as Chief Operating Officer from 2011 to 2012. Mr. Hueth has over 32 years of progressive responsibility in finance and risk management areas within the banking industry. Prior to joining First Federal, Mr. Hueth was employed for 15 years at PFF Bank & Trust located in Pomona, California where he held positions in finance, treasury and risk management, including serving as Vice President, Operational Risk Manager and Bank Treasurer from 2005 until November 2008. Mr. Hueth is active with numerous charitable and civic organizations in Clallam and Jefferson counties.

Regina M. Wood, age 48, is Executive Vice President and Chief Financial Officer of the Company and First Federal, positions she has held since March 2013. Prior to that, she served as interim Chief Financial Officer and Vice President of First Federal from December 2012 through March 2013 and Vice President, Controller of First Federal from August 2006 to December 2012. Ms. Wood was the Controller of the Central Washington Grain Growers, Inc. from 2002 to 2006 and Assistant Controller from 1999 to 2002. Ms. Wood is a certified public accountant licensed in the state of Washington.

Christopher J. Riffle, age 43, is Executive Vice President and Chief Operating Officer (COO), General Counsel and Corporate Secretary of the Company and First Federal.  Mr. Riffle has held the COO position since October 2018, and has served as General Counsel and Corporate Secretary since September 2017.  Prior to joining First Federal, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts.  Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017, and served as outside general counsel for First Federal starting in 2009.

Terry Anderson, age 50, is Executive Vice President and Chief Credit Officer of First Federal, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank and Bank of America.

Kelly A. Liske, age 42, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011. Prior to joining First Federal, Ms. Liske was employed for 11 years at Washington Mutual where she held various positions in the Retail Banking Division.

How We Are Regulated

First Northwest Bancorp and First Federal are subject to federal, state, and local laws which may change from time to time. This section provides a general overview of the federal and state regulatory framework applicable to First Northwest Bancorp and First Federal. The descriptions of laws and regulations included herein do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations.

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to First Northwest Bancorp and First Federal (including their interpretation or implementation) cannot be predicted and could have a material effect on First Northwest Bancorp’s and First Federal’s business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to First Northwest Bancorp and First Federal have been made or proposed in recent years. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve and the CFPB could adversely affect our operations and financial condition.

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

Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the bank's federal supervisory agency; (2) as discussed below, places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) generally prohibits management personnel of a bank from serving as directors or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Extensions of credit (1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2018, were $307,000. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reaches 1.35%. On September 30, 2018, the DIF reached 1.36%, ahead of Dodd-Frank's 2020 deadline to meet the 1.35% reserve ratio. As a result, small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The FDIC may also prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.

Prompt Corrective Action. Federal statutes establish a supervisory framework, designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness, based on five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement or directive to meet a specific capital level. An institution is considered adequately capitalized if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4.0% or more and a leverage ratio of not less than 4%. The classifications for “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” institutions are also set forth in the regulations. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Further, an institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2018, First Federal was categorized as “well capitalized” under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards. The minimum capital level requirements applicable to First Northwest Bancorp and First Federal are: (i) a common equity Tier 1 ("CET1") capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 capital to total assets leverage ratio of 4%. These minimum capital requirements became effective in January 2015 and were the result of final rules implementing certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In addition to the minimum risk-based capital ratios, the capital regulations require a capital conservation buffer, designed to absorb losses during periods of economic stress, consisting of additional CET1 capital of more than 2.5% of risk-weighted assets above the required minimum risk-based ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016, when a buffer greater than 0.625% of risk-weighted assets was required, and increased each year until the buffer requirement was fully implemented on January 1, 2019.

As of December 31, 2018, First Northwest Bancorp and First Federal each met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at December 31, 2018, see Note 11 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. First Federal has established comprehensive policies and risk management procedures to ensure the safety and soundness of First Federal.

Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At December 31, 2018, First Federal held $6.9 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2018, First Federal had $136.6 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

Dividends. Dividends from First Federal, which are subject to regulation and limitation, constitute a major source of funds for dividends paid by First Northwest Bancorp to shareholders. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. According to Washington law, First Federal may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on First Federal’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Federal without the approval of the Director of the DFI.

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. The Dodd-Frank Act further extended the definition of an “affiliate” and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. First Federal is subject to the provisions of the Community Reinvestment Act of 1977 (CRA), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low-and moderate income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to comply with the CRA or CRA protests filed by interested parties during applicable comment periods can result in the denial or delay of such transactions. First Federal received a “satisfactory” rating during its most recent CRA examination.

Commercial Real Estate Ratios. The federal banking regulators recently issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2018, First Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Anti-Money Laundering and Anti-Terrorism. The Bank Secrecy Act (“BSA”) requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity) and certain due diligence and "know your customer" documentation requirements.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”), intended to combat terrorism, was renewed with certain amendments in 2006.

In relevant part, the Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money laundering compliance program; and (4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. First Northwest Bancorp and First Federal have established comprehensive compliance programs designed to comply with the requirements of the BSA and Patriot Act.

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

First Federal is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, some of these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In recent years, examination and enforcement by federal and state banking agencies for non-compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations can subject First Federal to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights. First Federal has established a comprehensive compliance system to ensure consumer protection.

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

As a bank holding company, First Northwest Bancorp is required to file semi-annual and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act. Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity (including at times when a bank holding company may not be in a financial position to provide such resources or when it may not be in the bank holding company’s or its shareholders' best interests to do so), and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations, or both.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $3.0 billion (which was increased from $1.0 billion in conjunction with the Crapo Bill, discussed below) or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled “- Regulation of First Federal - Capital Regulation” and Note 11 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.

Interstate Banking. The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), and removed many restrictions on de novo interstate branching by state and federally chartered banks. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period of five years, or longer if specified by the law of the host state. In addition, the Federal Reserve generally may not approve an application for an interstate merger transaction if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. Banks may establish de novo branches in any state, subject to regulatory approval.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2018, First Northwest Bancorp and First Federal qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year.

Restrictions on Dividends. First Northwest Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends from First Federal (as discussed above).

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In particular, the policy limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conservation buffer requirements may limit First Northwest Bancorp's ability to pay dividends.

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

Under Washington corporate law, First Northwest Bancorp generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities. These various laws and regulatory policies may affect First Northwest Bancorp’s ability to pay dividends or otherwise engage in capital distributions.

Tying Arrangements. First Northwest Bancorp and First Federal are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither First Northwest Bancorp nor First Federal may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by First Northwest Bancorp or First Federal; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010 and imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under “- Regulation of First Federal - Capital Regulations.” In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; and (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer. In August 2015, the SEC adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. The rule is intended to provide shareholders with information that they can use to evaluate a Chief Executive Officer’s compensation.

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

Recent and Proposed Legislation. The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact First Northwest Bancorp's and First Federal’s business. First Northwest Bancorp and First Federal cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations. While recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), the current administration has expressed an attempt to reduce these regulatory burdens. For instance, in May 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Crapo Bill”), which is bipartisan legislation that rolls back certain provisions of the Dodd-Frank Act to provide regulatory relief to certain financial institutions.

Effects of Federal Government Monetary Policy. First Northwest Bancorp’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. The nature and impact of future changes in monetary policies and their impact on First Northwest Bancorp and First Federal cannot be predicted with certainty.

Taxation

Federal Taxation

General. First Northwest Bancorp and First Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Federal. First Federal is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before June 30, 2015. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Northwest Bancorp will file a consolidated federal income tax return with First Federal. Accordingly, any cash distributions made by First Northwest Bancorp to its shareholders would be considered to be taxable dividends and not as a non‑taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Federal currently reports its income and expenses on the accrual method of accounting. Beginning with the six months ended December 31, 2017, federal income tax returns are filed using a December 31 year end. Prior periods, through June 30, 2017, used a fiscal year ending on June 30 for filing its federal income tax return.

Corporate Dividends‑Received Deduction. First Northwest Bancorp may eliminate from its income dividends received from First Federal as a wholly owned subsidiary of First Northwest Bancorp if it elects to file a consolidated return with First Federal. The corporate dividends-received deduction is 100%, or 65%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 50% of dividends received or accrued on their behalf.

Charitable Contribution Carryovers. The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2018, the Company had a charitable contribution carryforward for federal income tax purposes of $7.2 million. This carryforward was generated from the Company’s creation of the First Federal Community Foundation to which it contributed 933,360 shares of its common stock and $400,000 in cash in connection with the mutual to stock conversion. Management does not fully expect to utilize the benefit over the five year carryforward period and has recorded a reserve on the portion of the related deferred tax asset estimated to expire unused.

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

We have increased the amount of our commercial real estate and multi-family loans to $335.6 million, or 38.6% of our total loan portfolio, at December 31, 2018, from $173.1 million, or 34.3%, of our total loan portfolio at June 30, 2014. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than one- to four-family loans. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2018, we had $133,000 of nonperforming commercial real estate loans and no nonperforming multi-family loans in our portfolio.

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

The significant growth in our loan portfolio and our rapid expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. We have significantly increased the amount of loans located outside of the counties where we have branch locations from $144.5 million, or 29.3% of our total loan portfolio, at June 30, 2014, to $436.2 million, or 50.2% of our total loan portfolio, at December 31, 2018, which includes $34.3 million of purchased one- to four-family loans secured by properties located primarily in California and Ohio. In addition, our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $354.5 million, or 40.8% of total loans, at December 31, 2018, from $190.7 million, or 35.1% of total loans, at June 30, 2014. Included in our commercial loan portfolio at December 31, 2018, were $30.3 million of additional loans purchased and loan participations. Rapidly growing loan portfolios are, by their nature, less seasoned, meaning they were originated recently. Combined with the geographic expansion of our lending area, our experience with these loans may not provide us with a significant payment history pattern making estimating loan loss allowances more difficult, and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. Further, First Federal has not experienced a downturn in economic conditions with these loans. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

We plan to continue both strategic and opportunistic growth, understanding that we may see a slowing of growth as we mature and manage capital down to more efficient levels. Continued growth can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if our growth occurs rapidly. We may face difficulties in managing that growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. Also see “Our branching strategy will cause our expenses to increase and may negatively affect our earnings.”

We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2018, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $76.7 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2018 totaled $105.4 million, or 12.1% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

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

During the year ended December 31, 2018, our construction and land loans decreased $17.0 million, or 23.9%, to $54.1 million, or 6.2%, of the total loan portfolio at December 31, 2018 and consisted of properties secured by one- to four-family residential of $17.3 million, multi-family of $17.3 million, commercial real estate of $11.0 million, and land of $8.4 million. Land loans include raw land and land acquisition and development loans.

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

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2018, $2.0 million of our construction and land loans were for speculative construction.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. An economic decline could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the withdrawal by the United States from the Trans-Pacific Partnership trade agreement or the current trade dispute with China may also affect these businesses.

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

Over the past five years, we have opened three new full-service branches in Silverdale and Bellingham, Washington, an HLC in Seattle, Washington, and another full-service branch on Bainbridge Island, Washington. We may continue to open or purchase new branches and HLCs, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own additional de novo branches and HLCs, and projected time lines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or HLC may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018, $373.8 million, or 43.0% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties, including $27.7 million or 3.2% of our total loan portfolio secured by residential properties located in California and Ohio. Lending on residential property is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans which do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens.

Our non-owner-occupied residential real estate loans may expose us to increased credit risk.

At December 31, 2018, $20.8 million, or 2.4% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2018, we had $18.9 million, or 2.2% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on such loans.

At December 31, 2018, $44.2 million of our one- to four-family and $7.4 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third- party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $30.4 million at December 31, 2018. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the Board of Directors' Loan/Asset Quality Committee as an exception to policy. At December 31, 2018, 20% of First Federal's unimpaired capital was $24.6 million, and under this policy, our loans to one borrower limit would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

At December 31, 2018, our nonperforming assets, which consist of nonaccruing loans, real estate owned and repossessed assets were $1.8 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways:

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

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2015, the Federal Reserve Board has increased the Fed Funds rate by 225 basis points and indicated a likelihood for further increases during 2019 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The USA PATRIOT and Bank Secrecy Acts (the "BSA") require financial institutions to develop a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions and new branch locations. Several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan.

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

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, the FDIC as insurer of our deposits, and by the DFI. First Northwest Bancorp is subject to regulation and supervision by the Federal Reserve (as a bank holding company) and regulation by the State of Washington (as a Washington corporation). The Bank is subject to regulation and supervision by the FDIC and the DFI. Such regulation and supervision govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

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

Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. If changes to laws, rules and/or regulations applicable to us are made, such changes could offset the otherwise anticipated increase in operating and compliance costs (included in noninterest expense); however, no assurance can be given as to whether such changes will occur or what may result from such changes.

The CFPB, which was created under the Dodd-Frank Act, has issued, and continues to issue, rules related to consumer protection, including The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID), which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. These CFPB rules, including rules generally prohibiting creditors from extending mortgage loans without regard for the consumer's ability to repay, may adversely affect the volume of mortgage loans that we underwrite and subject us to increased potential liabilities related to such residential loan origination activities. The CFPB has adopted a number of additional requirements and issued additional guidance, including with respect to indirect auto lending, appraisals, escrow accounts and servicing, each of which may entail increased compliance costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018, we had our main administrative office and twelve additional banking locations, for a total of thirteen banking locations, with an aggregate net book value of $12.8 million. The following table sets forth certain information concerning our offices at December 31, 2018. In the opinion of management, the facilities are adequate and suitable for our needs.

Location	Full Service	Leased or owned	Lease expiration date	Square footage	Net book value at December 31 (1)
					(In thousands)
ADMINISTRATION CENTER
105 W. Eighth Street Port Angeles, Washington 98362		Owned	--	18,913	$2,052

BANKING AND OFFICE LOCATIONS

Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362		Owned	--	6,912	693

Eastside 1603 E. First Street Port Angeles, Washington 98362	X	Owned	--	3,322	1,638

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	X	Owned	--	2,382	429

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	X	Owned	--	9,376	1,369

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	X	Owned	--	5,380	2,707

Forks 131 Calawah Way Forks, Washington 98331	X	Owned	--	2,159	315

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	X	Owned	--	4,637	845

Bucklin Hill (2) 3035 Bucklin Hill Road Silverdale, Washington 98383	X	Leased	12/31/2023	2,200	613

Location	Full Service	Leased or owned	Lease expiration date	Square footage	Net book value at December 31 (1)
					(In thousands)

Barkley Village (3) 1270 Barkley Blvd. Bellingham, Washington 98226	X	Leased	12/31/2035	3,300	871

Fairhaven (4) 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	X	Leased	6/30/2020	1,425	141

Seattle Home Loan Center (5) 1301 Second Avenue, Suite 2601 Seattle, Washington 98101		Leased	10/23/2021	2,199	101

Bainbridge Island (6) 323 NE High School Rd, Suite E-3 Bainbridge Island, Washington 98110	X	Leased	11/19/2027	2,175	1,014

Bellingham Business Center (7) 3101 Newmarket Street, Suite #103 Bellingham, Washington 98226		Leased	4/30/2028	1,730	7

(1)	Net book value includes investment in premises and leaseholds.

(2)	The lease agreement was extended for five years beginning January 2019 with one five-year renewal option thereafter.

(3)	The lease agreement is for twenty years beginning January 2015 with four five-year renewal options thereafter.

(4)	The lease agreement was extended for two years beginning July 2018 with three two-year renewal options thereafter.

(5)	The lease agreement is for five years beginning September 2016.

(6)	The lease agreement is for ten years beginning November 2017.

(7)	The lease agreement is for ten years beginning May 2018 with one five-year renewal option thereafter.

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at December 31, 2018, was $471,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

Item 3. Legal Proceedings

The Company and First Federal are involved from time to time in various claims and legal actions arising in the ordinary course of business. There are currently no matters that, in the opinion of management, would have material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “FNWB.” The common stock was issued at a price of $10.00 per share on January 29, 2015, and the Company's common stock commenced trading on The Nasdaq Global Market on January 30, 2015. As of the close of business on March 5, 2019, there were 11,040,981 shares of common stock issued and outstanding and we had approximately 576 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock, provided by the Nasdaq Stock Market, for each quarter during the year ended December 31, 2018, the six month period ended December 31, 2017, and the year ended June 30, 2017, in which the common stock was outstanding. The Company intends to continue paying comparable cash dividends in the foreseeable future.

	High	Low	Cash Dividends Declared and Paid
Year Ended December 31, 2018
First Quarter	$17.09	$16.59	$—
Second Quarter	16.30	15.93	—
Third Quarter	15.57	15.28	—
Fourth Quarter	15.37	14.70	0.03

Six Months Ended December 31, 2017
First Quarter	$17.28	$16.30	$—
Second Quarter	16.50	16.20	—

Year Ended June 30, 2017
First Quarter	$13.57	$13.40	$—
Second Quarter	15.70	15.34	—
Third Quarter	15.62	15.27	—
Fourth Quarter	16.00	15.75	—

Stock Repurchases. On February 4, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 523,014 shares of the Company's common stock, representing approximately 4.0% of total shares we issued in our initial stock offering and in conjunction with our transition from a mutual to stock form of ownership, to be used to fund grants of restricted stock under the Company's 2015 Equity Incentive Plan. In addition, on September 27, 2016 and September 26, 2017, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to 1,300,756 and 1,166,659 shares of its common stock, respectively. Both announcements represented a repurchase of approximately 10.0% of total shares outstanding at the time of the announcement. The repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of December 31, 2018, 523,014 shares had been repurchased at an average cost of $13.07 per share representing all of the shares authorized for repurchase under the Company's 2015 Equity Incentive Plan. In addition, 1,162,100 shares at an average cost of $14.41 per share had been repurchased and retired, representing all of the shares authorized for repurchase pursuant to the September 27, 2016 stock repurchase plan, and 663,613 shares at an average cost of $16.10 per share had been repurchased and retired pursuant to the September 26, 2017 stock repurchase plan. The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
October 1, 2018 - October 31, 2018	13,600	$14.70	13,600	690,046
November 1, 2018 - November 30, 2018	138,600	15.41	138,600	551,446
December 1, 2018 - December 31, 2018	48,400	15.24	48,400	503,046
Total	200,600	$15.32	200,600

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph. Our shares of common stock began trading on the Nasdaq Stock Market LLC's Global Market on January 30, 2015. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The following performance graph compares the Company's cumulative total shareholder return on the Company’s Common Stock since the beginning of trading on January 30, 2015, with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL Thrift Index for all periods indicated. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on January 30, 2015, and is the base amount used in the graph. The closing price of First Northwest Bancorp's common stock on December 31, 2018 was $14.83. Historical stock price performance is not necessarily indicative of future stock price performance.

	Period Ended
Index	1/30/2015	6/30/2015	6/30/2016	6/30/2017	12/31/2017	12/31/2018
First Northwest Bancorp	$100.00	$102.38	$104.60	$129.47	$133.83	$124.63
NASDAQ Composite	100.00	108.15	106.34	136.43	154.17	149.80
SNL Thrift Index	100.00	115.02	115.84	136.37	144.12	120.72

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

	December 31,		June 30,
	2018	2017	2017	2016	2015	2014
Selected Financial Condition Data:	(In thousands)
Total assets	$1,258,758	$1,215,659	$1,087,676	$1,010,102	$936,802	$795,292
Cash and cash equivalents	26,323	36,801	24,292	22,650	45,030	18,960
Loans receivable, net(1)	863,852	779,111	726,786	619,844	487,887	496,184
Investment securities available for sale	262,967	290,242	228,593	267,857	299,040	178,972
Investment securities held to maturity	43,503	50,126	51,872	56,038	61,524	53,244
Real estate owned and repossessed assets	124	23	104	81	1,914	810
Deposits	940,260	885,032	823,760	723,287	647,164	600,399
Borrowings	136,552	144,100	77,427	80,672	90,033	105,133
Total shareholders' equity	172,264	177,045	177,721	189,741	190,681	80,995

	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2018	2017	2016	2015	2015	2014
Selected Operations Data:	(In thousands, except per share data)
Total interest income	$45,805	$20,286	$36,804	$32,172	$27,487	$26,559
Total interest expense	9,013	3,293	5,159	4,770	4,592	4,729
Net interest income	36,792	16,993	31,645	27,402	22,895	21,830
Provision for loan losses	1,174	200	1,260	233	0	1,307
Net interest income after provision for loan losses	35,618	16,793	30,385	27,169	22,895	20,523
Net gain on sale of loans	577	499	757	234	548	762
Net gain on sale of investment securities	77	229	—	1,567	—	112
Impairment losses on investment securities, net	—	—	—	—	—	—
Other noninterest income	5,265	2,327	5,417	4,376	4,159	4,116
Total noninterest income	5,919	3,055	6,174	6,177	4,707	4,990
Total noninterest expense	32,857	16,147	29,779	27,897	33,046	22,105
Income (loss) before provision (benefit) for income taxes	8,680	3,701	6,780	5,449	(5,444)	3,408
Provision (benefit) for income taxes	1,575	2,042	1,662	1,457	(354)	740
Net income (loss)	$7,105	$1,659	$5,118	$3,992	$(5,090)	$2,668
Basic earnings per share	$0.69	$0.16	$0.46	$0.33	$(0.42)	$—
Diluted earnings per share	$0.68	$0.16	$0.46	$0.33	$(0.42)	$—
_____________

(1)	Net of allowances for loan losses, loans in process, purchase discounts and deferred loan fees.

	At or for the Year Ended December 31,	At or for the Six Months Ended December 31,	At or For the Year Ended June 30,
	2018	2017	2017	2016	2015	2014
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance ratios:
Return (loss) on average assets(1)	0.58%	0.29%	0.48%	0.41%	(0.58)%	0.34%
Return (loss) on average equity(1)	4.09	1.86	2.81	2.09	(3.92)	3.33
Dividend payout ratio	4.71	—	—	—	—	—
Average interest rate spread	2.98	2.96	3.00	2.78	2.65	2.84
Net interest margin (2)	3.20	3.15	3.18	2.98	2.79	2.94
Efficiency ratio(3)	76.9	80.5	78.7	83.1	119.7	82.4
Average interest-earning assets to average interest-bearing liabilities	129.3	132.1	134.3	138.0	125.3	116.4
Book value per common share	$15.42	$15.02	$14.93	$14.97	$14.56	n/a

Asset quality ratios:
Nonperforming assets to total assets at end of period(4)	0.1%	0.1%	0.2%	0.3%	0.8%	0.9%
Nonperforming loans to total loans(4)	0.2	0.2	0.3	0.5	1.0	1.2
Allowance for loan losses to nonperforming loans(5)	553.3	570.7	445.1	222.3	145.6	135.3
Allowance for loan losses to total loans	1.1	1.1	1.2	1.2	1.4	1.6
Net charge-offs to average outstanding loans	—	—	—	—	0.2	0.3

Capital ratios:
Equity to total assets at end of period	13.7%	14.6%	16.3%	18.8%	20.4%	10.2%
Average equity to average assets	14.3	15.6	17.3	19.7	14.9	10.1

Other data:
Number of full service offices (6)	10	12	11	10	9	10
Full-time equivalent employees	201	204	204	178	157	169
__________

(1)	Net income was annualized for the six months ended December 31, 2017.

(2)	Net interest income, annualized for the six months ended December 31, 2017, divided by average interest-earning assets.

(3)	Total noninterest expense as a percentage of net interest income and total other noninterest income.

(4)	Nonperforming assets consists of nonperforming loans (which include nonaccruing loans and accruing loans more than 90 days past due), foreclosed real estate and repossessed assets.

(5)	Nonperforming loans consists of nonaccruing loans and accruing loans more than 90 days past due.

(6)	Effective July 1, 2015, our branch in Poulsbo was closed and all accounts were moved to the new location in Silverdale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its thirteen banking locations. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, and have increased our indirect auto lending and purchased auto loan programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Our Business and Operating Strategy
Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in recent years are as follows:

•
Expanding our footprint. We have opened four new full-service branches in Silverdale, Bellingham, and Bainbridge Island, Washington and a Home Lending Center (“HLC”) in Seattle, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our historic market areas in the North Olympic Peninsula. We utilize interactive teller machines, and we continue to explore the use of technology as a way to expand our footprint and provide meaningful services to our customers.

•
Repositioning the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans as well as increased our portfolio of auto loans through our indirect auto lending program and our purchased auto loan program. This has been done to increase the yield on our loan portfolio, reduce our exposure to interest rate risk, and shorten the maturity of the loan portfolio.

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

Our objective is to develop First Federal into an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with our exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•
Increasing our portfolio of higher yielding commercial loans. Through increased loan originations and purchases, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased from $190.7 million, or 37.8% of total loans, at June 30, 2014, to $354.5 million, or 40.8% of total loans, at December 31, 2018. The increase resulted in part from developing relationships with new loan referral sources, including our Board of Directors and loan brokers, pursuing loan purchase and participation opportunities, competing successfully in new and existing markets, and benefiting from the improvement of the economy in northwestern Washington. We have also increased our lending for construction and land loans, consisting primarily of commercial real estate and multi-family construction. Our construction and land loans have increased to $54.1 million at December 31, 2018 compared to $20.5 million at June 30, 2014.

•
Increasing our portfolio of auto and other loans. Over the past four years, we have actively participated and grown an indirect lending program with auto dealerships within the markets where we have branch locations. In the past year, we also began purchasing auto loans from a company that underwrites high-end and classic auto loans for borrowers with exemplary credit. These loans are typically longer duration but have had historically low loss rates. We believe the combination of these two sources of auto lending programs will help to increase interest income, shorten maturities, and manage interest rate risk.

•
Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets have decreased from $6.8 million at June 30, 2014, to $1.8 million at December 31, 2018. The level of our nonperforming assets has been reduced through write-downs, collections, modifications, and sales of real estate owned and repossessed assets. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Assets. Total assets increased $43.1 million, or 3.5%, to $1.3 billion at December 31, 2018, from $1.2 billion at December 31, 2017, primarily due to an increase in net loans receivable of $84.8 million, or 10.9%, to $863.9 million at December 31, 2018 from $779.1 million at December 31, 2017, partially offset by a decrease of $33.9 million, or 10.0%, in total investment securities to $306.5 million at December 31, 2018 from $340.4 million at December 31, 2017.

Total loans, excluding loans held for sale, increased $83.6 million, or 10.6%, during the year ended December 31, 2018.

During the year ended December 31, 2018, auto and other consumer loans increased $59.3 million, or 211.0%, primarily as a result of auto loans originated through our indirect auto lending program and purchased through our purchased auto loan program. The balance of multi-family and commercial real estate loans increased $58.9 million, or 21.3%, consisting mainly of an increase in commercial real estate loans of $50.2 million. During this period, commercial business loans and home equity loans increased $2.6 million and $844,000, respectively.

One- to four-family residential loans decreased $19.2 million, or 5.4%, as sales and normal repayment and amortization activity outpaced origination activity during the year. During the year ended December 31, 2018, we sold $21.2 million of residential loans in the secondary market. We continue to strive for origination growth from our HLC with the intention of retaining in our portfolio originations of one- to four-family residential loans in order to meet our loan growth objectives while selling off excess production into the secondary market; however, the growth expectations of our HLC have not been as robust as originally anticipated. We continue to strive to change the mix of earning assets away from one- to four-family residential loans but intend to continue to focus on the origination of these types of loans in order expand our noninterest income through gain on sales.

Construction and land loans decreased $17.0 million, or 23.9%, to $54.1 million at December 31, 2018 from $71.1 million at December 31, 2017. There were $57.0 million in undisbursed construction commitments at December 31, 2018 compared to $59.4 million at December 31, 2017. Undisbursed construction commitments at December 31, 2018 included $18.0 million of mainly custom one- to four-family residential construction located primarily in the North Olympic Peninsula; $28.0 million multi-family construction located in the Puget Sound region; and $11.0 million commercial real estate construction located in the Puget Sound Region consisting of $1.9 million of speculative construction, and $837,000 of other commercial real estate. Our construction loans are geographically disbursed throughout the state of Washington, and we manage our construction lending by utilizing the assistance of a licensed third party vendor.

During the year ended December 31, 2018, the Company originated $253.4 million of loans, of which $163.4 million, or 64.5%, were originated in the Puget Sound region, $85.6 million, or 33.8%, in the North Olympic Peninsula region, and $4.3 million, or 1.7%, in other areas in Washington.

Our allowance for loan losses increased $773,000, or 8.8%, to $9.5 million at December 31, 2018 from $8.8 million at December 31, 2017, and the allowance for loan losses as a percentage of total loans was 1.1% at both December 31, 2018 and 2017. There was no material change in our allowance for loan losses as a percentage of total loans during the year ended December 31, 2018 as our asset quality has remained stable. We believe our allowance for loan losses is adequate, with normal fluctuations in the balance of nonperforming assets and other credit quality measures expected as we increase the balance of our loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Real Estate:
One- to four-family	$336,178	$355,391
Multi-family	82,331	73,767
Commercial real estate	253,235	202,956
Construction and land	54,102	71,145
Total real estate loans	725,846	703,259

Consumer:
Home equity	37,629	38,473
Auto and other consumer	87,357	28,106
Total consumer loans	124,986	66,579

Commercial business loans	18,898	16,303

Total loans	869,730	786,141
Less:
Net deferred loan fees	292	724
Premium on purchased loans, net	(3,947)	(2,454)
Allowance for loan losses	9,533	8,760
Total loans receivable, net	$863,852	$779,111

Nonperforming loans increased $188,000, or 12.2%, during the year ended December 31, 2018. This increase was mainly the result of increases in nonperforming auto and other consumer loans of $186,000 and commercial business loans of $173,000, partially offset by a decrease in nonperforming commercial real estate loans of $245,000. Increased nonperforming loans in auto and other consumer loans is mainly attributable to growth in loans originated as part of our indirect auto lending program, which has resulted in a higher number of loan defaults as compared to the prior year. We had a nonperforming commercial business loan at December 31, 2018 that has been subsequently paid down during the first quarter of 2019. Nonperforming loans to total loans was 0.2% at both December 31, 2018 and December 31, 2017. Real estate owned and repossessed assets increased $101,000, or 439.1%, to $124,000 at December 31, 2018, from $23,000 at December 31, 2017. The allowance for loan losses as a percentage of nonperforming loans decreased to 553.3% at December 31, 2017 from 570.7% at December 31, 2017 as result of the increase in nonperforming loans.

At December 31, 2018, there were $3.7 million in restructured loans, of which substantially all were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, decreased by $3.3 million, or 49.3%, to $3.4 million at December 31, 2018, from $6.7 million at December 31, 2017. The change in classified loans was mainly the result of a decrease in substandard commercial real estate loans as the Bank continued to work with its borrowers to assure satisfactory repayment.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	December 31, 2018	December 31, 2017
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$759	$681
Commercial real estate	133	378
Construction and land	44	52
Total real estate loans	936	1,111

Commercial business loans:	173	—

Consumer loans:
Home equity	369	365
Other	245	59
Total consumer loans	614	424

Total nonaccruing loans	1,723	1,535

Real estate owned:
One- to four-family	—	—
Commercial real estate	72	—
Construction and land	—	—
Total real estate owned	72	—

Repossessed automobiles and recreational vehicles	52	23

Total nonperforming assets	$1,847	$1,558

TDR loans:
One- to four-family	$2,442	$3,341
Multi-family	110	115
Commercial real estate	663	910
Total real estate loans	3,215	4,366

Home equity	258	270
Commercial business	272	283
Total restructured loans	$3,745	$4,919

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$84	$393

Total investment securities decreased $33.9 million, or 10.0%, to $306.5 million at December 31, 2018, from $340.4 million at December 31, 2017, primarily as a result of sales, prepayment activity, and normal amortization, partially offset by new investment purchases during the year. The average repricing term of our investment securities portfolio was estimated at 3.7 years as of December 31, 2018, as compared to 3.5 years as of December 31, 2017. We anticipate the investment portfolio will continue to provide additional interest income, as well as a source of liquidity to fund loan growth and a means with which to manage interest rate risk.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $185.3 million at December 31, 2018, a decrease of $15.6 million, or 7.8%, from $200.9 million at December 31, 2017. Other investment securities, including municipal bonds and other asset-backed securities, were $121.1 million at December 31, 2018, a decrease of $18.4 million, or 13.2% from $139.5 million at December 31, 2017. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.0 years and

5.3 years as of December 31, 2018 and December 31, 2017, respectively, based on the interest rate environment at those times. At December 31, 2018, the investment portfolio contained 91.5% of amortizing securities, compared to 85.0% at December 31, 2017, and the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We continue to focus on growing our loan portfolio and improving our earning asset mix over the long term, as evidenced by the decrease in investment securities and increase in net loans receivable during the year; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liabilities. Total liabilities increased $47.9 million, or 4.6%, to $1.1 billion at December 31, 2018, from $1.0 billion at December 31, 2017, primarily due to increases in deposits. Borrowings decreased $7.5 million or 5.2%, to $136.6 million at December 31, 2018 from $144.1 million at December 31, 2017. At December 31, 2018, we had $60.0 million of long term FHLB advances and $76.6 million in short term advances maturing in three months or less.

Deposit account balances increased $55.3 million, or 6.2%, to $940.3 million at December 31, 2018, from $885.0 million at December 31, 2017. Transaction, savings, and money market account deposits increased $33.1 million, or 5.1%, to $678.9 million at December 31, 2018 from $645.8 million at December 31, 2017. Certificates of deposit increased $22.1 million, or 9.2%, during this period. Deposit account increases were the result of increases in consumer and commercial deposit account balances of $32.9 million and $22.3 million, respectively, during the year, as we continued to develop customer relationships throughout all our market areas.

Equity. Total shareholders' equity decreased $4.7 million, or 2.7%, to $172.3 million at December 31, 2018, from $177.0 million at December 31, 2017. This decrease during the year resulted from a decrease of $10.0 million related to our repurchase of shares, a decrease of $3.2 million due to the change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax, and dividends paid of $335,000. These decreases were partially offset by net income of $7.1 million and an increase of $1.6 million related to our stock-based compensation plans. During the year ended December 31, 2018, we repurchased 623,813 shares of common stock at an average cost of $16.03 per share, pursuant to the Company's stock repurchase plan.

Comparison of Results of Operations for the Year Ended December 31, 2018 and Twelve Months Ended December 31, 2017

General. The Company changed its fiscal year end from June 30 to December 31, resulting in a six-month transition period from July 1, 2017 to December 31, 2017. Management's Discussion and Analysis for the Comparison of Results of Operations for the year ended December 31, 2018, uses the twelve months ended December 31, 2017, unaudited, for comparison purposes. Management believes this comparison of like periods is most useful to investors and other readers of this Form 10-K document, rather than a comparison of the six months ended December 31, 2017 and 2018 or a comparison of the year ended June 30, 2017 to the year ended December 31, 2018.

The following table shows the Results of Operations for the year ended December 31, 2018 and the twelve months ended December 31, 2017, as well as the six-month periods ended on those same dates.

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
		(Unaudited)	(Unaudited)
Interest income	$45,805	$39,629	$23,678	$20,286
Interest expense	9,013	6,011	5,017	3,293
Net interest income	36,792	33,618	18,661	16,993
Provision for loan losses	1,174	700	469	200
Net interest income after provision for loan losses	35,618	32,918	18,192	16,793
Noninterest income	5,919	6,455	3,032	3,055
Noninterest expense	32,857	31,584	16,284	16,147
Income before provision for income taxes	8,680	7,789	4,940	3,701
Provision for income taxes	1,575	2,851	884	2,042
Net income	$7,105	$4,938	$4,056	$1,659

Basic earnings per share	$0.69	$0.46	$0.40	$0.16

Diluted earnings per share	$0.68	$0.46	$0.40	$0.16

Basic weighted average common shares outstanding	10,331,902	10,701,020	10,201,459	10,606,798

Diluted weighted average common shares outstanding	10,434,437	10,792,607	10,263,664	10,703,081

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
		(Unaudited)	(Unaudited)
Net cash from operating activities	$13,337	$10,431	$7,124	$4,959
Net cash from investing activities	(60,725)	(158,870)	(55,218)	(117,987)
Net cash from financing activities	36,910	162,590	51,533	125,537
Net increase (decrease) in cash and cash equivalents	(10,478)	14,151	3,439	12,509
Cash and cash equivalents, beginning of period	36,801	22,650	22,884	24,292
Cash and cash equivalents, end of period	$26,323	$36,801	$26,323	$36,801

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$8,817	$5,890	$4,870	$3,176
Income taxes	1,020	1,506	770	661

	As of or For the Twelve Months Ended December 31,		As of or For the Six Months Ended December 31,
	2018	2017	2018	2017
		(Unaudited)	(Unaudited)
Selected Performance Ratios:
Return on average assets	0.58%	0.44%	0.66%	0.29%
Return on average equity	4.09	2.76	4.70	1.86
Average interest rate spread	2.98	3.02	2.97	2.96
Net interest margin (1)	3.20	3.21	3.22	3.15
Efficiency ratio (2)	76.9	78.8	75.1	80.5
Average interest-earning assets to average interest-bearing liabilities	129.3	132.6	129.8	132.1

(1) Net interest income divided by average interest-earning assets.
(2) Total noninterest expense as a percentage of net interest income and total other noninterest income.

The Company had net income for the year ended December 31, 2018 of $7.1 million, compared to net income of $4.9 million for the twelve months ended December 31, 2017, an increase of $2.2 million, or 44.9%. The increase in net income was primarily due to an increase in net interest income and a decrease in the provision for income taxes, partially offset by an increase in noninterest expense. We earned $0.69 per common and $0.68 per diluted share for year ended December 31, 2018 as compared to $0.46 per common and diluted share for the twelve months ended December 31, 2017. The increase in earnings per share year over year was the result of an increase in net income combined with lower weighted-average common shares outstanding of 10,331,902 basic and 10,434,437 diluted shares in 2018, compared to 10,701,020 basic and 10,792,607 diluted shares for the same period in 2017. The decrease in average shares year over year is due to our share repurchase program coupled with changes to our share-based compensation plans.

Net Interest Income. Net interest income increased $3.2 million to $36.8 million for the year ended December 31, 2018, from $33.6 million for the twelve months ended December 31, 2017, mainly as the result of an increase in interest income related to the increase in the average balance of loans receivable.

The net interest margin was 3.20% for the year ended December 31, 2018, and 3.21% for the twelve months ended December 31, 2017. The net interest margin remained relatively the same during the year mainly because the average cost of interest-bearing liabilities increased slightly more than the yield on interest-earning assets in 2018 as compared to 2017. The increase in the average balance of loans receivable of $97.5 million coupled with the decrease in the average balance of investment securities of $22.9 million, changed the mix of interest-earning assets favorably in 2018 as compared to 2017, which helped to mitigate our rising cost of funds during the year.

Of the $3.2 million increase in net interest income during the year ended December 31, 2018 compared to the twelve months ended December 31, 2017, $2.9 million was the result of an increase in volume and $230,000 was due to changes in rates. As noted above, loans receivable was the main contributor to the increase in net interest income with $4.2 million due to an increase in average volumes and $885,000 due to increases in rates.

The cost of average interest-bearing liabilities increased to 1.01% for the year ended December 31, 2018, compared to 0.76% for the same period last year, due primarily to higher average balances and rates paid on certificates of deposit and FHLB borrowings compared to the prior period.

Interest Income. Interest income increased $6.2 million, or 15.7%, to $45.8 million for the year ended December 31, 2018 from $39.6 million for the comparable period in 2017, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $5.1 million, to $36.4 million for the year ended December 31, 2018 from $31.3 million for the twelve months ended December 31, 2017. Average loan yields increased 11 basis points compared to the twelve months ended December 31, 2017, as we continued to increase our balance of higher yielding loans, such as commercial real estate and business loans. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities increased $936,000 to $3.8 million for the year ended December 31, 2018 compared to $2.9 million for the twelve months ended December 31, 2017, due to a $22.9 million increase in the average balance of investment securities to $125.3 million for the year ended December 31, 2018 compared to $102.4 million for the twelve months ended December 31, 2017, and an increase in average yield of 23 basis points compared to the same period in 2017. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities decreased $97,000 to $5.0 million for the year ended December 31, 2018 from $5.1 million for the twelve months ended December 31, 2017, commensurate with a decline in the average balance of 21.4 million and an increase in average yield of 23 basis points.
The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Twelve Months Ended December 31,
	2018		2017
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$819,372	4.45%	$721,871	4.34%	$5,101
Investment securities	125,259	3.06	102,390	2.83	$936
Mortgage-backed securities	186,933	2.69	208,325	2.46	$(97)
FHLB stock	6,824	4.56	5,234	2.77	$166
Interest-bearing deposits in banks	10,081	1.85	10,743	1.08	$70
Total interest-earning assets	$1,148,469	3.99%	$1,048,563	3.78%	$6,176

Interest Expense. Total interest expense increased $3.0 million, or 49.9%, to $9.0 million for the year ended December 31, 2018, compared to $6.0 million for the twelve months ended December 31, 2017, due to an increase in deposit costs of $2.0 million, or 58.9% and an increase in borrowing costs of $1.0 million. Deposit costs increased for the year ended December 31, 2018 mainly due to increasing interest rates and more customers placing deposit dollars into higher-yielding certificates of deposit. The average balance of interest-bearing deposits increased $62.1 million, or 9.0%, to $753.0 million for the year ended December 31, 2018 from $690.9 million for the twelve months ended December 31, 2017, as we continued to target growth in deposits in new and existing market areas. During the year ended December 31, 2018, the cost of certificates of deposit increased $1.3 million due to an increase in average balance of $41.2 million and an increase in the average rate paid of 33 basis points while the cost of money market accounts increased $287,000 due to an increase in the average rate paid of 10 basis points, compared to the twelve months ended December 31, 2017. During the year ended December 31, 2018, there was an increase in the average balance of savings accounts of $16.6 million and an increase in the average rate paid of 0.27%, as we offered higher priced savings accounts in expansion markets during the year. The average balance of transaction accounts increased $1.5 million compared to the prior year. The average cost of all deposit products increased to 0.71% for the year ended December 31, 2018 from 0.49% for the twelve months ended December 31, 2017, as we paid higher rates to attract new and retain existing deposit balances and customer relationships during the year. Borrowing costs increased 40.1%, due to an increase in the average balance of borrowings of $35.4 million, or 35.5%, to fund our growth coupled with an increase in the average rate paid of 9 basis points.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Twelve Months Ended December 31,
	2018		2017		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$116,386	0.32%	$99,768	0.05%	$317
Transaction accounts	113,208	0.07	111,715	0.02	56
Money market accounts	276,573	0.41	273,811	0.31	287
Certificates of deposit	246,789	1.53	205,594	1.20	1,293
Borrowings	135,157	2.71	99,788	2.62	1,049
Total interest-bearing liabilities	$888,113	1.01%	$790,676	0.76%	$3,002

Provision for Loan Losses. The provision for loan losses was $1.2 million during the year ended December 31, 2018, compared to $700,000 for the twelve months ended December 31, 2017, primarily due to the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Twelve Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$1,174	$700
Charge offs net of recoveries	(401)	(1)
Allowance for loan losses	9,533	8,760
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,723	1,535
Allowance for loan losses as a percentage of nonaccrual loans at end of period	553.3%	570.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Total loans	$869,730	$786,141

Noninterest Income. Noninterest income decreased $536,000, or 8.3%, to $5.9 million for the year ended December 31, 2018 from $6.5 million for the twelve months ended December 31, 2017, primarily due to income received from the death benefit on bank-owned life insurance in 2017 that was not present in 2018. We did see an increase in loan and deposit service fees in 2018 as compared to 2017 as we implemented new deposit account offerings to our customers and charged related service fees on those accounts, and we collected prepayment fees on certain commercial loans that paid off early during the year.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$4,167	$3,509	$658	18.8%
Mortgage servicing fees, net of amortization	188	283	(95)	(33.6)
Net gain on sale of loans	577	827	(250)	(30.2)
Net gain on sale of investment securities	77	229	(152)	(66.4)
Increase in cash surrender value of bank-owned life insurance	595	648	(53)	(8.2)
Income from death benefit on bank-owned life insurance, net	—	768	(768)	(100.0)
Other income	315	191	124	64.9
Total noninterest income	$5,919	$6,455	$(536)	(8.3)%

Noninterest Expense. Noninterest expense increased $1.3 million, or 4.1%, to $32.9 million for the year ended December 31, 2018, compared to $31.6 million for the twelve months ended December 31, 2017. Compensation and benefits increased as we continued to reward our staff and management for performance through incentive programs and sales commissions as well as provide merit and other wage increases to assure we are attracting and retaining qualified management and staff. The opening of our newest branch on Bainbridge Island, Washington, has also contributed to our increased compensation and benefits expenses as well as occupancy and equipment and other operating expenses during the year ended December 31, 2018 compared to the same period in 2017. Professional fees decreased compared to last year mainly because of the additional expense for the integrated audit performed for the six month transition period ended December 31, 2017 as a result of the Company's election to change its fiscal year from June 30 to December 31.

Other noninterest expense increased primarily as a result of increased expenses related to loan and deposit products and other organizational expenses. We expect increased noninterest expenses as we continue to grow and expand our business, in addition to ongoing increases in the cost of products and services we rely on to run our business.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Twelve Months Ended December 31,		Increase (Decrease)
	2018	2017	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$18,946	$18,325	$621	3.4%
Real estate owned and repossessed assets expense, net	52	1	51	5,100.0
Data processing	2,645	2,458	187	7.6
Occupancy and equipment	4,473	4,170	303	7.3
Supplies, postage, and telephone	890	826	64	7.7
Regulatory assessments and state taxes	625	529	96	18.1
Advertising	1,002	792	210	26.5
Professional fees	1,410	1,631	(221)	(13.5)
FDIC insurance premium	307	268	39	14.6
Other	2,507	2,584	(77)	(3.0)
Total	$32,857	$31,584	$1,273	4.0%

Provision for Income Tax. An income tax expense of $1.6 million was recorded for the year ended December 31, 2018 compared to an income tax expense of $2.9 million for the twelve months ended December 31,

2017. The decrease was mainly due to the net DTA revaluation as result of the passage of the Tax Act in December of 2017, which resulted in a $1.1 million increase to the Company's income tax expense for the twelve months ended December 31, 2017. During the year ended December 31, 2018, the Company benefited from the new lower tax rate of 21%, which also contributed to the decrease in the provision for income tax as compared to the same period in 2017.

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

Comparison of Results of Operations for the Six Months Ended December 31, 2017 and December 31, 2016

General. The Company had net income for the six months ended December 31, 2017 of $1.7 million, compared to a net income of $1.8 million for the six months ended December 31, 2016, a decrease of $180,000, or 5.6%. The decrease in net income was primarily due to the net deferred tax asset revaluation ("DTA revaluation") of $1.1 million resulting from the passage of the Tax Act and an increase in non-interest expenses of $1.8 million. While earnings were lower in 2017, we earned $0.16 per common and diluted share for both periods, a result of lower average common shares outstanding in 2017 due to our share repurchase programs, as compared to the same period in 2016. The decreases were partially offset by an increase in net interest income of $2.0 million, a decrease in the provision for loan losses of $560,000 and an increase in non-interest income of $282,000 for the six months ended December 31, 2017 as compared to the same period one year prior. Condensed financial information for the six months ended December 31, 2017 and 2016 is included in Note 1 to our audited consolidated financial statements in Item 8 of this Form 10-K.

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

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2018 and 2017. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2018	Year Ended December 31,			Twelve Months Ended December 31,			Year Ended June 30,
		2018			2017			2017
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.47%	$819,372	$36,446	4.45%	$721,871	$31,345	4.34%	$682,957	$29,274	4.29%
Investment securities	4.30	125,259	3,831	3.06	102,390	2,895	2.83	86,113	2,555	2.97
Mortgage-backed securities	2.73	186,933	5,031	2.69	208,325	5,128	2.46	210,434	4,779	2.27
FHLB dividends	4.30	6,824	311	4.56	5,234	145	2.77	4,455	126	2.83
Interest-bearing deposits in banks	0.75	10,081	186	1.85	10,743	116	1.08	11,648	70	0.60
Total interest-earning assets (2)	4.15	1,148,469	45,805	3.99%	1,048,563	39,629	3.78	995,607	36,804	3.70

Interest-bearing liabilities:
Savings accounts	0.74	$116,386	$369	0.32%	$99,768	$52	0.05%	$96,526	$42	0.04%
Transaction accounts	0.05	113,208	74	0.07	111,715	18	0.02	109,310	17	0.02
Money market accounts	0.43	276,573	1,142	0.41	273,811	855	0.31	279,295	828	0.30
Certificates of deposit	1.86	246,789	3,765	1.53	205,594	2,472	1.20	174,838	1,972	1.13
Total deposits	0.77	752,956	5,350	0.71	690,888	3,397	0.49	659,969	2,859	0.43
Borrowings	2.97	135,157	3,663	2.71	99,788	2,614	2.62	81,438	2,300	2.82
Total interest-bearing liabilities	1.05	888,113	9,013	1.01%	790,676	6,011	0.76	741,407	5,159	0.70

Net interest income			$36,792			$33,618			$31,645
Net interest rate spread	3.10			2.98			3.02			3.00
Net earning assets		$260,356			$257,887			$254,200
Net interest margin (3)	n/a			3.20			3.21			3.18
Average interest-earning assets to average interest-bearing liabilities		129.3%			132.6%			134.3%
(1) The average loans receivable, net balances include nonaccruing loans.
(2) Includes interest-bearing deposits (cash) at other financial institutions.
(3) Net interest income divided by average interest-earning assets.

	At December 31, 2017	Six Months Ended December 31,
		2017			2016			2015
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.12%	$731,949	$15,983	4.37%	$654,120	$13,912	4.25%	$501,617	$11,268	4.49%
Investment securities	2.32	124,854	1,606	2.57	92,300	1,266	2.74	130,709	1,565	2.39
Mortgage-backed securities	2.67	203,386	2,545	2.50	207,604	2,196	2.12	243,681	2,553	2.10
FHLB dividends	2.61	5,626	81	2.88	4,068	62	3.05	4,630	45	1.94
Interest-bearing deposits in banks	0.56	11,663	71	1.22	13,474	24	0.36	25,527	34	0.27
Total interest-earning assets (2)	3.57	1,077,478	20,286	3.77	971,566	17,460	3.59	906,164	15,465	3.41

Interest-bearing liabilities:
Savings accounts	0.05	$101,612	$28	0.06	$95,129	19	0.04	$89,558	19	0.04
Transaction accounts	0.01	113,129	9	0.02	107,513	8	0.01	98,502	7	0.01
Money market accounts	0.33	263,435	417	0.32	274,409	390	0.28	233,404	286	0.25
Certificates of deposit	1.27	228,665	1,427	1.25	167,151	926	1.11	146,335	699	0.96
Total deposits	0.45	706,841	1,881	0.53	644,202	1,343	0.42	567,799	1,011	0.36
Borrowings	2.13	109,091	1,412	2.59	72,391	1,098	3.03	85,831	1,397	3.26
Total interest-bearing liabilities	0.69	815,932	3,293	0.81	716,593	2,441	0.68	653,630	2,408	0.74

Net interest income			$16,993			$15,019			$13,057
Net interest rate spread	2.88			2.96			2.91			2.67
Net earning assets		$261,546			$254,973			$252,534
Net interest margin (3)	n/a			3.15			3.09			2.88
Average interest-earning assets to average interest-bearing liabilities		132.1%			135.6%			138.6%
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

	Twelve Months Ended			Six Months Ended
	December 31, 2018 vs. 2017			December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$4,216	$885	$5,101	$1,643	$428	$2,071
Investment and mortgage-backed securities	121	718	839	405	284	689
FHLB stock	44	122	166	24	(5)	19
Other(1)	(7)	77	70	(3)	50	47
Total interest-earning assets	$4,374	$1,802	$6,176	$2,069	$757	$2,826

Interest-bearing liabilities:
Savings accounts	$6	$311	$317	$—	$9	$9
Interest-bearing transaction accounts	—	56	56	—	1	1
Money market accounts	10	277	287	(20)	47	27
Certificates of deposit	487	806	1,293	341	160	501
Borrowings	927	122	1,049	555	(241)	314
Total interest-bearing liabilities	$1,430	$1,572	$3,002	$876	$(24)	$852

Net change in interest income	$2,944	$230	$3,174	$1,193	$781	$1,974

(1)    Includes interest-bearing deposits (cash) at other financial institutions.

	Year Ended			Year Ended
	June 30, 2017 vs. 2016			June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$6,423	$(840)	$5,583	$2,030	$(385)	$1,645
Investment and mortgage-backed securities	(1,560)	575	(985)	1,802	1,201	3,003
FHLB stock	(3)	25	22	(6)	98	92
Other(1)	(19)	31	12	(76)	21	(55)
Total interest-earning assets	$4,841	$(209)	$4,632	$3,750	$935	$4,685

Interest-bearing liabilities:
Savings accounts	$5	$1	$6	$(2)	$—	$(2)
Interest-bearing transaction accounts	1	2	3	4	—	4
Money market accounts	87	132	219	46	127	173
Certificates of deposit	240	222	462	105	220	325
Borrowings	(115)	(186)	(301)	(177)	(145)	(322)
Total interest-bearing liabilities	$218	$171	$389	$(24)	$202	$178

Net change in interest income	$4,623	$(380)	$4,243	$3,774	$733	$4,507

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

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Except for certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve month constant maturity treasury, or the London Interbank Offered Rate ("LIBOR"), deposit accounts typically reprice more quickly in response to changes in market interest rates because of their shorter maturities. Sharp increases in interest rates may adversely affect earnings when deposit and borrowing costs change more quickly than cash flows from fixed-rate investments and loans can be reinvested at higher rates. Typically, decreases in interest rates beneficially affect our earnings in the short term when fixed-rate interest-earning assets stay at higher interest rates longer than it takes for deposit and borrowing costs to reset lower. However, decreases in interest rates adversely affect earnings due to prepayments and refinancing associated with loans and investment securities, particularly consumer and one- to four-family residential loans and MBS securities with no prepayment restrictions, which are then reinvested into lower yielding assets, reducing interest income. In contrast, First Federal has little or no long-term ability to reduce funding costs associated with deposits and borrowings.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 to 200 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at December 31, 2018, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2018
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 300	$178,726	$(16,092)	(8.3)%	16.0%
+ 200	185,752	(9,066)	(4.7)	16.1
+ 100	191,494	(3,324)	(1.7)	16.2
0	194,818	—	—	16.0
- 100	178,755	(16,063)	(8.2)	14.3
- 200	145,991	(48,827)	(25.1)	11.5%

Using the same assumptions as above, the sensitivity of our projected net interest income for the year ended December 31, 2018, is as follows:

December 31, 2018
Basis Point Change in Interest Rates	Projected Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 300	$33,039	$(6,654)	(16.8)%
+ 200	35,277	(4,416)	(11.1)
+ 100	37,454	(2,239)	(5.6)
0	39,693	—	—
- 100	39,835	142	0.4
- 200	38,609	(1,084)	(2.7)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $26.3 million, and securities classified as available-for-sale provide additional sources of liquidity with a market value of $263.0 million. We have pledged collateral to support borrowings from the FHLB of $136.6 million, and have established a borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of December 31, 2018.

At December 31, 2018, we had $625,000 in loan commitments outstanding and an additional $99.1 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2018 totaled $148.1 million, or 56.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise, and the flattening of the yield curve has meant insufficient returns to lock in rates for longer terms. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into new certificates of deposit given the current rate environment; however, should rates fall and remain at lower levels, there will likely be a shift back to more liquid money market accounts over time. If these maturing deposits are not renewed or rolled into other deposit products, however, we will be required to seek other sources of funds, which may include borrowings and brokered deposits. We also have the ability to attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits to our competitors. Depending on market conditions, we may also be required to pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.

The Company is a separate legal entity from the Bank and relies on dividends from its sole subsidiary, First Federal, and cash flows and sales of its investment portfolio for liquidity to pay its operating expenses and other financial obligations. At December 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $22.7 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At December 31, 2018, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years		After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$148,119	$99,900		$13,333	$—	$261,352
FHLB advances	91,552	45,000		—	—	136,552
Operating leases	315	597		432	1,927	3,271
Borrower taxes and insurance	1,090	—	—	—	—	1,090
Deferred compensation	38	158		46	542	784
Total contractual obligations	$241,114	$145,655		$13,811	$2,469	$403,049

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2018:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate loans	$625	$625
Unfunded commitments under lines of credit or existing loans	98,847	98,847
Standby letters of credit	223	223
Total	$99,695	$99,695

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement began to be phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2018, the conservation buffer was 1.875%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards. At December 31, 2018, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2018.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$142,018	11.5%	$49,509	4.0%	$61,887	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	142,018	17.0	37,501	4.5	54,169	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	142,018	17.0	50,002	6.0	66,669	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	151,781	18.2	66,669	8.0	83,336	10.0

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

Item 8. Financial Statements and Supplementary Data

Item 1. Financial Statements

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm	97
Consolidated Balance Sheets, December 31, 2018, December 31, 2017, and June 30, 2017	99
Consolidated Statements of Income For the Year Ended December 31, 2108, Six Months Ended December 31, 2017, and Years Ended June 30, 2017 and 2016	100
Consolidated Statements of Comprehensive Income For the Year Ended December 31, 2018, Six Months Ended December 31, 2017, and Years Ended June 30, 2017 and 2016	101
Consolidated Statements of Changes in Shareholders’ Equity For the Year Ended December 31, 2018, Six Months Ended December 31, 2017, and Years Ended June 30, 2017 and 2016	102
Consolidated Statements of Cash Flows For the Year Ended December 31, 2018, Six Months Ended December 31, 2017, and Years Ended June 30, 2017 and 2016	103
Notes to Consolidated Financial Statements	105

Report of Independent Registered Public Accounting Firm

To the Board of Directors
First Northwest Bancorp and Subsidiary
Port Angeles, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, the six months ended December 31, 2017, and each of the two years in the period ended June 30, 2017, and related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the year ended December 31, 2018, the six months ended December 31, 2017, and each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Everett, Washington
March 14, 2019

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,	June 30,
ASSETS	2018	2017	2017

Cash and due from banks	$15,430	$13,777	$14,510
Interest-bearing deposits in banks	10,893	23,024	9,782
Investment securities available for sale, at fair value	262,967	290,242	228,593
Investment securities held to maturity, at amortized cost	43,503	50,126	51,872
Loans held for sale	—	788	—
Loans receivable (net of allowance for loan losses of $9,533, $8,760, and $8,523)	863,852	779,111	726,786
Federal Home Loan Bank (FHLB) stock, at cost	6,927	7,023	4,368
Accrued interest receivable	4,048	3,745	3,020
Premises and equipment, net	15,255	13,739	13,236
Mortgage servicing rights, net	1,044	1,095	986
Bank-owned life insurance, net	29,319	28,724	28,413
Prepaid expenses and other assets	5,520	4,265	6,110

Total assets	$1,258,758	$1,215,659	$1,087,676

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$940,260	$885,032	$823,760
Borrowings	136,552	144,100	77,427
Accrued interest payable	521	325	208
Accrued expenses and other liabilities	8,071	7,929	7,417
Advances from borrowers for taxes and insurance	1,090	1,228	1,143

Total liabilities	1,086,494	1,038,614	909,955

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 11,170,018 at December 31, 2018; issued and outstanding 11,785,507 at December 31, 2017; and issued and outstanding 11,902,146 at June 30, 2017	112	118	119
Additional paid-in capital	105,825	111,106	112,058
Retained earnings	81,607	78,602	77,515
Accumulated other comprehensive (loss) income, net of tax	(4,731)	(1,573)	(434)
Unearned employee stock ownership plan (ESOP) shares	(10,549)	(11,208)	(11,537)

Total shareholders' equity	172,264	177,045	177,721

Total liabilities and shareholders' equity	$1,258,758	$1,215,659	$1,087,676

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
INTEREST INCOME
Interest and fees on loans receivable	$36,446	$15,983	$29,274	$23,691
Interest on mortgage-backed and related securities	5,031	2,545	4,779	5,223
Interest on investment securities	3,831	1,606	2,555	3,096
Interest-bearing deposits and other	186	71	70	58
FHLB dividends	311	81	126	104

Total interest income	45,805	20,286	36,804	32,172
INTEREST EXPENSE
Deposits	5,350	1,881	2,859	2,169
Borrowings	3,663	1,412	2,300	2,601

Total interest expense	9,013	3,293	5,159	4,770

Net interest income	36,792	16,993	31,645	27,402
PROVISION FOR LOAN LOSSES	1,174	200	1,260	233

Net interest income after provision for loan losses	35,618	16,793	30,385	27,169
NONINTEREST INCOME
Loan and deposit service fees	4,167	1,800	3,511	3,570
Mortgage servicing fees, net	188	170	232	255
Net gain on sale of loans	577	499	757	234
Net gain on sale of investment securities	77	229	—	1,567
Increase in cash surrender value of bank-owned life insurance, net	595	311	701	114
Income from death benefit on bank-owned life insurance, net	—	—	768	—
Other income	315	46	205	437

Total noninterest income	5,919	3,055	6,174	6,177
NONINTEREST EXPENSE
Compensation and benefits	18,946	9,042	17,245	14,523
Real estate owned and repossessed assets, net	52	37	17	(307)
Data processing	2,645	1,244	2,665	2,704
Occupancy and equipment	4,473	2,190	3,879	3,492
Supplies, postage, and telephone	890	432	714	668
Regulatory assessments and state taxes	625	259	504	485
Advertising	1,002	396	685	797
Professional fees	1,410	897	1,415	1,757
FDIC insurance premium	307	144	251	424
FHLB prepayment penalty	—	—	—	1,193
Other	2,507	1,506	2,404	2,161

Total noninterest expense	32,857	16,147	29,779	27,897

INCOME BEFORE PROVISION FOR INCOME TAXES	8,680	3,701	6,780	5,449
PROVISION FOR INCOME TAXES	1,575	2,042	1,662	1,457

NET INCOME	$7,105	$1,659	$5,118	$3,992

Basic earnings per share	$0.69	$0.16	$0.46	$0.33
Diluted earnings per share	$0.68	$0.16	$0.46	$0.33

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,	For the Six Months Ended December 31,	For the Years Ended June 30,
	2018	2017	2017	2016

NET INCOME	$7,105	$1,659	$5,118	$3,992

Other comprehensive loss, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(824), $(379), $(1,194), and $1,128, respectively	(3,119)	(716)	(2,329)	2,179
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $(11), $(78), $0, and $(533), respectively	(39)	(151)	—	(1,034)

Other comprehensive loss, net of tax	(3,158)	(867)	(2,329)	1,145

COMPREHENSIVE INCOME	$3,947	$792	$2,789	$5,137

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2016	12,676,660	$127	$122,595	$77,301	$(12,177)	$1,895	$189,741

Net income				5,118			5,118
Common stock repurchased	(1,164,514)	(12)	(11,633)	(4,904)			(16,549)
Restricted stock awards granted net of forfeitures	390,000	4	(4)				—
Other comprehensive loss, net of tax benefit						(2,329)	(2,329)
Share-based compensation			977				977
Allocation of ESOP shares			123		640		763

BALANCE, June 30, 2017	11,902,146	$119	$112,058	$77,515	$(11,537)	$(434)	$177,721

Net income				1,659			1,659
Common stock repurchased	(136,700)	(1)	(1,366)	(844)			(2,211)
Restricted stock awards granted net of forfeitures	35,600	—	—				—
Restricted stock awards canceled	(15,539)	—	(282)	—			(282)
Other comprehensive loss, net of tax benefit						(867)	(867)
Reclassification resulting from the Tax Cuts and Jobs Act of 2017				272		(272)	—
Share-based compensation			589				589
Allocation of ESOP shares			107		329		436

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				7,105			7,105
Common stock repurchased	(623,813)	(6)	(6,232)	(3,765)			(10,003)
Restricted stock awards granted net of forfeitures	26,400	—	—				—
Restricted stock awards canceled	(18,076)	—	(294)	—			(294)
Other comprehensive loss, net of tax benefit						(3,158)	(3,158)
Share-based compensation			1,053				1,053
Allocation of ESOP shares			192		659		851
Cash dividend declared and paid ($0.03 per share)				(335)			(335)

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,105	$1,659	$5,118	$3,992
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,325	579	1,239	1,121
Amortization and accretion of premiums and discounts on investments, net	1,825	881	1,067	1,441
Amortization of deferred loan fees, net	219	(105)	(29)	1
Amortization of mortgage servicing rights	256	59	234	259
Additions to mortgage servicing rights	(208)	(168)	(222)	(70)
Net increase on the valuation allowance on mortgage servicing rights	3	—	—	—
Provision for loan losses	1,174	200	1,260	233
Loss (gain) on sale of real estate owned and repossessed assets, net	—	10	(40)	(546)
Deferred federal income taxes, net	(352)	1,802	(1,153)	(907)
Allocation of ESOP shares	851	436	763	677
Share-based compensation	1,053	589	977	—
Gain on sale of loans, net	(577)	(499)	(757)	(234)
Gain on sale of securities available for sale, net	(50)	(229)	—	(1,567)
Gain on sale of securities held to maturity, net	(27)	—	—	—
Increase in cash surrender value of life insurance, net	(595)	(311)	(701)	(114)
Income from death benefit on bank-owned life insurance, net	—	—	(768)	—
Origination of loans held for sale	(22,152)	(10,977)	(32,736)	(8,570)
Proceeds from loans held for sale	23,517	10,688	34,410	7,997
Change in assets and liabilities:
Increase in accrued interest receivable	(303)	(725)	(218)	(256)
(Increase) decrease in prepaid expenses and other assets	(65)	441	428	(750)
Increase in accrued interest payable	196	117	19	(76)
Increase (decrease) in accrued expenses and other liabilities	142	512	(7,756)	7,951

Net cash from operating activities	13,337	4,959	1,135	10,582

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(63,046)	(112,512)	(41,509)	(123,194)
Proceeds from maturities, calls, and principal repayments of securities available for sale	25,447	28,467	76,459	47,481
Proceeds from sales of securities available for sale	56,683	20,550	—	109,065
Proceeds from maturities, calls, and principal repayments of securities held to maturity	6,368	1,613	3,884	5,178
Proceeds from sales of securities held to maturity	2,702	—	—	—
Redemption (purchase) of FHLB stock	96	(2,655)	35	404

(continued on following page)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016

Purchase of bank-owned life insurance	—	—	(10,000)	—
Proceeds from sale of real estate owned and repossessed assets	—	97	207	3,591
Net increase in loans receivable	(86,134)	(52,465)	(108,395)	(133,543)
Purchase of premises and equipment, net	(2,841)	(1,082)	(956)	(2,060)

Net cash from investing activities	(60,725)	(117,987)	(80,275)	(93,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$55,228	$61,272	$100,473	$76,123
Proceeds from FHLB advances	689,711	285,597	290,645	160,223
Repayment of FHLB advances	(697,259)	(218,924)	(293,890)	(169,475)
Repayment of notes payable	—	—	—	(109)
Net (decrease) increase in advances from borrowers for taxes and insurance	(138)	85	103	108
Purchase of ESOP shares	—	—	—	(1,253)
Net share settlement of stock awards	(294)	(282)	—	—
Repurchase of common stock	(10,003)	(2,211)	(16,549)	(5,501)
Dividends paid	(335)	—	—	—

Net cash from financing activities	36,910	125,537	80,782	60,116

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,478)	12,509	1,642	(22,380)

CASH AND CASH EQUIVALENTS, beginning of period	36,801	24,292	22,650	45,030

CASH AND CASH EQUIVALENTS, end of period	$26,323	$36,801	$24,292	$22,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$8,817	$3,176	$5,140	$4,846

Income taxes	$1,020	$661	$2,506	$2,086

NONCASH INVESTING ACTIVITIES
Unrealized loss on securities available for sale	$(3,993)	$(1,324)	$(3,523)	$1,740

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$45	$222	$1,352

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

Pursuant to the Plan of Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2018, First Northwest had allocated 201,026 shares from the total shares purchased to participants.

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

Change in Fiscal Year - The Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, effective December 31, 2017. As a result of this change, the consolidated financial statements include the Company's financial results for the six month transition period from July 1, 2017 to December 31, 2017. The following tables present certain comparative transition period condensed financial information for both the twelve months ended and six months ended December 31, 2018, 2017, and 2016, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended December 31,
	2017	2016

		(Unaudited)
Interest income	$20,286	$17,460
Interest expense	3,293	2,441
Net interest income	16,993	15,019
Provision for loan losses	200	760
Net interest income after provision for loan losses	16,793	14,259
Noninterest income	3,055	2,773
Noninterest expense	16,147	14,340
Income before provision for income taxes	3,701	2,692
Provision for income taxes	2,042	853
Net income	$1,659	$1,839

Basic and diluted earnings per share	$0.16	$0.16

Basic weighted average common shares outstanding	10,606,798	11,409,649

Diluted weighted average common shares outstanding	10,703,081	11,452,017

	For the Six Months Ended December 31,
	2017	2016

		(Unaudited)
Net cash from operating activities	$4,959	$(4,338)
Net cash from investing activities	(117,987)	(39,392)
Net cash from financing activities	125,537	43,729
Net increase (decrease) in cash and cash equivalents	12,509	(1)
Cash and cash equivalents, beginning of period	24,292	22,650
Cash and cash equivalents, end of period	$36,801	$22,649

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$3,176	$2,426
Income taxes	661	1,661

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities, revenues and expenses, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of impaired loans.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $9.1 million, $10.1 million and $8.8 million at December 31, 2018, December 31, 2017 and June 30, 2017, respectively. First Federal was in compliance with its reserve requirements at December 31, 2018, December 31, 2017 and June 30, 2017.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at December 31, 2018, December 31, 2017 and June 30, 2017. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

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

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2018 and 2017, First Federal’s minimum investment requirement was approximately $6.9 million and $7.0 million, respectively. First Federal was in compliance with the FHLB minimum investment requirement at December 31, 2018 and 2017. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at December 31, 2018 and 2017.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Periodically, First Federal sells mortgage loans with “life of the loan” recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2018, December 31, 2017 and June 30, 2017, was approximately $5.6 million, $5.6 million and $6.5 million, respectively. Of these loans, no loans were repurchased during the year ended December 31, 2018 or six months ended December 31, 2017, and one loan was repurchased in the amount of $100,000 during the year ended June 30, 2017. There is an associated allowance of $19,000, $25,000 and $33,000 at December 31, 2018, December 31, 2017 and June 30, 2017, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets related to these loans.

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

Dividend restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has used the exit price notion in the fair value disclosure of financial instruments in Note 14 of this report. The adoption of ASU 2016-01 did not have a material

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact on the Company’s consolidated financial statements or disclosures in the Notes to the Consolidated Financial Statements.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-KT as of December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the new transition method described in ASU 2018-11 and availed itself of practical expedients. As a lessee, the Company is party to several office leases for which the Company recorded right-of-use assets and lease liabilities at the present value of the remaining minimum rental payments of $3.9 million upon adoption of ASU 2016-02. As lessee, the Company applied the following practical expedients in the implementation ASU 2016-02: (i) to not separate non-lease components from the associated lease component as described above and (ii) to not apply the right-of-use recognition requirements to short-term leases.

Other Accounting Topics
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company will change processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. At this time, we cannot reasonably estimate the impact the implementation of this ASU will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2018, the FASB issued ASU No. 2018-16 Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12. For public companies, this would be for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company anticipates complying with these new requirements beginning with its March 31, 2019 Quarterly Report on Form 10-Q.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2018, are summarized as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$882	$—	$(13)	$869
U.S. government agency issued asset-backed securities (ABS agency)	26,125	—	(373)	25,752
Corporate issued asset-backed securities (ABS corporate)	37,897	—	(1,174)	36,723
Corporate issued debt securities (Corporate debt)	9,986	98	(196)	9,888
U.S. Small Business Administration securities (SBA)	35,936	23	(289)	35,670

Total	$110,826	$121	$(2,045)	$108,902

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$147,205	$12	$(3,762)	$143,455
Corporate issued mortgage-backed securities (MBS corporate)	10,953	—	(343)	10,610

Total	$158,158	$12	$(4,105)	$154,065

Total securities available for sale	$268,984	$133	$(6,150)	$262,967

Held to Maturity
Investment Securities
Municipal bonds	$11,919	$43	$—	$11,962
SBA	302	—	(1)	301

Total	$12,221	$43	$(1)	$12,263

Mortgage-Backed Securities
MBS agency	$31,282	$40	$(595)	$30,727

Total securities held to maturity	$43,503	$83	$(596)	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2017, are summarized as follows:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$13,058	$391	$(15)	$13,434
ABS agency	21,972	36	(238)	21,770
ABS corporate	22,823	—	(55)	22,768
Corporate debt	19,835	195	(122)	19,908
SBA	47,325	98	(149)	47,274

Total	$125,013	$720	$(579)	$125,154

Mortgage-Backed Securities
MBS agency	$146,532	$36	$(2,026)	$144,542
MBS corporate	20,721	18	(193)	20,546

Total	$167,253	$54	$(2,219)	$165,088

Total securities available for sale	$292,266	$774	$(2,798)	$290,242

Held to Maturity
Investment Securities
Municipal bonds	$13,963	$156	$—	$14,119
SBA	399	—	(4)	395

Total	$14,362	$156	$(4)	$14,514

Mortgage-Backed Securities
MBS agency	$35,764	$338	$(350)	$35,752

Total securities held to maturity	$50,126	$494	$(354)	$50,266

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2018:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(8)	$757	$(5)	$110	$(13)	$867
ABS Agency	(302)	23,286	(71)	2,466	(373)	25,752
ABS corporate	(571)	14,527	(603)	22,196	(1,174)	36,723
Corporate debt	—	—	(196)	4,791	(196)	4,791
SBA	(44)	13,400	(245)	13,089	(289)	26,489

Total	$(925)	$51,970	$(1,120)	$42,652	$(2,045)	$94,622

Mortgage-Backed Securities
MBS agency	$(28)	$17,996	$(3,734)	$120,617	$(3,762)	$138,613
MBS corporate	—	—	(343)	10,610	(343)	10,610

Total	$(28)	$17,996	$(4,077)	$131,227	$(4,105)	$149,223

Held to Maturity
Investment Securities
SBA	$(1)	$—	$—	$301	$(1)	$301

Mortgage-Backed Securities
MBS agency	$(70)	$6,241	$(525)	$18,073	$(595)	$24,314

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2017:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(3)	$116	$—	$—	$(3)	$116
Agency bonds	(52)	2,498	(72)	2,428	(124)	4,926
ABS Agency	—	—	(235)	7,647	(235)	7,647
ABS Corporate	—	—	(108)	9,813	(108)	9,813
SBA	(53)	8,405	—	—	(53)	8,405
Total	$(108)	$11,019	$(415)	$19,888	$(523)	$30,907

Mortgage-Backed Securities
MBS agency	$(968)	$102,738	$(86)	$4,978	$(1,054)	$107,716
MBS corporate	(81)	6,894	—	—	(81)	6,894
Total	$(1,049)	$109,632	$(86)	$4,978	$(1,135)	$114,610

Held to Maturity
Investment Securities
Municipal bonds	$(1)	$261	$—	$—	$(1)	$261

Mortgage-Backed Securities
MBS agency	$(121)	$18,522	$(1)	$597	$(122)	$19,119

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2018, there were 69 investment securities with $6.7 million of unrealized losses and a fair value of approximately $268.5 million. At December 31, 2017, there were 63 investment securities with $3.2 million of unrealized losses and a fair value of approximately $233.2 million. At June 30, 2017, there were 42 investment securities with $1.8 million of unrealized losses and a fair value of approximately $164.9 million.

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

There were no OTTI losses during the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017 and 2016.

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

	December 31, 2018
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,204	7,089	578	569
Due after five through ten years	11,862	11,637	2,035	1,978
Due after ten years	139,092	135,339	28,669	28,180

Total mortgage-backed securities	158,158	154,065	31,282	30,727

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	734	741
Due after five through ten years	19,564	19,362	6,728	6,743
Due after ten years	91,262	89,540	4,759	4,779

Total all other investment securities	110,826	108,902	12,221	12,263

Total investment securities	$268,984	$262,967	$43,503	$42,990

	December 31, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,363	7,260	1,957	1,973
Due after five through ten years	13,337	13,127	2,835	2,792
Due after ten years	146,553	144,701	30,972	30,987

Total mortgage-backed securities	167,253	165,088	35,764	35,752

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	4,388	4,380	—	—
Due after five through ten years	29,482	29,661	9,491	9,574
Due after ten years	91,143	91,113	4,871	4,940

Total all other investment securities	125,013	125,154	14,362	14,514

Total investment securities	$292,266	$290,242	$50,126	$50,266

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	—	—	2,518	2,550
Due after five through ten years	19,009	18,919	3,260	3,233
Due after ten years	151,695	150,886	31,531	31,970

Total mortgage-backed securities	170,704	169,805	37,309	37,753

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,890	6,848	—	—
Due after five through ten years	22,042	22,124	9,637	9,817
Due after ten years	29,657	29,816	4,926	5,051

Total all other investment securities	58,589	58,788	14,563	14,868

Total investment securities	$229,293	$228,593	$51,872	$52,621

Sales of available-for-sale securities were as follows:

	For the Year Ended	For the Six Months Ended	Year Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Proceeds	$56,683	$20,550	$—	$109,065
Gross gains	233	362	—	1,727
Gross losses	(183)	(133)	—	(160)

During the year ended December 31, 2018, the Bank sold certain held to maturity investments that had substantially reached maturity, allowing us to sell the securities without tainting the remaining held to maturity securities portfolio. The held-to-maturity designation of the remaining securities is unchanged. Gross proceeds on the sale of these securities totaled $2.7 million with gross realized gains and losses of $32,000 and $5,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Real Estate:
One- to four-family	$336,178	$355,391	$328,243
Multi-family	82,331	73,767	58,101
Commercial real estate	253,235	202,956	202,038
Construction and land	54,102	71,145	71,630
Total real estate loans	725,846	703,259	660,012

Consumer:
Home equity	37,629	38,473	35,869
Auto and other consumer	87,357	28,106	21,043
Total consumer loans	124,986	66,579	56,912

Commercial business loans	18,898	16,303	17,073

Total loans	869,730	786,141	733,997

Less:
Net deferred loan fees	292	724	904
Premium on purchased loans, net	(3,947)	(2,454)	(2,216)
Allowance for loan losses	9,533	8,760	8,523

Total loans receivable, net	$863,852	$779,111	$726,786

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Adjustable-rate loans
Due within one year	$84,284	$78,675	$109,039
After one but within five years	263,118	221,664	213,265
After five but within ten years	59,922	114,880	90,873
After ten years	5,202	1,223	5,299
	412,526	416,442	418,476
Fixed-rate loans
Due within one year	1,698	9,475	7,632
After one but within five years	83,407	37,838	34,436
After five but within ten years	120,094	87,786	58,360
After ten years	252,005	234,600	215,093
	457,204	369,699	315,521
	$869,730	$786,141	$733,997

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended December 31, 2018
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for loan losses	249	114	442	(65)	(332)	1,315	68	(617)	1,174
Charge-offs	(18)	—	—	—	—	(638)	—	—	(656)
Recoveries	5	—	—	2	25	222	1	—	255
Ending balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2018
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
General reserve	3,262	761	2,281	584	474	1,552	168	175	9,257
Specific reserve	35	1	8	1	6	59	166	—	276

Total loans	$336,178	$82,331	$253,235	$54,102	$37,629	$87,357	$18,898	$—	$869,730
General reserves (1)	333,062	82,221	251,263	54,058	37,002	87,113	18,453	—	863,172
Specific reserves (2)	3,116	110	1,972	44	627	244	445	—	6,558

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2017
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
Provision for loan losses	(112)	137	112	(36)	(6)	231	(904)	778	200
Charge-offs	—	—	—	—	(47)	(159)	—	—	(206)
Recoveries	102	—	—	1	22	117	1	—	243
Ending balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760

	At December 31, 2017
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
General reserve	3,014	647	1,719	647	779	703	262	792	8,563
Specific reserve	47	1	128	1	8	9	3	—	197

Total loans	$355,391	$73,767	$202,956	$71,145	$38,473	$28,106	$16,303	$—	$786,141
General reserves (1)	351,545	73,652	201,885	71,093	37,838	28,047	16,020	—	780,080
Specific reserves (2)	3,846	115	1,071	52	635	59	283	—	6,061

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended June 30, 2017
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239
Provision for loan losses	(34)	170	467	82	(90)	376	836	(547)	1,260
Charge-offs	—	—	—	—	(81)	(252)	(5)	—	(338)
Recoveries	113	—	—	2	156	89	2	—	362
Ending balance	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523

	At June 30, 2017
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,071	$511	$1,735	$683	$818	$523	$1,168	$14	$8,523
General reserve	2,988	510	1,718	682	797	501	961	14	8,171
Specific reserve	83	1	17	1	21	22	207	—	352

Total loans	$328,243	$58,101	$202,038	$71,630	$35,869	$21,043	$17,073	$—	$733,997
General reserves (1)	323,592	57,983	200,467	71,602	35,160	21,021	16,784	—	726,609
Specific reserves (2)	4,651	118	1,571	28	709	22	289	—	7,388

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended June 30, 2016
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,143	$251	$998	$336	$1,052	$321	$251	$759	$7,111
Provision for loan losses	(140)	90	288	247	(205)	102	49	(198)	233
Charge-offs	(75)	—	(18)	(17)	(77)	(172)	(7)	—	(366)
Recoveries	64	—	—	33	63	59	42	—	261
Ending balance	$2,992	$341	$1,268	$599	$833	$310	$335	$561	$7,239

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$306	$339	$—	$381	$15
Multi-family	—	—	—	—	—
Commercial real estate	1,308	1,374	—	1,942	47
Construction and land	—	1	—	1,243	—
Home equity	330	478	—	349	12
Other consumer	—	276	—	—	14
Commercial business	—	3	—	—	—
Total	1,944	2,471	—	3,915	88

With an allowance recorded:
One- to four-family	2,810	3,085	35	3,016	181
Multi-family	110	110	1	113	6
Commercial real estate	664	663	8	738	35
Construction and land	44	71	1	66	5
Home equity	297	364	6	275	22
Other consumer	244	244	59	126	8
Commercial business	445	445	166	777	64
Total	4,614	4,982	276	5,111	321

Total impaired loans:
One- to four-family	3,116	3,424	35	3,397	196
Multi-family	110	110	1	113	6
Commercial real estate	1,972	2,037	8	2,680	82
Construction and land	44	72	1	1,309	5
Home equity	627	842	6	624	34
Other consumer	244	520	59	126	22
Commercial business	445	448	166	777	64
Total	$6,558	$7,453	$276	$9,026	$409

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the period shown:

	Year Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$2,178	$69
Multi-family	284	—
Commercial real estate	325	12
Construction and land	14	—
Home equity	186	7
Other consumer	3	3
Commercial business	19	—
Total	3,009	91

With an allowance recorded:
One- to four-family	3,928	200
Multi-family	166	6
Commercial real estate	1,098	69
Construction and land	141	9
Home equity	503	31
Other consumer	149	9
Commercial business	367	22
Total	6,352	346

Total impaired loans:
One- to four-family	6,106	269
Multi-family	450	6
Commercial real estate	1,423	81
Construction and land	155	9
Home equity	689	38
Other consumer	152	12
Commercial business	386	22
Total	$9,361	$437

Interest income recognized on a cash basis on impaired loans for the year ended December 31, 2018, the six months ended December 31, 2017, and the years ended June 30, 2017 and 2016 was $371,000 $135,000, $313,000, and $376,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
One- to four-family	$759	$681	$1,042
Commercial real estate	133	378	426
Construction and land	44	52	28
Home equity	369	365	398
Other consumer	245	59	21
Commercial business loans	173	—	—

Total nonaccrual loans	$1,723	$1,535	$1,915

Past due loans - There were no loans past due 90 days or more and still accruing interest at December 31, 2018, December 31, 2017, and June 30, 2017.

The following table presents the recorded investment of past due loans, by class, as of December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$289	$176	$164	$629	$335,549	$336,178
Multi-family	—	—	—	—	82,331	82,331
Commercial real estate	—	—	—	—	253,235	253,235
Construction and land	35	14	31	80	54,022	54,102
Total real estate loans	324	190	195	709	725,137	725,846

Consumer:
Home equity	97	30	9	136	37,493	37,629
Other consumer	471	92	—	563	86,794	87,357
Total consumer loans	568	122	9	699	124,287	124,986

Commercial business loans	923	—	—	923	17,975	18,898

Total loans	$1,815	$312	$204	$2,331	$867,399	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of past due loans, by class, as of December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$213	$—	$231	$444	$354,947	$355,391
Multi-family	—	—	—	—	73,767	73,767
Commercial real estate	91	—	—	91	202,865	202,956
Construction and land	1,187	—	19	1,206	69,939	71,145
Total real estate loans	1,491	—	250	1,741	701,518	703,259

Consumer:
Home equity	383	78	—	461	38,012	38,473
Other consumer	77	30	—	107	27,999	28,106
Total consumer loans	460	108	—	568	66,011	66,579

Commercial business loans	648	—	—	648	15,655	16,303

Total loans	$2,599	$108	$250	$2,957	$783,184	$786,141

The following table presents the recorded investment of past due loans, by class, as of June 30, 2017:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$—	$206	$—	$206	$328,037	$328,243
Multi-family	—	—	—	—	58,101	58,101
Commercial real estate	—	—	—	—	202,038	202,038
Construction and land	—	34	20	54	71,576	71,630
Total real estate loans	—	240	20	260	659,752	660,012

Consumer:
Home equity	21	294	10	325	35,544	35,869
Other consumer	28	73	—	101	20,942	21,043
Total consumer loans	49	367	10	426	56,486	56,912

Commercial business loans	—	—	—	—	17,073	17,073

Total loans	$49	$607	$30	$686	$733,311	$733,997

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table represents the internally assigned grade as of December 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$330,476	$3,767	$957	$978	$336,178
Multi-family	82,221	—	110	—	82,331
Commercial real estate	244,919	6,281	663	1,372	253,235
Construction and land	51,480	2,578	—	44	54,102
Total real estate loans	709,096	12,626	1,730	2,394	725,846

Consumer:
Home equity	36,559	465	123	482	37,629
Other consumer	85,579	1,310	151	317	87,357
Total consumer loans	122,138	1,775	274	799	124,986

Commercial business loans	16,520	1,733	472	173	18,898

Total loans	$847,754	$16,134	$2,476	$3,366	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of December 31, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$348,273	$4,134	$1,580	$1,404	$355,391
Multi-family	71,535	2,117	115	—	73,767
Commercial real estate	188,251	9,893	964	3,848	202,956
Construction and land	59,360	8,040	3,662	83	71,145
Total real estate loans	667,419	24,184	6,321	5,335	703,259

Consumer:
Home equity	37,502	323	93	555	38,473
Other consumer	27,646	202	146	112	28,106
Total consumer loans	65,148	525	239	667	66,579

Commercial business loans	14,230	653	772	648	16,303

Total loans	$746,797	$25,362	$7,332	$6,650	$786,141

The following table represents the internally assigned grade as of June 30, 2017, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$321,596	$3,680	$1,153	$1,814	$328,243
Multi-family	56,103	1,880	118	—	58,101
Commercial real estate	188,956	10,243	2,232	607	202,038
Construction and land	65,175	2,197	4,161	97	71,630
Total real estate loans	631,830	18,000	7,664	2,518	660,012

Consumer:
Home equity	34,913	215	57	684	35,869
Other consumer	20,676	159	173	35	21,043
Total consumer loans	55,589	374	230	719	56,912

Commercial business loans	14,143	1,464	1,451	15	17,073

Total loans	$701,562	$19,838	$9,345	$3,252	$733,997

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$759	$335,419	$336,178
Multi-family	—	82,331	82,331
Commercial real estate	133	253,102	253,235
Construction and land	44	54,058	54,102

Consumer:
Home equity	369	37,260	37,629
Auto and other consumer	245	87,112	87,357

Commercial business loans	173	18,725	18,898

Total loans	$1,723	$868,007	$869,730

The following table represents the credit risk profile based on payment activity as of December 31, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$681	$354,710	$355,391
Multi-family	—	73,767	73,767
Commercial real estate	378	202,578	202,956
Construction and land	52	71,093	71,145

Consumer:
Home equity	365	38,108	38,473
Other consumer	59	28,047	28,106

Commercial business loans	—	16,303	16,303

Total loans	$1,535	$784,606	$786,141

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of June 30, 2017, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$1,042	$327,201	$328,243
Multi-family	—	58,101	58,101
Commercial real estate	426	201,612	202,038
Construction and land	28	71,602	71,630

Consumer:
Home equity	398	35,471	35,869
Other consumer	21	21,022	21,043

Commercial business loans	—	17,073	17,073

Total loans	$1,915	$732,082	$733,997

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Total TDR loans	$3,745	$4,919	$6,145
Allowance for loan losses related to TDR loans	43	182	315
Total nonaccrual TDR loans	84	393	673

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended December 31, 2018, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$—	$—	$229	$229

	3	$—	$—	$229	$229
Post-modification outstanding recorded investment
One- to four-family	3	$—	$—	$228	$228

	3	$—	$—	$228	$228

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended December 31, 2018.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	2	$—	$—	$140	$140

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

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2017, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	3	$95	$89	$244	$428
Commercial real estate	1	—	—	134	134

	3	$95	$89	$378	$562
Post-modification outstanding recorded investment
One- to four-family	3	$92	$87	$236	$415
Commercial real estate	1	—	—	129	129

	4	$92	$87	$365	$544

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2017.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$50	$50

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended June 30, 2016, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	6	$19	$—	$481	$500

	6	$19	$—	$481	$500
Post-modification outstanding recorded investment
One- to four-family	4	$18	$—	$484	$502

	4	$18	$—	$484	$502

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended June 30, 2016.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$86	$86

No additional funds are committed to be advanced in connection with TDR loans at December 31, 2018.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2018			December 31, 2017
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$2,358	$84	$2,442	$3,165	$176	$3,341
Multi-family	110	—	110	115	—	115
Commercial real estate	663	—	663	693	217	910
Home equity	258	—	258	270	—	270
Commercial business loans	272	—	272	283	—	283

Total TDR loans	$3,661	$84	$3,745	$4,526	$393	$4,919

	June 30, 2017
	Accrual	Nonaccrual	Total

One- to four-family	$3,608	$421	$4,029
Multi-family	118	—	118
Commercial real estate	1,145	252	1,397
Home equity	312	—	312
Commercial business loans	289	—	289

Total TDR loans	$5,472	$673	$6,145

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Real Estate Owned and Repossessed Assets

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	For the Year Ended	For the Six Months Ended	Year Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Beginning balance	$23	$104	$81	$1,914
Loans transferred to foreclosed assets	276	45	222	1,352
Sales	(146)	(97)	(207)	(3,591)
Market value adjustments	(3)	(19)	(32)	(140)
Net (loss) gain on sales	(26)	(10)	40	546
Ending balance	$124	$23	$104	$81

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
One- to four-family residential properties	$—	$—	$86
Land	72	—	—
Personal property	52	23	18

	$124	$23	$104

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Land	$2,560	$2,560	$2,560
Buildings	6,075	6,074	6,074
Building improvements	11,985	8,971	8,928
Furniture, fixtures, and equipment	7,446	7,109	7,348
Software	1,507	1,464	1,447
Automobiles	81	81	81
Construction in progress	9	988	75
	29,663	27,247	26,513
Less accumulated depreciation and amortization	(14,408)	(13,508)	(13,277)
	$15,255	$13,739	$13,236

Depreciation expense was $1.3 million, $579,000, $1.2 million, and $1.1 million for the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017 and 2016, respectively.

Rent expense for buildings were $476,000, $219,000, $305,000, and $144,000 for the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017 and 2016, respectively.

Operating lease commitments - The Bank has lease agreements with unaffiliated parties for six locations. The lease terms for our four branches and two loan production offices are not individually material. Lease expirations range from one to twenty years.

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31,
Twelve-month period ending:	(In thousands)
2019	$315
2020	311
2021	286
2022	214
2023	218
Thereafter	1,927
Total minimum payments required	$3,271

Note 6 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $175.5 million, $186.1 million, and $176.3 million at December 31, 2018, December 31, 2017, and June 30, 2017, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage servicing rights for the periods shown are as follows:

	For the Year Ended	For the Six Months Ended	Year Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Balance at beginning of period	$1,095	$986	$998	$1,187
Additions	208	168	222	70
Amortization	(256)	(59)	(234)	(259)
Valuation allowance	(3)	—	—	—

Balance at end of period	$1,044	$1,095	$986	$998

There was no valuation allowance for mortgage servicing rights for the six months ended December 31, 2017, and years ended June 30, 2017, and 2016, respectively.

The key economic assumptions used in determining the fair value of mortgage servicing rights for the periods shown are as follows:

	For the Year Ended	For the Six Months Ended	Year Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016

Constant prepayment rate	15.4%	12.9%	12.6%	11.0%
Weighted-average life (years)	5.5	5.4	5.7	5.8
Yield to maturity discount	10.5%	9.9%	9.8%	9.3%

The fair values of mortgage servicing rights are approximately $1.5 million, $1.7 million, and $1.6 million at December 31, 2018, December 31, 2017, and June 30, 2017, respectively.

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended	For the Six Months Ended	Year Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Servicing fees	$454	$228	$464	$502
Late fees	15	7	17	18

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits

The aggregate amount of time deposits that meet or exceed the FDIC insured limit, currently $250,000, at December 31, 2018, December 31, 2017, and June 30, 2017, was $107.0 million, $82.3 million, and $68.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2018		December 31, 2017		June 30, 2017
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Savings	$143,412	0.74%	$103,243	0.05%	$98,894	0.06%
Transaction accounts	262,152	0.05%	272,484	0.01%	245,889	0.01%
Money market accounts	273,344	0.43%	270,052	0.33%	267,503	0.31%
Certificates of deposit and jumbo certificates	261,352	1.86%	239,253	1.27%	211,474	1.19%

	$940,260	0.77%	$885,032	0.45%	$823,760	0.42%

Maturities of certificates at the dates indicated are as follows:

December 31, 2018
(In thousands)
Within one year or less	$148,119
After one year through two years	78,966
After two years through three years	20,934
After three years through four years	6,759
After four years through five years	6,574
After five years	—

$261,352

Deposits at December 31, 2018, December 31, 2017, and June 30, 2017, include $80.0 million, $56.2 million, and $54.5 million, respectively, in public fund deposits. Investment securities with a carrying value of $47.6 million, $41.0 million, and $41.8 million were pledged as collateral for these deposits at December 31, 2018, December 31, 2017, and June 30, 2017, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Savings	$369	$28	$42	$36
Transaction accounts	74	9	17	14
Money market accounts	1,142	417	828	609
Certificates of deposit and jumbo certificates	3,765	1,427	1,972	1,510
	$5,350	$1,881	$2,859	$2,169

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Borrowings

First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. First Federal periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $339.2 million, $342.0 million; and $334.9 million, and investment securities with a carrying value of $1.2 million, $2.7 million, and $3.4 million, at December 31, 2018, December 31, 2017, and June 30, 2017, respectively, pledged as collateral.

FHLB advances outstanding by type of advance were as follows:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Long-term advances	$60,000	$60,000	$60,000
Short-term fixed-rate advances	25,000	84,100	—
Overnight variable-rate advances	51,552	—	17,427

The maximum and average outstanding balances and average interest rates on overnight variable-rate advances were as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(Dollars in thousands)
Maximum outstanding at any month-end	$110,723	$62,960	$47,338	$50,233
Monthly average outstanding	47,049	42,329	24,208	11,200
Weighted-average daily interest rates
Annual	2.10%	1.38%	0.79%	0.35%
Period End	2.58%	1.54%	1.28%	0.42%
Interest expense during the period	933	284	192	42

The maximum and average outstanding balances and average interest rates on short-term, fixed-rate advances were as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(Dollars in thousands)
Maximum outstanding at any month-end	$72,600	$84,100	$—	$—
Monthly average outstanding	27,658	14,017	—	—
Weighted-average daily interest rates
Annual	1.76%	0.26%	—%	—%
Period End	2.48%	1.54%	—%	—%
Interest expense during the period	626	61	—	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2018		December 31, 2017
	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount
	(In thousands)
Within one year or less	2.71%	$15,000	—%	$—
After one year through two years	3.78	25,000	2.71	15,000
After two years through three years	3.81	20,000	3.78	35,000
After three years through four years	—	—	3.82	10,000
After four years through five years	—	—	—	—
After five years	—	—	—	—
		$60,000		$60,000

June 30, 2017
	Weighted-Average Interest Rate	Amount
(In thousands)
Within one year or less	—%	$—
After one year through two years	—	—
After two years through three years	3.24	30,000
After three years through four years	3.80	30,000
After four years through five years	—	—
After five years	—	—
$60,000

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Maximum outstanding at any month-end	$60,000	$60,000	$60,000	$89,924
Monthly average outstanding	60,000	60,000	60,000	75,808
Weighted-average interest rates
Annual	3.52%	3.52%	3.52%	3.35%
Period End	3.52%	3.52%	3.52%	3.52%
Interest expense during the period	2,104	1,067	2,108	2,559

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Federal Taxes on Income

The provision (benefit) for income taxes for the periods shown is summarized as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Current	$1,927	$240	$2,815	$2,364
Deferred	(352)	1,802	(1,153)	(907)
	$1,575	$2,042	$1,662	$1,457

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2018, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Income taxes computed at statutory rates	$1,823	$1,258	$2,305	$1,853
Tax credits	—	(157)	(78)	—
Tax-exempt income	(84)	(138)	(320)	(358)
Bank-owned life insurance income	(125)	(106)	(499)	(39)
Deferred tax asset valuation allowance	(1)	52	—	—
Adjustment of deferred tax assets and liabilities for enacted change in tax laws	—	1,092	—	—
Other, net	(38)	41	254	1
	$1,575	$2,042	$1,662	$1,457

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

During the year ended June 30, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. At December 31, 2018, the balance of the contribution carryforward totaled $7.2 million. The contribution carryforward will expire in 2019. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $1.2 million and $1.2 million, at December 31, 2018 and 2017, respectively, the reduction of which predominantly relates to the change in corporate tax rate.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2018 and 2017. During the year ended December 31, 2018 and six months ended December 31, 2017, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2015.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,049	$1,888	$2,957
Unrealized loss on securities available for sale	1,264	425	238
Accrued compensation	397	284	952
Nonaccrual loans	4	4	6
ESOP timing differences	195	138	111
Restricted stock awards	134	124	332
Deferred investment loss	—	16	—
Contribution carryforward	1,515	1,639	2,716
Total deferred tax assets	5,558	4,518	7,312

Deferred tax liabilities
Deferred loan fees	436	440	474
FHLB stock dividends	488	495	801
Accumulated depreciation	734	763	1,249
Deferred investment gain	14	—	11
Other, net	23	85	24
Total deferred tax liabilities	1,695	1,783	2,559
Deferred tax asset, net	3,863	2,735	4,753

Deferred tax asset valuation allowance	(1,224)	(1,225)	(1,898)

Deferred tax asset, net of valuation allowance	$2,639	$1,510	$2,855

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2018	2017	2016
Source	Valuation Report	Valuation Report	Valuation Report
Our plan	112.5%	113.1%	106.3%
There was no change to the funded status of the plan as of December 31, 2018. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the periods shown were:

Year Ended		Six Months Ended		Years Ended
December 31, 2018		December 31, 2017		December 31, 2017		June 30, 2017
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount	Date Paid	Date Paid
(In thousands)
12/31/2018	$386	12/13/2017	$400	10/12/2016	$75	10/14/2015	$74
				12/19/2016	524	1/4/2016	425

	$386		$400		$599		$499

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the board of directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2018, was $784,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

First Federal maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $245,000, $110,000, $177,000, and $159,000 during the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017, and 2016, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2018, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000, $835,000, and $810,000, were made by the ESOP during the years ended December 31, 2018, and June 30, 2017, and 2016, respectively. No payment was made during the six months ended December 31, 2017.

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

Compensation expense related to the ESOP for the year ended December 31, 2018, six months ended December 31, 2017,and years ended June 30, 2017 and 2016, was $851,000, $436,000, and $763,000 and $677,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2018	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Allocated shares	201,026	148,137	121,695
Unallocated shares	847,003	899,892	926,334

Total ESOP shares issued	1,048,029	1,048,029	1,048,029

Fair value of unallocated shares	$12,561	$14,668	$14,608

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

During the year ended December 31, 2018, 65,000 shares of restricted stock were awarded and no stock options were granted. There were 50,000 shares of restricted stock awarded during the six months ended December 31, 2017, and no stock options were granted. There were 402,500 shares awards during the year ended June 30, 2017, and no stock options were granted. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017 and 2016, total compensation expense for the EIP was $1.1 million, $589,000, $977,000, and $0, respectively.

Included in the above compensation expense for the year ended December 31, 2018, six months ended December 31, 2017, and years ended June 30, 2017and 2016, was directors' compensation of $343,000, $174,000, $383,000, and $0, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Year Ended
	December 31, 2018
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2018	347,600	$13.18
Granted	65,000	15.38
Vested	(65,324)	13.06
Canceled (1)	(18,076)	13.06
Forfeited	(38,600)	13.14

Non-vested at December 31, 2018	290,600	13.72

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of December 31, 2018, there was $3.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.3 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2018, the conservation buffer was 1.875%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of December 31, 2018, the most recent regulatory notifications categorized First Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

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

At December 31, 2018, First Federal exceeded all regulatory capital requirements. Effective with the September 30, 2018 as-of-date, First Northwest Bancorp was transitioned back to the small bank holding company filing requirements which do not require capital ratios to be reported.

Actual and required capital amounts and ratios are presented in the following table:

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018
Common equity tier 1 capital
Bank only	$142,018	17.04%	$37,501	4.50%	$54,169	6.50%

Tier 1 risk-based capital
Bank only	142,018	17.04	50,002	6.00	66,669	8.00

Total risk-based capital
Bank only	151,781	18.21	66,669	8.00	83,336	10.00

Tier 1 leverage capital
Bank only	142,018	11.47	49,509	4.00	61,887	5.00

As of December 31, 2017
Common equity tier 1 capital
Bank only	$142,756	17.95%	$35,779	4.50%	$51,681	6.50%
Consolidated company	178,578	22.38	35,905	4.50	51,863	6.50

Tier 1 risk-based capital
Bank only	142,756	17.95	47,705	6.00	63,607	8.00
Consolidated company	178,578	22.38	47,873	6.00	63,831	8.00

Total risk-based capital
Bank only	151,752	19.09	63,607	8.00	79,509	10.00
Consolidated company	187,574	23.51	63,831	8.00	79,789	10.00

Tier 1 leverage capital
Bank only	142,756	12.53	45,558	4.00	56,948	5.00
Consolidated company	178,578	15.36	46,495	4.00	58,119	5.00

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Common equity tier 1 capital
Bank only	$139,466	19.23%	$32,632	4.50%	$47,135	6.50%
Consolidated company	177,982	24.40	32,823	4.50	47,411	6.50

Tier 1 risk-based capital
Bank only	139,466	19.23	43,509	6.00	58,013	8.00
Consolidated company	177,982	24.40	43,764	6.00	58,352	8.00

Total risk-based capital
Bank only	148,167	20.43	58,013	8.00	72,516	10.00
Consolidated company	186,683	25.59	58,352	8.00	72,939	10.00

Tier 1 leverage capital
Bank only	139,466	13.22	42,204	4.00	52,755	5.00
Consolidated company	177,982	16.46	43,257	4.00	54,071	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands)
Beginning balance	$1,042	$1,103	$1,456	$817
Loan advances	3	143	73	715
Loan repayments	(122)	(202)	(282)	(76)
Reclassifications[1]	—	(2)	(144)	—
Ending balance	$923	$1,042	$1,103	$1,456

[1] Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits and certificates from related parties totaled $2.9 million, $2.0 million, and $1.9 million at December 31, 2018, December 31, 2017 and June 30, 2017, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the year ended December 31, 2018, six months ended December 31, 2017, and year ended June 30, 2017.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2018	December 31, 2017	June 30, 2017
	(In thousands)
Commitments to grant loans	$625	$543	$670
Standby letters of credit	223	183	183
Unfunded commitments under lines of credit or existing loans	98,847	99,416	67,800

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At December 31, 2018, December 31, 2017 and June 30, 2017 First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $767.6 million, $742.9 million and $697.5 million, or 88.3%, 94.5%, and 95.0%, of First Federal’s total loan portfolio at December 31, 2018, December 31, 2017 and June 30, 2017, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At December 31, 2018, December 31, 2017 and June 30, 2017, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GSEs, was $243.4 million, $256.8 million, and $238.7 million or 77.7%, 73.9%, and 83.8%, of First Federal’s total investment portfolio (including FHLB stock) at December 31, 2018, December 31, 2017, and June 30, 2017, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$869	$—	$869
ABS agency	—	25,752	—	25,752
ABS corporate	—	36,723	—	36,723
SBA	—	9,888	—	9,888
Corporate debt	—	35,670	—	35,670
MBS agency	—	143,455	—	143,455
MBS corporate	—	10,610	—	10,610
	$—	$262,967	$—	$262,967

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$13,434	$—	$13,434
ABS agency	—	21,770	—	21,770
ABS corporate	—	22,768	—	22,768
SBA	—	19,908	—	19,908
Corporate debt	—	47,274	—	47,274
MBS agency	—	144,542	—	144,542
MBS corporate	—	20,546	—	20,546
	$—	$290,242	$—	$290,242

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$22,223	$—	$22,223
Agency bonds	—	4,926	—	4,926
ABS agency	—	7,648	—	7,648
ABS corporate	—	9,813	—	9,813
SBA	—	14,178	—	14,178
MBS agency	—	143,436	—	143,436
MBS corporate	—	26,369	—	26,369
	$—	$228,593	$—	$228,593

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,558	$6,558
Real estate owned and repossessed assets	—	—	124	124

	$—	$—	$6,682	$6,682

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,061	$6,061
Real estate owned and repossessed assets	—	—	23	23

	$—	$—	$6,084	$6,084

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	—	—	7,388	$7,388
Real estate owned and repossessed assets	—	—	104	104

	$—	$—	$7,492	$7,492

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$124	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	23	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	104	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$26,323	$26,323	$26,323	$—	$—
Investment securities available for sale	262,967	262,967	—	262,967	—
Investment securities held to maturity	43,503	42,990	—	42,990	—
Loans receivable, net	863,852	840,861	—	—	840,861
FHLB stock	6,927	6,927	—	6,927	—
Accrued interest receivable	4,048	4,048	—	4,048	—
Mortgage servicing rights, net	1,044	1,479	—	—	1,479

Financial liabilities
Demand deposits	$678,908	$678,908	$678,908	$—	$—
Time deposits	261,352	259,549	—	259,549	—
Borrowings	136,552	137,153	—	137,153	—
Accrued interest payable	521	521	—	521	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$36,801	$36,801	$36,801	$—		$—
Investment securities available for sale	290,242	290,242	—	290,242		—
Investment securities held to maturity	50,126	50,266	—	50,266		—
Loans held for sale	788	788	—	788		—
Loans receivable, net	779,111	768,181	—	—		768,181
FHLB stock	7,023	7,023	—	7,023		—
Accrued interest receivable	3,745	3,745	—	3,745		—
Mortgage servicing rights, net	1,095	1,669	—	—		1,669

Financial liabilities
Demand deposits	$645,779	$645,779	$645,779	$—		$—
Time deposits	239,253	237,841	—	237,841		—
Borrowings	144,100	145,892	—	145,892		—
Accrued interest payable	325	325	—	325	—	—

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2		Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$24,292	$24,292	$24,292	$—		$—
Investment securities available for sale	228,593	228,593	—	228,593		—
Investment securities held to maturity	51,872	52,621	—	52,621		—
Loans receivable, net	726,786	723,848	—	—		723,848
FHLB stock	4,368	4,368	—	4,368		—
Accrued interest receivable	3,020	3,020	—	3,020		—
Mortgage servicing rights, net	986	1,600	—	—		1,600

Financial liabilities
Demand deposits	$612,286	$612,286	$612,286	$—		$—
Time deposits	211,474	211,072	—	211,072		—
Borrowings	77,427	80,338	—	80,338		—
Accrued interest payable	208	208	—	208	—	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
	(In thousands, except share data)
Numerator:
Net income	$7,105	$1,659	$5,118	$3,992

Denominator:
Basic weighted average common shares outstanding	10,331,902	10,606,798	11,084,726	12,049,621
Dilutive restricted stock grants	102,535	96,283	85,314	—
Diluted weighted average common shares outstanding	10,434,437	10,703,081	11,170,040	12,049,621

Basic earnings	$0.69	$0.16	$0.46	$0.33

Diluted earnings	$0.68	$0.16	$0.46	$0.33

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the year ended December 31, 2018, anti-dilutive shares outstanding related to restricted stock awards totaled 48,040 because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive. For the six months ended December 31, 2017, and the years ended June 30, 2017 and 2016, there were no anti-dilutive shares outstanding related to restricted stock awards.

As of December 15, 2015, the ESOP had purchased 1,048,029 shares of First Northwest Bancorp in the open market. Unallocated ESOP shares are not included as outstanding shares for basic or diluted earnings per share calculations.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Noninterest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s noninterest income for the periods presented.

Year Ended
December 31, 2018

Noninterest income:
Loan fees (1)	$807
Deposit fees	1,671
Debit interchange income	137
Credit card interchange income	1,740
Gain on loan sales, net (1)	577
Investment securities gain (loss), net (1)	77
Increase in cash surrender value of BOLI (1)	595
Other income:
Investment services revenue	226
Gain or loss on subsidiary (1)	68
Remaining other income	21
Total other income	315

Total noninterest income	$5,919

(1) Not within scope of Topic 606

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 17 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP
Condensed Balance Sheets
(In thousands)

	December 31, 2018	December 31, 2017	June 30, 2017
ASSETS
Cash and due from banks	$8,508	$3,541	$1,560
Investment securities available for sale, at fair value	14,189	19,611	24,260
Investment in bank	137,657	141,486	139,206
ESOP loan receivable	11,300	11,846	11,846
Accrued interest receivable	212	240	104
Prepaid expenses and other assets	534	416	947

Total assets	$172,400	$177,140	$177,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary	$96	$57	$45
Other liabilities	40	38	157

Total liabilities	136	95	202

Shareholders' equity	172,264	177,045	177,721

Total liabilities and shareholders' equity	$172,400	$177,140	$177,923

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statements of Income
(In thousands)

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
Operating income:
Interest and fees on loans receivable	$282	$147	$302	$305
Interest on mortgage-backed and related securities	209	139	322	251
Interest on investment securities	163	95	225	418
(Loss) gain on sale of securities	(59)	(39)	—	4
Dividend from subsidiary	10,000	—	—	—
Total operating income	10,595	342	849	978
Operating expenses:
Other expenses	922	406	587	607
Total operating expenses	922	406	587	607
Income (loss) before (benefit) provision for income taxes and equity in undistributed earnings of subsidiary	9,673	(64)	262	371
(Benefit) provision for income taxes	(89)	376	70	128
Income (loss) before equity in undistributed earnings of subsidiary	9,762	(440)	192	243
Equity in undistributed earnings of subsidiary	7,343	2,099	4,926	3,749

Net income	$17,105	$1,659	$5,118	$3,992

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statement of Cash Flows
(In thousands)

	For the Year Ended	For the Six Months Ended	For the Years Ended June 30,
	December 31, 2018	December 31, 2017	2017	2016
Cash flows from operating activities:
Net income	$17,105	$1,659	$5,118	$3,992
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(7,343)	(2,099)	(4,926)	(3,749)
Dividend received from subsidiary	10,000	—	—	—
Amortization of premiums and accretion of discounts on investments, net	89	62	172	201
Gain (loss) on sale of securities available for sale	59	39	—	(4)
Change in receivable from subsidiary	—	—	—	185
Change in payable to subsidiary	39	12	45	—
Change in other assets	(90)	456	1,253	(371)
Change in other liabilities	2	(119)	(198)	248

Net cash from operating activities	19,861	10	1,464	502

Cash flows from investing activities:
Purchase of securities available for sale	—	—	—	(13,629)
Proceeds from maturities, calls, and principal repayments of securities available for sale	3,191	1,992	10,580	4,758
Proceeds from sales of securities available for sale	1,979	2,472	—	13,475
ESOP loan origination	—	—	—	(1,253)
ESOP loan repayment	546	—	533	504

Net cash from investing activities	5,716	4,464	11,113	3,855

Cash flows from financing activities:
Repurchase of common stock	(10,317)	(2,493)	(16,549)	(5,501)
Dividends paid	(335)	—	—	—

Net cash from financing activities	(10,652)	(2,493)	(16,549)	(5,501)

Net increase (decrease) in cash	14,925	1,981	(3,972)	(1,144)

Cash and cash equivalents at beginning of period	3,541	1,560	5,532	6,676

Cash and cash equivalents at end of period	$18,466	$3,541	$1,560	$5,532

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(104)	$(125)	$(523)	$667

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Summarized Consolidated Quarterly Financial Data (Unaudited)

Unaudited condensed financial data by quarter is as follows for the periods shown (dollars in thousands, except per share data):

	Quarter Ended
Year Ended December 31, 2018	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018
Total interest income	$10,846	$11,281	$11,555	$12,123
Total interest expense	1,874	2,122	2,290	2,727
Net interest income	8,972	9,159	9,265	9,396
Provision for loan losses	310	395	197	272
Net interest income after provision for loan losses	8,662	8,764	9,068	9,124
Total noninterest income	1,482	1,405	1,420	1,612
Total noninterest expense	8,275	8,298	8,119	8,165
Income before provision for federal income tax expense	1,869	1,871	2,369	2,571
Provision for federal income tax expense	346	345	443	441
Net income	$1,523	$1,526	$1,926	$2,130

Basic earnings per share	$0.15	$0.15	$0.19	$0.21
Diluted earnings per share	$0.14	$0.15	$0.19	$0.21

	Quarter Ended
Six Months Ended December 31, 2017	Sep 30, 2017	Dec 31, 2017
Total interest income	$10,043	$10,243
Total interest expense	1,580	1,713
Net interest income	8,463	8,530
Provision for loan losses	—	200
Net interest income after provision for loan losses	8,463	8,330
Total noninterest income	1,698	1,357
Total noninterest expense	7,807	8,340
Income before provision for federal income tax expense	2,354	1,347
Provision for federal income tax expense	581	1,461
Net income (loss)	$1,773	$(114)

Basic earnings (loss) per share	$0.17	$(0.01)
Diluted earnings (loss) per share	$0.17	$(0.01)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
Year Ended June 30, 2017	Sep 30, 2016	Dec 31, 2016	Mar 31, 2017	Jun 30, 2017
Total interest income	$8,540	$8,920	$9,408	$9,935
Total interest expense	1,189	1,252	1,303	1,415
Net interest income	7,351	7,668	8,105	8,520
Provision for loan losses	350	410	215	285
Net interest income after provision for loan losses	7,001	7,258	7,890	8,235
Total noninterest income	1,444	1,329	2,201	1,199
Total noninterest expense	7,460	6,880	7,498	7,939
Income before provision for federal income tax expense	985	1,707	2,593	1,495
Provision for federal income tax expense	334	519	429	380
Net income	$651	$1,188	$2,164	$1,115

Basic earnings per share	$0.06	$0.11	$0.20	$0.10
Diluted earnings per share	$0.06	$0.11	$0.20	$0.10

	Quarter Ended
Year Ended June 30, 2016	Sep 30, 2015	Dec 31, 2015	Mar 31, 2016	Jun 30, 2016
Total interest income	$7,524	$7,941	$8,161	$8,546
Total interest expense	1,227	1,181	1,155	1,207
Net interest income	6,297	6,760	7,006	7,339
Provision for loan losses	—	—	—	233
Net interest income after provision for loan losses	6,297	6,760	7,006	7,106
Total noninterest income	1,263	1,878	1,051	1,985
Total noninterest expense	5,915	7,683	6,862	7,437
Income before provision for federal income tax expense	1,645	955	1,195	1,654
Provision for federal income tax expense	417	242	298	500
Net income	$1,228	$713	$897	$1,154

Basic earnings per share	$0.10	$0.06	$0.07	$0.10
Diluted earnings per share	$0.10	$0.06	$0.07	$0.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2018 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2018, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in Item 8. Financial Statements and Supplementary Data.

Attestation report of the registered public accounting firm. Moss Adams LLP has issued an attestation report that expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2018, included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2018 (the “Proxy Statement”), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1. Business - Executive Officers of Registrant,” which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Jennifer Zaccardo (Chairperson), David Blake, Steven Oliver, Norman Tonina, and Dana Behar. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Zaccardo meets the definition of “audit committee financial expert,” as defined by the SEC.

The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its principal executive officer and senior financial officers), directors and employees. The Company’s Code of Ethics is posted on the Investor Relations section of our website at www.ourfirstfed.com.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of
1934 is contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” is included in the Proxy Statement, and incorporated herein by reference.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plan as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
First Northwest Bancorp 2015 Equity Incentive Plan (1)	—	N/A	1,382,050
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	1,382,050

(1) As of December 31, 2018, 452,000 shares of restricted stock awards had been granted under the First Northwest Bancorp 2015 Equity Incentive plan (the "EIP"). The restricted shares will vest in equal installments of 20% per year over a 5-year period. The restricted shares granted under the EIP were purchased by First Northwest Bancorp in open market transactions and retired during the years ended June 30, 2017 and 2016. Subsequent to these restricted stock awards, stock options that, upon exercise result in the issuance of up to 1,310,036 shares of our common stock and 71,014 shares of restricted stock awards, remain available for future issuance under the EIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the sections captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Transactions with Related Persons” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned “Proposal 3 – Ratification of Appointment of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     1. Financial Statements.

For a list of the financial statements filed as part of this report see Part II – Item 8.

2. Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in Part II, Item 8 of this Form 10-K.

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date/Period Ending Date	SEC File No.
3.1	Articles of Incorporation of First Northwest Bancorp, as amended through August 28, 2014	X
3.2	Bylaws of First Northwest Bancorp	X
4.1	Form of Common Stock Certificate of First Northwest Bancorp		S-1	4	11/21/2012	333-185101
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan	X
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement		S-8	10.4	12/4/2015	333-208341
10.3*	Executive employment agreement with Laurence J. Hueth	X
10.4*	Form of executive employment agreement with Regina M. Wood, Christopher J. Riffle, Terry A. Anderson, and Kelly A. Liske	X
10.5*	First Federal Fiscal 2018 Cash Incentive Plan	X
10.6*	Form of First Federal Fiscal 2018 Cash Incentive Plan Participation Agreement	X
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101
The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

* Denotes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

March 14, 2019	By:	/s/Laurence J. Hueth
Laurence J. Hueth
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Laurence J. Hueth	March 14, 2019
Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Regina M. Wood	March 14, 2019
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 14, 2019
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/David A. Blake	March 14, 2019
David A. Blake
Director

By:	/s/Cindy H. Finnie	March 14, 2019
Cindy H. Finnie
Director

By:	/s/David T. Flodstrom	March 14, 2019
David T. Flodstrom
Director

By:	/s/Jennifer Zaccardo	March 14, 2019
Jennifer Zaccardo
Director

By:	/s/Norman J. Tonina, Jr.	March 14, 2019
Norman J. Tonina, Jr.
Director

By:	/s/Craig Curtis	March 14, 2019
Craig Curtis
Director

By:	/s/Dana Behar	March 14, 2019
Dana Behar
Director