Form 10-Q
period 2019-03-31
First Northwest Bancorp
filed 2019-05-08
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	FNWB	The Nasdaq Stock Market LLC
(Title of Class)	(Trading Symbol(s)	(Name of each exchange on which registered)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2019, there were 10,988,181 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2019	December 31, 2018

Cash and due from banks	$14,738	$15,430
Interest-bearing deposits in banks	12,919	10,893
Investment securities available for sale, at fair value	258,476	262,967
Investment securities held to maturity, at amortized cost	43,024	43,503
Loans held for sale	969	—
Loans receivable (net of allowance for loan losses of $9,759 and $9,533)	883,195	863,852
Federal Home Loan Bank (FHLB) stock, at cost	6,927	6,927
Accrued interest receivable	4,114	4,048
Premises and equipment, net	14,955	15,255
Mortgage servicing rights, net	1,001	1,044
Bank-owned life insurance, net	29,462	29,319
Prepaid expenses and other assets	9,009	5,520

Total assets	$1,278,789	$1,258,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$952,755	$940,260
Borrowings	135,174	136,552
Accrued interest payable	279	521
Accrued expenses and other liabilities	15,020	8,071
Advances from borrowers for taxes and insurance	2,154	1,090

Total liabilities	1,105,382	1,086,494

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,992,181 shares at March 31, 2019, and 11,170,018 shares at December 31, 2018	110	112
Additional paid-in capital	104,374	105,825
Retained earnings	82,436	81,607
Accumulated other comprehensive loss, net of tax	(3,128)	(4,731)
Unearned employee stock ownership plan (ESOP) shares	(10,385)	(10,549)

Total shareholders' equity	173,407	172,264

Total liabilities and shareholders' equity	$1,278,789	$1,258,758

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans receivable	$9,932	$8,583
Interest on mortgage-backed securities	1,257	1,297
Interest on investment securities	1,010	862
Interest on deposits and other	67	45
FHLB dividends	88	59

Total interest income	12,354	10,846
INTEREST EXPENSE
Deposits	1,924	985
Borrowings	990	889

Total interest expense	2,914	1,874

Net interest income	9,440	8,972
PROVISION FOR LOAN LOSSES	335	310

Net interest income after provision for loan losses	9,105	8,662
NONINTEREST INCOME
Loan and deposit service fees	1,065	893
Mortgage servicing fees, net of amortization	45	62
Net gain on sale of loans	87	167
Net gain on sale of investment securities	—	122
Increase in cash surrender value of bank-owned life insurance	143	149
Other income	71	89

Total noninterest income	1,411	1,482

NONINTEREST EXPENSE
Compensation and benefits	4,573	4,811
Data processing	631	628
Occupancy and equipment	1,108	1,102
Supplies, postage, and telephone	228	231
Regulatory assessments and state taxes	169	126
Advertising	143	324
Professional fees	298	322
FDIC insurance premium	77	76
Other	573	655

Total noninterest expense	7,800	8,275

INCOME BEFORE PROVISION FOR INCOME TAXES	2,716	1,869

PROVISION FOR INCOME TAXES	509	346

NET INCOME	$2,207	$1,523

Basic earnings per share	$0.22	$0.15

Diluted earnings per share	$0.22	$0.14

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

NET INCOME	$2,207	$1,523

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized holding gain (loss), net of tax provision (benefit) of $427 and $(551), respectively	1,603	(2,078)
Reclassification adjustment for net loss (gain) on sales of securities realized in income, net of taxes of $0 and $(26), respectively	—	(96)

Other comprehensive income (loss), net of tax	1,603	(2,174)

COMPREHENSIVE INCOME (LOSS)	$3,810	$(651)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				1,523			1,523
Common stock repurchased	(208,113)	(2)	(2,080)	(1,303)			(3,385)
Other comprehensive loss, net of tax						(2,174)	(2,174)
Share-based compensation			273				273
ESOP shares committed to be released			55		165		220

BALANCE, March 31, 2018	11,577,394	$116	$109,354	$78,822	$(11,043)	$(3,747)	$173,502

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				2,207			2,207
Common stock repurchased	(177,837)	(2)	(1,777)	(1,047)			(2,826)
Other comprehensive income, net of tax						1,603	1,603
Share-based compensation			283				283
ESOP shares committed to be released			43		164		207
Cash dividends declared and paid ($0.03 per share)				(331)			(331)

BALANCE, March 31, 2019	10,992,181	$110	$104,374	$82,436	$(10,385)	$(3,128)	$173,407

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,207	$1,523
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	333	332
Amortization and accretion of premiums and discounts on investments, net	458	496
Amortization (accretion) of deferred loan fees, net	167	(49)
Amortization of mortgage servicing rights, net	66	47
Additions to mortgage servicing rights, net	(20)	(56)
Net (decrease) increase on the valuation allowance on mortgage servicing rights	(3)	—
Provision for loan losses	335	310
Allocation of ESOP shares	207	220
Share-based compensation	283	273
Gain on sale of loans, net	(87)	(167)
Gain on sale of securities available for sale, net	—	(122)
Increase in cash surrender value of life insurance, net	(143)	(149)
Origination of loans held for sale	(4,420)	(5,640)
Proceeds from loans held for sale	3,538	6,595
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(66)	104
Increase in prepaid expenses and other assets	(3,916)	(467)
Decrease in accrued interest payable	(242)	(115)
Increase in accrued expenses and other liabilities	6,949	2,243

Net cash from operating activities	5,646	5,378

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(12,935)
Proceeds from maturities, calls, and principal repayments of securities available for sale	6,108	9,077
Proceeds from sales of securities available for sale	—	32,859
Proceeds from maturities, calls, and principal repayments of securities held to maturity	434	2,315
Redemption of FHLB stock	—	634
Proceeds from sale of real estate owned and repossessed assets	—	31
Net increase in loans receivable	(19,845)	(20,012)
Purchase of premises and equipment, net	(33)	(954)

Net cash from investing activities	(13,336)	11,015

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$12,495	$(4,410)
Net decrease in FHLB short-term advances	(1,378)	(21,151)
Net increase in advances from borrowers for taxes and insurance	1,064	902
Dividends paid	(331)	—
Repurchase of common stock	(2,826)	(3,385)

Net cash from financing activities	9,024	(28,044)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,334	(11,651)

CASH AND CASH EQUIVALENTS, beginning of period	26,323	36,801

CASH AND CASH EQUIVALENTS, end of period	$27,657	$25,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,156	$1,989

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$2,030	$(2,751)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$74	$34

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year from June 30 to December 31 effective December 31, 2017. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for future periods.

In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for loan losses ("ALLL"), fair value of financial instruments, and deferred tax assets and liabilities.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU requires a lessee to recognize on the balance sheet assets

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update is effective for interim and annual periods beginning after December 15, 2018. The adoption of ASU No. 2016-02 effective January 1, 2019 resulted in a right-of-use asset and corresponding lease obligation liability of $3,919,000. The Corporation chose the effective date as the date of initial application. Consequently, prior period financial information has not been updated or restated. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities on the March 31, 2019, consolidated balance sheet.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments provide specific guidance for transactions for acquiring goods and services from nonemployees and specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (i) financing to the issuer or (ii) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2020. Early adoption is permitted but not earlier than the adoption of Topic 606. Adoption of this ASU did not have a material effect on the Company's consolidated financial statements as it has not historically issued share-based payments in exchange for goods or services to be consumed within its operations.

In July 2018, FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including the following: 220-10 (Income Statement - Reporting Comprehensive Income - Overall), 470-50 (Debt - Modifications and Extinguishments), 480-10 (Distinguishing Liabilities from Equity - Overall), 718-740 (Compensation - Stock Compensation - Income Taxes), 805-740 (Business Combinations - Income Taxes), 815-10 (Derivatives and Hedging - Overall), and 820-10 (Fair Value Measurement - Overall). Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance; however, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. Adoption of ASU 2018-09 did not have a material impact on the Company's consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16 Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the Overnight Index Swap (OIS) Rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. The amendments in this ASU are required to be adopted concurrently with the amendments in ASU 2017-12. For public companies, this would be for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018. Adoption of ASU 2018-16 did not have a material impact on the Company's consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently adopted regulatory rule

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company will be complying with these new requirements beginning with the Quarterly Report for the period ended March 31, 2019, on Form 10-Q.

Recently issued accounting pronouncements

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

In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2019, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$882	$31	$(1)	$912
U.S. government agency issued asset-backed securities (ABS agency)	26,066	—	(347)	25,719
Corporate issued asset-backed securities (ABS corporate)	37,888	—	(814)	37,074
Corporate issued debt securities (Corporate debt)	9,986	—	(492)	9,494
U.S. Small Business Administration securities (SBA)	33,553	60	(217)	33,396
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	143,520	140	(2,133)	141,527
Corporate issued mortgage-backed securities (MBS corporate)	10,568	—	(214)	10,354

Total securities available for sale	$262,463	$231	$(4,218)	$258,476

Held to Maturity
Municipal bonds	$11,850	$70	$—	$11,920
SBA	149	—	(1)	148
Mortgage-backed securities:
MBS agency	31,025	43	(586)	30,482

Total securities held to maturity	$43,024	$113	$(587)	$42,550

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2018, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$882	$—	$(13)	$869
ABS agency	26,125	—	(373)	25,752
ABS corporate	37,897	—	(1,174)	36,723
Corporate debt	9,986	98	(196)	9,888
SBA	35,936	23	(289)	35,670
Mortgage-backed securities:
MBS agency	147,205	12	(3,762)	143,455
MBS corporate	10,953	—	(343)	10,610

Total securities available for sale	$268,984	$133	$(6,150)	$262,967

Held to Maturity
Municipal bonds	$11,919	$43	$—	$11,962
SBA	302	—	(1)	301
Mortgage-backed securities:
MBS agency	31,282	40	(595)	30,727

Total securities held to maturity	$43,503	$83	$(596)	$42,990

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(1)	$114	$(1)	$114
ABS agency	(56)	14,643	(291)	11,076	(347)	25,719
ABS corporate	(365)	14,731	(449)	22,343	(814)	37,074
Corporate debt	(161)	4,839	(331)	4,655	(492)	9,494
SBA	(20)	4,855	(197)	12,242	(217)	17,097
Mortgage-backed securities:
MBS agency	—	—	(2,133)	112,999	(2,133)	112,999
MBS corporate	—	—	(214)	10,354	(214)	10,354

Total available for sale	$(602)	$39,068	$(3,616)	$173,783	$(4,218)	$212,851

Held to Maturity
Municipal bonds	$—	$—	$—	$—	$—	$—
SBA	—	—	(1)	148	(1)	148
Mortgage-backed securities:
MBS agency	—	—	(586)	23,671	(586)	23,671

Total held to maturity	$—	$—	$(587)	$23,819	$(587)	$23,819

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2018:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(8)	$757	$(5)	$110	$(13)	$867
ABS agency	(302)	23,286	(71)	2,466	(373)	25,752
ABS corporate	(571)	14,527	(603)	22,196	(1,174)	36,723
Corporate debt	—	—	(196)	4,791	(196)	4,791
SBA	(44)	13,400	(245)	13,089	(289)	26,489
Mortgage-backed securities:
MBS agency	(28)	17,996	(3,734)	120,617	(3,762)	138,613
MBS corporate	—	—	(343)	10,610	(343)	10,610

Total available for sale	$(953)	$69,966	$(5,197)	$173,879	$(6,150)	$243,845

Held to Maturity
SBA	$(1)	$—	$—	$301	$(1)	$301
Mortgage-backed securities:
MBS agency	(70)	6,241	(525)	18,073	(595)	24,314

Total held to maturity	$(71)	$6,241	$(525)	$18,374	$(596)	$24,615

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2019 and December 31, 2018, there were 59 and 69 investment securities in an unrealized loss position, respectively.

We believe that the unrealized losses on our investment securities relate principally to the general change in interest rates and market demand, and not credit quality, that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the three months ended March 31, 2019 and 2018.

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

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,163	7,121	499	498
Due after five through ten years	11,611	11,526	1,898	1,861
Due after ten years	135,314	133,234	28,628	28,123

Total mortgage-backed securities	154,088	151,881	31,025	30,482

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	731	745
Due after five through ten years	18,463	17,906	6,538	6,583
Due after ten years	89,912	88,689	4,730	4,740

Total all other investment securities	108,375	106,595	11,999	12,068

Total investment securities	$262,463	$258,476	$43,024	$42,550

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,204	7,089	578	569
Due after five through ten years	11,862	11,637	2,035	1,978
Due after ten years	139,092	135,339	28,669	28,180

Total mortgage-backed securities	158,158	154,065	31,282	30,727

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	734	741
Due after five through ten years	19,564	19,362	6,728	6,743
Due after ten years	91,262	89,540	4,759	4,779

Total all other investment securities	110,826	108,902	12,221	12,263

Total investment securities	$268,984	$262,967	$43,503	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Proceeds from sales	$—	$32,859
Gross realized gains	—	164
Gross realized losses	—	(42)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$338,669	$336,178
Multi-family	81,576	82,331
Commercial real estate	250,521	253,235
Construction and land	63,536	54,102
Total real estate loans	734,302	725,846

Consumer:
Home equity	37,058	37,629
Auto and other consumer	99,070	87,357
Total consumer loans	136,128	124,986

Commercial business loans	18,496	18,898

Total loans	888,926	869,730

Less:
Net deferred loan fees	285	299
Premium on purchased loans, net	(4,313)	(3,954)
Allowance for loan losses	9,759	9,533

Total loans receivable, net	$883,195	$863,852

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for loan losses	142	7	48	115	(14)	177	(141)	1	335
Charge-offs	—	—	—	—	—	(186)	(4)	—	(190)
Recoveries	2	—	—	—	1	76	2	—	81
Ending balance	$3,441	$769	$2,337	$700	$467	$1,678	$191	$176	$9,759

	At March 31, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,441	$769	$2,337	$700	$467	$1,678	$191	$176	$9,759
General reserve	3,403	768	2,328	699	463	1,624	184	176	9,645
Specific reserve	38	1	9	1	4	54	7	—	114

Total loans	$338,669	$81,576	$250,521	$63,536	$37,058	$99,070	$18,496	$—	$888,926
Loans collectively evaluated (1)	335,525	81,466	248,568	63,467	36,450	98,852	18,191	—	882,519
Loans individually evaluated (2)	3,144	110	1,953	69	608	218	305	—	6,407

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended March 31, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for loan losses	105	(1)	206	31	(51)	331	444	(755)	310
Charge-offs	—	—	—	—	—	(123)	—	—	(123)
Recoveries	1	—	—	—	8	28	—	—	37
Ending balance	$3,167	$647	$2,053	$679	$744	$948	$709	$37	$8,984

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2018
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
General reserve	3,262	761	2,281	584	474	1,552	168	175	9,257
Specific reserve	35	1	8	1	6	59	166	—	276

Total loans	$336,178	$82,331	$253,235	$54,102	$37,629	$87,357	$18,898	$—	$869,730
Loans collectively evaluated (1)	333,062	82,221	251,263	54,058	37,002	87,113	18,453	—	863,172
Loans individually evaluated (2)	3,116	110	1,972	44	627	244	445	—	6,558

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$303	$336	$—	$306	$339	$—
Commercial real estate	1,292	1,360	—	1,308	1,374	—
Construction and land	—	1	—	—	1	—
Home equity	323	469	—	330	478	—
Auto and other consumer	—	306	—	—	276	—
Commercial business	—	—	—	—	3	—
Total	1,918	2,472	—	1,944	2,471	—

With an allowance recorded:
One-to-four family	2,841	3,112	38	2,810	3,085	35
Multi-family	110	110	1	110	110	1
Commercial real estate	661	661	9	664	663	8
Construction and land	69	101	1	44	71	1
Home equity	285	353	4	297	364	6
Auto and other consumer	218	218	54	244	244	59
Commercial business	305	305	7	445	445	166
Total	4,489	4,860	114	4,614	4,982	276

Total impaired loans:
One-to-four family	3,144	3,448	38	3,116	3,424	35
Multi-family	110	110	1	110	110	1
Commercial real estate	1,953	2,021	9	1,972	2,037	8
Construction and land	69	102	1	44	72	1
Home equity	608	822	4	627	842	6
Auto and other consumer	218	524	54	244	520	59
Commercial business	305	305	7	445	448	166
Total	$6,407	$7,332	$114	$6,558	$7,453	$276

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$304	$5	$408	$8
Commercial real estate	1,296	12	2,389	27
Construction and land	—	—	2,487	68
Home equity	324	10	361	4
Auto and other consumer	—	7	—	5
Total	1,924	34	5,645	112

With an allowance recorded:
One-to-four family	2,831	68	3,381	66
Multi-family	110	1	114	1
Commercial real estate	663	7	795	10
Construction and land	53	2	51	3
Home equity	300	7	286	6
Auto and other consumer	263	7	101	2
Commercial business	328	5	675	3
Total	4,548	97	5,403	91

Total impaired loans:
One-to-four family	3,135	73	3,789	74
Multi-family	110	1	114	1
Commercial real estate	1,959	19	3,184	37
Construction and land	53	2	2,538	71
Home equity	624	17	647	10
Auto and other consumer	263	14	101	7
Commercial business	328	5	675	3
Total	$6,472	$131	$11,048	$203

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2019 and 2018, was $92,000 and $166,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
One-to-four family	$803	$759
Commercial real estate	129	133
Construction and land	69	44
Home equity	352	369
Auto and other consumer	218	245
Commercial business	35	173

Total nonaccrual loans	$1,606	$1,723

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2019 and December 31, 2018.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$625	$50	$100	$775	$337,894	$338,669
Multi-family	—	—	—	—	81,576	81,576
Commercial real estate	—	—	—	—	250,521	250,521
Construction and land	48	—	66	114	63,422	63,536
Total real estate loans	673	50	166	889	733,413	734,302

Consumer:
Home equity	149	—	—	149	36,909	37,058
Auto and other consumer	578	230	11	819	98,251	99,070
Total consumer loans	727	230	11	968	135,160	136,128

Commercial business loans	—	—	35	35	18,461	18,496

Total loans	$1,400	$280	$212	$1,892	$887,034	$888,926

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$289	$176	$164	$629	$335,549	$336,178
Multi-family	—	—	—	—	82,331	82,331
Commercial real estate	—	—	—	—	253,235	253,235
Construction and land	35	14	31	80	54,022	54,102
Total real estate loans	324	190	195	709	725,137	725,846

Consumer:
Home equity	97	30	9	136	37,493	37,629
Auto and other consumer	471	92	—	563	86,794	87,357
Total consumer loans	568	122	9	699	124,287	124,986

Commercial business loans	923	—	—	923	17,975	18,898

Total loans	$1,815	$312	$204	$2,331	$867,399	$869,730

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$332,957	$3,779	$666	$1,267	$338,669
Multi-family	77,470	3,996	110	—	81,576
Commercial real estate	236,666	9,630	2,872	1,353	250,521
Construction and land	63,116	351	—	69	63,536
Total real estate loans	710,209	17,756	3,648	2,689	734,302

Consumer:
Home equity	35,955	540	82	481	37,058
Auto and other consumer	96,928	1,571	319	252	99,070
Total consumer loans	132,883	2,111	401	733	136,128

Commercial business loans	15,669	1,096	1,696	35	18,496

Total loans	$858,761	$20,963	$5,745	$3,457	$888,926

The following table represents the internally assigned grade as of December 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$330,476	$3,767	$957	$978	$336,178
Multi-family	82,221	—	110	—	82,331
Commercial real estate	244,919	6,281	663	1,372	253,235
Construction and land	51,480	2,578	—	44	54,102
Total real estate loans	709,096	12,626	1,730	2,394	725,846

Consumer:
Home equity	36,559	465	123	482	37,629
Auto and other consumer	85,579	1,310	151	317	87,357
Total consumer loans	122,138	1,775	274	799	124,986

Commercial business loans	16,520	1,733	472	173	18,898

Total loans	$847,754	$16,134	$2,476	$3,366	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$803	$337,866	$338,669
Multi-family	—	81,576	81,576
Commercial real estate	129	250,392	250,521
Construction and land	69	63,467	63,536

Consumer:
Home equity	352	36,706	37,058
Auto and other consumer	218	98,852	99,070

Commercial business	35	18,461	18,496

Total loans	$1,606	$887,320	$888,926

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$759	$335,419	$336,178
Multi-family	—	82,331	82,331
Commercial real estate	133	253,102	253,235
Construction and land	44	54,058	54,102

Consumer:
Home equity	369	37,260	37,629
Auto and other consumer	245	87,112	87,357

Commercial business	173	18,725	18,898

Total loans	$1,723	$868,007	$869,730

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Total TDR loans	$3,722	$3,745
Allowance for loan losses related to TDR loans	46	43
Total nonaccrual TDR loans	83	84

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three months ended March 31, 2019.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2019.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$48	$48

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three months ended March 31, 2018, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	2	$—	$—	$180	$180
	2	—	—	180	180
Post-modification outstanding recorded investment
One- to four-family	2	$—	$—	$179	$179
	2	$—	$—	$179	$179

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2018.

No additional funds were committed to be advanced in connection with impaired loans at March 31, 2019.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2019			December 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,342	$83	$2,425	$2,358	$84	$2,442
Multi-family	110	—	110	110	—	110
Commercial real estate	661	—	661	663	—	663
Home equity	256	—	256	258	—	258
Commercial business	270	—	270	272	—	272

Total TDR loans	$3,639	$83	$3,722	$3,661	$84	$3,745

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2019 and December 31, 2018, was $101.8 million and $107.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$163,292	0.89%	$143,412	0.74%
Transaction accounts	268,718	0.05%	262,152	0.05%
Money market accounts	265,713	0.42%	273,344	0.43%
Certificates of deposit	255,032	2.05%	261,352	1.86%

	$952,755	0.83%	$940,260	0.77%

Maturities of certificates at the dates indicated are as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Within one year or less	$149,202	$148,119
After one year through two years	76,209	78,966
After two years through three years	16,595	20,934
After three years through four years	5,132	6,759
After four years through five years	7,894	6,574
After five years	—	—

	$255,032	$261,352

Brokered certificates of deposits of $10,000 are included in the March 31, 2019, certificate of deposits total. As needed, we will increase our portfolio of these brokered deposits as a source of additional funding in future periods.

Deposits at March 31, 2019 and December 31, 2018, included $81.6 million and $80.0 million, respectively, in public fund deposits. Investment securities with a carrying value of $47.4 million and $47.6 million were pledged as collateral for these deposits at March 31, 2019 and December 31, 2018, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Savings	$316	$16
Transaction accounts	36	4
Insured money market accounts	320	215
Certificates of deposit	1,252	750

	$1,924	$985

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

The effective tax rates were 18.7% and 18.5% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except share data)
Numerator:
Net income	$2,207	$1,523

Denominator:
Basic weighted average common shares outstanding	9,973,125	10,491,647
Dilutive restricted stock grants	77,143	113,009
Diluted weighted average common shares outstanding	10,050,268	10,604,656

Basic earnings per share	$0.22	$0.15

Diluted earnings per share	$0.22	$0.14

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2019 and 2018, there were 833,782 and 886,671 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were no restricted stock award anti-dilutive shares at March 31, 2019 and 2018, respectively.

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

Compensation expense related to the ESOP for the three months ended March 31, 2019 and 2018, was $207,000 and $220,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Allocated shares	174,584	174,584
Committed to be released shares	39,663	26,442
Unallocated shares	833,782	847,003

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$12,982	$12,561

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At March 31, 2019, there were 1,316,550 total shares available for grant under the 2015 EIP, including 72,014 shares available to be granted as restricted stock.

During the three months ended March 31, 2019 and 2018, no shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock vest ratably over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over five years.

For the three months ended March 31, 2019 and 2018, total compensation expense for the 2015 EIP was $283,000 and $273,000, respectively.

Included in the above compensation expense for the three months ended March 31, 2019 and 2018, was directors' compensation of $85,000 and $85,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2019
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	290,600	$13.72
Granted	—	—
Vested	—	—

Non-vested at March 31, 2019	290,600	13.72

As of March 31, 2019, there was $3.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.06 years.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$912	$—	$912
ABS agency	—	25,719	—	25,719
ABS corporate	—	37,074	—	37,074
Corporate debt	—	9,494	—	9,494
SBA	—	33,396	—	33,396
MBS agency	—	141,527	—	141,527
MBS corporate	—	10,354	—	10,354
	$—	$258,476	$—	$258,476

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$869	$—	$869
ABS agency	—	25,752	—	25,752
ABS corporate	—	36,723	—	36,723
Corporate debt	—	9,888	—	9,888
SBA	—	35,670	—	35,670
MBS agency	—	143,455	—	143,455
MBS corporate	—	10,610	—	10,610
	$—	$262,967	$—	$262,967

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,407	$6,407

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,558	$6,558

At March 31, 2019 and December 31, 2018, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$27,657	$27,657	$27,657	$—	$—
Investment securities available for sale	258,476	258,476	—	258,476	—
Investment securities held to maturity	43,024	42,550	—	42,550	—
Loans held for sale	969	940	—	940	—
Loans receivable, net	883,195	861,865	—	—	861,865
FHLB stock	6,927	6,927	—	6,927	—
Accrued interest receivable	4,114	4,114	—	4,114	—
Mortgage servicing rights, net	1,001	1,748	—	—	1,748

Financial liabilities
Demand deposits	$697,723	$697,723	$697,723	$—	$—
Time deposits	255,032	254,190	—	254,190	—
Borrowings	135,174	135,849	—	135,849	—
Accrued interest payable	279	279	—	279	—

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

Loans receivable, net - At March 31, 2019, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts when available. If no comparable contract is available, the estimated fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Note 10 - Noninterest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s noninterest income for the periods presented.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Noninterest income:
Loan fees (1)	$239	$125
Deposit fees	447	392
Debit interchange income	22	32
Credit card interchange income	402	406
Investment securities gain (loss), net (1)	—	122
Gain on loan sales, net (1)	87	167
Increase in cash surrender value of BOLI (1)	143	149
Other income:
Investment services revenue	48	74
Gain or loss on subsidiary (1)	14	14
Remaining other income	9	1
Total other income	71	89

Total noninterest income	$1,411	$1,482

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

Sale of other real estate owned (OREO) - Gains/losses on the sale of OREO are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at time of each real estate closing.

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

•	staffing needs and associated expenses in response to product demand or the implementation of corporate strategies, including our growth strategies related to the home lending center and new branches;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	our ability to retain key members of our senior management team;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to successfully manage our growth in compliance with regulatory requirements;

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

General
First Northwest Bancorp (the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Western Washington. Our thirteen locations include ten full-service banking offices, two locations primarily serving our customers through the use of Interactive Teller Machines ("ITM"), and a Home Lending Center ("HLC"), which is focused on the origination of loans secured by one- to four-family residential properties. Our business and operating strategy is focused on diversifying our loan portfolio through geographic expansion and loan product mix, expanding our deposit product offerings by upgrading existing services and use of technology, and enhancing our infrastructure to support our changing lending and deposit capabilities in order to meet the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, as well as engaging in indirect auto lending and auto loan purchase programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets. Total assets increased $20.0 million, or 1.6%, to $1.28 billion at March 31, 2019, from $1.26 billion at December 31, 2018, primarily due to loan growth partially offset by sales and repayment activity of investment securities.

Total loans, excluding loans held for sale, increased $19.2 million to $888.9 million at March 31, 2019, from $869.7 million at December 31, 2018, a result of new loan originations partially offset by loan sales coupled with repayment activity. Commercial real estate, multi-family, home equity, and commercial business loans decreased $2.7 million, $755,000, $571,000, and $402,000, respectively, while auto and other consumer, construction and land, and one- to four-family residential loans increased $11.7 million, $9.4 million, and $2.5 million, respectively. We continue to grow the auto loan portfolio through our indirect lending and specialty auto loan purchasing programs, adding $17.2 million of newly originated auto loans during the year, which was the main contributor to the increase in auto and other consumer loans.

Construction and land loans increased 17.4% to $63.5 million at March 31, 2019, from $54.1 million at December 31, 2018. The majority of our construction loans are geographically disbursed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects.

We continue to focus on construction loan origination activity. We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. As a result of recent economic changes, we expect a slowing of construction lending, which may result in no growth or a decline in construction and land loan commitments followed by a decline in outstanding balances in our loan portfolio. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve our earnings potential over time while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2019	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,530	$15,383	$406	$30,319
Multi-family residential	—	44,852	—	44,852
Commercial real estate	2,296	20,518	—	22,814
Total commitment	$16,826	$80,753	$406	$97,985

Construction Funds Disbursed
One- to four-family residential	$6,853	$6,853	$—	$13,706
Multi-family residential	—	26,540	—	26,540
Commercial real estate	2,025	13,387	—	15,412
Total disbursed	$8,878	$46,780	$—	$55,658

Undisbursed Commitment
One- to four-family residential	$7,677	$8,530	$406	$16,613
Multi-family residential	—	18,312	—	18,312
Commercial real estate	271	7,131	—	7,402
Total undisbursed	$7,948	$33,973	$406	$42,327

Land Funds Disbursed
One- to four-family residential	$5,446	$2,152	$—	$7,598
Commercial real estate	—	280	—	280
Total disbursed for land	$5,446	$2,432	$—	$7,878

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2018	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,814	$18,550	$—	$35,364
Multi-family residential	—	45,313	—	45,313
Commercial real estate	1,868	20,147	—	22,015
Total Commitment	$18,682	$84,010	$—	$102,692

Construction Funds Disbursed
One- to four-family residential	$8,321	$8,998	$—	$17,319
Multi-family residential	—	17,348	—	17,348
Commercial real estate	1,584	9,424	—	11,008
Total disbursed	$9,905	$35,770	$—	$45,675

Undisbursed Commitment
One- to four-family residential	$8,493	$9,552	$—	$18,045
Multi-family residential	—	27,965	—	27,965
Commercial real estate	284	10,723	—	11,007
Total undisbursed	$8,777	$48,240	$—	$57,017

Land Funds Disbursed
One- to four-family residential	$6,124	$2,023	$—	$8,147
Commercial real estate	—	280	—	280
Total disbursed for land	$6,124	$2,303	$—	$8,427

During the three months ended March 31, 2019, the Company originated $26.5 million of loans, of which $15.6 million, or 58.9%, were originated in the Puget Sound region of Washington, $10.4 million, or 39.2%, in the North Olympic Peninsula, and $506,000, or 1.9%, in other areas in Washington.

Our allowance for loan losses increased $226,000, or 2.4%, to $9.8 million at March 31, 2019, from $9.5 million at December 31, 2018, mainly as a result of loan growth during the quarter. The allowance for loan losses as a percentage of total loans remained at 1.1% at both March 31, 2019, and December 31, 2018.

Nonperforming loans decreased $117,000, or 6.8%, to $1.6 million at March 31, 2019, from $1.7 million at December 31, 2018, mainly attributable to a commercial business loan of $138,000 which paid down during the quarter. Nonperforming loans to total loans remained the same at 0.2% at both March 31, 2019 and December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans increased to 607.7% at March 31, 2019, from 553.3% at December 31, 2018, and classified loans increased $91,000 to $3.5 million at March 31, 2019, from $3.4 million at December 31, 2018.

At March 31, 2019, there were $3.7 million in restructured loans, of which $3.6 million were performing in accordance with their modified payment terms and returned to accrual status.

Our allowance for loan losses as a percentage of total loans was 1.1% at both March 31, 2019 and December 31, 2018. Provision for loan losses was taken during the quarter to provide for loan growth and to replenish net charge-off activity. Asset quality remains strong with net loan charge-offs concentrated mainly in our auto loan portfolio. Fluctuations in the balance of nonperforming assets and other credit quality measures are expected as we increase the balance of our loan portfolio and have more loans at risk of developing credit issues that may be resolved, restructured, or charged-off. We believe that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of March 31, 2019.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$338,669	$336,178
Multi-family	81,576	82,331
Commercial real estate	250,521	253,235
Construction and land	63,536	54,102
Total real estate loans	734,302	725,846

Consumer:
Home equity	37,058	37,629
Auto and other consumer	99,070	87,357
Total consumer loans	136,128	124,986

Commercial business loans	18,496	18,898

Total loans	888,926	869,730
Less:
Net deferred loan fees	285	299
Premium on purchased loans, net	(4,313)	(3,954)
Allowance for loan losses	9,759	9,533
Loans receivable, net	$883,195	$863,852

The following table represents nonperforming assets at the dates indicated.

	March 31, 2019	December 31, 2018
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$803	$759
Commercial real estate	129	133
Construction and land	69	44

Total real estate loans	1,001	936

Consumer loans:
Home equity	352	369
Other	218	245

Total consumer loans	570	614

Commercial business	35	173

Total nonperforming loans	1,606	1,723

Real estate owned:
Land	72	72

Total real estate owned	72	72

Repossessed assets	51	52

Total nonperforming assets	$1,729	$1,847

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%

Total investment securities decreased $5.0 million, or 1.6%, to $301.5 million at March 31, 2019, from $306.5 million at December 31, 2018. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $182.9 million at March 31, 2019, or 60.7% of the investment securities portfolio, a decrease during the quarter of $2.4 million, or 1.3%, from $185.3 million at December 31, 2018. Other investment securities, including municipal bonds and other asset-backed securities, were $118.6 million at March 31, 2019, or 39.3% of the investment securities portfolio, a decrease of $2.5 million from $121.1 million at December 31, 2018. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 4.7 years as of March 31, 2019, and 5.0 years as of December 31, 2018, and had an estimated average repricing term of 3.5 years as of March 31, 2019, and 3.7 years as of December 31, 2018, based on the interest rate environment at those times.

The investment portfolio was comprised of 91.5% in amortizing securities at both March 31, 2019 and December 31, 2018. As a result, the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $18.9 million to $1.11 billion at March 31, 2019, from $1.09 billion at December 31, 2018, primarily the result of growth in the deposit account balances and accrued expenses and other liabilities. FHLB borrowings decreased by $1.4 million, to $135.2 million at March 31, 2019, as strong deposit growth alleviated the need to borrow. We may continue to utilize both FHLB short-term advances and FHLB overnight borrowings to manage liquidity.

Deposit balances increased $12.5 million, or 1.3%, to $952.8 million at March 31, 2019, from $940.3 million at December 31, 2018, which was primarily due to increases in promotional rate savings accounts of $19.9 million along with a $6.6 million increase in low cost transaction accounts. These increases were partially offset by decreases of $7.6 million in money market accounts and $6.3 million in certificates of deposit migrating to the promotional savings account. Our promotional savings product carries a twelve month rate guarantee that provides greater flexibility in the event the rate environment remains stable or decreases within the next 12 to 24 months. We anticipate that robust competition for deposits with other financial institutions and financial intermediaries will continue in our markets affecting our cost of funds.

Equity. Total shareholders' equity increased $1.1 million during the quarter to $173.4 million at March 31, 2019, mainly the result of a $1.6 million increase in value of our available-for-sale securities portfolio resulting in a reduction of unrealized losses and net income of $2.2 million, partially offsetting the $2.8 million decrease from the repurchase of shares of common stock during the quarter.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

General. Net income increased $684,000, or 44.9%, to $2.2 million for the three months ended March 31, 2019, compared to net income of $1.5 million for the three months ended March 31, 2018. The increase in net income was primarily due to an increase in net interest income coupled with a decrease in noninterest expense, partially offset by an increase in the provision for income taxes.

Net Interest Income. Net interest income increased $468,000 to $9.4 million for the three months ended March 31, 2019, from $9.0 million for the three months ended March 31, 2018. This increase was mainly the result of a change in the mix of earning assets, with a decrease in the investment portfolio and an increase in loans receivable, combined with changes in the yield curve, which resulted in higher yields on all interest-earning assets as highlighted in the following table. The yield on average interest-earning assets increased 33 basis points to 4.14% for the three months ended March 31, 2019, compared to 3.81% for the same period in the prior year.

The net interest margin increased one basis point to 3.16% for the three months ended March 31, 2019, from 3.15% for the same period in 2018. While we experienced a 33 basis point increase in asset yields, our cost of interest-bearing liabilities increased 40 basis points, reducing our net interest rate spread with only a modest increase in net interest margin.

Of the $468,000 increase in net interest income during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, $739,000 was the result of an increase in volume, partially offset by $271,000 due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $893,000 due to an increase in average volumes and $456,000 due to increases in rates for a total of $1.3 million.

The average cost of interest-bearing liabilities increased to 1.25% for the three months ended March 31, 2019, compared to 0.85% for the same period last year, due primarily to promotional rates on, and increases in the average balance of, savings accounts and certificates of deposit used to attract and retain deposits.

Interest Income. Total interest income increased $1.5 million, or 13.9%, to $12.4 million for the three months ended March 31, 2019, from $10.8 million for the comparable period in 2018, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $1.3 million, to $9.9 million for the three months ended March 31, 2019, from $8.6 million for the three months ended March 31, 2018, due primarily to an increase in the average balance of net loans receivable of $82.2 million compared to the prior year. Average loan yields increased 21 basis points to 4.56% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as we continued to increase our balance of higher yielding loans, such as auto, commercial real estate and multi-family. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as commercial business and home equity lines of credit.

Interest income on investment securities increased $148,000, or 17.2% to $1.0 million for the three months ended March 31, 2019, compared to $862,000 for the three months ended March 31, 2018, due to an increase in average yield of 76 basis points partially offset by a decrease in the average balance of $12.1 million compared to the same period in 2018. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended March 31, 2019 decreased $40,000 compared to the three months ended March 31, 2018, reflecting a $15.2 million decrease in the average balance partially offset by an increase in yield of 13 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2019		2018		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$870,901	4.56%	$788,736	4.35%	$1,349
Investment securities	120,350	3.36	132,484	2.60	148
Mortgage-backed securities	183,716	2.74	198,904	2.61	(40)
FHLB stock	6,844	5.14	7,232	3.26	29
Interest-bearing deposits in banks	11,873	2.26	11,136	1.62	22
Total interest-earning assets	$1,193,684	4.14	$1,138,492	3.81	$1,508

Interest Expense. Total interest expense increased $1.0 million, or 55.5%, to $2.9 million for the three months ended March 31, 2019, compared to $1.9 million for the three months ended March 31, 2018, due to an increase in deposit costs of $939,000, or 95.3%, and an increase in borrowing costs of $101,000, or 11.4%. Deposit costs increased for the three months ended March 31, 2019, due to a combination of promotional products and higher rates needed to compete to attract new and retain existing deposit customers. We also experienced disintermediation as existing customers transferred all or a portion of existing, lower-rate deposit accounts into higher-yielding certificates of deposit and other accounts. The average balance of interest-bearing deposits increased $62.6 million, or 8.6%, to $794.7 million for the three months ended March 31, 2019, from $732.1 million for the three months ended March 31, 2018, as we continued to target growth in deposits in new and existing market areas.

During the three months ended March 31, 2019, the cost of savings accounts increased mainly due to an increase in average balance of $45.5 million and an increase in the average rate paid of 76 basis points, and the cost of certificates of deposit increased due to an increase in average balance of $18.1 million and an increase in the average rate paid of 69 basis points, compared to the three months ended March 31, 2018. During the same period money market and transaction accounts declined $845,000 and $183,000, respectively. The average cost of all deposit products increased to 0.97% for the three months ended March 31, 2019, from 0.54% for the three months ended March 31, 2018. Borrowing costs increased primarily due to a 57 basis point increase in average rates paid, partially offset by a decrease in the average balance of $14.7 million.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2019		2018		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$153,689	0.82%	$108,153	0.06%	$300
Transaction accounts	114,801	0.13	114,984	0.01	32
Money market accounts	267,947	0.48	268,792	0.32	105
Certificates of deposit	258,272	1.94	240,159	1.25	502
Borrowings	134,447	2.95	149,125	2.38	101
Total interest-bearing liabilities	$929,156	1.25	$881,213	0.85	$1,040

Provision for Loan Losses. The provision for loan losses was $335,000 during the three months ended March 31, 2019, compared to $310,000 for the three months ended March 31, 2018, and was primarily due to the increase in the balance of net loans receivable.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$335	$310
Net recoveries	(109)	(86)
Allowance for loan losses	9,759	8,984
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,606	2,173
Allowance for loan losses as a percentage of nonaccrual loans at end of period	607.7%	413.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Total loans	$888,926	$805,953

Noninterest Income. Noninterest income decreased $71,000, or 4.8%, to $1.4 million for the three months ended March 31, 2019, from $1.5 million for the three months ended March 31, 2018.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,065	$893	$172	19.3%
Mortgage servicing fees, net of amortization	45	62	(17)	(27.4)
Net gain on sale of loans	87	167	(80)	(47.9)
Net gain on sale of investment securities	—	122	(122)	(100.0)
Increase in cash surrender value of bank-owned life insurance	143	149	(6)	(4.0)
Other income	71	89	(18)	(20.2)
Total noninterest income	$1,411	$1,482	$(71)	(4.8)%

Noninterest Expense. Noninterest expense decreased $475,000, or 5.7%, to $7.8 million for the three months ended March 31, 2019, compared to $8.3 million for the three months ended March 31, 2018, primarily as a result of a decrease in compensation and benefits and advertising costs. We received a $441,000 credit from our health insurance carrier as a result of a lower than anticipated claims experience level during the most recent plan year, $391,000 of which partially offset compensation and benefits expense during the three months ended March 31, 2019, and $50,000 of which is being held for the benefit of our employees to help offset the burden of future insurance premium increases. Advertising expenses were lower as a result of a combination of advertising expenses incurred during the quarter ended March 31, 2018 due to the opening of our Bainbridge Island branch that were not incurred during the same period in 2019, as well as managing the determination and timing of current advertising and promotional expenses for the current year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,573	$4,811	$(238)	(4.9)%
Data processing	631	628	3	0.5
Occupancy and equipment	1,108	1,102	6	0.5
Supplies, postage, and telephone	228	231	(3)	(1.3)
Regulatory assessments and state taxes	169	126	43	34.1
Advertising	143	324	(181)	(55.9)
Professional fees	298	322	(24)	(7.5)
FDIC insurance premium	77	76	1	1.3
Other	573	655	(82)	(12.5)
Total	$7,800	$8,275	$(475)	(5.7)%

Provision for Income Tax. An income tax expense of $509,000 was recorded for the three months ended March 31, 2019, compared to $346,000 for the three months ended March 31, 2018, generally due to an increase in income before taxes of $847,000. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2019 and 2018. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At March 31, 2019	Three Months Ended March 31,
		2019			2018
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.60%	$870,901	$9,932	4.56%	$788,736	$8,583	4.35%
Investment securities	4.40	120,350	1,010	3.36	132,484	862	2.60
Mortgage-backed securities	2.7	183,716	1,257	2.74	198,904	1,297	2.61
FHLB dividends	5.21	6,844	88	5.14	7,232	59	3.26
Interest-bearing deposits in banks	1.82	11,873	67	2.26	11,136	45	1.62
Total interest-earning assets (2)	4.24	1,193,684	12,354	4.14	1,138,492	10,846	3.81

Interest-bearing liabilities:
Savings accounts	0.89	$153,689	$316	0.82	$108,153	16	0.06
Transaction accounts	0.05	114,801	36	0.13	114,984	4	0.01
Money market accounts	0.42	267,947	320	0.48	268,792	215	0.32
Certificates of deposit	2.05	258,272	1,252	1.94	240,159	750	1.25
Total deposits	0.83	794,709	1,924	0.97	732,088	985	0.54
Borrowings	2.88	134,447	990	2.95	149,125	889	2.38
Total interest-bearing liabilities	1.08	929,156	2,914	1.25	881,213	1,874	0.85

Net interest income			$9,440			$8,972
Net interest rate spread	3.16			2.89			2.96
Net earning assets		$264,528			$257,279
Net interest margin (3)				3.16			3.15
Average interest-earning assets to average interest-bearing liabilities		128.5%			129.2%

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

	Three Months Ended
	March 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest earning assets:
Loans receivable, net	$893	$456	$1,349
Investments	(180)	288	108
FHLB stock	(3)	32	29
Other(1)	3	19	22
Total interest-earning assets	$713	$795	$1,508

Interest-bearing liabilities:
Savings accounts	$7	$293	$300
Interest-bearing transaction accounts	—	32	32
Money market accounts	(1)	106	105
Certificates of deposit	57	445	502
Borrowings	(89)	190	101
Total interest-bearing liabilities	$(26)	$1,066	$1,040

Net change in interest income	$739	$(271)	$468

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2019 and the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2019, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$149,202	$92,804	$13,026	$—	$255,032
FHLB advances	95,174	40,000	—	—	135,174
Operating leases	318	569	435	1,870	3,192
Borrower taxes and insurance	2,154	—	—	—	2,154
Deferred compensation	25	22	59	791	897
Total contractual obligations	$246,873	$133,395	$13,520	$2,661	$396,449

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2019:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$365	$—	$—	$—	$365
Adjustable-rate	200	—	—	—	200
Unfunded commitments under lines of credit or existing loans	728	29,218	4,009	49,999	83,954
Standby letters of credit	—	199	—	—	199
Total commitments	$1,293	$29,417	$4,009	$49,999	$84,718

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $27.7 million, and unpledged securities classified as available-for-sale with a market value of $258.5 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $135.2 million, and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of March 31, 2019.

At March 31, 2019, we had $565,000 in loan commitments outstanding and an additional $84.2 million in undisbursed loans and standby letters of credit, including $42.3 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of March 31, 2019 totaled $149.2 million, or 58.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. A significant portion of our money market accounts have rolled into certificates of deposit over the past twelve months, which management believes, based on past experience, is commensurate with our customers' behavior during periods of rising interest rates. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $20.6 million.

Capital Resources
At March 31, 2019, shareholders' equity totaled $173.4 million, or 13.6% of total assets. Our book value per share of common stock was $15.78 at March 31, 2019, compared to $15.42 at December 31, 2018. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At March 31, 2019, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at March 31, 2019.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$143,736	11.4%	$50,247	4.0%	$62,809	5.0%
Common equity tier I (to risk-weighted assets)	143,736	16.9	38,332	4.5	55,368	6.5
Tier I risk-based capital (to risk-weighted assets)	143,736	16.9	51,109	6.0	68,145	8.0
Total risk-based capital (to risk-weighted assets)	153,693	18.0	68,145	8.0	85,181	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of March 31, 2019, the conservation buffer was 2.500%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2019 - January 31, 2019	(663,613)	$—	(663,613)	1,166,659
February 1, 2019 - February 28, 2019	796,950	16.06	796,950	369,709
March 1, 2019 - March 31, 2019	44,500	16.00	44,500	325,209
Total	177,837	$15.89	177,837

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of March 31, 2019, a total of 841,450 shares, or 72.1% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.05 per share, leaving 325,209 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.1*	First Federal Fiscal 2019 Cash Incentive Plan	X
10.2*	Form of First Federal Fiscal 2019 Cash Incentive Plan Participation Agreement	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 7, 2019	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2019	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)