Form 10-Q
period 2019-06-30
First Northwest Bancorp
filed 2019-08-08
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 001-36741
FIRST NORTHWEST BANCORP

(Exact name of registrant as specified in its charter)

Washington	46-1259100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

105 West 8th Street, Port Angeles, Washington	98362
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(360) 457-0461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	FNWB	The Nasdaq Stock Market LLC

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2019, there were 10,919,932 shares of common stock, $.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	June 30, 2019	December 31, 2018

Cash and due from banks	$15,275	$15,430
Interest-bearing deposits in banks	13,547	10,893
Investment securities available for sale, at fair value	250,051	262,967
Investment securities held to maturity, at amortized cost	37,990	43,503
Loans held for sale	2,516	—
Loans receivable (net of allowance for loan losses of $9,731 and $9,533)	873,958	863,852
Federal Home Loan Bank (FHLB) stock, at cost	6,773	6,927
Accrued interest receivable	4,094	4,048
Premises and equipment, net	14,719	15,255
Mortgage servicing rights, net	955	1,044
Bank-owned life insurance, net	29,607	29,319
Prepaid expenses and other assets	8,225	5,520

Total assets	$1,257,710	$1,258,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$933,265	$940,260
Borrowings	131,337	136,552
Accrued interest payable	389	521
Accrued expenses and other liabilities	15,067	8,071
Advances from borrowers for taxes and insurance	1,251	1,090

Total liabilities	1,081,309	1,086,494

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,925,181 shares at June 30, 2019, and 11,170,018 shares at December 31, 2018	109	112
Additional paid-in capital	104,064	105,825
Retained earnings	83,795	81,607
Accumulated other comprehensive loss, net of tax	(1,347)	(4,731)
Unearned employee stock ownership plan (ESOP) shares	(10,220)	(10,549)

Total shareholders' equity	176,401	172,264

Total liabilities and shareholders' equity	$1,257,710	$1,258,758

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans receivable	$10,093	$8,952	$20,025	$17,535
Interest on mortgage-backed securities	1,192	1,237	2,449	2,534
Interest on investment securities	969	973	1,979	1,835
Interest on deposits and other	58	41	125	86
FHLB dividends	88	78	176	137

Total interest income	12,400	11,281	24,754	22,127
INTEREST EXPENSE
Deposits	2,068	1,125	3,992	2,110
Borrowings	1,036	997	2,026	1,886

Total interest expense	3,104	2,122	6,018	3,996

Net interest income	9,296	9,159	18,736	18,131
PROVISION FOR LOAN LOSSES	255	395	590	705

Net interest income after provision for loan losses	9,041	8,764	18,146	17,426
NONINTEREST INCOME
Loan and deposit service fees	1,375	915	2,440	1,808
Mortgage servicing fees, net of amortization	54	70	99	132
Net gain on sale of loans	88	150	175	317
Net gain on sale of investment securities	57	13	57	135
Increase in cash surrender value of bank-owned life insurance	145	149	288	298
Other income	84	108	155	197

Total noninterest income	1,803	1,405	3,214	2,887

NONINTEREST EXPENSE
Compensation and benefits	4,753	4,745	9,326	9,556
Data processing	667	677	1,298	1,305
Occupancy and equipment	1,140	1,127	2,248	2,229
Supplies, postage, and telephone	242	243	470	474
Regulatory assessments and state taxes	195	155	364	281
Advertising	229	290	372	614
Professional fees	331	458	629	780
FDIC insurance premium	77	79	154	155
Other	638	524	1,211	1,179

Total noninterest expense	8,272	8,298	16,072	16,573

INCOME BEFORE PROVISION FOR INCOME TAXES	2,572	1,871	5,288	3,740

PROVISION FOR INCOME TAXES	493	345	1,002	691

NET INCOME	$2,079	$1,526	$4,286	$3,049

Basic and diluted earnings per share	$0.21	$0.15	$0.43	$0.29

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET INCOME	$2,079	$1,526	$4,286	$3,049

Other comprehensive income (loss), net of tax
Unrealized gain on securities:
Unrealized holding gain (loss), net of tax provision (benefit) of $487, $(290), $914, and $(841), respectively	1,826	(1,100)	3,429	(3,178)
Reclassification adjustment for net (gain) loss on sales of securities realized in income, net of taxes of $(12), $3, $(12), and $(23), respectively	(45)	11	(45)	(85)

Other comprehensive income (loss), net of tax	1,781	(1,089)	3,384	(3,263)

COMPREHENSIVE INCOME (LOSS)	$3,860	$437	$7,670	$(214)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended June 30, 2019 and 2018
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, March 31, 2018	11,577,394	$116	$109,354	$78,822	$(11,043)	$(3,747)	$173,502

Net income				1,526			1,526
Common stock repurchased	(88,900)	(1)	(886)	(581)			(1,468)
Restricted stock award forfeitures	(5,000)	—	—				—
Other comprehensive loss, net of tax						(1,089)	(1,089)
Share-based compensation			259				259
ESOP shares committed to be released			53		164		217

BALANCE, June 30, 2018	11,483,494	$115	$108,780	$79,767	$(10,879)	$(4,836)	$172,947

BALANCE, March 31, 2019	10,992,181	$110	$104,374	$82,436	$(10,385)	$(3,128)	$173,407

Net income				2,079			2,079
Common stock repurchased	(63,000)	(1)	(628)	(392)			(1,021)
Restricted stock award forfeitures	(4,000)	—	—				—
Other comprehensive income, net of tax						1,781	1,781
Share-based compensation			270				270
ESOP shares committed to be released			48		165		213
Cash dividends declared and paid ($0.03 per share)				(328)			(328)

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2019 and 2018
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				3,049			3,049
Common stock repurchased	(297,013)	(3)	(2,966)	(1,884)			(4,853)
Restricted stock award forfeitures	(5,000)	—	—				—
Other comprehensive loss, net of tax						(3,263)	(3,263)
Share-based compensation			532				532
ESOP shares committed to be released			108		329		437

BALANCE, June 30, 2018	11,483,494	$115	$108,780	$79,767	$(10,879)	$(4,836)	$172,947

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				4,286			4,286
Common stock repurchased	(240,837)	(3)	(2,405)	(1,439)			(3,847)
Restricted stock award forfeitures	(4,000)	—	—				—
Other comprehensive income, net of tax						3,384	3,384
Share-based compensation			553				553
ESOP shares committed to be released			91		329		420
Cash dividends declared and paid ($0.06 per share)				(659)			(659)

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,286	$3,049
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	667	662
Amortization and accretion of premiums and discounts on investments, net	920	965
Amortization (accretion) of deferred loan fees, net	486	(78)
Amortization of mortgage servicing rights, net	119	92
Additions to mortgage servicing rights, net	(27)	(98)
Net (decrease) increase on the valuation allowance on mortgage servicing rights	(3)	—
Provision for loan losses	590	705
Allocation of ESOP shares	420	437
Share-based compensation	553	532
Gain on sale of loans, net	(175)	(317)
Gain on sale of securities available for sale, net	(57)	(108)
Gain on sale of securities held to maturity, net	—	(27)
Increase in cash surrender value of life insurance, net	(288)	(298)
Origination of loans held for sale	(10,432)	(11,684)
Proceeds from loans held for sale	8,091	11,227
Change in assets and liabilities:
Increase in accrued interest receivable	(46)	(154)
Increase in prepaid expenses and other assets	(3,606)	(147)
(Decrease) increase in accrued interest payable	(132)	49
Increase in accrued expenses and other liabilities	6,996	1,406

Net cash from operating activities	8,362	6,213

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(37,681)
Proceeds from maturities, calls, and principal repayments of securities available for sale	12,860	13,348
Proceeds from sales of securities available for sale	3,558	54,704
Proceeds from maturities, calls, and principal repayments of securities held to maturity	5,433	5,542
Proceeds from sales of securities held to maturity	—	2,702
Redemption of FHLB stock	154	502
Proceeds from sale of real estate owned and repossessed assets	—	46
Net increase in loans receivable	(11,182)	(42,958)
Purchase of premises and equipment, net	(131)	(1,712)

Net cash from investing activities	10,692	(5,507)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(6,995)	$8,294
Net decrease in FHLB short-term advances	(5,215)	(17,829)
Net increase (decrease) in advances from borrowers for taxes and insurance	161	(235)
Dividends paid	(659)	—
Repurchase of common stock	(3,847)	(4,853)

Net cash from financing activities	(16,555)	(14,623)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,499	(13,917)

CASH AND CASH EQUIVALENTS, beginning of period	26,323	36,801

CASH AND CASH EQUIVALENTS, end of period	$28,822	$22,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,151	$3,947

Income taxes	$990	$250

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$4,286	$(4,127)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$160	$102

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year from June 30 to December 31 effective December 31, 2017. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU requires a lessee to recognize on the balance sheet assets

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update is effective for interim and annual periods beginning after December 15, 2018. The adoption of ASU No. 2016-02 effective January 1, 2019 resulted in a right-of-use asset and corresponding lease obligation liability of $3,919,000. The Corporation chose the effective date as the date of initial application. Consequently, prior period financial information has not been updated or restated. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities on the June 30, 2019, consolidated balance sheet.

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

Recently issued accounting pronouncements not yet adopted

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
Additional updates were issued in ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging (Topic 825), Financial Instruments. This ASU clarifies and improves guidance related to the previously issued standards on credit losses, hedging and recognition and measurement of financial instruments. The amendments provide entities with various measurement alternatives and policy elections related to accounting for credit losses and accrued interest receivable balances. Entities are also able to elect a practical expedient to separately disclose the total amount of accrued interest included in the amortized cost basis as a single balance to meet certain disclosure requirements. The amendments clarify that the estimated allowance for credit losses should include all expected recoveries of financial assets and trade receivables that were previously written off and expected to be written off. The amendments also allow entities to use projections of future interest rate environments when using a discounted cash flow method to measure expected credit losses on variable-rate financial instruments.
In addition, new updates were issued through ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This amendment allows entities to elect the fair value option on certain financial instruments. On adoption, an entity is allowed to irrevocably elect the fair value option on an instrument-by-instrument basis. This alternative is available for all instruments in the scope of Subtopic 326-20 except for existing held-to-maturity debt securities. If an entity elects the fair value option, the difference between the instrument’s fair value and carrying amount is recognized as a cumulative-effect adjustment.
The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of this ASU will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$881	$51	$—	$932
U.S. government agency issued asset-backed securities (ABS agency)	25,995	—	(559)	25,436
Corporate issued asset-backed securities (ABS corporate)	37,877	—	(667)	37,210
Corporate issued debt securities (Corporate debt)	9,986	—	(504)	9,482
U.S. Small Business Administration securities (SBA)	31,865	151	(41)	31,975
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	135,337	499	(597)	135,239
Corporate issued mortgage-backed securities (MBS corporate)	9,841	3	(67)	9,777

Total securities available for sale	$251,782	$704	$(2,435)	$250,051

Held to Maturity
Municipal bonds	$7,080	$71	$—	$7,151
SBA	144	—	—	144
Mortgage-backed securities:
MBS agency	30,766	639	(25)	31,380

Total securities held to maturity	$37,990	$710	$(25)	$38,675

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
ABS agency	$—	$—	$(559)	$25,436	$(559)	$25,436
ABS corporate	—	—	(667)	37,210	(667)	37,210
Corporate debt	(136)	4,864	(368)	4,618	(504)	9,482
SBA	—	—	(41)	9,146	(41)	9,146
Mortgage-backed securities:
MBS agency	—	—	(597)	82,736	(597)	82,736
MBS corporate	—	—	(67)	7,259	(67)	7,259

Total available for sale	$(136)	$4,864	$(2,299)	$166,405	$(2,435)	$171,269

Held to Maturity
Mortgage-backed securities:
MBS agency	—	—	(25)	13,782	(25)	13,782

Total held to maturity	$—	$—	$(25)	$13,782	$(25)	$13,782

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2019 and December 31, 2018, there were 47 and 69 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and six months ended June 30, 2019 and 2018.

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

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,122	7,156	421	425
Due after five through ten years	11,341	11,312	1,768	1,749
Due after ten years	126,715	126,548	28,577	29,206

Total mortgage-backed securities	145,178	145,016	30,766	31,380

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	794	812
Due after five through ten years	28,628	28,143	6,430	6,483
Due after ten years	77,976	76,892	—	—

Total all other investment securities	106,604	105,035	7,224	7,295

Total investment securities	$251,782	$250,051	$37,990	$38,675

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,204	7,089	578	569
Due after five through ten years	11,862	11,637	2,035	1,978
Due after ten years	139,092	135,339	28,669	28,180

Total mortgage-backed securities	158,158	154,065	31,282	30,727

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	734	741
Due after five through ten years	19,564	19,362	6,728	6,743
Due after ten years	91,262	89,540	4,759	4,779

Total all other investment securities	110,826	108,902	12,221	12,263

Total investment securities	$268,984	$262,967	$43,503	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$3,558	$21,845	$3,558	$54,704
Gross realized gains	57	69	57	233
Gross realized losses	—	(83)	—	(125)

During the six months ended June 30, 2018, the Bank sold certain held to maturity investments that had substantially reached maturity, allowing us to sell the securities without tainting the remaining held to maturity securities portfolio. The held-to-maturity designation of the remaining securities is unchanged. Gross proceeds on the sale of these securities totaled $2,702,000 with gross realized gains and losses of $32,000 and $5,000, respectively.

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$331,748	$336,178
Multi-family	68,440	82,331
Commercial real estate	250,250	253,235
Construction and land	63,741	54,102
Total real estate loans	714,179	725,846

Consumer:
Home equity	37,194	37,629
Auto and other consumer	112,583	87,357
Total consumer loans	149,777	124,986

Commercial business loans	15,098	18,898

Total loans	879,054	869,730

Less:
Net deferred loan fees	103	292
Premium on purchased loans, net	(4,738)	(3,947)
Allowance for loan losses	9,731	9,533

Total loans receivable, net	$873,958	$863,852

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,441	$769	$2,337	$700	$467	$1,678	$191	$176	$9,759
Provision for loan losses	(25)	(118)	20	11	(22)	416	(20)	(7)	255
Charge-offs	—	—	—	—	—	(362)	—	—	(362)
Recoveries	1	—	—	—	20	58	—	—	79
Ending balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731

	At or For the Six Months Ended June 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for loan losses	117	(111)	68	126	(36)	593	(161)	(6)	590
Charge-offs	—	—	—	—	—	(548)	(4)	—	(552)
Recoveries	3	—	—	—	21	134	2	—	160
Ending balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731

	At June 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731
General reserve	3,381	650	2,347	710	458	1,740	164	169	9,619
Specific reserve	36	1	10	1	7	50	7	—	112

Total loans	$331,748	$68,440	$250,250	$63,741	$37,194	$112,583	$15,098	$—	$879,054
Loans collectively evaluated (1)	328,739	68,331	248,320	63,676	36,793	112,343	14,800	—	873,002
Loans individually evaluated (2)	3,009	109	1,930	65	401	240	298	—	6,052

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$188	$222	$—	$306	$339	$—
Commercial real estate	1,274	1,346	—	1,308	1,374	—
Construction and land	—	—	—	—	1	—
Home equity	57	161	—	330	478	—
Auto and other consumer	(7)	504	—	—	276	—
Commercial business	—	—	—	—	3	—
Total	1,512	2,233	—	1,944	2,471	—

With an allowance recorded:
One-to-four family	2,821	3,088	36	2,810	3,085	35
Multi-family	109	109	1	110	110	1
Commercial real estate	656	656	10	664	663	8
Construction and land	65	99	1	44	71	1
Home equity	344	410	7	297	364	6
Auto and other consumer	247	247	50	244	244	59
Commercial business	298	298	7	445	445	166
Total	4,540	4,907	112	4,614	4,982	276

Total impaired loans:
One-to-four family	3,009	3,310	36	3,116	3,424	35
Multi-family	109	109	1	110	110	1
Commercial real estate	1,930	2,002	10	1,972	2,037	8
Construction and land	65	99	1	44	72	1
Home equity	401	571	7	627	842	6
Auto and other consumer	240	751	50	244	520	59
Commercial business	298	298	7	445	448	166
Total	$6,052	$7,140	$112	$6,558	$7,453	$276

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$189	$3	$246	$5
Commercial real estate	1,278	13	1,288	25
Home equity	55	9	190	17
Auto and other consumer	—	9	—	11
Total	1,522	34	1,724	58

With an allowance recorded:
One-to-four family	2,827	69	2,829	112
Multi-family	109	1	110	3
Commercial real estate	658	8	660	15
Construction and land	66	3	59	3
Home equity	307	8	303	13
Auto and other consumer	311	6	287	9
Commercial business	302	5	315	10
Total	4,580	100	4,563	165

Total impaired loans:
One-to-four family	3,016	72	3,075	117
Multi-family	109	1	110	3
Commercial real estate	1,936	21	1,948	40
Construction and land	66	3	59	3
Home equity	362	17	493	30
Auto and other consumer	311	15	287	20
Commercial business	302	5	315	10
Total	$6,102	$134	$6,287	$223

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2019, was $94,000 and $183,000, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
One-to-four family	$685	$759
Commercial real estate	123	133
Construction and land	65	44
Home equity	148	369
Auto and other consumer	240	245
Commercial business	30	173

Total nonaccrual loans	$1,291	$1,723

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2019 and December 31, 2018.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$685	$—	$100	$785	$330,963	$331,748
Multi-family	—	—	—	—	68,440	68,440
Commercial real estate	—	—	—	—	250,250	250,250
Construction and land	—	—	31	31	63,710	63,741
Total real estate loans	685	—	131	816	713,363	714,179

Consumer:
Home equity	145	—	25	170	37,024	37,194
Auto and other consumer	795	158	15	968	111,615	112,583
Total consumer loans	940	158	40	1,138	148,639	149,777

Commercial business loans	—	—	30	30	15,068	15,098

Total loans	$1,625	$158	$201	$1,984	$877,070	$879,054

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of June 30, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$326,047	$3,761	$1,136	$804	$331,748
Multi-family	68,028	303	109	—	68,440
Commercial real estate	242,070	3,821	3,026	1,333	250,250
Construction and land	62,102	1,527	47	65	63,741
Total real estate loans	698,247	9,412	4,318	2,202	714,179

Consumer:
Home equity	36,119	648	154	273	37,194
Auto and other consumer	110,265	1,668	356	294	112,583
Total consumer loans	146,384	2,316	510	567	149,777

Commercial business loans	13,015	87	1,635	361	15,098

Total loans	$857,646	$11,815	$6,463	$3,130	$879,054

The following table represents the internally assigned grade as of December 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$330,476	$3,767	$957	$978	$336,178
Multi-family	82,221	—	110	—	82,331
Commercial real estate	244,919	6,281	663	1,372	253,235
Construction and land	51,480	2,578	—	44	54,102
Total real estate loans	709,096	12,626	1,730	2,394	725,846

Consumer:
Home equity	36,559	465	123	482	37,629
Auto and other consumer	85,579	1,310	151	317	87,357
Total consumer loans	122,138	1,775	274	799	124,986

Commercial business loans	16,520	1,733	472	173	18,898

Total loans	$847,754	$16,134	$2,476	$3,366	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of June 30, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$685	$331,063	$331,748
Multi-family	—	68,440	68,440
Commercial real estate	123	250,127	250,250
Construction and land	65	63,676	63,741

Consumer:
Home equity	148	37,046	37,194
Auto and other consumer	240	112,343	112,583

Commercial business	30	15,068	15,098

Total loans	$1,291	$877,763	$879,054

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$759	$335,419	$336,178
Multi-family	—	82,331	82,331
Commercial real estate	133	253,102	253,235
Construction and land	44	54,058	54,102

Consumer:
Home equity	369	37,260	37,629
Auto and other consumer	245	87,112	87,357

Commercial business	173	18,725	18,898

Total loans	$1,723	$868,007	$869,730

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Total TDR loans	$3,744	$3,745
Allowance for loan losses related to TDR loans	48	43
Total nonaccrual TDR loans	134	84

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three and six months ended June 30, 2019, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$50	$—	$50

Post-modification outstanding recorded investment
One- to four-family	1	$—	$51	$—	$51

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the six months ended June 30, 2019.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2018.

No additional funds were committed to be advanced in connection with impaired loans at June 30, 2019.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2019			December 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,324	$134	$2,458	$2,358	$84	$2,442
Multi-family	109	—	109	110	—	110
Commercial real estate	656	—	656	663	—	663
Home equity	253	—	253	258	—	258
Commercial business	268	—	268	272	—	272

Total TDR loans	$3,610	$134	$3,744	$3,661	$84	$3,745

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2019 and December 31, 2018, was $87.8 million and $107.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$164,190	0.94%	$143,412	0.74%
Transaction accounts	260,701	0.06%	262,152	0.05%
Money market accounts	251,002	0.43%	273,344	0.43%
Certificates of deposit	257,372	2.11%	261,352	1.86%

	$933,265	0.88%	$940,260	0.77%

Maturities of certificates at the dates indicated are as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Within one year or less	$179,950	$148,119
After one year through two years	50,195	78,966
After two years through three years	14,079	20,934
After three years through four years	4,441	6,759
After four years through five years	8,707	6,574
After five years	—	—

	$257,372	$261,352

Brokered certificates of deposits of $13.7 million are included in the June 30, 2019, certificate of deposits total. As needed, we will increase our portfolio of these brokered deposits as a source of additional funding in future periods.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deposits at June 30, 2019 and December 31, 2018, included $56.2 million and $80.0 million, respectively, in public fund deposits. Investment securities with a carrying value of $43.1 million and $47.6 million were pledged as collateral for these deposits at June 30, 2019 and December 31, 2018, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Savings	$372	$28	$688	$44
Transaction accounts	36	9	72	13
Insured money market accounts	313	282	633	497
Certificates of deposit	1,347	806	2,599	1,556

	$2,068	$1,125	$3,992	$2,110

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

The effective tax rates were 18.9% and 18.5% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2019 and 2018 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Numerator:
Net income	$2,079	$1,526	$4,286	$3,049

Denominator:
Basic weighted average common shares outstanding	9,856,423	10,329,680	9,916,423	10,412,704
Dilutive restricted stock grants	100,664	126,666	90,907	120,526
Diluted weighted average common shares outstanding	9,957,087	10,456,346	10,007,330	10,533,230

Basic earnings per share	$0.21	$0.15	$0.43	$0.29

Diluted earnings per share	$0.21	$0.15	$0.43	$0.29

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of June 30, 2019 and 2018, there were 820,556 and 873,445 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were no restricted stock award anti-dilutive shares at June 30, 2019 and 2018, respectively.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An annual principal and interest payment of $835,000 was made by the ESOP during the six months ended June 30, 2019.

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

Compensation expense related to the ESOP for the three months ended June 30, 2019 and 2018, was $120,000 and $217,000, respectively. For the six months ended June 30, 2019 and 2018 compensation expense related to the ESOP was $327,000 and $437,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Allocated shares	227,473	174,584
Committed to be released shares	—	26,442
Unallocated shares	820,556	847,003

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$13,334	$12,561

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At June 30, 2019, there were 1,316,550 total shares available for grant under the 2015 EIP, including 76,014 shares available to be granted as restricted stock.

During the three and six months ended June 30, 2019 and 2018, no shares of restricted stock were awarded and no stock options were granted. Awarded shares of restricted stock vest ratably over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over five years.

For the three months ended June 30, 2019 and 2018, total compensation expense for the 2015 EIP was $270,000 and $259,000, respectively. For the six months ended June 30, 2019 and 2018, total compensation expense for the 2015 EIP was $553,000 and $532,000, respectively.

Included in the above compensation expense for the three months ended June 30, 2019 and 2018, was directors' compensation of $85,000 and $85,000, respectively. For the six months ended June 30, 2019 and 2018, directors' compensation was $170,000 and $170,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Three Months Ended
	June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2019	290,600	$13.72
Granted	—	—
Vested	—	—
Forfeited	(4,000)	16.07

Non-vested at June 30, 2019	286,600	13.69

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Six Months Ended
	June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	290,600	$13.72
Granted	—	—
Vested	—	—
Canceled (1)	—	—
Forfeited	(4,000)	16.07

Non-vested at June 30, 2019	286,600	13.69

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2019, there was $2.9 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.84 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$932	$—	$932
ABS agency	—	25,436	—	25,436
ABS corporate	—	37,210	—	37,210
Corporate debt	—	9,482	—	9,482
SBA	—	31,975	—	31,975
MBS agency	—	135,239	—	135,239
MBS corporate	—	9,777	—	9,777
	$—	$250,051	$—	$250,051

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$869	$—	$869
ABS agency	—	25,752	—	25,752
ABS corporate	—	36,723	—	36,723
Corporate debt	—	9,888	—	9,888
SBA	—	35,670	—	35,670
MBS agency	—	143,455	—	143,455
MBS corporate	—	10,610	—	10,610
	$—	$262,967	$—	$262,967

Assets and liabilities measured at fair value on a nonrecurring basis - Assets are considered to be valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheets. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements that require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,052	$6,052

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,558	$6,558

At June 30, 2019 and December 31, 2018, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$28,822	$28,822	$28,822	$—	$—
Investment securities available for sale	250,051	250,051	—	250,051	—
Investment securities held to maturity	37,990	38,675	—	38,675	—
Loans held for sale	2,516	2,516	—	2,516	—
Loans receivable, net	873,958	856,059	—	—	856,059
FHLB stock	6,773	6,773	—	6,773	—
Accrued interest receivable	4,094	4,094	—	4,094	—
Mortgage servicing rights, net	955	1,934	—	—	1,934

Financial liabilities
Demand deposits	$675,893	$675,893	$675,893	$—	$—
Time deposits	257,372	257,629	—	257,629	—
Borrowings	131,337	132,099	—	132,099	—
Accrued interest payable	389	389	—	389	—

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

Loans receivable, net - At June 30, 2019, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income:
Loan fees (1)	$482	$132	$721	$257
Deposit fees	463	369	910	761
Debit interchange income	27	37	49	69
Credit card interchange income	457	447	859	853
Investment securities gain (loss), net (1)	57	13	57	135
Gain on loan sales, net (1)	88	150	175	317
Increase in cash surrender value of BOLI (1)	145	149	288	298
Other income:
Investment services revenue	60	83	108	157
Gain or loss on subsidiary (1)	18	18	32	32
Remaining other income	6	7	15	8
Total other income	84	108	155	197

Total noninterest income	$1,803	$1,405	$3,214	$2,887

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

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, as well as engaging in indirect auto lending and auto loan purchase programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell loans into the secondary market to increase noninterest income and improve our interest rate risk, or we may retain loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets. Total assets were $1.26 billion at both June 30, 2019 and December 31, 2018.

Total loans, excluding loans held for sale, increased $9.3 million to $879.1 million at June 30, 2019, from $869.7 million at December 31, 2018, a result of new loan originations and loan purchases partially offset by loan sales and repayment activity. Growth in auto and other consumer and construction and land loans of $25.2 million and $9.6 million, respectfully, was partially offset by decreases in multi-family, one- to four-family residential, commercial business, commercial real estate, and home equity loans of $13.9 million, $4.4 million, $3.8 million, $3.0 million, and $435,000, respectively. Loan growth was muted during the most recent quarter with some unexpected early repayments within our multi-family loan portfolio coupled with strong competition for quality commercial credits and our continuing efforts to originate one- to-four family residential loans for sale.

Construction and land loans increased 17.7% to $63.7 million at June 30, 2019, from $54.1 million at December 31, 2018. The majority of our construction loans are geographically disbursed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage all of our construction lending by utilizing a licensed third party vendor to assist us in monitoring our construction projects.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. We have seen a slowing of construction lending, which has resulted in a decline in construction and land loan commitments. While we continue to focus on construction loan origination activity, we may see a decline in outstanding construction loan balances over time if we are unable to source quality construction loans to replace completed projects. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve our earnings potential over time while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2019	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$12,814	$18,938	$406	$32,158
Multi-family residential	—	43,958	—	43,958
Commercial real estate	7,717	10,915	—	18,632
Total commitment	$20,531	$73,811	$406	$94,748

Construction Funds Disbursed
One- to four-family residential	$6,053	$7,197	$55	$13,305
Multi-family residential	—	31,877	—	31,877
Commercial real estate	2,143	8,675	—	10,818
Total disbursed	$8,196	$47,749	$55	$56,000

Undisbursed Commitment
One- to four-family residential	$6,761	$11,741	$351	$18,853
Multi-family residential	—	12,081	—	12,081
Commercial real estate	5,574	2,240	—	7,814
Total undisbursed	$12,335	$26,062	$351	$38,748

Land Funds Disbursed
One- to four-family residential	$5,331	$2,130	$—	$7,461
Commercial real estate	—	280	—	280
Total disbursed for land	$5,331	$2,410	$—	$7,741

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2018	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,814	$18,550	$—	$35,364
Multi-family residential	—	45,313	—	45,313
Commercial real estate	1,868	20,147	—	22,015
Total Commitment	$18,682	$84,010	$—	$102,692

Construction Funds Disbursed
One- to four-family residential	$8,321	$8,998	$—	$17,319
Multi-family residential	—	17,348	—	17,348
Commercial real estate	1,584	9,424	—	11,008
Total disbursed	$9,905	$35,770	$—	$45,675

Undisbursed Commitment
One- to four-family residential	$8,493	$9,552	$—	$18,045
Multi-family residential	—	27,965	—	27,965
Commercial real estate	284	10,723	—	11,007
Total undisbursed	$8,777	$48,240	$—	$57,017

Land Funds Disbursed
One- to four-family residential	$6,124	$2,023	$—	$8,147
Commercial real estate	—	280	—	280
Total disbursed for land	$6,124	$2,303	$—	$8,427

During the six months ended June 30, 2019, the Company originated $70.6 million of loans, of which $32.5 million, or 46.0%, were originated in the Puget Sound region of Washington, $36.0 million, or 50.9%, in the North Olympic Peninsula, and $2.2 million, or 3.1%, in other areas in Washington. The Company purchased an additional $34.6 million in loans, mainly specialty auto loans of $28.4 million, during the six months ended June 30, 2019.

Our allowance for loan losses increased $198,000, or 2.1%, to $9.7 million at June 30, 2019, from $9.5 million at December 31, 2018, mainly as a result of loan growth. The allowance for loan losses as a percentage of total loans remained at 1.1% at both June 30, 2019 and December 31, 2018.

Nonperforming loans decreased $432,000, or 25.1%, to $1.3 million at June 30, 2019, from $1.7 million at December 31, 2018, mainly attributable to a decreases in nonperforming home equity loans of $221,000 and commercial business loans of $143,000. Nonperforming loans to total loans decreased to 0.1% at June 30, 2019 from 0.2% at December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans increased to 753.8% at June 30, 2019, from 553.3% at December 31, 2018, and classified loans decreased $236,000 to $3.1 million at June 30, 2019, from $3.4 million at December 31, 2018.

At June 30, 2019, there were $3.7 million in restructured loans, of which $3.6 million were performing in accordance with their modified payment terms and returned to accrual status.

Asset quality remains strong with net loan charge-offs concentrated mainly in our auto loan portfolio. We have adjusted our indirect auto loan product offerings in an effort to improve credit quality and reduce future charge-off activity. We continue to monitor and make changes to the indirect auto loan program in order to prudently balance risk and return within the auto loan portfolio. We believe that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of June 30, 2019.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$331,748	$336,178
Multi-family	68,440	82,331
Commercial real estate	250,250	253,235
Construction and land	63,741	54,102
Total real estate loans	714,179	725,846

Consumer:
Home equity	37,194	37,629
Auto and other consumer	112,583	87,357
Total consumer loans	149,777	124,986

Commercial business loans	15,098	18,898

Total loans	879,054	869,730
Less:
Net deferred loan fees	103	292
Premium on purchased loans, net	(4,738)	(3,947)
Allowance for loan losses	9,731	9,533
Loans receivable, net	$873,958	$863,852

The following table represents nonperforming assets at the dates indicated.

	June 30, 2019	December 31, 2018
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$685	$759
Commercial real estate	123	133
Construction and land	65	44

Total real estate loans	873	936

Consumer loans:
Home equity	148	369
Other	240	245

Total consumer loans	388	614

Commercial business	30	173

Total nonperforming loans	1,291	1,723

Real estate owned:
Land	72	72

Total real estate owned	72	72

Repossessed assets	19	52

Total nonperforming assets	$1,382	$1,847

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%

Total investment securities decreased $18.4 million, or 6.0%, to $288.0 million at June 30, 2019, from $306.5 million at December 31, 2018, due to sales, calls, and normal repayment activity. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $175.8 million at June 30, 2019, or 61.0% of the investment securities portfolio, a decrease during the year of $9.5 million, or 5.2%, from $185.3 million at December 31, 2018. Other investment securities, including municipal bonds and other asset-backed securities, were $112.3 million at June 30, 2019, or 39.0% of the investment securities portfolio, a decrease of $8.9 million from $121.1 million at December 31, 2018. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 4.6 years as of June 30, 2019, and 5.0 years as of December 31, 2018, and had an estimated average repricing term of 3.3 years as of June 30, 2019, and 3.7 years as of December 31, 2018, based on the interest rate environment at those times.

The investment portfolio was comprised of 92.4% in amortizing securities at June 30, 2019 and 91.6% at December 31, 2018. As a result, the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $5.2 million to $1.08 billion at June 30, 2019, from $1.09 billion at December 31, 2018, primarily the result of growth in the deposit account balances and accrued expenses and other liabilities. FHLB borrowings decreased by $5.3 million, to $131.3 million at June 30, 2019, as strong deposit growth alleviated the need to borrow. We may continue to utilize both FHLB short-term advances and FHLB overnight borrowings to manage liquidity.

Deposit balances decreased $7.0 million, or 0.7%, to $933.3 million at June 30, 2019, from $940.3 million at December 31, 2018, which was primarily due to a decrease in money market accounts of $22.3 million, partially offset by an increase in savings accounts of $20.8 million. Our promotional savings product carries a twelve month rate guarantee that provides greater flexibility in the event the rate environment remains stable or decreases within the next 12 to 24 months. We anticipate that robust competition for deposits with other financial institutions and financial intermediaries will continue in our markets affecting our cost of funds. During the most recent quarter, we began actively utilizing brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds more effectively, reduce our reliance on public funds deposits, and become more selective when competing on rate. At June 30, 2019, we had $13.7 million in brokered CDs included in our balance of certificates of deposit.

Equity. Total shareholders' equity increased $4.1 million during the year to $176.4 million at June 30, 2019, mainly the result of net income of $4.3 million and an increase in the value of our available-for-sale securities portfolio, resulting in a $3.4 million decrease in our accumulated other comprehensive loss, net of tax. These increases were partially offset by a $3.8 million decrease due to the repurchase of shares of common stock during the quarter.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

General. Net income increased $553,000, or 36.2%, to $2.1 million for the three months ended June 30, 2019, compared to net income of $1.5 million for the three months ended June 30, 2018. The increase in net income was primarily due to an increase in noninterest income from early prepayment fees on loans.

Net Interest Income. Net interest income increased $137,000 to $9.3 million for the three months ended June 30, 2019, from $9.2 million for the three months ended June 30, 2018, mainly as the result of an increase in interest income on loans receivable, partially offset by an increase in deposit costs. The yield on average interest-earning assets increased 18 basis points to 4.14% for the three months ended June 30, 2019, compared to 3.96% for the same period in the prior year, due primarily to an increase in the average balance of loans receivable coupled with a decrease in the average balance of investment securities. We continued to increase our concentration of loans receivable as a percentage of interest-earning assets.

The average cost of interest-bearing liabilities increased 37 basis points to 1.33% for the three months ended June 30, 2019, compared to 0.96% for the same period last year, due primarily to increases in the average balance and cost of deposits.

Due to the average cost of interest-bearing liabilities increasing at a faster pace than our interest-earning assets, the net interest margin decreased twelve basis points to 3.10% for the three months ended June 30, 2019, from 3.22% for the same period in 2018.

The $137,000 increase in net interest income during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due to a combination of an increase of $724,000 as a result of an increase in volume, and a decrease of $587,000 due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $810,000 due to an increase in average volumes and $331,000 due to increases in rates; however, this increase was mostly offset by a $1.0 million increase in the cost of interest-bearing liabilities attributable to increased rates. The cost of savings and certificates of deposits were the main drivers of the increase in interest expense, contributing and increase of $328,000 and $466,000, respectively, due to rates. Management has expanded its use of funding sources during the most recent quarter to include brokered CDs, and continues to focus on expanding its net interest margin. While establishing a stronger pricing discipline over loans and deposits is one of our strategies, we expect margin compression to continue as a result of economic conditions affecting our business, such as a continued flat yield curve and low interest rate environment.

Interest Income. Total interest income increased $1.1 million, or 9.9%, to $12.4 million for the three months ended June 30, 2019, from $11.3 million for the comparable period in 2018, primarily due to an increase in the average balance of, and yields earned on, loans receivable. Interest and fees on loans receivable increased $1.1 million, to $10.1 million for the three months ended June 30, 2019, from $9.0 million for the three months ended June 30, 2018, due primarily to an increase in the average balance of net loans receivable of $73.5 million compared to the prior year. Average loan yields increased 15 basis points to 4.57% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as we continued to increase our balance of higher yielding loans, including auto and consumer lending through our indirect and purchased auto loan programs. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as construction, commercial business, and home equity lines of credit.

Interest income on investment securities decreased $4,000 to $969,000 for the three months ended June 30, 2019, compared to $973,000 for the three months ended June 30, 2018, due to an $8.9 million decrease in the average balance, partially offset by a 23 basis point increase in average yield during the quarter, compared to the same period in 2018. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended June 30, 2019 decreased $45,000, or 3.6%, compared to the three months ended June 30, 2018, the result of a decrease of $7.5 million in average balance, partially offset by a 2 basis point increase in average yield.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2019		2018		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$883,290	4.57%	$809,839	4.42%	$1,141
Investment securities	116,496	3.33	125,442	3.10	(4)
Mortgage-backed securities	178,878	2.67	186,385	2.65	(45)
FHLB stock	7,066	4.98	7,605	4.10	10
Interest-bearing deposits in banks	13,118	1.77	9,111	1.80	17
Total interest-earning assets	$1,198,848	4.14	$1,138,382	3.96	$1,119

Interest Expense. Total interest expense increased $982,000, or 46.3%, to $3.1 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018, due to an 83.8% increase in deposit costs, and a 3.9% increase in borrowing costs. Deposit costs increased for the three months ended June 30, 2019, due to increased interest rates and customers transferring deposits into higher-yielding accounts. The average balance of interest-bearing deposits increased $62.6 million, or 8.5%, to $795.8 million for the three months ended June 30, 2019, from $733.1 million for the three months ended June 30, 2018, as we continued to target growth in deposits in new and existing market areas. During the three months ended June 30, 2019, the average balance and related cost of savings accounts increased $58.0 million and 80 basis points, respectfully, compared to the same period in 2018, the result of a savings promotion targeting growth in newer markets. During the same period, as compared to 2018, the average balance of certificates of deposit balances grew $22.0 million with an increase in the average rate paid of 72 basis points, as a result of our customers placing more money into higher-yielding certificates of deposit as rates have increased. During the three months ended June 30, 2019, the average balance of money market accounts decreased $19.6 million compared to the same period in the prior year, as customers moved money into higher-yielding accounts at other financial institutions or into higher-yielding certificates of deposit and savings accounts at First Federal. The average cost of all deposit products increased to 1.04% for the three months ended June 30, 2019, from 0.61% for the three months ended June 30, 2018, as we paid higher rates to attract new and retain existing deposit balances and customer relationships. Borrowing costs increased due primarily to an increase in the average rate paid of 39 basis points during the most recent quarter as compared to the same period in 2018.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2019		2018		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$163,106	0.91%	$105,067	0.11%	$344
Transaction accounts	115,914	0.12	113,666	0.03	27
Money market accounts	257,548	0.49	277,186	0.41	31
Certificates of deposit	259,203	2.08	237,216	1.36	541
Borrowings	138,643	2.99	153,362	2.60	39
Total interest-bearing liabilities	$934,414	1.33	$886,497	0.96	$982

Provision for Loan Losses. The provision for loan losses was $255,000 during the three months ended June 30, 2019, primarily due to charge-off activity in our auto and consumer loan portfolio related to our indirect auto loan portfolio, and $395,000 for the three months ended June 30, 2018.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$255	$395
Net charge-offs	(283)	(97)
Allowance for loan losses	9,731	9,282
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,291	2,062
Allowance for loan losses as a percentage of nonaccrual loans at end of period	753.8%	450.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$879,054	$828,229

Noninterest Income. Noninterest income increased $398,000, or 28.3%, to $1.8 million for the three months ended June 30, 2019, from $1.4 million for the three months ended June 30, 2018, primarily due to an increase in loan and deposit service fees, as noted above.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,375	$915	$460	50.3%
Mortgage servicing fees, net of amortization	54	70	(16)	(22.9)
Net gain on sale of loans	88	150	(62)	(41.3)
Net gain on sale of investment securities	57	13	44	338.5
Increase in cash surrender value of bank-owned life insurance	145	149	(4)	(2.7)
Other income	84	108	(24)	(22.2)
Total noninterest income	$1,803	$1,405	$398	28.3%

Noninterest Expense. Noninterest expense decreased slightly during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, as we continued to strive for better efficiencies and cost management in the absence of new branching initiatives.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,753	$4,745	$8	0.2%
Data processing	667	677	(10)	(1.5)
Occupancy and equipment	1,140	1,127	13	1.2
Supplies, postage, and telephone	242	243	(1)	(0.4)
Regulatory assessments and state taxes	195	155	40	25.8
Advertising	229	290	(61)	(21.0)
Professional fees	331	458	(127)	(27.7)
FDIC insurance premium	77	79	(2)	(2.5)
Other	638	524	114	21.8
Total	$8,272	$8,298	$(26)	(0.3)%

Provision for Income Tax. An income tax expense of $493,000 was recorded for the three months ended June 30, 2019, compared to $345,000 for the three months ended June 30, 2018, generally due to an increase in income before taxes of $701,000. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018

General. Net income increased $1.2 million, or 40.6%, to $4.3 million for the six months ended June 30, 2019, compared to net income of $3.0 million for the six months ended June 30, 2018, primarily due to an increase in net interest income coupled with a decrease in noninterest expenses.

Net Interest Income. Net interest income increased $605,000 to $18.7 million for the six months ended June 30, 2019, from $18.1 million for the six months ended June 30, 2018. This increase was mainly the result of a change in the mix of earning assets, with a decrease in the investment portfolio and an increase in loans receivable, combined with changes in the yield curve, which resulted in higher yields on all interest-earning assets as highlighted in the following table. The yield on average interest-earning assets increased 25 basis points to 4.14% for the six months ended June 30, 2019, compared to 3.89% for the same period in the prior year.

The net interest margin decreased six basis points to 3.13% for the six months ended June 30, 2019, from 3.19% for the same period in 2018. While we experienced a 25 basis point increase in asset yields, our cost of interest-bearing liabilities increased 39 basis points, reducing our net interest rate spread and net interest margin.

Of the $605,000 increase in net interest income during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, $1.5 million was the result of an increase in volume, partially offset by $867,000 due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $1.7 million due to an increase in average volumes and $786,000 due to increases in rates for a total of $2.5 million.

The average cost of interest-bearing liabilities increased to 1.29% for the six months ended June 30, 2019, compared to 0.90% for the same period last year, due primarily to promotional rates on, and increases in the average balance of, savings accounts and certificates of deposit used to attract and retain deposits.

Interest Income. Total interest income increased $2.6 million, or 11.9%, to $24.8 million for the six months ended June 30, 2019, from $22.1 million for the comparable period in 2018, primarily due to an increase in the average balance of and yields earned on loans receivable. Interest and fees on loans receivable increased $2.5 million, to $20.0 million for the six months ended June 30, 2019, from $17.5 million for the six months ended June 30, 2018, due primarily to an increase in the average balance of net loans receivable of $77.8 million compared to the prior year. Average loan yields increased 18 basis points to 4.57% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as we continued to increase our balance of higher yielding loans, such as auto, commercial real estate and multi-family. We also benefited from increases in short-term interest rates on our adjustable rate loans, such as commercial business and home equity lines of credit.

Interest income on investment securities increased $144,000, or 7.8% to $2.0 million for the six months ended June 30, 2019, compared to $1.8 million for the six months ended June 30, 2018, due to an increase in average yield of 49 basis points partially offset by a decrease in the average balance of $10.6 million compared to the same period in 2018. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the six months ended June 30, 2019 decreased $85,000 compared to the six months ended June 30, 2018, reflecting an $11.3 million decrease in the average balance partially offset by an increase in yield of 7 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2019		2018		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$877,095	4.57%	$799,288	4.39%	$2,490
Investment securities	118,423	3.34	128,963	2.85	144
Mortgage-backed securities	181,297	2.70	192,645	2.63	(85)
FHLB stock	6,955	5.06	7,419	3.69	39
Interest-bearing deposits in banks	12,495	2.00	10,123	1.70	39
Total interest-earning assets	$1,196,265	4.14	$1,138,438	3.89	$2,627

Interest Expense. Total interest expense increased $2.0 million, or 50.6%, to $6.0 million for the six months ended June 30, 2019, compared to $4.0 million for the six months ended June 30, 2018, due to an increase in deposit costs of $1.9 million, or 89.2%, and an increase in borrowing costs of $140,000, or 7.4%. Deposit costs increased for the six months ended June 30, 2019, due to a combination of promotional products and higher rates needed to compete to attract new and retain existing deposit customers. We also experienced disintermediation as existing customers transferred all or a portion of existing, lower-rate deposit accounts into higher-yielding certificates of deposit and other accounts. The average balance of interest-bearing deposits increased $63.0 million, or 8.6%, to $795.2 million for the six months ended June 30, 2019, from $732.2 million for the six months ended June 30, 2018, as we continued to target growth in deposits in new and existing market areas.

During the six months ended June 30, 2019, the cost of savings accounts increased mainly due to an increase in average balance of $51.8 million and an increase in the average rate paid of 79 basis points, and the cost of certificates of deposit increased due to an increase in average balance of $20.1 million and an increase in the average rate paid of 71 basis points, compared to the six months ended June 30, 2018. During the same period, the average balance of money market accounts declined $10.2 million while the average balance of transaction accounts remained relatively stable with a modest $1.4 million increase. The average cost of all deposit products increased to 1.00% for the six months ended June 30, 2019, from 0.58% for the six months ended June 30, 2018. Borrowing costs increased primarily due to a 48 basis point increase in average rates paid, partially offset by a decrease in the average balance of $14.7 million.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2019		2018		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$158,398	0.87%	$106,610	0.08%	$644
Transaction accounts	115,358	0.12	113,933	0.02	59
Money market accounts	262,747	0.48	272,991	0.36	136
Certificates of deposit	258,737	2.01	238,687	1.30	1,043
Borrowings	136,545	2.97	151,243	2.49	140
Total interest-bearing liabilities	$931,785	1.29	$883,464	0.90	$2,022

Provision for Loan Losses. The provision for loan losses was $590,000 during the six months ended June 30, 2019, primarily due to charge-off activity related to our indirect auto loan portfolio, and was $705,000 for the six months ended June 30, 2018, also due to charge-off activity in our auto portfolio as well as a specific reserve taken for a commercial business loan.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$590	$705
Net charge-offs	(392)	(183)
Allowance for loan losses	9,731	9,282
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,291	2,062
Allowance for loan losses as a percentage of nonaccrual loans at end of period	753.8%	450.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$879,054	$828,229

Noninterest Income. Noninterest income increased $327,000, or 11.3%, to $3.2 million for the six months ended June 30, 2019, from $2.9 million for the six months ended June 30, 2018, mainly the result of an increase in loan and deposit service fees related to the early prepayment of commercial and multi-family real estate loans as well as an increase in deposit fees related to changes in our account offerings.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,440	$1,808	$632	35.0%
Mortgage servicing fees, net of amortization	99	132	(33)	(25.0)
Net gain on sale of loans	175	317	(142)	(44.8)
Net gain on sale of investment securities	57	135	(78)	(57.8)
Increase in cash surrender value of bank-owned life insurance	288	298	(10)	(3.4)
Other income	155	197	(42)	(21.3)
Total noninterest income	$3,214	$2,887	$327	11.3%

Noninterest Expense. Noninterest expense decreased $501,000, or 3.0%, to $16.1 million for the six months ended June 30, 2019, compared to $16.6 million for the six months ended June 30, 2018, primarily as a result of a decrease in advertising costs and compensation and benefits. We received a $441,000 credit from our health insurance carrier as a result of a lower than anticipated claims experience level during the most recent plan year, $391,000 of which partially offset compensation and benefits expense during the six months ended June 30, 2019, and $50,000 of which is being held for the benefit of our employees to help offset the burden of future insurance premium increases. Advertising expenses were lower as a result of a combination of advertising expenses incurred during the six months ended June 30, 2018 related to the opening of our Bainbridge Island branch that were not incurred during the same period in 2019, as well as managing the determination and timing of current advertising and promotional expenses for the current year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,326	$9,556	$(230)	(2.4)%
Data processing	1,298	1,305	(7)	(0.5)
Occupancy and equipment	2,248	2,229	19	0.9
Supplies, postage, and telephone	470	474	(4)	(0.8)
Regulatory assessments and state taxes	364	281	83	29.5
Advertising	372	614	(242)	(39.4)
Professional fees	629	780	(151)	(19.4)
FDIC insurance premium	154	155	(1)	(0.6)
Other	1,211	1,179	32	2.7
Total	$16,072	$16,573	$(501)	(3.0)%

Provision for Income Tax. An income tax expense of $1.0 million was recorded for the six months ended June 30, 2019, compared to $691,000 for the six months ended June 30, 2018, generally due to an increase in income before taxes of $1.5 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2019 and 2018. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At June 30, 2019	Three Months Ended June 30,						Six Months Ended June 30,
		2019			2018			2019			2018
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.72%	$883,290	$10,093	4.57%	$809,839	$8,952	4.42%	$877,095	$20,025	4.57%	$799,288	$17,535	4.39%
Investment securities	4.38	116,496	969	3.33	125,442	973	3.10	118,423	1,979	3.34	128,963	1,835	2.85
Mortgage-backed securities	2.61	178,878	1,192	2.67	186,385	1,237	2.65	181,297	2,449	2.70	192,645	2,534	2.63
FHLB dividends	5.20	7,066	88	4.98	7,605	78	4.10	6,955	176	5.06	7,419	137	3.69
Interest-bearing deposits in banks	1.79	13,118	58	1.77	9,111	41	1.80	12,495	125	2.00	10,123	86	1.70
Total interest-earning assets (2)	4.32	1,198,848	12,400	4.14	1,138,382	11,281	3.96	1,196,265	24,754	4.14	1,138,438	22,127	3.89

Interest-bearing liabilities:
Savings accounts	0.94	$163,106	$372	0.91	$105,067	28	0.11	$158,398	$688	0.87	$106,610	44	0.08
Transaction accounts	0.06	115,914	36	0.12	113,666	9	0.03	115,358	72	0.12	113,933	13	0.02
Money market accounts	0.43	257,548	313	0.49	277,186	282	0.41	262,747	633	0.48	272,991	497	0.36
Certificates of deposit	2.11	259,203	1,347	2.08	237,216	806	1.36	258,737	2,599	2.01	238,687	1,556	1.30
Total deposits	0.88	795,771	2,068	1.04	733,135	1,125	0.61	795,240	3,992	1.00	732,221	2,110	0.58
Borrowings	2.84	138,643	1,036	2.99	153,362	997	2.60	136,545	2,026	2.97	151,243	1,886	2.49
Total interest-bearing liabilities	1.12	934,414	3,104	1.33	886,497	2,122	0.96	931,785	6,018	1.29	883,464	3,996	0.90

Net interest income			$9,296			$9,159			$18,736			$18,131
Net interest rate spread	3.20			2.81			3.00			2.85			2.99
Net earning assets		$264,434			$251,885			$264,480			$254,974
Net interest margin (3)				3.10			3.22			3.13			3.19
Average interest-earning assets to average interest-bearing liabilities		128.3%			128.4%			128.4%			128.9%

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

	Three Months Ended			Six Months Ended
	June 30, 2019 vs. 2018			June 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans receivable, net	$810	$331	$1,141	$1,704	$786	$2,490
Investments	(123)	74	(49)	(298)	357	59
FHLB stock	(6)	16	10	(9)	48	39
Other(1)	18	(1)	17	20	19	39
Total interest-earning assets	$699	$420	$1,119	$1,417	$1,210	$2,627

Interest-bearing liabilities:
Savings accounts	$16	$328	$344	$21	$623	$644
Interest-bearing transaction accounts	—	27	27	—	59	59
Money market accounts	(20)	51	31	(20)	156	136
Certificates of deposit	75	466	541	127	916	1,043
Borrowings	(96)	135	39	(183)	323	140
Total interest-bearing liabilities	$(25)	$1,007	$982	$(55)	$2,077	$2,022

Net change in interest income	$724	$(587)	$137	$1,472	$(867)	$605

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2019 and the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2019, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$179,950	$64,274	$13,148	$—	$257,372
FHLB advances	101,337	30,000	—	—	131,337
Operating leases	321	541	438	1,814	3,114
Borrower taxes and insurance	1,251	—	—	—	1,251
Deferred compensation	54	—	53	836	943
Total contractual obligations	$282,913	$94,815	$13,639	$2,650	$394,017

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2019:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$27	$—	$—	$—	$27
Adjustable-rate	658	—	—	—	658
Unfunded commitments under lines of credit or existing loans	2,122	25,833	4,089	47,307	79,351
Standby letters of credit	—	214	—	—	214
Total commitments	$2,807	$26,047	$4,089	$47,307	$80,250

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $28.8 million, and unpledged securities classified as available-for-sale with a market value of $250.1 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $131.3 million, and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of June 30, 2019.

At June 30, 2019, we had $685,000 in loan commitments outstanding and an additional $79.6 million in undisbursed loans and standby letters of credit, including $38.7 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of June 30, 2019 totaled $180.0 million, or 69.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. A significant portion of our money market accounts have rolled into certificates of deposit over the past twelve months, which management believes, based on past experience, is commensurate with our customers' behavior during periods of rising interest rates. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $20.6 million.

Capital Resources
At June 30, 2019, shareholders' equity totaled $176.4 million, or 14.0% of total assets. Our book value per share of common stock was $16.15 at June 30, 2019, compared to $15.42 at December 31, 2018. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At June 30, 2019, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at June 30, 2019.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$145,397	11.6%	$50,305	4.0%	$62,881	5.0%
Common equity tier I (to risk-weighted assets)	145,397	17.4	37,692	4.5	54,445	6.5
Tier I risk-based capital (to risk-weighted assets)	145,397	17.4	50,256	6.0	67,009	8.0
Total risk-based capital (to risk-weighted assets)	155,316	18.5	67,009	8.0	83,761	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of June 30, 2019, the conservation buffer was 2.500%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2019 - April 30, 2019	2,400	$16.27	2,400	322,809
May 1, 2019 - May 31, 2019	39,400	16.18	39,400	283,409
June 1, 2019 - June 30, 2019	21,200	16.24	21,200	262,209
Total	63,000	$16.20	63,000

On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of June 30, 2019, a total of 904,450 shares, or 77.5% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.06 per share, leaving 262,209 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 7, 2019	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)