Form 10-Q
period 2019-09-30
First Northwest Bancorp
filed 2019-11-08
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2019, there were 10,734,332 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	September 30, 2019	December 31, 2018

Cash and due from banks	$15,659	$15,430
Interest-bearing deposits in banks	40,822	10,893
Investment securities available for sale, at fair value	251,196	262,967
Investment securities held to maturity, at amortized cost	37,649	43,503
Loans held for sale	2,055	—
Loans receivable (net of allowance for loan losses of $9,443 and $9,533)	841,146	863,852
Federal Home Loan Bank (FHLB) stock, at cost	4,931	6,927
Accrued interest receivable	3,726	4,048
Premises and equipment, net	14,443	15,255
Mortgage servicing rights, net	926	1,044
Bank-owned life insurance, net	29,754	29,319
Prepaid expenses and other assets	8,003	5,520

Total assets	$1,250,310	$1,258,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$970,700	$940,260
Borrowings	85,324	136,552
Accrued interest payable	262	521
Accrued expenses and other liabilities	14,838	8,071
Advances from borrowers for taxes and insurance	1,876	1,090

Total liabilities	1,073,000	1,086,494

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,800,932 shares at September 30, 2019, and 11,170,018 shares at December 31, 2018	108	112
Additional paid-in capital	102,786	105,825
Retained earnings	85,143	81,607
Accumulated other comprehensive loss, net of tax	(672)	(4,731)
Unearned employee stock ownership plan (ESOP) shares	(10,055)	(10,549)

Total shareholders' equity	177,310	172,264

Total liabilities and shareholders' equity	$1,250,310	$1,258,758

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans receivable	$9,930	$9,257	$29,955	$26,792
Interest on mortgage-backed securities	1,087	1,196	3,536	3,730
Interest on investment securities	921	952	2,900	2,787
Interest on deposits and other	65	50	190	136
FHLB dividends	92	100	268	237

Total interest income	12,095	11,555	36,849	33,682
INTEREST EXPENSE
Deposits	2,141	1,498	6,133	3,608
Borrowings	691	792	2,717	2,678

Total interest expense	2,832	2,290	8,850	6,286

Net interest income	9,263	9,265	27,999	27,396
(RECAPTURE OF) PROVISION FOR LOAN LOSSES	(170)	197	420	902

Net interest income after (recapture of) provision for loan losses	9,433	9,068	27,579	26,494
NONINTEREST INCOME
Loan and deposit service fees	1,165	1,122	3,605	2,930
Mortgage servicing fees, net of amortization	44	23	143	155
Net gain on sale of loans	655	139	830	456
Net gain (loss) on sale of investment securities	—	(58)	57	77
Increase in cash surrender value of bank-owned life insurance	147	150	435	448
Other income	70	44	225	241

Total noninterest income	2,081	1,420	5,295	4,307

NONINTEREST EXPENSE
Compensation and benefits	4,771	4,740	14,097	14,296
Data processing	680	676	1,978	1,981
Occupancy and equipment	1,161	1,119	3,409	3,348
Supplies, postage, and telephone	208	211	678	685
Regulatory assessments and state taxes	209	172	573	453
Advertising	197	185	569	799
Professional fees	278	319	907	1,099
FDIC insurance premium	(72)	76	82	231
FHLB prepayment penalty	344	—	344	—
Other	648	621	1,859	1,800

Total noninterest expense	8,424	8,119	24,496	24,692

INCOME BEFORE PROVISION FOR INCOME TAX	3,090	2,369	8,378	6,109

PROVISION FOR INCOME TAX	580	443	1,582	1,134

NET INCOME	$2,510	$1,926	$6,796	$4,975

Basic earnings per share	$0.25	$0.19	$0.68	$0.48

Diluted earnings per share	$0.25	$0.19	$0.68	$0.47

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET INCOME	$2,510	$1,926	$6,796	$4,975

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss), net of tax provision (benefit) of $181, $(295), $1,095, and $(1,136), respectively	675	(1,117)	4,104	(4,295)
Reclassification adjustment for net loss (gain) on sales of securities realized in income, net of taxes of $0, $12, $(12), and $(11), respectively	—	46	(45)	(39)

Other comprehensive income (loss), net of tax	675	(1,071)	4,059	(4,334)

COMPREHENSIVE INCOME	$3,185	$855	$10,855	$641

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended September 30, 2019 and 2018
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, June 30, 2018	11,483,494	$115	$108,780	$79,767	$(10,879)	$(4,836)	$172,947

Net income				1,926			1,926
Common stock repurchased	(126,200)	(1)	(1,262)	(813)			(2,076)
Restricted stock award forfeitures net of grants	(13,600)	—	—				—
Restricted stock awards canceled	(18,076)	(1)	(292)				(293)
Other comprehensive loss, net of tax						(1,071)	(1,071)
Share-based compensation			256				256
ESOP shares committed to be released			49		165		214

BALANCE, September 30, 2018	11,325,618	$113	$107,531	$80,880	$(10,714)	$(5,907)	$171,903

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

Net income				2,510			2,510
Common stock repurchased	(131,400)	(1)	(1,314)	(835)			(2,150)
Restricted stock award grants net of forfeitures	23,400	—	—				—
Restricted stock awards canceled	(16,249)	—	(266)				(266)
Other comprehensive income, net of tax						675	675
Share-based compensation			251				251
ESOP shares committed to be released			51		165		216
Cash dividends declared and paid ($0.03 per share)				(327)			(327)

BALANCE, September 30, 2019	10,800,932	$108	$102,786	$85,143	$(10,055)	$(672)	$177,310

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				4,975			4,975
Common stock repurchased	(423,213)	(4)	(4,228)	(2,697)			(6,929)
Restricted stock award forfeitures net of grants	(18,600)	—	—				—
Restricted stock awards canceled	(18,076)	(1)	(292)				(293)
Other comprehensive loss, net of tax						(4,334)	(4,334)
Share-based compensation			788				788
ESOP shares committed to be released			157		494		651

BALANCE, September 30, 2018	11,325,618	$113	$107,531	$80,880	$(10,714)	$(5,907)	$171,903

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				6,796			6,796
Common stock repurchased	(372,237)	(4)	(3,719)	(2,274)			(5,997)
Restricted stock award grants net of forfeitures	19,400	—	—				—
Restricted stock awards canceled	(16,249)	—	(266)				(266)
Other comprehensive income, net of tax						4,059	4,059
Share-based compensation			804				804
ESOP shares committed to be released			142		494		636
Cash dividends declared and paid ($0.09 per share)				(986)			(986)

BALANCE, September 30, 2019	10,800,932	$108	$102,786	$85,143	$(10,055)	$(672)	$177,310

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,796	$4,975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,000	993
Amortization and accretion of premiums and discounts on investments, net	1,373	1,433
(Accretion) amortization of deferred loan fees, net	(822)	25
Amortization of mortgage servicing rights, net	181	180
Additions to mortgage servicing rights, net	(60)	(159)
Net (decrease) increase on the valuation allowance on mortgage servicing rights	(3)	—
Provision for loan losses	420	902
Allocation of ESOP shares	636	651
Share-based compensation	804	788
Gain on sale of loans, net	(830)	(456)
Gain on sale of securities available for sale, net	(57)	(50)
Gain on sale of securities held to maturity, net	—	(27)
Increase in cash surrender value of life insurance, net	(435)	(448)
Origination of loans held for sale	(25,050)	(16,054)
Proceeds from loans held for sale	23,825	17,107
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	322	(169)
Increase in prepaid expenses and other assets	(3,567)	(412)
(Decrease) increase in accrued interest payable	(259)	35
Increase in accrued expenses and other liabilities	6,767	2,600

Net cash from operating activities	11,041	11,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(9,456)	(63,046)
Proceeds from maturities, calls, and principal repayments of securities available for sale	21,592	20,164
Proceeds from sales of securities available for sale	3,558	56,683
Proceeds from maturities, calls, and principal repayments of securities held to maturity	5,756	6,010
Proceeds from sales of securities held to maturity	—	2,702
Redemption of FHLB stock	1,996	697
Proceeds from sale of real estate owned and repossessed assets	273	—
Net decrease (increase) in loans receivable	22,837	(61,274)
Purchase of premises and equipment, net	(188)	(2,714)

Net cash from investing activities	46,368	(40,778)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$30,440	$46,573
Net decrease in advances from the FHLB	(51,228)	(22,574)
Net increase in advances from borrowers for taxes and insurance	786	620
Dividends paid	(986)	—
Net share settlement of stock awards	(266)	(293)
Repurchase of common stock	(5,997)	(6,929)

Net cash from financing activities	(27,251)	17,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,158	(11,467)

CASH AND CASH EQUIVALENTS, beginning of period	26,323	36,801

CASH AND CASH EQUIVALENTS, end of period	$56,481	$25,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$9,109	$6,251

Income taxes	$1,210	$700

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$5,142	$(5,481)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$271	$154

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

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in Western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2017. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

disclosure of key information about leasing arrangements. The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases be recognized on the balance sheet. For public companies, this update is effective for interim and annual periods beginning after December 15, 2018. The adoption of ASU No. 2016-02 effective January 1, 2019, resulted in a right-of-use asset and corresponding lease obligation liability of $3,919,000. The Corporation chose the effective date as the date of initial application. Consequently, prior period financial information has not been updated or restated. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities on the September 30, 2019, consolidated balance sheet.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of hedging strategies in the financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently adopted regulatory rule

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. The rule simplifies various disclosure requirements for public companies including primarily that it (i) eliminates the requirement for public companies to disclose in their filings a schedule of earnings to fixed charges, (ii) requires an analysis of changes in stockholders’ equity for the current and comparative year-to-date interim periods in interim reports, and (iii) reduces the requirements for market price information disclosures in annual reports. These changes are effective for public companies beginning on November 5, 2018. The Company started complying with these new requirements beginning with the Quarterly Report for the period ended March 31, 2019, on Form 10-Q.

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
In October 2019, the FASB confirmed that it will be moving forward with finalizing its proposal to defer the effective date for this guidance for smaller reporting companies from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. For this effective date deferral to take effect, the FASB must issue the final ASU which we expect to be issued in mid-November. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. Upon issuance of the final ASU, we plan to adopt this guidance on January 1, 2023.
The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of these ASUs will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date.

In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2019 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$10,337	$69	$—	$10,406
U.S. government agency issued asset-backed securities (ABS agency)	25,934	—	(668)	25,266
Corporate issued asset-backed securities (ABS corporate)	37,864	—	(768)	37,096
Corporate issued debt securities (Corporate debt)	9,986	—	(350)	9,636
U.S. Small Business Administration securities (SBA)	29,729	125	(39)	29,815
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	128,937	1,025	(236)	129,726
Corporate issued mortgage-backed securities (MBS corporate)	9,284	—	(33)	9,251

Total securities available for sale	$252,071	$1,219	$(2,094)	$251,196

Held to Maturity
Municipal bonds	$7,041	$58	$—	$7,099
SBA	138	—	—	138
Mortgage-backed securities:
MBS agency	30,470	1,342	(14)	31,798

Total securities held to maturity	$37,649	$1,400	$(14)	$39,035

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

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
ABS agency	$(462)	$14,259	$(206)	$11,006	$(668)	$25,265
ABS corporate	—	—	(768)	37,096	(768)	37,096
Corporate debt	(89)	4,911	(261)	4,725	(350)	9,636
SBA	—	—	(39)	8,867	(39)	8,867
Mortgage-backed securities:
MBS agency	—	—	(236)	37,175	(236)	37,175
MBS corporate	—	—	(33)	9,251	(33)	9,251

Total available for sale	$(551)	$19,170	$(1,543)	$108,120	$(2,094)	$127,290

Held to Maturity
SBA	$—	$—	$—	$63	$—	$63
Mortgage-backed securities:
MBS agency	—	—	(14)	1,592	(14)	1,592

Total held to maturity	$—	$—	$(14)	$1,655	$(14)	$1,655

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2019 and December 31, 2018, there were 37 and 69 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,082	7,149	354	358
Due after five through ten years	11,071	11,089	1,597	1,583
Due after ten years	120,068	120,739	28,519	29,857

Total mortgage-backed securities	138,221	138,977	30,470	31,798

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	1,094	1,112
Due after five through ten years	44,838	44,367	6,085	6,125
Due after ten years	69,012	67,852	—	—

Total all other investment securities	113,850	112,219	7,179	7,237

Total investment securities	$252,071	$251,196	$37,649	$39,035

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,204	7,089	578	569
Due after five through ten years	11,862	11,637	2,035	1,978
Due after ten years	139,092	135,339	28,669	28,180

Total mortgage-backed securities	158,158	154,065	31,282	30,727

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	734	741
Due after five through ten years	19,564	19,362	6,728	6,743
Due after ten years	91,262	89,540	4,759	4,779

Total all other investment securities	110,826	108,902	12,221	12,263

Total investment securities	$268,984	$262,967	$43,503	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Proceeds from sales	$—	$1,979	$3,558	$56,683
Gross realized gains	—	—	57	233
Gross realized losses	—	(58)	—	(183)

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

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$302,337	$336,178
Multi-family	62,173	82,331
Commercial real estate	254,058	253,235
Construction and land	64,954	54,102
Total real estate loans	683,522	725,846

Consumer:
Home equity	36,898	37,629
Auto and other consumer	111,312	87,357
Total consumer loans	148,210	124,986

Commercial business loans	14,325	18,898

Total loans	846,057	869,730

Less:
Net deferred loan fees	117	292
Premium on purchased loans, net	(4,649)	(3,947)
Allowance for loan losses	9,443	9,533

Total loans receivable, net	$841,146	$863,852

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731
(Recapture of) provision for loan losses	(307)	(64)	47	16	(30)	192	(13)	(11)	(170)
Charge-offs	—	—	—	—	—	(237)	1	—	(236)
Recoveries	1	—	—	1	23	93	—	—	118
Ending balance	$3,111	$587	$2,404	$728	$458	$1,838	$159	$158	$9,443

	At or For the Nine Months Ended September 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for loan losses	(190)	(175)	115	142	(66)	785	(174)	(17)	420
Charge-offs	—	—	—	—	—	(785)	(3)	—	(788)
Recoveries	4	—	—	1	44	227	2	—	278
Ending balance	$3,111	$587	$2,404	$728	$458	$1,838	$159	$158	$9,443

	At September 30, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,111	$587	$2,404	$728	$458	$1,838	$159	$158	$9,443
General reserve	3,080	586	2,394	728	454	1,735	153	158	9,288
Specific reserve	31	1	10	—	4	103	6	—	155

Total loans	$302,337	$62,173	$254,058	$64,954	$36,898	$111,312	$14,325	$—	$846,057
Loans collectively evaluated (1)	299,496	62,065	252,152	64,925	36,619	110,836	14,059	—	840,152
Loans individually evaluated (2)	2,841	108	1,906	29	279	476	266	—	5,905

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$235	$270	$—	$306	$339	$—
Commercial real estate	1,256	1,332	—	1,308	1,374	—
Construction and land	—	—	—	—	1	—
Home equity	49	143	—	330	478	—
Auto and other consumer	—	360	—	—	276	—
Commercial business	—	—	—	—	3	—
Total	1,540	2,105	—	1,944	2,471	—

With an allowance recorded:
One-to-four family	2,606	2,817	31	2,810	3,085	35
Multi-family	108	108	1	110	110	1
Commercial real estate	650	650	10	664	663	8
Construction and land	29	63	—	44	71	1
Home equity	230	290	4	297	364	6
Auto and other consumer	476	622	103	244	244	59
Commercial business	266	266	6	445	445	166
Total	4,365	4,816	155	4,614	4,982	276

Total impaired loans:
One-to-four family	2,841	3,087	31	3,116	3,424	35
Multi-family	108	108	1	110	110	1
Commercial real estate	1,906	1,982	10	1,972	2,037	8
Construction and land	29	63	—	44	72	1
Home equity	279	433	4	627	842	6
Auto and other consumer	476	982	103	244	520	59
Commercial business	266	266	6	445	448	166
Total	$5,905	$6,921	$155	$6,558	$7,453	$276

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$236	$4	$243	$8
Commercial real estate	1,260	15	1,278	39
Home equity	52	14	144	30
Auto and other consumer	—	10	—	14
Commercial business	—	1	—	4
Total	1,548	44	1,665	95

With an allowance recorded:
One-to-four family	2,891	64	2,850	146
Multi-family	108	1	109	4
Commercial real estate	651	8	657	23
Construction and land	52	2	57	2
Home equity	289	6	297	14
Auto and other consumer	394	9	324	16
Commercial business	266	2	299	9
Total	4,651	92	4,593	214

Total impaired loans:
One-to-four family	3,127	68	3,093	154
Multi-family	108	1	109	4
Commercial real estate	1,911	23	1,935	62
Construction and land	52	2	57	2
Home equity	341	20	441	44
Auto and other consumer	394	19	324	30
Commercial business	266	3	299	13
Total	$6,199	$136	$6,258	$309

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2019, was $99,000 and $271,000, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
One-to-four family	$586	$759
Commercial real estate	116	133
Construction and land	29	44
Home equity	116	369
Auto and other consumer	475	245
Commercial business	—	173

Total nonaccrual loans	$1,322	$1,723

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2019 and December 31, 2018.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$510	$26	$536	$301,801	$302,337
Multi-family	—	—	—	—	62,173	62,173
Commercial real estate	—	—	—	—	254,058	254,058
Construction and land	—	33	—	33	64,921	64,954
Total real estate loans	—	543	26	569	682,953	683,522

Consumer:
Home equity	208	25	—	233	36,665	36,898
Auto and other consumer	1,148	496	177	1,821	109,491	111,312
Total consumer loans	1,356	521	177	2,054	146,156	148,210

Commercial business loans	—	—	—	—	14,325	14,325

Total loans	$1,356	$1,064	$203	$2,623	$843,434	$846,057

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of September 30, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$297,192	$2,913	$1,142	$1,090	$302,337
Multi-family	61,767	—	406	—	62,173
Commercial real estate	246,300	3,447	2,999	1,312	254,058
Construction and land	63,272	1,541	112	29	64,954
Total real estate loans	668,531	7,901	4,659	2,431	683,522

Consumer:
Home equity	36,055	536	27	280	36,898
Auto and other consumer	107,432	2,721	598	561	111,312
Total consumer loans	143,487	3,257	625	841	148,210

Commercial business loans	12,356	354	266	1,349	14,325

Total loans	$824,374	$11,512	$5,550	$4,621	$846,057

The following table represents the internally assigned grade as of December 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$330,476	$3,767	$957	$978	$336,178
Multi-family	82,221	—	110	—	82,331
Commercial real estate	244,919	6,281	663	1,372	253,235
Construction and land	51,480	2,578	—	44	54,102
Total real estate loans	709,096	12,626	1,730	2,394	725,846

Consumer:
Home equity	36,559	465	123	482	37,629
Auto and other consumer	85,579	1,310	151	317	87,357
Total consumer loans	122,138	1,775	274	799	124,986

Commercial business loans	16,520	1,733	472	173	18,898

Total loans	$847,754	$16,134	$2,476	$3,366	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$586	$301,751	$302,337
Multi-family	—	62,173	62,173
Commercial real estate	116	253,942	254,058
Construction and land	29	64,925	64,954

Consumer:
Home equity	116	36,782	36,898
Auto and other consumer	475	110,837	111,312

Commercial business	—	14,325	14,325

Total loans	$1,322	$844,735	$846,057

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$759	$335,419	$336,178
Multi-family	—	82,331	82,331
Commercial real estate	133	253,102	253,235
Construction and land	44	54,058	54,102

Consumer:
Home equity	369	37,260	37,629
Auto and other consumer	245	87,112	87,357

Commercial business	173	18,725	18,898

Total loans	$1,723	$868,007	$869,730

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Total TDR loans	$3,576	$3,745
Allowance for loan losses related to TDR loans	45	43
Total nonaccrual TDR loans	133	84

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three months ended September 30, 2019.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the nine months ended September 30, 2019, by type of concession granted.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$50	$—	$50

Post-modification outstanding recorded investment
One- to four-family	1	$—	$51	$—	$51

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the nine months ended September 30, 2019.

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

No additional funds were committed to be advanced in connection with impaired loans at September 30, 2019.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2019			December 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,255	$133	$2,388	$2,358	$84	$2,442
Multi-family	108	—	108	110	—	110
Commercial real estate	650	—	650	663	—	663
Home equity	164	—	164	258	—	258
Commercial business	266	—	266	272	—	272

Total TDR loans	$3,443	$133	$3,576	$3,661	$84	$3,745

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2019 and December 31, 2018, was $85.6 million and $107.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2019		December 31, 2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$173,786	0.96%	$143,412	0.74%
Transaction accounts	274,660	0.03%	262,152	0.05%
Money market accounts	243,189	0.44%	273,344	0.43%
Certificates of deposit	279,065	2.02%	261,352	1.86%

	$970,700	0.87%	$940,260	0.77%

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Within one year or less	$214,390	$148,119
After one year through two years	40,622	78,966
After two years through three years	11,053	20,934
After three years through four years	5,232	6,759
After four years through five years	7,768	6,574
After five years	—	—

	$279,065	$261,352

Brokered certificates of deposits of $37.2 million are included in the September 30, 2019, certificate of deposits total.

Deposits at September 30, 2019 and December 31, 2018, included $54.8 million and $80.0 million, respectively, in public fund deposits. Investment securities with a carrying value of $42.2 million and $47.6 million were pledged as collateral for these deposits at September 30, 2019 and December 31, 2018, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Savings	$397	$104	$1,085	$148
Transaction accounts	26	25	98	38
Insured money market accounts	312	317	945	814
Certificates of deposit	1,406	1,052	4,005	2,608

	$2,141	$1,498	$6,133	$3,608

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items.

The effective tax rates were 18.9% and 18.6% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2019 and 2018 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except share data)
Numerator:
Net income	$2,510	$1,926	$6,796	$4,975

Denominator:
Basic weighted average common shares outstanding	9,854,973	10,324,048	9,930,069	10,447,231
Dilutive restricted stock grants	48,368	73,556	76,738	48,884
Diluted weighted average common shares outstanding	9,903,341	10,397,604	10,006,807	10,496,115

Basic earnings per share	$0.25	$0.19	$0.68	$0.48

Diluted earnings per share	$0.25	$0.19	$0.68	$0.47

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2019 and 2018, there were 807,299 and 860,224 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were 5,248 and 916 restricted stock award anti-dilutive weighted-average shares for the three months ended September 30, 2019 and 2018, respectively. There were 17,344 and 0 restricted stock award anti-dilutive weighted-average shares for the nine months ended September 30, 2019 and 2018, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An annual principal and interest payment of $835,000 was made by the ESOP during the nine months ended September 30, 2019.

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

Compensation expense related to the ESOP for the three months ended September 30, 2019 and 2018, was $185,000 and $214,000, respectively. For the nine months ended September 30, 2019 and 2018 compensation expense related to the ESOP was $512,000 and $651,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Allocated shares	227,473	174,584
Committed to be released shares	13,257	26,442
Unallocated shares	807,299	847,003

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$13,982	$12,561

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At September 30, 2019, there were 1,293,150 total shares available for grant under the 2015 EIP, including 52,614 shares available to be granted as restricted stock.

During the three and nine months ended September 30, 2019, 23,400 shares of restricted stock were awarded and no stock options were granted. There were 20,000 shares of restricted stock awarded during the three and nine months ended September 30, 2018. Awarded shares of restricted stock vest ratably over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over five years.

For the three months ended September 30, 2019 and 2018, total compensation expense for the 2015 EIP was $251,000 and $256,000, respectively. For the nine months ended September 30, 2019 and 2018, total compensation expense for the 2015 EIP was $804,000 and $788,000, respectively.

Included in the above compensation expense for the three months ended September 30, 2019 and 2018, was directors' compensation of $86,000 and $86,000, respectively. For the nine months ended September 30, 2019 and 2018, directors' compensation was $256,000 and $256,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Three Months Ended
	September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2019	286,600	$13.69
Granted	23,400	16.27
Vested	(58,951)	13.24
Canceled (1)	(16,249)	13.24

Non-vested at September 30, 2019	234,800	14.08

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Nine Months Ended
	September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	290,600	$13.72
Granted	23,400	16.27
Vested	(58,951)	13.24
Canceled (1)	(16,249)	13.24
Forfeited	(4,000)	16.07

Non-vested at September 30, 2019	234,800	14.08

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2019, there was $2.9 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.89 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$10,406	$—	$10,406
ABS agency	—	25,266	—	25,266
ABS corporate	—	37,096	—	37,096
Corporate debt	—	9,636	—	9,636
SBA	—	29,815	—	29,815
MBS agency	—	129,726	—	129,726
MBS corporate	—	9,251	—	9,251
	$—	$251,196	$—	$251,196

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,905	$5,905

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,558	$6,558

At September 30, 2019 and December 31, 2018, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$56,481	$56,481	$56,481	$—	$—
Investment securities available for sale	251,196	251,196	—	251,196	—
Investment securities held to maturity	37,649	39,035	—	39,035	—
Loans held for sale	2,055	2,055	—	2,055	—
Loans receivable, net	841,146	818,269	—	—	818,269
FHLB stock	4,931	4,931	—	4,931	—
Accrued interest receivable	3,726	3,726	—	3,726	—
Mortgage servicing rights, net	926	1,771	—	—	1,771

Financial liabilities
Demand deposits	$691,635	$691,635	$691,635	$—	$—
Time deposits	279,065	279,762	—	279,762	—
Borrowings	85,324	85,623	—	85,623	—
Accrued interest payable	262	262	—	262	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$26,323	$26,323	$26,323	$—	$—
Investment securities available for sale	262,967	262,967	—	262,967	—
Investment securities held to maturity	43,503	42,990	—	42,990	—
Loans receivable, net	863,852	840,861	—	—	840,861
FHLB stock	6,927	6,927	—	6,927	—
Accrued interest receivable	4,048	4,048	—	4,048	—
Mortgage servicing rights, net	1,044	1,479	—	—	1,479

Financial liabilities
Demand deposits	$678,908	$678,908	$678,908	$—	$—
Time deposits	261,352	259,549	—	259,549	—
Borrowings	136,552	137,153	—	137,153	—
Accrued interest payable	521	521	—	521	—

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

Loans receivable, net - At September 30, 2019, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Noninterest income:
Loan fees (1)	$248	$223	$969	$480
Deposit fees	454	433	1,364	1,194
Debit interchange income	41	33	90	102
Credit card interchange income	466	456	1,325	1,309
Investment securities gain (loss), net (1)	—	(58)	57	77
Gain on loan sales, net (1)	655	139	830	456
Increase in cash surrender value of BOLI (1)	147	150	435	448
Other income:
Investment services revenue	47	20	155	177
Gain or loss on subsidiary (1)	18	18	50	50
Remaining other income	5	6	20	14
Total other income	70	44	225	241

Total noninterest income	$2,081	$1,420	$5,295	$4,307

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

General
First Northwest Bancorp (the "Company") is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank"). First Federal is a community-oriented financial institution serving Western Washington. Our thirteen locations include ten full-service banking offices, two locations primarily serving our customers through the use of Interactive Teller Machines ("ITM"), and a Lending Center which has been focused on the origination of loans secured by one- to four-family residential properties and that we intend to expand to include a commercial lending team. Our business and operating strategy is focused on diversifying our loan portfolio through geographic expansion and loan product mix, expanding our deposit product offerings by upgrading existing services and use of technology, and enhancing our infrastructure to support our changing lending and deposit capabilities in order to meet the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, as well as engaging in indirect auto lending and auto loan purchase programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell loans into the secondary market to increase noninterest income and manage our interest rate risk, or we may retain loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

First Federal is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing deposits, available alternative investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets. Total assets declined to $1.25 billion at September 30, 2019 from $1.26 billion at December 31, 2018.

Total loans, excluding loans held for sale, decreased $23.7 million to $846.1 million at September 30, 2019, from $869.7 million at December 31, 2018. During the nine months ended September 30, 2019, one- to four family residential loans declined $33.8 million, due to the sale of a $28.5 million pool of loan sales combined with repayment and other sale activity exceeding new originations held in portfolio. Multi-family loans decreased $20.2 million, mainly due to prepayment activity outpacing new loan originations, while the balance of commercial real estate loans stayed relatively stable. Auto and other consumer and construction and land loans increased $24.0 million and $10.9 million, respectively, as we continued to grow our specialty auto loan portfolio and construction lending business. Strong competition for quality commercial credits remains, and an increase in refinance activity of one- to-four family residential loans was observed during the period.

Construction and land loans increased 20.1% to $65.0 million at September 30, 2019, from $54.1 million at December 31, 2018. The majority of our construction loans are geographically dispersed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and intend to begin utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. We have seen a slowing of construction lending, which has resulted in a decline in construction commitments. While we continue to focus on construction loan origination activity, we may see a decline in outstanding construction loan balances over time if we are unable to source quality construction loans to replace completed projects. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve our earnings potential over time while also prudently managing credit risk. We also intend to evaluate opportunities to grow loans through wholesale channels in order to supplement our organic originations and improve net interest income.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2019	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$12,411	$21,691	$406	$34,508
Multi-family residential	—	42,769	—	42,769
Commercial real estate	6,127	10,536	—	16,663
Total commitment	$18,538	$74,996	$406	$93,940

Construction Funds Disbursed
One- to four-family residential	$5,282	$9,071	$101	$14,454
Multi-family residential	—	29,898	—	29,898
Commercial real estate	1,619	9,302	—	10,921
Total disbursed	$6,901	$48,271	$101	$55,273

Undisbursed Commitment
One- to four-family residential	$7,129	$12,620	$305	$20,054
Multi-family residential	—	12,871	—	12,871
Commercial real estate	4,508	1,234	—	5,742
Total undisbursed	$11,637	$26,725	$305	$38,667

Land Funds Disbursed
One- to four-family residential	$5,478	$2,801	$—	$8,279
Commercial real estate	1,122	280	—	1,402
Total disbursed for land	$6,600	$3,081	$—	$9,681

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2018	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,814	$18,550	$—	$35,364
Multi-family residential	—	45,313	—	45,313
Commercial real estate	1,868	20,147	—	22,015
Total Commitment	$18,682	$84,010	$—	$102,692

Construction Funds Disbursed
One- to four-family residential	$8,321	$8,998	$—	$17,319
Multi-family residential	—	17,348	—	17,348
Commercial real estate	1,584	9,424	—	11,008
Total disbursed	$9,905	$35,770	$—	$45,675

Undisbursed Commitment
One- to four-family residential	$8,493	$9,552	$—	$18,045
Multi-family residential	—	27,965	—	27,965
Commercial real estate	284	10,723	—	11,007
Total undisbursed	$8,777	$48,240	$—	$57,017

Land Funds Disbursed
One- to four-family residential	$6,124	$2,023	$—	$8,147
Commercial real estate	—	280	—	280
Total disbursed for land	$6,124	$2,303	$—	$8,427

During the nine months ended September 30, 2019, the Company originated $113.2 million of loans, of which $50.6 million, or 44.7%, were originated in the Puget Sound region of Washington, $58.8 million, or 51.9%, in the North Olympic Peninsula, and $3.9 million, or 3.4%, in other areas in Washington. The Company purchased an additional $48.4 million in loans, mainly specialty auto loans of $37.1 million, during the nine months ended September 30, 2019.

Our allowance for loan losses decreased $90,000, or 0.9%, to $9.4 million at September 30, 2019, from $9.5 million at December 31, 2018, mainly as a result of a decline in loan balances. The allowance for loan losses as a percentage of total loans remained at 1.1% at both September 30, 2019 and December 31, 2018.

Nonperforming loans decreased $401,000, or 23.3%, to $1.3 million at September 30, 2019, from $1.7 million at December 31, 2018, mainly attributable to decreases in nonperforming home equity loans of $253,000 and commercial business loans and one- to four-family loans of $173,000 each, partially offset by an increase in auto and other consumer nonperforming loans of $230,000. Nonperforming loans to total loans remained the same at 0.2% at both September 30, 2019 and December 31, 2018. The allowance for loan losses as a percentage of nonperforming loans increased to 714.3% at September 30, 2019, from 553.3% at December 31, 2018, and classified loans increased $1.3 million to $4.6 million at September 30, 2019, from $3.4 million at December 31, 2018.

At September 30, 2019, there were $3.6 million in restructured loans, of which $3.4 million were performing in accordance with their modified payment terms and returned to accrual status.

Asset quality remains strong with net loan charge-offs concentrated mainly in our auto loan portfolio. We have adjusted our indirect auto loan product offerings in an effort to improve credit quality and reduce future charge-off activity. We continue to monitor and make changes to the indirect auto loan program in order to prudently balance risk and return within the auto loan portfolio. We believe that our allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio as of September 30, 2019.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
Real Estate:
One-to-four family	$302,337	$336,178
Multi-family	62,173	82,331
Commercial real estate	254,058	253,235
Construction and land	64,954	54,102
Total real estate loans	683,522	725,846

Consumer:
Home equity	36,898	37,629
Auto and other consumer	111,312	87,357
Total consumer loans	148,210	124,986

Commercial business loans	14,325	18,898

Total loans	846,057	869,730
Less:
Net deferred loan fees	117	292
Premium on purchased loans, net	(4,649)	(3,947)
Allowance for loan losses	9,443	9,533
Loans receivable, net	$841,146	$863,852

The following table represents nonperforming assets at the dates indicated.

	September 30, 2019	December 31, 2018
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$586	$759
Commercial real estate	116	133
Construction and land	29	44

Total real estate loans	731	936

Consumer loans:
Home equity	116	369
Other	475	245

Total consumer loans	591	614

Commercial business	—	173

Total nonperforming loans	1,322	1,723

Real estate owned:
Land	69	72

Total real estate owned	69	72

Repossessed assets	59	52

Total nonperforming assets	$1,450	$1,847

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%

Total investment securities decreased $17.6 million, or 5.7%, to $288.8 million at September 30, 2019, from $306.5 million at December 31, 2018, due to sales, calls, and normal repayment activity. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $169.4 million at September 30, 2019, or 58.7% of the investment securities portfolio, a decrease during the year of $15.9 million, or 8.6%, from $185.3 million at December 31, 2018. Other investment securities, including municipal bonds and other asset-backed securities, were $119.4 million at September 30, 2019, or 41.3% of the investment securities portfolio, a decrease of $1.7 million from $121.1 million at December 31, 2018. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 4.5 years as of September 30, 2019, and 5.0 years as of December 31, 2018, and had an estimated average repricing term of 3.2 years as of September 30, 2019, and 3.7 years as of December 31, 2018, based on the interest rate environment at those times.

The investment portfolio was comprised of 88.6% in amortizing securities at September 30, 2019 and 91.5% at December 31, 2018. As a result, the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. Management continues to focus on improving the mix of earning assets by originating loans and decreasing securities as a percentage of earning assets; however, we may purchase investment securities as a source of additional interest income and also in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities decreased $13.5 million to $1.07 billion at September 30, 2019, from $1.09 billion at December 31, 2018, primarily due to a decrease in borrowings of $51.3 million, partially offset by an increase in deposit accounts.

Deposit balances increased $30.4 million, or 3.2%, to $970.7 million at September 30, 2019, from $940.3 million at December 31, 2018. There was a shift in the mix of deposits with a $30.2 million decrease in money market accounts offset by a $30.4 million increase in savings accounts, which we attribute to our promotional savings product which carries a twelve-month rate guarantee that is more favorable than our money market offerings. We anticipate that robust competition for deposits with other financial institutions and financial intermediaries will continue in our markets and that we will continue to offer competitive products and pricing to defend and grow customer deposits. In addition to customer deposits, we utilized brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds more effectively, reduce our reliance on public funds deposits, and become more selective when competing on rate. At September 30, 2019, we had $37.2 million in brokered CDs included in our balance of certificates of deposit.

Equity. Total shareholders' equity increased $5.0 million during the year to $177.3 million at September 30, 2019, primarily the result of net income of $6.8 million and an increase in the value of our available-for-sale securities portfolio, resulting in a $4.1 million decrease in our accumulated other comprehensive loss, net of tax. These increases were partially offset by $6.0 million in repurchases of shares of common stock during the quarter.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

General. Net income increased $584,000, or 30.3%, to $2.5 million for the three months ended September 30, 2019, compared to net income of $1.9 million for the three months ended September 30, 2018.

Net Interest Income. Net interest income remained at $9.3 million for both the three months ended September 30, 2019 and 2018. The yield on average interest-earning assets increased nine basis points to 4.14% for the three months ended September 30, 2019, compared to 4.05% for the same period in the prior year. We continued to increase our concentration of loans receivable, as a percentage of interest-earning assets, which earned higher yields than investment and cash alternatives and contributed to improved overall yields on interest-earning assets.

The average cost of interest-bearing liabilities increased 22 basis points to 1.27% for the three months ended September 30, 2019, compared to 1.05% for the same period last year, due primarily to increases in the average balance and cost of deposits.

Due to the average cost of interest-bearing liabilities increasing at a faster pace than our interest-earning assets, the net interest margin decreased eight basis points to 3.17% for the three months ended September 30, 2019, from 3.25% for the same period in 2018. For additional information, see Rate/Volume Analysis contained in Item 2 of this Form 10-Q

Interest Income. Total interest income increased $540,000, or 4.7%, to $12.1 million for the three months ended September 30, 2019, from $11.6 million for the comparable period in 2018, primarily due to an increase in the average balance of, and yields earned on, loans receivable. Interest and fees on loans receivable increased $673,000, to $9.9 million for the three months ended September 30, 2019, from $9.3 million for the three months ended September 30, 2018, due primarily to an increase in the average balance of net loans receivable of $35.7 million. Average loan yields increased 12 basis points to 4.60% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as we continued to increase our balance of higher yielding loans, including auto and consumer lending through our indirect and purchased auto loan programs.

Interest income on investment securities decreased $31,000 to $921,000 for the three months ended September 30, 2019, compared to $952,000 for the three months ended September 30, 2018, due to an $8.9 million decrease in average balance partially offset by a 14 basis point increase in average yield. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended September 30, 2019 decreased $109,000, or 9.1%, compared to the three months ended September 30, 2018, the result of a decrease of $4.4 million in average balance and an 18 basis point decrease in average yield.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2019		2018		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$862,587	4.60%	$826,880	4.48%	$673
Investment securities	111,695	3.30	120,575	3.16	(31)
Mortgage-backed securities	172,639	2.52	176,997	2.70	(109)
FHLB stock	5,019	7.33	5,776	6.93	(8)
Interest-bearing deposits in banks	15,413	1.69	9,765	2.05	15
Total interest-earning assets	$1,167,353	4.14	$1,139,993	4.05	$540

Interest Expense. Total interest expense increased $542,000, or 23.7%, to $2.8 million for the three months ended September 30, 2019, compared to $2.3 million for the three months ended September 30, 2018, mainly due to a 42.9% increase in deposit costs, partially offset by a 12.8% decrease in borrowing costs. Deposit costs increased for the three months ended September 30, 2019, due to increased interest rates paid and customers transferring deposits into higher-yielding accounts. The average balance of interest-bearing deposits increased $41.6 million, or 5.4%, to $806.7 million for the three months ended September 30, 2019, from $765.2 million for the three months ended September 30, 2018, as we continued to target growth in deposits in new and existing market areas. During the three months ended September 30, 2019, the average balance and related cost of savings accounts increased $52.5 million and 58 basis points, respectively, compared to the same period in 2018, the result of an above market rate savings promotion targeting growth in newer markets. During the same period, compared to 2018, the average balance of certificates of deposit balances grew $23.8 million with an increase in the average rate paid of 37 basis points, mainly as a result of the utilization of brokered CDs. During the three months ended September 30, 2019, the average balance of money market accounts decreased $39.6 million compared to the same period in the prior year, as customers moved money into accounts at other financial institutions or into higher-yielding certificates of deposit and savings accounts at First Federal. The average cost of all deposit products increased to 1.06% for the three months ended September 30, 2019, from 0.78% for the three months ended September 30, 2018. Borrowing costs increased due primarily to an increase in the average rate paid of 22 basis points during the most recent quarter compared to the same period in 2018. We prepaid $15.0 million in FHLB advances during the most recent quarter that had an average rate of 3.81%, which better positions us to align our funding costs more closely with earning asset yields going forward.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2019		2018		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$168,495	0.94%	$115,973	0.36%	$293
Transaction accounts	116,328	0.09	111,506	0.09	1
Money market accounts	245,640	0.51	285,214	0.44	(5)
Certificates of deposit	276,247	2.04	252,462	1.67	354
Borrowings	87,492	3.16	107,681	2.94	(101)
Total interest-bearing liabilities	$894,202	1.27	$872,836	1.05	$542

Provision for Loan Losses. There was a recapture of provision for loan losses of $170,000 during the three months ended September 30, 2019, which was mainly the result of the sale of a pool of one- to four-family residential loans, compared to a $197,000 provision for loan losses for the three months ended September 30, 2018.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$(170)	$197
Net charge-offs	(118)	(144)
Allowance for loan losses	9,443	9,335
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,322	2,473
Allowance for loan losses as a percentage of nonaccrual loans at end of period	714.3%	377.5%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Total loans	$846,057	$845,797

Noninterest Income. Noninterest income increased $661,000, or 46.5%, to $2.1 million for the three months ended September 30, 2019, from $1.4 million for the three months ended September 30, 2018, primarily due to an increase in loan and deposit service fees, as noted above.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,165	$1,122	$43	3.8%
Mortgage servicing fees, net of amortization	44	23	21	91.3
Net gain on sale of loans	655	139	516	371.2
Net gain (loss) on sale of investment securities	—	(58)	58	100.0
Increase in cash surrender value of bank-owned life insurance	147	150	(3)	(2.0)
Other income	70	44	26	59.1
Total noninterest income	$2,081	$1,420	$661	46.5%

Noninterest Expense. Noninterest expense decreased slightly during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, as we continued to strive for better efficiencies and cost management in the absence of new branching initiatives.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,771	$4,740	$31	0.7%
Data processing	680	676	4	0.6
Occupancy and equipment	1,161	1,119	42	3.8
Supplies, postage, and telephone	208	211	(3)	(1.4)
Regulatory assessments and state taxes	209	172	37	21.5
Advertising	197	185	12	6.5
Professional fees	278	319	(41)	(12.9)
FDIC insurance premium	(72)	76	(148)	(194.7)
FHLB prepayment penalty	344	—	344	100.0
Other	648	621	27	4.3
Total	$8,424	$8,119	$305	3.8%

Provision for Income Tax. An income tax expense of $580,000 was recorded for the three months ended September 30, 2019, compared to $443,000 for the three months ended September 30, 2018, generally due to an increase in income before taxes of $721,000. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018

General. Net income increased $1.8 million, or 36.6%, to $6.8 million for the nine months ended September 30, 2019, compared to net income of $5.0 million for the nine months ended September 30, 2018.

Net Interest Income. Net interest income increased $603,000 to $28.0 million for the nine months ended September 30, 2019, from $27.4 million for the nine months ended September 30, 2018. This increase was mainly the result of a change in the mix of earning assets, with a decrease in the investment portfolio and an increase in loans receivable. The yield on average interest-earning assets increased 20 basis points to 4.14% for the nine months ended September 30, 2019, compared to 3.94% for the same period in the prior year.

The net interest margin decreased six basis points to 3.15% for the nine months ended September 30, 2019, from 3.21% for the same period in 2018. While we experienced a 20 basis point increase in asset yields, our cost of interest-bearing liabilities increased 33 basis points, reducing our net interest rate spread and net interest margin.

Of the $603,000 increase in net interest income during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, $1.8 million was the result of an increase in volume, partially offset by $1.2 million due to changes in rates. The increase in loans receivable was the main contributor to the increase in net interest income with $2.1 million due to an increase in average volumes and $1.0 million due to increases in rates for a total of $3.2 million.

The average cost of interest-bearing liabilities increased to 1.28% for the nine months ended September 30, 2019, compared to 0.95% for the same period last year, due primarily to promotional rates on, and increases in the average balance of, savings accounts and certificates of deposit used to attract and retain deposits.

Interest Income. Total interest income increased $3.2 million, or 9.4%, to $36.8 million for the nine months ended September 30, 2019, from $33.7 million for the comparable period in 2018, primarily due to both an increase in the average balance of, and yields earned on, loans receivable. Interest and fees on loans receivable increased to $30.0 million for the nine months ended September 30, 2019, from $26.8 million for the nine months ended September 30, 2018. The average balance of net loans receivable increased $63.8 million and the average yield on loans receivable increased 16 basis points to 4.58% compared to 4.42% the prior year.

Interest income on investment securities increased $113,000, or 4.1% to $2.9 million for the nine months ended September 30, 2019, compared to $2.8 million for the nine months ended September 30, 2018, due to an increase in average yield of 38 basis points, partially offset by a decrease in the average balance of $10.0 million compared to the same period in 2018. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the nine months ended September 30, 2019 decreased $194,000 compared to the nine months ended September 30, 2018, primarily due to a $9.0 million decrease in the average balance.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$872,259	4.58%	$808,485	4.42%	$3,163
Investment securities	116,180	3.33	126,167	2.95	113
Mortgage-backed securities	178,411	2.64	187,429	2.65	(194)
FHLB stock	6,310	5.66	6,871	4.60	31
Interest-bearing deposits in banks	13,468	1.88	10,004	1.81	54
Total interest-earning assets	$1,186,628	4.14	$1,138,956	3.94	$3,167

Interest Expense. Total interest expense increased $2.6 million, or 40.8%, to $8.9 million for the nine months ended September 30, 2019, compared to $6.3 million for the nine months ended September 30, 2018, due to an increase in deposit costs of $2.5 million, or 70.0%. Deposit costs increased for the nine months ended September 30, 2019, due to a combination of promotional products and higher rates needed to compete to attract new and retain existing deposit customers. We also experienced disintermediation as existing customers transferred all or a portion of existing, lower-rate deposit accounts into higher-yielding accounts. The average balance of interest-bearing deposits increased $55.9 million, or 7.5%, to $799.1 million for the nine months ended September 30, 2019, from $743.2 million for the nine months ended September 30, 2018, as we continued to target growth in deposits in new and existing market areas.

During the nine months ended September 30, 2019, the cost of savings accounts increased as a result of an increase in average balance of $52.0 million and an increase in the average rate paid of 71 basis points, due to a promotional savings account offered at a higher rate compared to the same period in 2018. In addition, the cost of certificates of deposit increased due to an increase in average balance of $21.3 million and an increase in the average rate paid of 59 basis points, compared to the nine months ended September 30, 2018, due to an increase in promotional account activity as well as utilization of brokered CDs in 2019. During the same period, the average balance of money market accounts declined $20.0 million while the average balance of transaction accounts remained relatively stable with a modest $2.6 million increase. The average cost of all deposit products increased to 1.02% for the nine months ended September 30, 2019, from 0.65% for the nine months ended September 30, 2018. Borrowing costs increased primarily due to a 40 basis point increase in average rates paid, partially offset by a decrease in the average balance of $16.5 million.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$161,764	0.89%	$109,731	0.18%	$937
Transaction accounts	115,681	0.11	113,124	0.04	60
Money market accounts	257,045	0.49	277,065	0.39	131
Certificates of deposit	264,573	2.02	243,279	1.43	1,397
Borrowings	120,194	3.01	136,722	2.61	39
Total interest-bearing liabilities	$919,257	1.28	$879,921	0.95	$2,564

Provision for Loan Losses. The provision for loan losses was $420,000 during the nine months ended September 30, 2019, primarily due to charge-off activity related to our indirect auto loan portfolio, partially offset by a provision recapture for the sale of a one- to four family loan pool, and was $902,000 for the nine months ended September 30, 2018, also due to charge-off activity and growth in our auto portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$420	$902
Net charge-offs	(510)	(327)
Allowance for loan losses	9,443	9,335
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,322	2,473
Allowance for loan losses as a percentage of nonaccrual loans at end of period	714.3%	377.5%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.3%
Total loans	$846,057	$845,797

Noninterest Income. Noninterest income increased $988,000, or 22.9%, to $5.3 million for the nine months ended September 30, 2019, from $4.3 million for the nine months ended September 30, 2018. The increase in noninterest income was mainly the result of an increase in loan and deposit service fees related to the early prepayment of commercial and multi-family real estate loans, as well as an increase in deposit fees related to changes in our deposit account offerings. We also saw an increase in net gain on sale of loans, mainly the result of the sale of a pool of one- to four-family residential loans.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,605	$2,930	$675	23.0%
Mortgage servicing fees, net of amortization	143	155	(12)	(7.7)
Net gain on sale of loans	830	456	374	82.0
Net gain on sale of investment securities	57	77	(20)	(26.0)
Increase in cash surrender value of bank-owned life insurance	435	448	(13)	(2.9)
Other income	225	241	(16)	(6.6)
Total noninterest income	$5,295	$4,307	$988	22.9%

Noninterest Expense. Noninterest expense decreased $196,000, or 0.8%, to $24.5 million for the nine months ended September 30, 2019, compared to $24.7 million for the nine months ended September 30, 2018, primarily as a result of a decrease in advertising costs, compensation and benefits, professional fees, and FDIC insurance premium, partially offset by an increase in FHLB prepayment penalties and regulatory assessments and state taxes. We received a $441,000 credit from our health insurance carrier as a result of a lower than anticipated claims experience level during the most recent plan year, $391,000 of which partially offset compensation and benefits expense during the nine months ended September 30, 2019, and $50,000 of which is being held for the benefit of our employees to help offset the burden of future insurance premium increases. Advertising expenses were lower as a result of a combination of advertising expenses incurred during the nine months ended September 30, 2018, related to the opening of our Bainbridge Island branch that were not incurred during the same period in 2019, as well as managing the determination and timing of advertising and promotional expenses for the current year. The Bank received an FDIC insurance Small Bank Assessment Credit of $268,000 during the quarter, which resulted in a recapture of FDIC insurance premiums recorded last quarter and no premium expense recorded in the current quarter. We expect the Small Bank Assessment Credit to offset FDIC insurance premiums in Q4 of 2019 and provide a partial credit for Q1 2020 premiums. With the gain on sale of the one- to four-family loan pool during the most recent quarter, we repaid $15.0 million of FHLB advances, incurring a prepayment penalty, in order to lower our future cost of borrowings and better position our net interest margin in future periods. We incurred costs related to our most recent examination of the Department of Financial Institutions of the State of Washington and have paid increased state taxes on higher gross revenues, resulting in an increase in regulatory assessments and state taxes for the nine months ended September 30, 2019, compared to the same period in 2018. We also had additional expenses related to our CEO search and transition which were included in professional fees.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$14,097	$14,296	$(199)	(1.4)%
Data processing	1,978	1,981	(3)	(0.2)
Occupancy and equipment	3,409	3,348	61	1.8
Supplies, postage, and telephone	678	685	(7)	(1.0)
Regulatory assessments and state taxes	573	453	120	26.5
Advertising	569	799	(230)	(28.8)
Professional fees	907	1,099	(192)	(17.5)
FDIC insurance premium	82	231	(149)	(64.5)
FHLB prepayment penalty	344	—	344	100.0
Other	1,859	1,800	59	3.3
Total	$24,496	$24,692	$(196)	(0.8)%

Provision for Income Tax. An income tax expense of $1.6 million was recorded for the nine months ended September 30, 2019, compared to $1.1 million for the nine months ended September 30, 2018, generally due to an increase in income before taxes of $2.3 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2019 and 2018. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At September 30, 2019	Three Months Ended September 30,						Nine Months Ended September 30,
		2019			2018			2019			2018
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.68%	$862,587	$9,930	4.60%	$826,880	$9,257	4.48%	$872,259	$29,955	4.58%	$808,485	$26,792	4.42%
Investment securities	4.09	111,695	921	3.30	120,575	952	3.16	116,180	2,900	3.33	126,167	2,787	2.95
Mortgage-backed securities	2.61	172,639	1,087	2.52	176,997	1,196	2.70	178,411	3,536	2.64	187,429	3,730	2.65
FHLB dividends	4.99	5,019	92	7.33	5,776	100	6.93	6,310	268	5.66	6,871	237	4.60
Interest-bearing deposits in banks	0.57	15,413	65	1.69	9,765	50	2.05	13,468	190	1.88	10,004	136	1.81
Total interest-earning assets (2)	4.16	1,167,353	12,095	4.14	1,139,993	11,555	4.05	1,186,628	36,849	4.14	1,138,956	33,682	3.94

Interest-bearing liabilities:
Savings accounts	0.96	$168,495	$397	0.94	$115,973	104	0.36	$161,764	$1,085	0.89	$109,731	148	0.18
Transaction accounts	0.03	116,328	26	0.09	111,506	25	0.09	115,681	98	0.11	113,124	38	0.04
Money market accounts	0.44	245,640	312	0.51	285,214	317	0.44	257,045	945	0.49	277,065	814	0.39
Certificates of deposit	2.02	276,247	1,406	2.04	252,462	1,052	1.67	264,573	4,005	2.02	243,279	2,608	1.43
Total deposits	0.87	806,710	2,141	1.06	765,155	1,498	0.78	799,063	6,133	1.02	743,199	3,608	0.65
Borrowings	2.33	87,492	691	3.16	107,681	792	2.94	120,194	2,717	3.01	136,722	2,678	2.61
Total interest-bearing liabilities	0.99	894,202	2,832	1.27	872,836	2,290	1.05	919,257	8,850	1.28	879,921	6,286	0.95

Net interest income			$9,263			$9,265			$27,999			$27,396
Net interest rate spread	3.17			2.87			3.00			2.86			2.99
Net earning assets		$273,151			$267,157			$267,371			$259,035
Net interest margin (3)				3.17			3.25			3.15			3.21
Average interest-earning assets to average interest-bearing liabilities		130.5%			130.6%			129.1%			129.4%

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

	Three Months Ended			Nine Months Ended
	September 30, 2019 vs. 2018			September 30, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest earning assets:
Loans receivable, net	$407	$266	$673	$2,116	$1,047	$3,163
Investments	(99)	(41)	(140)	(402)	321	(81)
FHLB stock	(13)	5	(8)	(19)	50	31
Other(1)	29	(14)	15	47	7	54
Total interest-earning assets	$324	$216	$540	$1,742	$1,425	$3,167

Interest-bearing liabilities:
Savings accounts	$47	$246	$293	$70	$867	$937
Interest-bearing transaction accounts	1	—	1	1	59	60
Money market accounts	(46)	41	(5)	(59)	190	131
Certificates of deposit	99	255	354	228	1,169	1,397
Borrowings	(149)	48	(101)	(324)	363	39
Total interest-bearing liabilities	$(48)	$590	$542	$(84)	$2,648	$2,564

Net change in interest income	$372	$(374)	$(2)	$1,826	$(1,223)	$603

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2019, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$214,390	$51,675	$13,000	$—	$279,065
FHLB advances	65,324	10,000	10,000	—	85,324
Operating leases	316	521	441	1,758	3,036
Borrower taxes and insurance	1,876	—	—	—	1,876
Deferred compensation	471	—	53	464	988
Total contractual obligations	$282,377	$62,196	$23,494	$2,222	$370,289

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2019:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$658	$—	$—	$—	$658
Adjustable-rate	27	—	—	—	27
Unfunded commitments under lines of credit or existing loans	2,095	24,381	2,963	46,274	75,713
Standby letters of credit	—	214	—	—	214
Total commitments	$2,780	$24,595	$2,963	$46,274	$76,612

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and cash equivalents totaled $56.5 million, and unpledged securities classified as available-for-sale with a market value of $251.2 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $85.3 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral has been pledged as of September 30, 2019.

At September 30, 2019, we had $685,000 in loan commitments outstanding and an additional $76.2 million in undisbursed loans and standby letters of credit, including $38.7 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of September 30, 2019 totaled $214.4 million, or 76.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise. In addition, shorter-term rates are more favorable to longer terms with the current flat to inverted yield curve. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At September 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $19.2 million.

Capital Resources
At September 30, 2019, shareholders' equity totaled $177.3 million, or 14.2% of total assets. Our book value per share of common stock was $16.42 at September 30, 2019, compared to $15.42 at December 31, 2018. Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards.

At September 30, 2019, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at September 30, 2019.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$147,430	12.0%	$49,020	4.0%	$61,275	5.0%
Common equity tier I (to risk-weighted assets)	147,430	18.0	36,944	4.5	53,363	6.5
Tier I risk-based capital (to risk-weighted assets)	147,430	18.0	49,258	6.0	65,678	8.0
Total risk-based capital (to risk-weighted assets)	157,054	19.1	65,678	8.0	82,097	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer of 2.5%.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2019 - July 31, 2019	16,249	$16.41	—	262,209
August 1, 2019 - August 31, 2019	60,000	16.17	60,000	202,209
September 1, 2019 - September 30, 2019	71,400	16.52	71,400	130,809
Total	147,649	$16.37	131,400
(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 16,249 shares, 0 shares, and 0 shares, respectively, for the periods indicated.
(2) On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of September 30, 2019, a total of 1,035,850 shares, or 88.8% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.10 per share, leaving 130,809 shares available for future purchases.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income ; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 8, 2019	/s/ Laurence J. Hueth

Laurence J. Hueth
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2019	/s/ Regina M. Wood

Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)