Form 10-K
period 2019-12-31
First Northwest Bancorp
filed 2020-03-09
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 2019	or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	[ ]	Accelerated filer	[x]	Non-accelerated filer	[ ]	Smaller reporting company	[x]
						Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [x]

At February 28, 2020, the registrant had 10,628,030 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2019, was $170,540,451.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP
2019 ANNUAL REPORT ON FORM 10-K

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Federal” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

Forward-Looking Statements
Certain matters in this Annual Report on Form 10-K ("Form 10-K"), including information included or incorporated by reference, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements often identified by words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.
These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;

•	a decrease in the secondary market demand for loans that we originate for sale;

•	our ability to control operating costs and expenses;

•	whether our management team can implement our operational strategy including but not limited to our efforts to achieve loan growth;

•
our ability to successfully execute on merger and/or acquisition strategies and integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related cost savings within expected time frames;

•	our ability to successfully execute on growth strategies related to our lending center and new branches;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies;

•	our ability to attract and retain deposits;

•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services;

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

•	any failure of key third-party vendors to perform their obligations to us; and

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including risks discussed under "Item 1.A. -- Risk Factors" in this Form 10-K.

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

Available Information
The Company provides an Investor Relations link on its website (www.ourfirstfed.com) to the Securities and Exchange Commission’s (“SEC”) website (www.sec.gov) for purposes of providing copies of its annual report to shareholders, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and press releases. Other than an investor’s own Internet access charges, these filings are available free of charge. The information contained on our website is not included as part of, or incorporated by reference into, this Form 10-K.

PART I

Item 1. Business
General

First Northwest Bancorp ("First Northwest" or the "Company"), a Washington corporation formed on August 14, 2012, is the bank holding company for First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank").

At December 31, 2019, the Company had total assets of $1.3 billion, net loans of $878.4 million, total deposits of $1.0 billion, and total shareholders' equity of $176.9 million. The Company's business activities have generally been limited to passive investment activities and oversight of its investment in First Federal. In 2019, the Company also entered into a partnership to strategically invest up to $3.0 million into fintech-related businesses. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

First Northwest is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). First Federal is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). First Federal is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Federal is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. We have ten full-service branches and a lending center in Seattle, WA.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. Over the last five years we have significantly increased the origination of commercial real estate, multi-family real estate, and construction loans and more recently have increased our auto loan portfolio through our indirect lending and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funds for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

During 2017, the Company changed its fiscal year from a fiscal year ending on June 30 to a fiscal year ending on December 31 of each year. As a result, certain information included in Item 1 of this Form 10-K is reported for the six-month transition period from July 1, 2017 to December 31, 2017, and information prior to that is for fiscal years ended June 30.

Market Area

We operate out of ten full-service branch offices and our Seattle lending center located in King County. We have five branches in Clallam County, one in Jefferson County, two in Kitsap County, and two in Whatcom County. All population and income data below is derived from the U.S. Census Bureau website.

Clallam County has a population of approximately 76,737 and estimated median family income of $49,913. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.3% at December 31, 2019, compared to 6.9% at December 31, 2018. By comparison, the unemployment rate for the state of Washington was 4.3%, and the national average was 3.5% at December 31, 2019.

Jefferson County has a population of approximately 31,729 and estimated median family income of $54,471. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.3% at December 31, 2019, compared to 5.9% at December 31, 2018.

Kitsap County has a population of approximately 269,805 and estimated median family income of $71,610. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.1% at December 31, 2019, compared to 4.9% at December 31, 2018.

Whatcom County has a population of approximately 225,685 and estimated median family income of $59,285. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 4.8% at December 31, 2019, compared to 5.0% at December 31, 2018.

King County, which includes the City of Seattle, has a population of approximately 2.2 million and estimated median family income of $89,418. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 2.1% at December 31, 2019, compared to 3.3% at December 31, 2018.

Our business plan includes the intent to extend our operations beyond our current base to areas throughout the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.2 million, or 29.2% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban center along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, clean technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Corporation and Microsoft, two major industry leaders, and more recently, Amazon.com. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile, the region's workforce is generally highly educated. Washington's geographic proximity to the Pacific Rim along with a deep water port has made it a center for international trade, which contributes significantly to the regional economy. The Washington ports make Washington the fourth largest exporting state in the nation, and the top five trading partners with Washington include China, Mexico, Canada, Japan and Korea. Tourism has also developed into a major industry, due to the scenic beauty, temperate climate, and easy accessibility. Maritime industry employment, supported by the trade and fishing industries, is also an important employment sector.

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

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,						June 30,
	2019		2018		2017		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$306,014	34.6%	$336,178	38.7%	$355,391	45.2%	$328,243	44.7%	$308,471	49.3%	$241,910	48.0%
Multi-family	96,098	10.9	82,331	9.5	73,767	9.4	58,101	7.9	46,125	7.4	45,100	8.9
Commercial real estate	255,722	28.9	253,235	29.1	202,956	25.8	202,038	27.5	161,182	25.7	128,028	25.4
Construction and land	37,187	4.2	54,102	6.2	71,145	9.0	71,630	9.8	50,351	8.0	20,497	4.1
Total real estate loans	695,021	78.6	725,846	83.5	703,259	89.4	660,012	89.9	566,129	90.4	435,535	86.4

Consumer:
Home equity	35,046	4.0	37,629	4.3	38,473	4.9	35,869	4.9	33,909	5.4	40,064	8.0
Auto and other consumer	112,119	12.7	87,357	10.0	28,106	3.6	21,043	2.9	9,023	1.5	10,697	2.1
Total consumer loans	147,165	16.7	124,986	14.3	66,579	8.5	56,912	7.8	42,932	6.9	50,761	10.1

Commercial business loans	41,571	4.7	18,898	2.2	16,303	2.1	17,073	2.3	16,924	2.7	17,532	3.5

Total loans	883,757	100.0%	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%	503,828	100.0%

Less:
Net deferred loan fees	206		292		724		904		1,182		840
Premium on purchased loans, net	(4,514)		(3,947)		(2,454)		(2,216)		(2,280)		(1,957)
Allowance for loan losses	9,628		9,533		8,760		8,523		7,239		7,111
Total loans, net	$878,437		$863,852		$779,111		$726,786		$619,844		$497,834

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,						June 30,
	2019		2018		2017		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-rate loans:	(Dollars in thousands)
Real estate:
One- to four-family	$193,919	21.9%	$214,359	24.5%	$219,511	27.9%	$215,706	29.4%	$198,984	31.8%	$182,299	36.9%
Multi-family	35,955	4.1	20,756	2.4	19,786	2.5	1,370	0.2	9,596	1.5	7,979	1.6
Commercial real estate	74,386	8.4	75,637	8.7	58,656	7.5	38,423	5.2	46,082	7.4	36,880	7.5
Construction and land	20,449	2.3	36,208	4.2	23,791	3.0	21,582	2.9	17,399	2.7	14,132	2.9
Total real estate loans	324,709	36.7	346,960	39.8	321,744	40.9	277,081	37.7	272,061	43.4	241,290	48.9
Consumer:
Home equity	18,596	2.1	18,056	2.1	14,586	1.8	12,582	1.7	8,845	1.4	8,741	1.8
Auto and other consumer	111,585	12.6	86,681	10.0	27,303	3.5	20,170	2.7	7,991	1.3	6,986	1.3
Total consumer loans	130,181	14.7	104,737	12.1	41,889	5.3	32,752	4.4	16,836	2.7	15,727	3.1
Commercial business loans	32,933	3.7	5,507	0.6	6,066	0.8	5,688	0.8	6,607	1.1	5,900	1.2
Total fixed-rate loans	487,823	55.1	457,204	52.5	369,699	47.0	315,521	42.9	295,504	47.2	262,917	53.2

Adjustable-rate loans:
Real estate:
One- to four-family	112,095	12.7	121,819	14.0	135,880	17.3	112,537	15.4	109,487	17.5	74,397	15.1
Multi-family	60,143	6.8	61,575	7.1	53,981	6.9	56,731	7.7	36,529	5.8	25,107	5.1
Commercial real estate	181,336	20.5	177,598	20.4	144,300	18.4	163,615	22.3	115,100	18.4	88,743	18.0
Construction and land	16,738	1.9	17,894	2.1	47,354	6.0	50,048	6.8	32,952	5.3	4,995	1.0
Total real estate loans	370,312	41.9	378,886	43.6	381,515	48.6	382,931	52.2	294,068	47.0	193,242	39.2
Consumer:
Home equity	16,450	1.9	19,573	2.3	23,887	3.0	23,287	3.2	25,064	4.0	27,646	5.6
Auto and other consumer	534	0.1	676	0.1	803	0.1	873	0.1	1,032	0.2	1,212	0.2
Total consumer loans	16,984	2	20,249	2.4	24,690	3.1	24,160	3.3	26,096	4.2	28,858	5.8
Commercial business loans	8,638	1.0	13,391	1.5	10,237	1.3	11,385	1.6	10,317	1.6	8,864	1.8
Total adjustable-rate loans	395,934	44.9	412,526	47.5	416,442	53.0	418,476	57.1	330,481	52.8	230,964	46.8

Total loans	883,757	100.0%	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%	493,881	100.0%
Less:
Net deferred loan fees	206		292		724		904		1,182		840
Premium on purchased loans, net	(4,514)		(3,947)		(2,454)		(2,216)		(2,280)		(1,957)
Allowance for loan losses	9,628		9,533		8,760		8,523		7,239		7,111
Total loans, net	$878,437		$863,852		$779,111		$726,786		$619,844		$487,887

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2019. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2020 that have fixed interest rates is $444.3 million, while the total amount of loans due after such date that have adjustable interest rates is $387.9 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$15	7.52%	$288	4.61%	$804	3.92%	$22,681	3.48%	$282,226	4.03%	$306,014	3.99%
Multi-family	107	5.00	17,806	3.85	607	4.64	51,288	4.46	26,290	4.65	96,098	4.40
Commercial real estate	14,206	4.80	6,326	5.72	29,122	4.46	199,429	4.57	6,639	3.75	255,722	4.60
Construction and land	1,602	5.46	702	6.08	3,587	6.61	10,422	5.46	20,874	4.44	37,187	5.01
Consumer:
Home equity	491	5.03	3,147	5.80	471	5.45	8,369	5.41	22,568	4.56	35,046	4.89
Auto and other consumer	1,448	7.19	3,594	4.54	18,130	5.61	39,563	6.44	49,384	6.68	112,119	6.36

Commercial business loans	27,058	5.87	2,328	5.71	4,561	4.83	2,334	5.51	5,290	4.43	41,571	5.15

Total loans	$44,927		$34,191		$57,282		$334,086		$413,271		$883,757
_______________
(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans
The following table shows at December 31, 2019 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:	(Dollars in thousands)
One- to four-family	$144,368	47.2%	$134,093	43.8%	$4,315	1.4%	$282,776	92.4%	$23,238	7.6%	$306,014	34.6%
Multi-family	3,431	3.6	83,696	87.1	8,971	9.3	96,098	100.0	—	—	96,098	10.9
Commercial real estate	55,643	21.7	178,145	69.7	21,934	8.6	255,722	100.0	—	—	255,722	28.9
Construction and land	13,873	37.3	23,106	62.1	208	0.6	37,187	100.0	—	—	37,187	4.2
Total real estate loans	217,315	31.3	419,040	60.3	35,428	5.1	671,783	96.7	23,238	3.3	695,021	78.6

Consumer loans:
Home equity	31,730	90.5	3,313	9.5	3	—	35,046	100.0	—	—	35,046	4.0
Auto and other consumer	17,940	16.0	24,999	22.3	1,045	0.9	43,984	39.2	68,135	60.8	112,119	12.7
Total consumer loans	49,670	33.8	28,312	19.2	1,048	0.7	79,030	53.7	68,135	46.3	147,165	16.7

Commercial business loans	35,184	84.6	6,096	14.7	—	—	41,280	99.3	291	0.7	41,571	4.7

Total loans	$302,169	34.2%	$453,448	51.3%	$36,476	4.1%	$792,093	89.6%	$91,664	10.4%	$883,757	100.0%
____________
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.
(3) Includes loans located primarily in California and Ohio.

One- to Four-Family Real Estate Lending. At December 31, 2019, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $306.0 million, or 34.6%, of our total loan portfolio, including $23.2 million, or 7.6%, of loans secured by properties outside the state of Washington, primarily purchased loan pools in the states of California and Ohio. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

Fixed-rate residential mortgages are offered with repayment terms between 10 and 30 years, priced off of Freddie Mac posted daily pricing indications adjusted for economic and competitive considerations. Adjustable-rate residential mortgage products with similar amortization terms are also offered, with an interest rate that is typically fixed for an initial period ranging from one to seven years with annual adjustments thereafter. Future interest rate adjustments include periodic caps of no more than 2% and lifetime caps of 5% to 6% above the initial interest rate, with no borrower prepayment restrictions.

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Federal, adjustable rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. We do not offer adjustable-rate mortgages with deep discount teaser rates. At December 31, 2019, the average interest rate on our adjustable-rate mortgage loans was approximately 17.0% under the fully indexed rate. As of December 31, 2019, we had $112.1 million, or 12.7%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

The underwriting process considers a variety of factors including credit history, debt to income ratios, property type, loan to value ratio, and occupancy. For loans with over 80% loan to value ratios, we typically require private mortgage insurance, which reduces our exposure to loss in the event of a loan default. Credit risk is also mitigated by obtaining title insurance, hazard insurance, and flood insurance. Residential mortgage loans which require appraisals are appraised by independent fee-based appraisers.

In connection with rules and regulations issued by the Consumer Financial Protection Bureau ("CFPB"), we are required to make a reasonable, good-faith determination before or when we consummate a mortgage loan that the borrower has a reasonable ability to repay the loan, and in some cases involving qualified mortgages we are presumed to have complied with this requirement. We believe that generally all of our mortgage loans originated meet these standards.

First Federal does not actively engage in subprime mortgage lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime mortgage loans.

Commercial and Multi-Family Real Estate Lending. At December 31, 2019, $255.7 million, or 28.9%, and $96.1 million, or 10.9%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2019, we have identified $43.6 million of our commercial real estate portfolio as owner-occupied commercial real estate and $308.3 million is secured by income producing, or non-owner-occupied, commercial real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

Commercial and multi-family real estate loans are generally priced at a higher rate of interest than one- to four-family residential loans, to compensate for the greater risk associated with higher loan balances and the complexity of underwriting and monitoring these loans. Repayment on loans secured by commercial or multi-family properties is dependent on successful management by the property owner to create sufficient net operating income to meet debt service requirements. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, that provide us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2019, we had $181.3 million in adjustable-rate commercial real estate loans and $60.1 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, The Wall Street Journal prime rate, or a similar term FHLB borrowing rate.

During 2019, the Bank moved away from the London Interbank Offered Rate ("LIBOR") as a market index in anticipation of its sunset in 2022 and in order to mitigate the transition of existing loans tied to LIBOR to a new index, which has yet to be determined. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.38% at December 31, 2019. Of all of the adjustable-rate commercial loans, 100.0% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 14.75% at December 31, 2019.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of an appraiser opinion of market value. The minimum debt service coverage ratio is 1.25 for non-owner-occupied and owner-occupied properties. We require independent appraisals or evaluations on all loans secured by commercial or multi-family real estate from an approved appraisers list.

Once we make a loan, we monitor the relationship at least annually to assure the borrower continues to meet certain loan requirements as set forth at origination, which may include an annual inspection of the property. Commercial and multi-family real estate loans of $1.5 million or greater are subject to a formal credit review of the entire lending relationship at least annually, which includes detailed financial and cash flow analysis, covenant compliance and annual risk rating certification. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$96,098	27.3%	$74,511	22.2%	$72,137	26.1%
Office building	52,420	14.9	52,290	15.6	30,344	11.0
Hospitality	51,055	14.5	51,134	15.3	23,741	8.6
Retail	48,487	13.8	50,409	15.0	42,798	15.5
Mixed use	16,589	4.7	24,293	7.2	11,205	4.0
Self-storage	10,269	2.9	11,641	3.5	17,007	6.1
Health care	12,390	3.5	10,186	3.0	9,581	3.5
Warehouse	6,263	1.7	6,028	1.8	6,433	2.3
Manufacturing	—	—	3,765	1.1	3,857	1.4
Vehicle dealership	2,451	0.7	2,560	0.8	2,658	1.0
Other non-owner occupied	12,228	3.5	10,833	3.2	11,178	4.0

Total non-owner occupied	308,250	87.5	297,650	88.7	230,939	83.5

Owner occupied
Health care	14,091	4.0	11,586	3.5	11,892	4.3
Vehicle dealership	7,249	2.1	7,705	2.3	8,096	2.9
Office building	6,873	2.0	4,335	1.3	9,726	3.5
Warehouse	3,351	1.0	2,997	0.9	1,687	0.6
Retail	2,631	0.7	2,801	0.9	2,957	1.1
Manufacturing	2,138	0.6	2,150	0.6	2,983	1.1
Mixed use	1,370	0.4	1,429	0.4	1,797	0.6
Hospitality	361	0.1	486	0.1	1,077	0.4
Other owner-occupied	5,506	1.6	4,427	1.3	5,569	2.0

Total owner occupied	43,570	12.5	37,916	11.3	45,784	16.5

Summary by type
Multi-family	96,098	27.3	74,511	22.2	72,137	26.1
Office building	59,293	16.9	56,625	16.9	40,070	14.5
Retail	51,118	14.5	53,210	15.9	45,755	16.6
Hospitality	51,416	14.6	51,620	15.4	24,818	9.0
Mixed use	17,959	5.1	25,722	7.6	13,002	4.6
Health care	26,481	7.5	21,772	6.5	21,473	7.8
Self-storage	10,269	2.9	11,641	3.5	17,007	6.1
Vehicle dealership	9,700	2.8	10,265	3.1	10,754	3.9
Warehouse	9,614	2.7	9,025	2.7	8,120	2.9
Manufacturing	2,138	0.6	5,915	1.7	6,840	2.5
Other non-owner occupied	12,228	3.5	10,833	3.2	11,178	4.0
Other owner-occupied	5,506	1.6	4,427	1.3	5,569	2.0

Total multi-family and commercial real estate	$351,820	100.0%	$335,566	100.0%	$276,723	100.0%

If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period can be a lengthy process with substantial holding costs. Vacancies, deferred maintenance, repairs and market factors can result in losses during the time it takes to stabilize a property. Depending on the individual circumstances, initial charge-offs and subsequent losses relating to multi-family and commercial loans can be substantial and unpredictable.

The average outstanding loan in our commercial real estate portfolio, including multi-family loans, was $1.2 million as of December 31, 2019. We generally target individual commercial and multi-family real estate loans between $1.0 million and $5.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2019 consisted of a $16.8 million relationship secured by multi-family real estate and multi-family construction in King County, a $16.6 million relationship secured by multi-family real estate in Pierce, King, and Thurston Counties, and a $14.3 million relationship secured by commercial real estate and commercial construction in Clallam County.

Construction and Land Lending. Our construction and land loans decreased $16.9 million, or 31.2%, to $37.2 million, or 4.2% of the total loan portfolio at December 31, 2019, compared to $54.1 million at December 31, 2018. At December 31, 2019, the undisbursed portion of construction loans in process totaled $46.8 million compared to $57.0 million at December 31, 2018.

First Federal offers an “all-in-one” residential custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. Underwriting criteria on these loans include, but are not limited to, minimum debt service coverage requirements of 1.25 or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria.

Construction loan applications generally require architectural and working plans, a material specifications list, a detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for “work in place” based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress. Our construction administrator reviews all construction projects, inspection reports, and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

Custom and speculative construction valuations are based on the assumption that the project will be built in accordance with plans and specifications submitted to us at the time of the loan application. The appraiser takes into consideration the proposed design and market appeal of the improvements, based on current market conditions and demand for homes, although the improvements may not be completed for twelve months or longer, depending on the complexity of the plans and specifications and market conditions.

Land acquisition, development and construction loans are available to local contractors and developers for the purpose of holding and/or developing residential building sites and homes when market conditions warrant such activity. Land acquisition loans are secured by a first lien on the property and are generally limited to 65% of the acquisition price or the appraised value, whichever is less. Development land loans are generally limited to 75% of the discounted appraised value based on the projected lot sale absorption rate and associated carry and liquidation costs of the developed lots and homes. Underwriting criteria for acquisition and development loans include evidence of preliminary plat approval, and a review of compliance with state and Federal environmental protection and disclosure laws, engineering plans, detailed cost breakdowns and marketing plans. Other risk management tools include acquisition of title insurance and review of feasibility and market absorption reports. These loans have been limited to projects within the state of Washington.

At December 31, 2019, the average construction commitment for single-family residential construction was $549,000, for multi-family construction was $3.7 million and for commercial real estate construction was $1.4 million. The largest construction commitments for multi-family and commercial real estate were $9.4 million and $6.0 million, respectively, at December 31, 2019.

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

The success of land acquisition, development and construction lending is dependent upon successful completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, market conditions, the rates of interest paid, and other factors, actual results are difficult to predict and variations from expectations can have a significant adverse effect on a borrower's ability to repay loans and the value and marketability of the underlying collateral. In addition, because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project.

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

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,			June 30,
	2019	2018	2017	2017	2016
	(In thousands)

One- to four-family residential	$16,127	$17,319	$9,560	$13,426	$4,512
Multi-family residential	10,465	17,348	22,256	26,105	12,301
Commercial real estate	3,325	11,008	22,748	17,139	18,846
Land	7,270	8,427	16,581	14,960	14,692
Total construction and land	$37,187	$54,102	$71,145	$71,630	$50,351

Our construction and land loans are geographically disbursed throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects, and during 2019, we began also utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2019	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,915	$23,969	$496	$39,380
Multi-family residential	—	27,241	—	27,241
Commercial real estate	6,381	563	3,120	10,064
Total commitment	$21,296	$51,773	$3,616	$76,685

Construction Funds Disbursed
One- to four-family residential	$5,242	$10,734	$151	$16,127
Multi-family residential	—	10,465	—	10,465
Commercial real estate	2,704	563	58	3,325
Total disbursed	$7,946	$21,762	$209	$29,917

Undisbursed Commitment
One- to four-family residential	$9,673	$13,235	$345	$23,253
Multi-family residential	—	16,776	—	16,776
Commercial real estate	3,677	—	3,062	6,739
Total undisbursed	$13,350	$30,011	$3,407	$46,768

Land Funds Disbursed
One- to four-family residential	$4,904	$1,343	$—	$6,247
Commercial real estate	1,023	—	—	1,023
Total disbursed for land	$5,927	$1,343	$—	$7,270

December 31, 2018	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,814	$18,550	$—	$35,364
Multi-family residential	—	45,313	—	45,313
Commercial real estate	1,868	20,147	—	22,015
Total commitment	$18,682	$84,010	$—	$102,692

Construction Funds Disbursed
One- to four-family residential	$8,321	$8,998	$—	$17,319
Multi-family residential	—	17,348	—	17,348
Commercial real estate	1,584	9,424	—	11,008
Total disbursed	$9,905	$35,770	$—	$45,675

Undisbursed Commitment
One- to four-family residential	$8,493	$9,552	$—	$18,045
Multi-family residential	—	27,965	—	27,965
Commercial real estate	284	10,723	—	11,007
Total undisbursed	$8,777	$48,240	$—	$57,017

Land Funds Disbursed
One- to four-family residential	$6,124	$2,023	$—	$8,147
Commercial real estate	—	280	—	280
Total disbursed for land	$6,124	$2,303	$—	$8,427

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles, and personal lines of credit. At December 31, 2019, home equity loans and lines of credit totaled $35.0 million, or 4.0% of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall capacity of the applicant. Home equity loans are made for the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed-rate, fully-amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from 5 to 20 years. We also offer, to borrowers who qualify, a five-year home equity line of credit with a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only for the first year. The balance and rate are fixed after five years and the principal amortized over the remaining fifteen year period of the loan up to a maximum of $750,000 if in first lien position. Home equity fixed and line of credit products in second lien positions behind a First Federal mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

We originate, refinance, or purchase auto loans with a maximum term of up to 144 months depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risk involved. Direct and indirect lending sources are used to originate auto loans. At December 31, 2019, auto loans totaled $106.4 million, of which $70.5 million were purchased and $32.3 million were originated through indirect dealer programs, as described below. Our balance of auto loans grew by $66.7 million since December 31, 2018.

Indirect auto loans are originated with auto dealerships located throughout our market areas through a third party service provider that also facilitates a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. At December 31, 2019, there were 39 auto dealerships participating in our indirect lending program. Indirect auto loan customers receive a fixed rate loan in an amount and at an interest rate that is based on review of their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Loans may be made up to the full sales price of the vehicle plus "Additional Vehicle Costs," such as sales tax, dealer preparation fees, license and title fees, service and warranty contracts, and "GAP" insurance coverage obtained in connection with purchase of the vehicle. Accordingly, the amount financed by us may exceed the manufacturer's suggested retail price of the financed vehicle, or in the case of used vehicles the vehicle's value as assigned by the Kelly Blue Book, our primary reference source of used cars, and Additional Vehicle Costs. In January 2017, a "final LTV" was implemented, limiting the loan to value ratio to 100% of the full sales price plus Additional Vehicle Costs. The loan term on indirect auto loans averages 70 months, which is comparable to national auto industry data.

We purchase auto loans through a partnership with a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans range from $10,000 to over $250,000 with terms that range from 84 to 144 months and require down payments of 10% to 20%. We receive loan pools each week with complete packages that we are able to underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator helps mitigate risk of loss by facilitating collection efforts should repossession become necessary, for which we would incur a cost. Historically, losses on these types of loans is less than 1% and First Federal has incurred no losses since implementation of this program in 2018.

Because our primary focus for auto loans is on the credit quality of the customer rather than the value of the collateral, the collectability of an auto loan is more likely to be affected by adverse personal circumstances than a single-family first mortgage loan. We rely on the borrower's continuing financial stability, rather than on the value of the vehicle, for repayment.

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

Commercial Business Lending. As of December 31, 2019, commercial business loans totaled $41.6 million, or 4.7% of our loan portfolio. Included in commercial business loans was $22.9 million in loans through the Northpointe Bank Mortgage Participation Program ("Northpointe MPP"), which provides interim financing to mortgage originators based on the contractual sale agreement of a mortgage loan. The Northpointe MPP interim loan is funded upon receipt of a valid contractual sale agreement and repaid to us when the cash settlement for that loan occurs and the mortgage originator has been paid, generally within 30 days. Management selects which mortgage originators to finance based on a review of their business, loan pricing, and origination volumes. At our discretion, we may add or remove mortgage originators from time to time. We also have limited our balance of loans made through the Northpointe MPP to $25.0 million at December 31, 2019. The actual balance in the Northpointe MPP can fluctuate significantly due to variances in the timing of funding and repayments, as well as the program's dependence on the ability to maintain mortgage origination volumes, which has resulted in lower average balances. Management increased the maximum balance of loans through Northpointe MPP from $25.0 to $35.0 million during the first quarter of 2020.

The remaining balance of commercial business loans includes lines of credit, term loans, and letters of credit used for general business purposes, including seasonal and permanent working capital, equipment financing, and general investments. These loans are typically secured by business assets, and loan terms vary from one to seven years with floating rates indexed to similar FHLB advance rates, The Wall Street Journal prime rate, LIBOR or other indices. These loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. Our commercial business lending underwriting includes an analysis of the borrower’s financial condition, past, present and future cash flows, and the collateral pledged as security. We generally obtain personal guarantees on our commercial business loans. We focus our commercial lending activities on small-to-medium sized, privately-held companies with local or regional businesses that operate in our market area.

Commercial business loans are originated based on the cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Most often, collateral for commercial business loans consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third party payments can affect the amount of losses we incur in the event of default. Similar to commercial and multi-family real estate loans, commercial business relationships of $1.5 million or greater are subject to a formal review of the entire lending relationship at least annually.

Loan Origination and Underwriting. Our loans are obtained from a variety of sources, including existing or walk-in customers, business development, referrals, and advertising, among others. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are originated by our relationship managers ("RMs") and underwritten centrally with credit presentations submitted for approval to the appropriate individuals and committee(s) with lending authority designated by the Board of Directors.

Lending Authority. Through its current policy, the Board of Directors delegates lending authority to the Bank’s management and staff and to the Senior Loan Committee ("SLC"). Overdrafts and small business express loans require one signature. The Chief Credit Officer ("CCO") has the authority to approve overdrafts up to $250,000, and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans, which are commercial business loans of $100,000 or less, are approved by the CCO or designated personnel and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount, and has the authority to approve most modifications and extensions of credit in any amount for terms of less than one year.

Mortgage loan underwriters have approval authority up to $667,000. The Consumer Credit Manager has approval authority of $1.0 million, and the CCO has approval authority of $2.0 million. Mortgage loans over $2.0 million are approved by the SLC.
For commercial loans, the CCO has approval authority of $3.0 million, and other personnel have approval authority ranging from $500,000 to $1,000,000. Commercial loan relationships over $3.0 million are approved by the SLC.
The Mortgage and Consumer Credit Manager has approval authority for consumer loans up to $500,000 and certain named individuals have authority ranging from $75,000 to $250,000. Additionally, we have assigned authority to approve indirect auto loans meeting our underwriting and pricing criteria to our third party service provider. Indirect auto loan reports are reviewed daily for adherence to our policies.
The SLC (on a monthly basis) and the Board Loan Committee ("BLC") (on a quarterly basis) review loan portfolio quality, credit concentrations, production, and industry trends and provide directional oversight over our lending policies. The BLC also reviews, on a quarterly basis, SLC approved loans (including loans to insiders), policy exceptions, and related risk concerns. Additionally, all loan approval policies are reviewed no less than annually.

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $31.8 million at December 31, 2019. First Federal, however, restricts its loans to one borrower to no more than $18.0 million unless specifically approved by the BLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2019.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$16,638	14	Multi-family Real Estate
14,266	8	Commercial Real Estate
13,534	1	Commercial Real Estate
16,793	2	Commercial Real Estate
15,166	4	Commercial Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2019 and 2018 and the six month transition period ended December 31, 2017, our total originations were $199.8 million, $253.4 million, and $174.4 million, respectively.

During the years ended December 31, 2019 and 2018 and the six month transition period ended December 31, 2017, we purchased $68.0 million, $70.4 million, and $43.9 million of loans, respectively. During the last year, the majority of loan pool purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles. A secondary source of purchased loans were commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

The Olympic Peninsula region, which includes a substantial concentration of our depositors and borrowers, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, it has been part of our strategy to originate and purchase loans outside of these areas in the counties surrounding the Puget Sound and elsewhere. As part of that, we may purchase loans with different credit and underwriting criteria than those we originate organically.

We sell residential first mortgage loans in the secondary market. The majority of residential mortgages we originate are fixed-rate, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2019 and 2018 and the six month transition period ended December 31, 2017, we sold $58.0 million, $25.7 million, and $17.4 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party purchasers, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2019, we were servicing $159.7 million of loans for others. We earned mortgage servicing income of $424,000 for the year ended December 31, 2019, $454,000 for the year ended December 31, 2018, and $228,000 for the six month transition period ended December 31, 2017. Mortgage servicing rights for these loans had a fair value of $1.5 million at December 31, 2019. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with “life of the loan” recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $5.0 million at December 31, 2019. There were no loans repurchased during the years ended December 31, 2019, December 31, 2018, or the six month transition period ended December 31, 2017.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk or generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We retain a greater than 50 percent ownership interest in the loan and loan servicing rights in order to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2019, we sold $650,000 in commercial real estate construction loan participations, and during the year ended December 31, 2018, we sold $3.9 million in commercial real estate loan participations.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential and commercial real estate loans was $1.1 million, $577,000 and $499,000 for the year ended December 31, 2019, the year ended December 31, 2018, and the six month transition period ended December 31, 2017, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,		Six Months Ended December 31,	Year ended June 30,
	2019	2018	2017	2017
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$59,834	$33,660	$30,531	$66,376
Multi-family	—	247	13,427	—
Commercial real estate	2,900	26,212	22,944	138
Construction and land	26,981	29,610	45,997	18,394
Home equity	5,594	7,214	3,707	6,297
Auto and other consumer	17,327	26,704	8,265	16,192
Commercial business	6,519	2,666	1,220	1,623
Total fixed-rate	119,155	126,313	126,091	109,020
Adjustable-rate:
One- to four-family	15,419	7,414	5,778	4,075
Multi-family	8,104	11,202	5,038	23,797
Commercial real estate	25,128	60,641	10,916	43,939
Construction and land	22,252	36,611	17,543	30,325
Home equity	8,118	5,322	5,151	6,464
Auto and other consumer	3	4	2	11
Commercial business	1,670	5,884	3,913	4,244
Total adjustable-rate	80,694	127,078	48,341	112,855
Total loans originated	199,849	253,391	174,432	221,875

Purchases by type:
One- to four-family	167	1,096	27,963	30,345
Multi-family	19,679	1,258	1,011	10,782
Commercial real estate	6,000	23,307	13,603	—
Multi-family construction	—	—	—	2,848
Auto	42,188	44,736	1,283	—
Total loans purchased	68,034	70,397	43,860	43,975
Sales and Repayments:
One- to four-family loans sold	58,039	25,668	17,399	23,251
Commercial real estate loans sold	—	5,736	—	10,402
Total loans sold	58,039	31,404	17,399	33,653
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	195,817	208,795	148,749	124,185
Total reductions	253,856	240,199	166,148	157,838
Net loan activity	$14,027	$83,589	$52,144	$108,012

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. We had $206,000, $292,000 and $724,000 of net deferred loan fees at December 31, 2019, 2018, and 2017, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

Asset Quality

Management of asset quality includes loan performance monitoring and reporting as well as utilization of both internal and independent third party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of origination through final repayment, all loans are assigned a risk rating based on pre-determined criteria. The risk rating is monitored annually for most loans and may change during the life of the loan as appropriate.

Loan reviews vary by loan type and complexity. Some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature, such as consumer loans and loans secured by residential real estate. Homogeneous loans may be reviewed based on indicators such as delinquency or credit rating. In cases of significant concern, re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan.

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2019.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$92	—%	1	$116	—%	3	$208	0.1%
Construction and land	1	—	—	—	—	—	1	—	—
Total real estate loans	3	92	—	1	116	—	4	208	—

Consumer loans:
Home equity	1	24	0.1	—	—	—	1	24	0.1
Auto and other consumer	27	370	0.3	45	614	0.5	72	984	0.9
Total consumer loans	28	394	0.3	45	614	0.4	73	1,008	0.7

Commercial business	1	115	0.3	—	—	—	1	115	0.3

Total loans	32	$601	0.1%	46	$730	0.1%	78	$1,331	0.2%
Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans that have been restructured. Nonperforming assets as a percent of total assets was 0.1% at December 31, 2019, 2018 and 2017. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,			June 30,
	2019	2018	2017	2017	2016	2015
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$698	$759	$681	$1,042	$2,413	$4,232
Commercial real estate	109	133	378	426	474	147
Construction and land	29	44	52	28	91	159
Total real estate loans	836	936	1,111	1,496	2,978	4,538

Home equity	112	369	365	398	167	181
Auto and other consumer	848	245	59	21	112	164
Commercial real estate	—	173	—	—	—	—
Total consumer loans	960	787	424	419	279	345
Total nonaccruing loans	1,796	1,723	1,535	1,915	3,257	4,883

Real estate owned:
Construction and land	62	72	—	—	22	0
Total real estate owned	62	72	—	86	22	1,861

Repossessed personal property	92	52	23	18	59	53

Total nonperforming assets	$1,950	$1,847	$1,558	$2,019	$3,338	$6,797

TDR loans:
One- to four-family	$2,371	$2,442	$3,341	$4,029	$4,285	$4,923
Multi-family	107	110	115	118	122	629
Commercial real estate	643	663	910	1,397	1,314	1,363
Total real estate loans	3,121	3,215	4,366	5,544	5,721	6,915

Home equity	160	258	270	312	464	428
Commercial business	263	272	283	289	360	403
Total restructured loans	$3,544	$3,745	$4,919	$6,145	$6,545	$7,746

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%	0.2%	0.3%	0.5%	1.0%
Nonperforming TDR loans included in total nonaccruing loans and total restructured loans above	$81	$84	$393	$673	$944	$2,070

For the year ended December 31, 2019 the year ended December 31, 2018 and the six month period ended December 31, 2017, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $301,000, $279,000 and $277,000, respectively. The amount that was included in interest income on a cash basis on nonaccruing loans was $50,000, $99,000 and $12,000 for the year ended December 31, 2019 and December 31, 2018, and the six month period ended December 31, 2017, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2019, there were 64 loans totaling $1.7 million that continue to accrue interest but for which management has elevated concerns about the ability of these borrowers to comply with loan repayment terms. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of collection efforts is classified as real estate owned. These properties are recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed property, including automobiles, are also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2019, we had one property in real estate owned with a book value of $62,000 and eleven autos in repossessed personal property owned with a book value of $92,000. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed.

Restructured Loans. According to United States Generally Accepted Accounting Principles ("GAAP"), we are required to account for certain loan modifications or restructurings as a TDR. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower under more favorable terms and conditions than we would grant to an ordinary bank customer under the normal course of business.

We engage in other general loan restructures and modifications not considered as TDR loans, which may include lowering interest rates, extending the maturity date, deferring or re-amortizing monthly payments or other concessions, provided that such concessions are not below market rates or considered material and outside of the terms and conditions granted to other borrowers in the ordinary course of business. These general loan restructures and modifications are made on a case-by-case basis.

Adversely classified loans which are subsequently modified and placed in nonaccrual status are generally not returned to accrual status until a period of at least six months with consecutive satisfactory payment performance has occurred, and a return to accrual status is further supported by current financial information and analysis which demonstrates a particular borrower has the financial capacity to meet future debt service requirements.

As of December 31, 2019, we had loans with an aggregate principal balance of $3.5 million that were identified as TDR loans, of which all but $81,000 were performing in accordance with their revised payment terms and on accrual status. Included in the allowance for loan losses at December 31, 2019 was a reserve of $41,000 related to TDR loans. Nonaccruing TDR loans are classified as substandard while accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2019, 2018, and 2017, we had classified loans of $5.0 million, $3.4 million, and $6.7 million, respectively. We had no other classified assets at these dates. In addition, at December 31, 2019 we had $5.1 million of special mention loans.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2019	2018	2017
	(In thousands)
Real estate loans:
One-to-four family	$869	$978	$1,404
Multi-family	297	—	—
Commercial real estate	1,294	1,372	3,848
Construction and land	29	44	83
Total real estate loans	2,489	2,394	5,335

Consumer loans:
Home equity	227	482	555
Auto and other consumer	955	317	112
Total consumer loans	1,182	799	667

Commercial business loans	1,279	173	648

Total loans	$4,950	$3,366	$6,650

The following table shows at December 31, 2019, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$763	0.5%	$106	0.1%	$—	—%	$869	0.3%
Multi-family	—	—	297	0.4	—	—	297	0.3
Commercial real estate	163	0.3	1,131	0.6	—	—	1,294	0.5
Construction and land	29	0.2	—	—	—	—	29	0.1
Total real estate loans	955	0.4	1,534	0.4	—	—	2,489	0.4

Consumer loans:
Home equity	227	0.7	—	—	—	—	227	0.6
Auto and other consumer	94	0.5	547	2.2	23	2.2	955	0.9
Total consumer loans	321	0.6	547	1.9	23	2.2	1,182	0.8

Commercial business loans	—	—	1,279	21.0	—	—	1,279	3.1

Total loans	$1,276	0.4%	$3,360	0.7%	$23	0.1%	$4,950	0.6%
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Loan Losses. The allowance for loan losses was $9.6 million, or 1.1% of total loans, at December 31, 2019, compared to $9.5 million, or 1.1%, at December 31, 2018. On a monthly basis, management prepares a report of the allowance for loan losses and establishes the provision for credit losses based on its analysis of the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio.

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

    Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The formula for the general loan loss reserve allowance is determined by applying an estimated quantified loss percentage, as well as qualitative factors, to various groups of loans. We use a three year loss history including loss percentages based on various historical measures such as the amount and type of classified loans, past due ratios, loss experience, and economic conditions, which could affect the collectability of the respective loan types. Qualitative factors and adjustments to the loan loss reserve calculations are largely subjective but also include objective variables such as unemployment rates, falling or rising real estate values, real estate and retail sales, demographics and other known material economic indicators. A general allowance is then established, based upon the analysis of the above conditions, to recognize the inherent risk associated with the entire loan portfolio. A specific allowance is established when management believes a borrower’s financial and/or collateral condition has materially deteriorated to a point of impairment, and loss is highly probable for that specific loan.

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2019, we had impaired loans of $6.4 million, compared to $6.6 million at December 31, 2018.

In determining specific reserves for those loans evaluated for impairment on an individual basis, management utilizes the valuation shown in the most recent appraisal of the collateral and may adjust that valuation as additional information becomes available. Generally, appraisals or evaluations are updated subsequent to the time of origination, whenever management identifies a loan as impaired or potentially being impaired. Events which may trigger an updated appraisal or evaluation include, but are not limited to, borrower delinquency, material technical defaults, annual review of borrower’s financial condition, property tax and/or assessment delinquency, deferred maintenance or other information known or discovered by us.

Impaired collateral dependent loans require a current valuation and analysis to determine the net value of the collateral for loan loss reserve purposes. Our policy is to update these values every 12 months if the loan and collateral remains impaired, except for smaller balance, homogeneous loans, which are applied a reserve according to their risk weighting and loan class. Certain types of collateral, depending on market conditions, may require more frequent appraisals, updates or evaluations. When the results of the impairment analysis indicate a potential loss, the loan is classified as substandard and is analyzed to determine if a specific reserve amount is to be established or adjusted to reflect any further deterioration in the value of the collateral that may occur prior to liquidation or reinstatement. The impairment analysis takes into consideration the primary, secondary, and tertiary sources of repayment and whether impairment is likely to be temporary in nature or liquidation is anticipated.

Management believes that our allowance for loan losses as of December 31, 2019 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their evaluation of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,						June 30,
	2019		2018		2017		2017		2016		2015
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,024	34.6%	$3,297	38.7%	$3,061	45.2%	$3,071	44.7%	$2,992	49.3%	$3,143	52.0%
Multi-family	888	10.9	762	9.5	648	9.4	511	7.9	341	7.4	251	6.7
Commercial real estate	2,243	28.9	2,289	29.1	1,847	25.8	1,735	27.5	1,268	25.7	998	25.4
Construction and land	399	4.2	585	6.2	648	9.0	683	9.8	599	8.0	336	3.8
Home equity	454	4.0	480	4.3	787	4.9	818	4.9	833	5.4	1,052	7.4
Auto and other consumer	2,261	12.7	1,611	10.0	712	3.6	523	2.9	310	1.5	321	1.7
Commercial business	208	4.7	334	2.2	265	2.1	1,168	2.3	335	2.7	251	3.0
Unallocated	151	—	175	—	792	—	14	—	561	—	759	—
Total	$9,628	100.0%	$9,533	100.0%	$8,760	100.0%	$8,523	100.0%	$7,239	100.0%	$7,111	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2017	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$9,533	$8,760	$8,523	$7,239	$7,111	$8,072
Charge-offs:
One- to four-family	—	(18)	—	—	(75)	(430)
Commercial real estate	—	—	—	—	(18)	—
Construction and land	—	—	—	—	(17)	(49)
Home equity	—	—	(47)	(81)	(77)	(325)
Auto and other consumer	(884)	(638)	(159)	(252)	(172)	(178)
Commercial business	(3)	—	—	(5)	(7)	(177)
Total charge-offs	(887)	(656)	(206)	(338)	(366)	(1,159)

Recoveries:
One- to four-family	5	5	102	113	64	84
Construction and land	2	2	1	2	33	17
Home equity	45	25	22	156	63	48
Auto and other consumer	259	222	117	89	59	46
Commercial business	2	1	1	2	42	3
Total recoveries	313	255	243	362	261	198

Net (charge-offs) recoveries	(574)	(401)	37	24	(105)	(961)
Provision for loan losses	669	1,174	200	1,260	233	0
Balance at end of period	$9,628	$9,533	$8,760	$8,523	$7,239	$7,111

Net recoveries as a percentage of average loans outstanding	0.1%	—%	—%	—%	—%	0.2%

Net recoveries (charge-offs) as a percentage of average nonperforming assets	(30.43)%	(23.9)%	4.4%	0.9%	(2.3)%	(14.0)%

Allowance as a percentage of nonperforming loans	536.1%	553.3%	570.7%	445.1%	222.3%	145.6%

Allowance as a percentage of total loans	1.1%	1.1%	1.1%	1.2%	1.2%	1.4%

Average loans receivable, net	$865,372	$819,372	$839,456	$682,957	$536,706	$491,497

Average total loans	$870,696	$826,055	$739,263	$689,704	$542,855	$498,227

Investment Activities

General. Under Washington law, savings banks are permitted, subject to certain limitations, to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt, and obligations of states and their political subdivisions.

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

Securities. Total investment securities increased $9.1 million, or 3.0%, to $315.6 million at December 31, 2019, from $306.5 million at December 31, 2018, mainly as a result of purchases partially offset by sales and principal payments.

The issuers of mortgage-backed agency securities ("MBS") held in our portfolio, which include Fannie Mae, Freddie Mac, and Government National Mortgage Association ("Ginnie Mae"), and certain issuers of agency bonds held in our portfolio, which include FHLB, Fannie Mae, and the U.S. Small Business Administration, guarantee the timely principal and interest payments in the event of default. Asset-backed security ("ABS") agency bonds held in our portfolio include securities which are backed by student loans where payment is not guaranteed by the issuer. The underlying student loans are reinsured by the U.S. Department of Education, which mitigates a significant portion of their risk of loss. Municipal bonds consist of a mix of taxable and non-taxable revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

ABS and MBS corporate securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our MBS corporate securities consist of fixed and variable rate mortgages issued by various corporations, and our ABS corporate securities consist of a mix of variable rate collateralized loan obligations in managed funds, which we believe have sufficient subordination to mitigate the risk of loss on these investments, and certain corporate debt securities. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our corporate securities are considered investment grade.

During the fourth quarter of 2019, the Bank marked all of its held to maturity investments as available for sale in order to provide greater flexibility to manage changes in the investment portfolio. Management does not intend to place securities into a held-to-maturity portfolio in the foreseeable future.

As a member of the FHLB, we had an average balance of $5.7 million in stock of the FHLB for the twelve months ended December 31, 2019. We received $332,000, $311,000, and $81,000 in dividends from the FHLB during the year ended December 31, 2019 and 2018 and the six month transition period ended December 31, 2017, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2019, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2019		2018		2017
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$39,524	$39,282	$882	$869	$13,058	$13,434
U.S. government agency issued asset-backed securities (ABS agency)	29,796	28,858	26,125	25,752	21,972	21,770
Corporate issued asset-backed securities (ABS corporate)	41,728	40,855	37,897	36,723	22,823	22,768
Corporate issued debt securities (Corporate debt)	9,986	9,643	9,986	9,888	19,835	19,908
U.S. Small Business Administration securities (SBA)	28,423	28,459	35,936	35,670	47,325	47,274
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	159,697	160,167	147,205	143,455	146,532	144,542
Corporate issued mortgage-backed securities (MBS corporate)	8,374	8,316	10,953	10,610	20,721	20,546
Total available for sale	317,528	315,580	268,984	262,967	292,266	290,242

Securities held to maturity:
Municipal bonds	—	—	11,919	11,962	13,963	14,119
SBA	—	—	302	301	399	395
Mortgage-backed:
MBS agency	—	—	31,282	30,727	35,764	35,752
Total held to maturity	—	—	43,503	42,990	50,126	50,266

FHLB stock	6,034	6,034	6,927	6,927	7,023	7,023

Total securities	$323,562	$321,614	$319,414	$312,884	$349,415	$347,531

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2019 and December 31, 2018, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2019
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$1,983	2.24%	$13,104	2.46%	$24,437	3.05%	$39,524	2.81%	$39,282
Agency bonds	—	—	—	—	—	—	—	—	—	—	—
ABS agency	—	—	—	—	8,879	4.27	20,917	4.40	29,796	4.36	28,858
ABS corporate	—	—	—	—	12,641	5.60	29,087	3.66	41,728	4.25	40,855
Corporate debt	—	—	—	—	9,986	3.63	—	—	9,986	3.63	9,643
SBA	—	—	60	2.32	13,850	3.19	14,513	3.26	28,423	3.23	28,459
Mortgage-backed:
MBS agency	—	—	13,360	2.32	6,261	1.86	140,076	2.50	159,697	2.46	160,167
MBS corporate	—	—	—	—	—	—	8,374	3.03	8,374	3.03	8,316
Total available for sale	—	—	15,403	2.31	64,721	3.60	237,404	2.93	317,528	3.04	315,580

Securities held to maturity:
Municipal bonds	—	—	—	—	—	—	—	—	—	—	—
SBA	—	—	—	—	—	—	—	—	—	—	—
Mortgage-backed:
MBS agency	—	—	—	—	—	—	—	—	—	—	—
Total held to maturity	—	—	—	—	—	—	—	—	—	—	—

Total securities	$—	—	$15,403	2.31%	$64,721	3.60%	$237,404	2.93%	$317,528	3.04%	$315,580

	December 31, 2018
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$—	—%	$115	1.80%	$767	3.31%	$882	3.11%	$869
ABS agency	—	—	—	—	—	—	26,125	5.81	26,125	5.81	25,752
ABS corporate	—	—	—	—	—	—	37,897	4.98	37,897	4.98	36,723
Corporate debt	—	—	—	—	9,986	3.78	—	—	9,986	3.78	9,888
SBA	—	—	—	—	9,463	2.88	26,473	3.44	35,936	3.30	35,670
Mortgage-backed:
MBS agency	—	—	7,204	2.28	11,862	2.16	128,139	2.65	147,205	2.59	143,455
MBS corporate	—	—	—	—	—	—	10,953	3.29	10,953	3.29	10,610
Total available for sale	—	—	7,204	2.28	31,426	2.89	230,354	3.51	268,984	3.41	262,967

Securities held to maturity:
Municipal bonds	—	—	734	2.35	6,426	2.21	4,759	2.75	11,919	2.43	11,962
SBA	—	—	—	—	302	2.49	—	—	302	2.49	301
Mortgage-backed:
MBS agency	—	—	578	1.60	2,035	1.66	28,669	3.32	31,282	3.18	30,727
Total held to maturity	—	—	1,312	2.02	8,763	2.09	33,428	3.24	43,503	2.97	42,990

Total securities	$—	—%	$8,516	2.24%	$40,189	2.72%	$263,782	3.48%	$312,487	3.35%	$305,957

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2019, there were 62 investment securities with $3.0 million of unrealized losses and a fair value of approximately $198.8 million. At December 31, 2018, there were 69 investment securities with $6.7 million of unrealized losses and a fair value of approximately $268.5 million. We had no OTTI on investment securities at either December 31, 2019 or December 31, 2018.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment repayments and sales are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and other market conditions. Borrowings from the FHLB are used to supplement the availability of funds from other sources and as a source of term funds to assist in the management of interest rate risk.

Our deposit composition consists of certificates of deposit, which account for 30.8% of total deposits at December 31, 2019, and interest and noninterest-bearing checking, savings and money market accounts comprise the remaining balance of total deposits. We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits. Included in certificates of deposit at December 31, 2019 were $51.6 million of brokered certificates of deposit.

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

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2017	2017
	(Dollars in thousands)
Beginning balance	$940,260	$885,032	$823,760	$723,287
Net deposits	53,081	49,878	59,391	97,614
Interest credited	8,304	5,350	1,881	2,859
Ending balance	$1,001,645	$940,260	$885,032	$823,760

Net increase	$61,385	$55,228	$61,272	$100,473

Percent increase	6.5%	6.2%	7.4%	13.9%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2019		2018		2017
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$116,076	11.6%	$114,737	12.2%	$118,193	13.4%
Noninterest-bearing transaction	160,420	16.0	147,415	15.6	154,291	17.4
Savings accounts	168,983	16.9	143,412	15.3	103,243	11.7
Money market accounts	248,086	24.8	273,344	29.1	270,052	30.5

Total transaction and savings deposits	693,565	69.3	678,908	72.2	645,779	73.0

Certificates:
0.00 – 0.99%	12,057	1.2	18,378	2.0	37,147	4.2
1.00 – 1.99%	172,680	17.2	113,093	12.0	198,506	22.4
2.00 – 2.99%	122,120	12.2	129,881	13.8	3,600	0.4
3.00 – 3.99%	1,223	0.1	—	—	—	—
4.00 – 4.99%	—	—	—	—	—	—
5.00 and over	—	—	—	—	—	—

Total certificates	308,080	30.7	261,352	27.8	239,253	27.0

Total deposits	$1,001,645	100.0%	$940,260	100.0%	$885,032	100.0%

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Federal at the dates indicated.

	December 31,
	2019			2018			2017
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$168,983	16.9%	$25,571	$143,412	15.3%	$40,169	$103,243	11.7%	$4,349
Transaction accounts	276,496	27.6	14,344	262,152	27.8	(10,332)	272,484	30.7	26,595
Money-market accounts	248,086	24.8	(25,258)	273,344	29.1	3,292	270,052	30.5	2,549
Fixed-rate certificates which mature in the year ending:
Within 1 year	241,127	24.1	93,008	148,119	15.8	8,506	139,613	15.8	33,165
After 1 year but within 2 years	42,274	4.2	(36,692)	78,966	8.4	17,060	61,906	7.0	2,769
After 2 years but within 5 years	24,679	2.4	(9,588)	34,267	3.6	(3,440)	37,707	4.3	(8,127)
Certificates maturing thereafter	—	—	—	—	—	(27)	27	—	(28)
Total	$1,001,645	100.0%	$61,385	$940,260	100.0%	$55,228	$885,032	100.0%	$61,272

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2019.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:	(Dollars in thousands)

March 31, 2020	$7,752	$60,947	$25,913	$94,612	30.7%
June 30, 2020	2,802	42,426	29,092	75,056	24.4
September 30, 2020	1,019	38,891	17,249	57,400	18.6
December 31, 2020	165	12,717	1,177	14,059	4.6
March 31, 2021	207	1,965	11,514	13,686	4.4
June 30, 2021	112	1,595	3,811	5,764	1.9
September 30, 2021	—	3,267	9,932	13,199	4.3
December 31, 2021	—	2,700	6,925	9,625	3.1
March 31, 2022	—	2,048	2,140	4,188	1.3
June 30, 2022	—	2,086	287	2,373	0.8
September 30, 2022	—	454	2,241	2,695	0.9
December 31, 2022	—	762	1,149	1,911	0.6
Thereafter	—	2,822	10,690	13,512	4.4

Total	$12,057	$172,680	$122,120	$308,080	100.0%

Percent of total	3.9%	56.1%	39.6%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2019. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$15,489	$23,316	$20,275	$24,433	$83,513
Certificates of deposit of $100,000 or more	79,123	51,740	51,184	42,520	224,567

Total certificates	$94,612	$75,056	$71,459	$66,953	$308,080

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2019, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight to less than one year advances and longer term advances maturing in one year or more, to supplement our supply of lendable funds, to meet short-term liquidity needs, and to mitigate interest rate risk.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2019 had pledged loan and security collateral to support a borrowing capacity of $356.2 million. At that date outstanding advances from the FHLB totaled $112.9 million leaving a remaining borrowing capacity of $243.2 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2019	2018	2017	2017
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$65,000	$60,000	$60,000	$60,000
FHLB short-term advances	45,000	72,600	84,100	—
FHLB overnight borrowings	90,889	110,723	62,960	47,338

Average balances:
FHLB long-term advances	$56,250	$60,000	$60,000	$60,000
FHLB short-term advances	3,750	27,658	14,017	—
FHLB overnight borrowings	53,156	47,049	42,329	24,208

Weighted average interest rate:
FHLB long-term advances	3.34%	3.52%	3.52%	3.52%
FHLB short-term advances	2.33	1.76	0.26	—
FHLB overnight borrowings	2.33	2.10	1.38	0.79

Balance outstanding at end of period:
FHLB long-term advances	$50,000	$60,000	$60,000	$60,000
FHLB short-term advances	45,000	25,000	84,100	—
FHLB overnight borrowings	17,930	51,552	—	17,427
Total borrowings	$112,930	$136,552	$144,100	$77,427

Weighted average interest rate at end of period:
FHLB long-term advances	2.98%	3.52%	3.52%	3.52%
FHLB short-term advances	1.79	2.48	1.54	—
FHLB overnight borrowings	1.80	2.58	1.54	1.28

Subsidiary and Other Activities

First Federal has one active subsidiary, 202 Master Tenant, LLC, which was formed in August 2016 in partnership with the Peninsula College Foundation in order to participate in a historic tax credit transaction. This entity meets the criteria for reporting under the equity method of accounting.

In December 2019, the Company entered into a limited partnership to strategically invest up to $3.0 million into fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment will be ten years, with cash installments up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2019, no funds had been contributed to this partnership.

Competition

We face competition in originating loans from other savings institutions, commercial banks, credit unions, life insurance companies, mortgage bankers, private capital, and digital lenders. In general, the primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service. We offer competitive terms and conditions and compete by delivering high-quality, personal service to our customers. Competition for loans is also strong due to the number and variety of institutions competing in our market areas. For instance, competition for loans is particularly intense in the larger markets in the Puget Sound area, such as Seattle, Washington.

Competition for deposits is primarily from other savings institutions, commercial banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the Internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from on-line Internet banking competitors and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including web-based and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2019, First Federal’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 35.1% and 21.9%, respectively, and was less than 2% in Whatcom and Kitsap counties.

Employees

At December 31, 2019, we had 197 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2019:

Matthew P. Deines, age 46, became President and Chief Executive Officer ("CEO") of First Federal in August 2019, and was elected President, CEO, and director of the Company on December 5, 2019. In over 18 years of banking he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and digital banking, as well as operations, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of the newly incorporated Sound Financial, Inc., the predecessor to Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Roarke, Sacher & Moulton, LLP. Mr. Deines has been a conference speaker and instructor for the Washington Bankers Association and is actively involved with several non-profit organizations.

Regina M. Wood, age 49, is Executive Vice President and Chief Financial Officer of the Company and First Federal, positions she has held since March 2013. Prior to that, she served as interim Chief Financial Officer and Vice President of First Federal from December 2012 through March 2013 and Vice President, Controller of First Federal from August 2006 to December 2012. Ms. Wood was the Controller of the Central Washington Grain Growers, Inc. from 2002 to 2006 and Assistant Controller from 1999 to 2002. Ms. Wood is a certified public accountant licensed in the state of Washington.

Christopher J. Riffle, age 44, is Executive Vice President and Chief Operating Officer (COO), General Counsel and Corporate Secretary of the Company and First Federal.  Mr. Riffle has held the COO position since October 2018 and has served as General Counsel and Corporate Secretary since September 2017.  Prior to joining First Federal, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts.  Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Federal starting in 2009.

Terry Anderson, age 51, is Executive Vice President and Chief Credit Officer of First Federal, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank and Bank of America.

Kelly A. Liske, age 43, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011. Prior to joining First Federal, Ms. Liske was employed for 11 years at Washington Mutual where she held various positions in the Retail Banking Division.

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

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to First Northwest Bancorp and First Federal (including their interpretation or implementation) cannot be predicted and could have a material effect on First Northwest Bancorp’s and First Federal’s business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to First Northwest Bancorp and First Federal have been made or proposed in recent years. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve or the CFPB could adversely affect our operations and financial condition.

Regulation of First Federal

General. First Federal, as a state-chartered savings bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of First Federal to the maximum extent permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require First Federal to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of First Federal is intended for the protection of depositors and the deposit insurance fund ("DIF") of the FDIC and not for the purpose of protecting the shareholder(s) of First Federal or First Northwest Bancorp. First Federal is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to First Northwest Bancorp. See "– Capital Requirements" and "– Dividends."

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the DFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance of such an institution if the FDIC determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both agencies may utilize less formal supervisory tools to address their concerns about the condition, operations, or compliance status of a savings bank.

Regulation by the Washington Department of Financial Institutions. State laws and regulations govern First Federal's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state savings bank, First Federal must pay semi-annual assessments, examination costs and certain other charges to the DFI.

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

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Act and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2019, were $82,000. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC calculates assessments for small institutions (those with less than $10 billion in assets) based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Currently, assessment rates range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS Composite scores of 4 or 5, subject to certain adjustments. Assessment rates are scheduled to decrease in the future as the reserve ratio increases. The reserve ratio is the ratio of the net worth of the DIF to aggregate insured deposits.

As required by the Dodd Frank Act, the FDIC has adopted a rule to offset the effect of the increase in the minimum reserve ratio of the DIF on small institutions by imposing a surcharge on institutions with assets of $10 billion or more commencing on July 1, 2016 and ending when the reserve ratio reached 1.35%. On September 30, 2018, the DIF reached 1.36%, ahead of Dodd-Frank's 2020 deadline to meet the 1.35% reserve ratio. As a result, small institutions will receive credits for the portions of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.

Until recently, FDIC-insured institutions were also required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment rate was adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and was the same base as used for the deposit insurance assessment. These assessments continued until the bonds matured in 2019, and the final assessment was payable in March of 2019.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework, designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness, based on five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement, or directive to meet a specific capital level. An institution is considered adequately capitalized if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4.0% or more. The classifications for “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” institutions are also set forth in the regulations. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Further, an institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2019, First Federal was categorized as “well capitalized” under the regulatory capital requirements described below. For additional information, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

As of December 31, 2019, First Northwest Bancorp and First Federal each met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at December 31, 2019, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Federal Reserve and the FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate considering particular risks or circumstances. Management believes that, under the current regulations, First Northwest Bancorp and First Federal will continue to meet their minimum capital requirements in the foreseeable future.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees, and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. First Federal has established comprehensive policies and risk management procedures to ensure the safety and soundness of First Federal.
Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At December 31, 2019, First Federal held $6.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2019, First Federal had $112.9 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks. An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation, or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Community Reinvestment Act. First Federal is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low-and moderate -income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. First Federal received a “satisfactory” rating during its most recent CRA examination.

Commercial Real Estate Ratios. The federal banking regulators issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending, including acquisition, development and construction lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Federal is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Federal to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2019, First Federal's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

First Federal is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, some of these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the way financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In recent years, examination and enforcement by federal and state banking agencies for non-compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations can subject First Federal to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights. First Federal has established a comprehensive compliance system to ensure consumer protection.

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

As a bank holding company, First Northwest Bancorp is required to file semi-annual and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and/or for unsafe or unsound practices.

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

Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks, and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designed as a financial holding company may also engage in certain securities, insurance and merchant banking activities, and other activities determined to be financial in nature or incidental to financial activities.

Regulatory Capital Requirements. The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $3.0 billion (which was increased from $1.0 billion in conjunction with the Crapo Bill, discussed below) or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled “- Regulation of First Federal - Capital Regulation” and Note 12 of the Notes to Consolidated Financial Statements included in Item 8., "Financial Statements and Supplementary Data," of this Form 10-K.

Interstate Banking. The Dodd-Frank Act eliminated interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") and removed many restrictions on de novo interstate branching by state and federally chartered banks. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period of five years, or longer if specified by the law of the host state. In addition, the Federal Reserve generally may not approve an application for an interstate merger transaction if the applicant controls or would control more than 10% of the insured deposits in the United States or

30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. Banks may establish de novo branches in any state, subject to regulatory approval.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Federal bank regulations prohibit banks from using their interstate branches primarily for deposit production, and federal bank regulatory agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2019, First Northwest Bancorp and First Federal qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year.

Restrictions on Dividends. First Northwest Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends from First Federal, as discussed above.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies. In particular, the policy limits the payment of a cash dividend by a bank holding company if the holding company's net income for the past year is not sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with capital needs, asset quality, and overall financial condition. A bank holding company that does not meet any applicable capital standard would not be able to pay any cash dividends under this policy. A bank holding company not subject to consolidated capital requirements is expected not to pay dividends unless its debt-to-equity ratio is less than 1:1, and it meets certain additional criteria. The Federal Reserve also has indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. The capital conservation buffer requirements may limit First Northwest Bancorp's ability to pay dividends.

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

The Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010 and imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under “- Regulation of First Federal - Capital Regulations.” In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two, or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments; and (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer. In August 2015, the Securities and Exchange Commission ("SEC") adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. The rule is intended to provide shareholders with information that they can use to evaluate a Chief Executive Officer’s compensation.

Federal Securities Law. The stock of First Northwest Bancorp is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result, First Northwest Bancorp is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

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

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to First Northwest Bancorp as a registered company under the Exchange Act. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Taxation

Federal Taxation

General. First Northwest Bancorp and First Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Federal. First Federal is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before June 30, 2016. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

We have increased the amount of our commercial real estate and multi-family loans to $351.8 million, or 39.8% of our total loan portfolio, at December 31, 2019, from $335.6 million, or 38.6%, of our total loan portfolio at December 31, 2018. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than one- to four-family loans. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2019, we had $109,000 of nonperforming commercial real estate loans and no nonperforming multi-family loans in our portfolio.
As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny by the FDIC under its policies applicable to management of its portfolio of commercial loans.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $393.4 million, or 44.5% of total loans, at December 31, 2019, from $354.5 million, or 40.8% of total loans, at December 31, 2018. Rapidly growing loan portfolios are, by their nature, less seasoned, meaning they were originated relatively recently. Combined with the geographic expansion of our lending area, our experience with these loans may not provide us with a significant payment history pattern making estimating loan loss allowances more difficult, and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. Further, First Federal has not experienced a downturn in economic conditions with these loans. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2019, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $76.4 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2019 totaled $112.9 million, or 12.8% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

Concentration of credit to a limited number of borrowers increases the risk in First Federal's loan portfolio. If one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Federal is more likely to have a material adverse impact on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2019, our construction and land loans decreased $16.9 million, or 31.2%, to $37.2 million, or 4.2%, of the total loan portfolio at December 31, 2019 and consisted of properties secured by one- to four-family residential of $16.1 million, multi-family of $10.5 million, commercial real estate of $3.3 million, and land of $7.3 million. Land loans include raw land and land acquisition and development loans.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. An economic decline could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent spread of the coronavirus both globally and in the State of Washington, the withdrawal by the United States from the Trans-Pacific Partnership trade agreement, and the current trade dispute with China may affect these businesses and the regional and national economy generally.

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

Over the past six years, we have opened three new full-service branches and a lending center in Seattle, Washington. We may continue to open or purchase new branches and lending centers, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own additional de novo branches and lending centers, and projected timelines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or lending center may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2019, $341.1 million, or 38.6% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans which do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens.

Our non-owner-occupied residential real estate loans may expose us to increased credit risk.

At December 31, 2019, $22.2 million, or 2.5% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2019, we had $41.6 million, or 4.7% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. These borrowers' cash flows may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on such loans.

At December 31, 2019, $48.8 million of our one- to four-family and $4.3 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third- party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $31.8 million at December 31, 2019. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the Board of Directors' Loan/Asset Quality Committee as an exception to policy. At December 31, 2019, under this policy our loans to one borrower limit would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

Additionally, pursuant to our growth strategy, management recognizes that significant new loan growth, new loan products, and the refinancing of existing loans, resulting in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner, may increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Significant provisions to our allowance could materially decrease our net income. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

In addition, the Financial Accounting Standards Board has adopted a new accounting standard update (“ASU”) 2016-13 that will be effective on January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2019, our nonperforming assets, which consist of nonaccruing loans, real estate owned and repossessed assets, were $2.0 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency actions, defaults or other adverse events affecting the issuer or the underlying collateral, if any, of the security, changes in market interest rates, and continued instability in the capital markets. These factors, among others, could cause other-than-temporary-impairment ("OTTI"), realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could materially affect our business, financial condition, and results of operations. Determining OTTI requires complex, subjective judgments about the future financial performance and liquidity of the security's issuer and underlying collateral, if any, to assess the probability of receiving all contractual principal and interest payments due, and these estimates may differ significantly from actual future performance of the security.

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

Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities or other collateral to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. When the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

In July 2017, the United Kingdom Financial Conduct Authority announced that the London Interbank Offered Rate ("LIBOR") will be replaced at the end of 2021. LIBOR is used extensively in the U.S. and globally as a "benchmark" or "reference rate" for various commercial and financial contracts. Although a potential successor to LIBOR has been identified, there are significant conceptual and technical differences between that model and LIBOR. It is not currently possible to determine whether, or to what extent, the replacement of LIBOR will impact the value of any loans, and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

Decreased volumes and lower gains on sales of loans could adversely impact our noninterest income.

We originate and sell one- to four-family mortgage loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one- to four-family mortgage loans pursuant to programs currently offered by Freddie Mac and other secondary market investors. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

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

We rely heavily on the efforts and abilities of our executive officers, and certain other key management personnel, which make up our management team. The loss of the services of any of our current management team could have a material adverse impact on our operations. The ability to attract, retain and season replacements to our management team presents risks to executing our business plan. Changes in our current management team and their responsibilities may be disruptive to our business and operations and could have a material adverse effect on our business, financial condition, and results of operations. While we believe that our relationship with our management team is good, we cannot guarantee that all members of our management team will remain with our organization.

Our consideration of whole bank or branch acquisitions in the future may expose us to financial, execution and operational risks that could adversely affect us.

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

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful; and

•
To finance a future acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional and digital banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Competitors in these nonbank sectors may have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures and could result in significant legal liability and significant damage to our reputation and our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conducted our business through ten branch offices located in Clallam, Jefferson, Kitsap, and Whatcom Counties, Washington; one loan production office located in King County, Washington; and administrative and support services through three offices located in Clallam and Whatcom Counties, Washington as of December 31, 2019. The net book value of the Company’s properties totaled $12.2 million at December 31, 2019. See Note 6 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Location	Full Service Branch	Leased or owned

ADMINISTRATIVE OFFICE
105 W. Eighth Street Port Angeles, Washington 98362		Owned

SUPPORT SERVICES LOCATIONS
Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362		Owned
Bellingham Business Center 3101 Newmarket Street, Suite #103 Bellingham, Washington 98226		Leased

BANKING AND OFFICE LOCATIONS
Eastside 1603 E. First Street Port Angeles, Washington 98362	X	Owned

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	X	Owned

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	X	Owned

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	X	Owned

Forks 131 Calawah Way Forks, Washington 98331	X	Owned

Location	Full Service Branch	Leased or owned

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	X	Owned

Bucklin Hill 3035 Bucklin Hill Road Silverdale, Washington 98383	X	Leased

Barkley Village 1270 Barkley Blvd. Bellingham, Washington 98226	X	Leased

Fairhaven 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	X	Leased

Seattle Lending Center 1301 Second Avenue, Suite 2601 Seattle, Washington 98101		Leased

Bainbridge Island 323 NE High School Rd, Suite E-3 Bainbridge Island, Washington 98110	X	Leased

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at December 31, 2019, was $391,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol “FNWB.” As of the close of business on February 28, 2020, there were 10,628,030 shares of common stock issued and outstanding and we had approximately 555 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

Stock Repurchases. The Company's repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. On September 26, 2017, the Company announced that its Board of Directors had authorized the repurchase of up to 1,166,659 shares of its common stock, or approximately 10.0% of total shares outstanding at the time of the announcement. As of December 31, 2019, 1,141,450 shares at an average cost of $16.22 per share had been repurchased pursuant to the September 26, 2017 stock repurchase plan. On December 5, 2019, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 535,097 shares of its common stock, or approximately 5% of the outstanding shares at that time, and as of December 31, 2019, the Company had not repurchased any shares under this plan.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2019 - October 31, 2019	66,600	$17.40	66,600	64,209
November 1, 2019 - November 30, 2019	33,400	17.26	33,400	30,809
December 1, 2019 - December 31, 2019	7,793	17.59	5,600	560,306
Total	107,793	$17.36	105,600
(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 2,193 shares, respectively, for the periods indicated.
(2) On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. As of December 31, 2019, a total of 1,141,450 shares, or 97.8% of the shares authorized for repurchase under the September 2017 stock repurchase plan, have been purchased at an average cost of $16.22 per share, leaving 25,209 shares available for future purchases under this plan.
On December 5, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 535,097 shares of its common stock, or approximately 5% of its shares of common stock issued and outstanding as of December 2, 2019, and, as of December 31, 2019, no shares had been repurchased under this plan.

Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its Seattle lending center and ten full service branches. We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a large concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, and construction loans, and have increased our auto and consumer loans, including through indirect auto lending and purchased auto loan programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and may sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities.

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

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio through our allowance for loan losses. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.

The noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, advertising and promotion expenses, expenses related to real estate and personal property owned and other miscellaneous expenses.

Our Business and Operating Strategy
Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in recent years are as follows:

•
Expanding our footprint. We have opened four new full-service branches in Silverdale, Bellingham, and Bainbridge Island, Washington and a lending center in Seattle, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our historic market areas in the North Olympic Peninsula. We utilize interactive teller machines, and we continue to explore the use of technology as a way to expand our footprint and provide meaningful services to our customers.

•
Repositioning the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans as well as increased our portfolio of auto loans through our indirect auto lending program and our purchased auto loan program. This has been done to increase the yield on our loan portfolio, reduce our exposure to interest rate risk, and shorten the maturity of our loan portfolio.

•
Adding new deposit capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and business on-line banking, consumer and business mobile banking, and commercial on-line banking capabilities. At our branch locations in Silverdale, Bainbridge Island, and Bellingham, Washington, and at our main administrative building and downtown locations in Port Angeles, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through a video monitor. We remain committed to maintaining competitive deposit products and services.

•
Enhancing our infrastructure. We have focused on upgrading our infrastructure, both in terms of equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to continue to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with our exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•
Increasing our portfolio of higher yielding commercial loans. Through increased loan originations and purchases, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased from $354.5 million, or 40.8% of total loans, at December 31, 2018, to $393.4 million, or 44.5% of total loans, at December 31, 2019. The increase resulted in part from developing relationships with new loan referral sources, including our Board of Directors and loan brokers, pursuing loan purchase and participation opportunities, competing successfully in new and existing markets, and benefiting from the improvement of the economy in northwestern Washington.

•
Increasing our portfolio of auto and other loans. We actively participate in an indirect lending program with auto dealerships within the markets where we have branch locations. We also purchase auto loans from a company that underwrites high-end and classic auto loans for borrowers with exemplary credit, which are typically longer duration but have had historically low loss rates. We have seen losses in the indirect auto loan portfolio over the past year and as a result have changed our underwriting criteria, rate, and fee structure for that program. While balances in the indirect auto loan portfolio have declined as a result of those changes, we continue to emphasize growth in our auto loan purchase program. We believe that effectively growing and managing our auto lending program will help to increase interest income, shorten maturities, and manage interest rate risk. We also intend to increase our home equity line of credit lending and other consumer loans through digital platforms over the next two years.

•
Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets were $1.8 million at December 31, 2018 and $2.0 million at December 31, 2019. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

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

•
Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our market areas. We intend to continue our franchise growth and expect that community bank consolidation will continue to take place and may consider acquiring individual branches or other banks. We do not, however, currently have any understandings or agreements regarding any specific acquisitions and will be disciplined when evaluating and deciding on future acquisitions, recognizing that there may also be opportunity for increasing our market share as a result of customer dissatisfaction from other transactions or changes in strategy of market competitors. Our primary focus for expansion will be in northwestern Washington, although we may consider opportunities that arise in other parts of Western Washington.

•
Hiring experienced employees with a customer sales and service focus. Our goal is to compete by relying on the strength of our customer service and relationship building. We believe that our ability to continue to attract and retain banking professionals who have significant knowledge of existing and new market areas, possess strong business banking sales and service skills, and maintain a focus on community relationships will enhance our success. We intend to hire additional lenders and business development officers who are established in their communities to enhance our market position and add profitable growth opportunities.

•
Improving our online presence and streamlining the customer experience. We strive for our customers to have an online banking experience that is streamlined and user-friendly. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology-driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. In 2019, the Company committed to fund $3.0 million in an investment to identify and infuse capital into certain promising digital companies for which we may have an interest to use their services at some future date. This commitment includes management participation in meetings and events that we feel will benefit us when making decisions regarding digital services offerings and customer engagement.

•
Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We have engaged with Northpointe Bank to participate in the interim financing for mortgage originators during the year and have increased our auto loan portfolio significantly as a result of our partnership involving the purchase of loans made to borrowers purchasing high-end automobiles and classic cars. We intend to continue to explore opportunities such as these as a means to improve net income and supplement organic originations.

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

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Assets. Total assets increased $48.5 million, or 3.9%, to $1.31 billion at December 31, 2019, from $1.26 billion at December 31, 2018, primarily due to an increase in cash and equivalents of $22.4 million, net loans receivable of $14.5 million, and investment securities of $9.1 million.

Total loans, excluding loans held for sale, increased $14.1 million, or 1.6%, during the year ended December 31, 2019. Auto and other consumer loans increased $24.7 million, or 28.3%, primarily as a result of auto loans purchased through our purchased auto loan program, while commercial business loans increased $22.7 million. During the last quarter of 2019, First Federal joined the Northpointe Bank Mortgage Participation Program, which provides interim financing to mortgage originators based on the contractual sales agreements of mortgage loans, adding $22.9 million in commercial business loans to our portfolio at year end. The balance of multi-family and commercial real estate loans increased $16.2 million, or 4.8%, consisting mainly of an increase in multi-family real estate loans of $13.8 million.

One- to four-family residential loans decreased $30.2 million, or 9.0%, due to the sale of a $28.5 million pool of loans combined with repayments and other sales activity exceeding new originations held in portfolio. We continue to focus on the origination of one- to four-family mortgages loans with the intention of retaining an amount in portfolio in order to meet loan growth objectives while selling off excess production into the secondary market. While we intend to continue lending on residential real estate at our Seattle lending center, we have expanded that location to include commercial loan production as well. We strive to develop strong mortgage lenders in all of our market areas in order to meet our balance sheet and income goals.

Construction and land loans decreased $16.9 million, or 31.2%, to $37.2 million at December 31, 2019 from $54.1 million at December 31, 2018. There were $46.8 million in undisbursed construction commitments at December 31, 2019 compared to $57.0 million at December 31, 2018. Undisbursed construction commitments at December 31, 2019 included $23.3 million of mainly custom one- to four-family residential construction; $16.8 million of multi-family construction; and $6.7 million of commercial real estate construction. Our construction loans are geographically disbursed throughout the state of Washington. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and began utilizing internal staffing during 2019 to monitor certain projects, which we expect will enhance fee income related to these loans.

During the year ended December 31, 2019, the Company originated $187.7 million of loans, of which $91.4 million, or 48.7%, were originated in the Puget Sound region, $89.2 million, or 47.5%, in the Olympic Peninsula region, and $7.2 million, or 3.8%, in other areas in Washington.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Real Estate:
One- to four-family	$306,014	$336,178
Multi-family	96,098	82,331
Commercial real estate	255,722	253,235
Construction and land	37,187	54,102
Total real estate loans	695,021	725,846

Consumer:
Home equity	35,046	37,629
Auto and other consumer	112,119	87,357
Total consumer loans	147,165	124,986

Commercial business loans	41,571	18,898

Total loans	883,757	869,730
Less:
Net deferred loan fees	206	292
Premium on purchased loans, net	(4,514)	(3,947)
Allowance for loan losses	9,628	9,533
Total loans receivable, net	$878,437	$863,852

Our allowance for loan losses increased $95,000, or 1.0%, during the year ended December 31, 2019, mainly the result of loan growth, and the allowance for loan losses as a percentage of total loans was 1.1% at both December 31, 2019 and 2018. There was no material change in our allowance for loan losses as a percentage of total loans during the year ended December 31, 2019 as compared to 2018 due to continued stable asset quality year over year. We believe our allowance for loan losses is adequate to cover inherent losses in the loan portfolio.

Nonperforming loans increased a modest $73,000, or 4.2%, during the year ended December 31, 2019. This increase was mainly the result of increases in nonperforming auto and other consumer loans of $603,000, partially offset by declines in other loan categories, mainly a decrease in nonperforming home equity loans of $257,000 and commercial business loans of $173,000. Increased nonperforming loans in auto and other consumer loans is mainly attributable to our indirect auto lending program, which has resulted in a higher number of loan defaults. As a result, during 2019 we changed our underwriting criteria, rate, and fee structure for that program with the intention of improving income earned on these loans and lessening our risk of future losses. Depending on the results of those changes, we may consider discontinuation of this program in favor of other lending opportunities. Nonperforming loans to total loans was 0.2% at both December 31, 2019 and December 31, 2018. Real estate owned and repossessed assets increased $30,000, or 24.2%, mainly a result of auto loan defaults from our indirect auto loan portfolio. The allowance for loan losses as a percentage of nonperforming loans decreased to 536.1% at December 31, 2018 from 553.3% at December 31, 2018 as result of the increase in nonperforming loans.

At December 31, 2019, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $1.6 million, or 47.1%, to $5.0 million at December 31, 2019, from $3.4 million at December 31, 2018. The change in classified loans was mainly the result of an increase in substandard commercial real estate, multi-family, and commercial business loans during the year. The Bank continued to work with its borrowers to facilitate satisfactory repayment.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	December 31, 2019	December 31, 2018
	(In thousands)
Nonaccruing loans:
Real estate loans:
One- to four-family	$698	$759
Commercial real estate	109	133
Construction and land	29	44
Total real estate loans	836	936

Commercial business loans:	—	173

Consumer loans:
Home equity	112	369
Auto and other consumer	848	245
Total consumer loans	960	614

Total nonaccruing loans	1,796	1,723

Real estate owned:
Construction and land	62	72
Total real estate owned	62	72

Repossessed automobiles and recreational vehicles	92	52

Total nonperforming assets	$1,950	$1,847

TDR loans:
One- to four-family	$2,371	$2,442
Multi-family	107	110
Commercial real estate	643	663
Total real estate loans	3,121	3,215

Home equity	160	258
Commercial business	263	272
Total restructured loans	$3,544	$3,745

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Nonperforming TDRs included in total nonaccruing loans and total restructured loans above	$81	$84

Total investment securities increased $9.1 million, or 3.0%, to $315.6 million at December 31, 2019, from $306.5 million at December 31, 2018. The year over year increase was the result of new investment purchases, partially offset by sales, prepayment activity, and normal amortization during the year. The estimated average life of the total investment securities portfolio was 5.0 years, and the average repricing term was approximately 3.7 years as of December 31, 2019, based on the interest rate environment at that time. We anticipate the investment portfolio will continue to provide additional interest income, as well as a source of liquidity to fund loan growth and a means with which to manage interest rate risk. During the fourth quarter of 2019, all held to maturity investments were marked as available for sale in order to provide greater flexibility to navigate changes to the portfolio as market conditions change or business needs may warrant, particularly as it relates to the sale of investments.

Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $168.5 million at December 31, 2019, a decrease of $16.8 million, or 9.1%, from $185.3 million at December 31, 2018. Other investment securities, including municipal bonds and other asset-backed securities, were $147.1 million at December 31, 2019, an increase of $26.0 million, or 21.5% from $121.1 million at December 31, 2018. At

December 31, 2019, the investment portfolio contained 81.8% of amortizing securities, compared to 91.5% at December 31, 2018. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We continue to focus on growing our loan portfolio and improving our earning asset mix over the long term, as evidenced by the slow growth in investment securities and increase in net loans receivable during the year; however, we may purchase investment securities as a source of additional interest income and in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Liabilities. Total liabilities increased $44.0 million, or 4.0%, to $1.13 billion at December 31, 2019, from $1.09 billion at December 31, 2018, mainly due to deposit account balances increasing $61.3 million, or 6.5%, to $1.0 billion at December 31, 2019 from $940.3 million at December 31, 2018. Certificates of deposit increased $46.7 million, or 17.9%, to $308.1 million at December 31, 2019. Included in certificates of deposit balances at year end were $51.6 million in brokered certificates of deposit. Transaction accounts increased $14.3 million, while we saw a shift from money market accounts, which decreased $25.3 million, into savings accounts, which increased $25.6 million, primarily due to promotional savings activity during the year. Our focus will continue to be on increasing our customer deposits and maintaining a stable source of funding for our planned growth.

Borrowings decreased $23.7 million, or 17.4%, to $112.9 million at December 31, 2019, from $136.6 million at December 31, 2018, as we utilized more brokered certificates of deposit during the year to fund our loan growth. At December 31, 2019, we had $50.0 million of long term FHLB advances and $62.9 million in short term advances maturing in three months or less.

Equity. Total shareholders' equity increased $4.6 million, or 2.7%, to $176.9 million at December 31, 2019, from $172.3 million at December 31, 2018. This increase during the year resulted from net income of $9.0 million, an increase of $3.2 million due to the change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax, and an increase of $1.6 million related to our stock-based compensation plans. These increases were partially offset by a decrease of $7.8 million related to our repurchase of shares and $1.4 million in dividends paid in 2019. During the year ended December 31, 2019, we repurchased 477,837 shares of common stock at an average cost of $16.39 per share, pursuant to the Company's 2017 stock repurchase plan.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

General. The Company had net income for the year ended December 31, 2019 of $9.0 million, compared to net income of $7.1 million for the year ended December 31, 2018, an increase of $1.9 million, or 26.8%. The increase in net income was primarily due to increases in net interest income and noninterest income. We earned $0.92 per common share and $0.91 per diluted share for year ended December 31, 2019, as compared to $0.69 per common share and $0.68 per diluted share for the year ended December 31, 2018. The increase in earnings per share year over year was the result of an increase in net income combined with lower weighted-average common shares outstanding of 9,845,021 basic and 9,923,110 diluted shares in 2019, compared to 10,331,902 basic and 10,434,437 diluted shares for the same period in 2018. The decrease in average shares year over year is due to our share repurchase program coupled with changes to our share-based compensation plans.

Net Interest Income. Net interest income increased $1.1 million to $37.9 million for the year ended December 31, 2019, from $36.8 million for the year ended December 31, 2018, mainly as the result of an increase in interest income related to the increase in the average balance of loans receivable.

The average balance of loans receivable increased $46.0 million, at an average yield of 4.64%, for the year ended December 31, 2019 compared to an average yield of 4.45%, for the year ended December 31, 2018. This increase in higher yielding loans receivable and resulting interest income during 2019, as compared to investment and cash alternatives, was partially offset by an increase in the cost of interest bearing liabilities to 1.26% for the year ended December 31, 2019 compared to 1.01% for the year ended December 31, 2018, resulting in no change to our net interest margin, which remained at 3.20% for both 2018 and 2019.

Net interest income increased $1.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, of which $2.0 million was the result of an increase in volume, partially offset by a $968,000 decrease due to changes in rates. As noted above, loans receivable was the main contributor to the increase in net interest income with $2.1 million due to an increase in average volumes and $1.6 million due to increases in rates. The increase to the cost of average interest-bearing liabilities for the year ended December 31, 2019 was due primarily to higher average balances and rates paid on savings accounts and certificates of deposit, the result of promotional activity and the utilization of brokered certificates of deposit during the year.

Interest Income. Interest income increased $3.5 million, or 7.6%, to $49.3 million for the year ended December 31, 2019 from $45.8 million for the comparable period in 2018, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $3.8 million and average loan yields increased 19 basis points compared to the year ended December 31, 2018, as we continued to increase our balance of higher yielding loans.

Interest income on investment securities increased $134,000 to $4.0 million for the year ended December 31, 2019 compared to $3.8 million for the year ended December 31, 2018. While the average balance of investment securities decreased $4.3 million during the year to $121.0 million for the year ended December 31, 2019 compared to $125.3 million for the year ended December 31, 2018, the average yield increased 22 basis points, resulting in higher interest income from the investment securities portfolio. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities decreased $425,000 to $4.6 million for the year ended December 31, 2019 from $5.1 million for the year ended December 31, 2018, commensurate with a decline in the average balance of $11.1 million and a decrease in average yield of 7 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2019		2018
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$865,372	4.64%	$819,372	4.45%	$3,720
Investment securities	121,000	3.28	125,259	3.06	$134
Mortgage-backed securities	175,820	2.62	186,933	2.69	$(425)
FHLB stock	5,714	5.81	6,824	4.56	$21
Interest-bearing deposits in banks	14,017	1.74	10,081	1.85	$58
Total interest-earning assets	$1,181,923	4.17%	$1,148,469	3.99%	$3,508

Interest Expense. Total interest expense increased $2.4 million, or 26.6%, for the year ended December 31, 2019, compared to the prior year, mainly due to an increase in deposit costs of $2.9 million, or 54.2%. Deposit costs increased due to increasing interest rates and more customers placing deposit dollars into higher-yielding savings and certificates of deposit coupled with the utilization of brokered certificates of deposit during the year. The average balance of interest-bearing deposits increased $52.7 million, or 7.0%, to $805.7 million for the year ended December 31, 2019 from $753.0 million for the year ended December 31, 2018, as we continued to target growth in deposits in new and existing market areas. During the year ended December 31, 2019, the cost of certificates of deposit increased $1.7 million due to an increase in average balance of $24.4 million and an increase in the average rate paid of 47 basis points. The average balance of savings accounts increased $48.0 million with an increase in the average rate paid of 0.58%, while the cost of money market accounts increased 10 basis points even though the average balance decreased $22.4 million. The average balance of transaction accounts increased $2.8 million compared to the prior year. The average cost of all deposit products increased 32 basis points to 1.03% for the year ended December 31, 2019 from 0.71% for the year ended December 31, 2018. Borrowing costs increased 20.3%, or 28 basis points, mainly due to a decrease in the average balance of short-term and overnight borrowings at lower rates than longer-term borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2019		2018		Increase/ (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$164,374	0.90%	$116,386	0.32%	$1,109
Transaction accounts	116,033	0.10	113,208	0.07	44
Money market accounts	254,167	0.51	276,573	0.41	143
Certificates of deposit	271,140	2.00	246,789	1.53	1,658
Borrowings	105,188	2.99	135,157	2.71	530
Total interest-bearing liabilities	$910,902	1.26%	$888,113	1.01%	$3,484

Provision for Loan Losses. The provision for loan losses decreased during the year ended December 31, 2019 compared to 2018, primarily due to lower loan growth during the year, as compared to 2018.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$669	$1,174
Charge offs net of recoveries	(574)	(401)
Allowance for loan losses	9,628	9,533
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.1%
Total nonaccruing loans	1,796	1,723
Allowance for loan losses as a percentage of nonaccrual loans at end of period	536.1%	553.3%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Total loans	$883,757	$869,730

Noninterest Income. Noninterest income increased $1.1 million, or 18.6%, for the year ended December 31, 2019 compared to the prior year, primarily due to income received from the gain on sale of loans receivable and gain on sale of investments in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Loan and deposit service fees	$3,893	$4,167
Mortgage servicing fees, net of amortization	176	188
Net gain on sale of loans	1,077	577
Net gain on sale of investment securities	836	77
Increase in cash surrender value of bank-owned life insurance	708	595
Other income	322	315
Total noninterest income	$7,012	$5,919

Noninterest Expense. Noninterest expense increased $260,000, or 0.8%, to $33.1 million for the year ended December 31, 2019, compared to $32.9 million for the year ended December 31, 2018, primarily due to a prepayment penalty taken as a result of the early repayment of certain long-term borrowings at FHLB during the year. In addition, our occupancy and equipment and regulatory assessments and state taxes increased due to our growth and costs related to the examination of First Federal by the Washington Department of Financial Institutions. These increases were partially offset by a decrease in professional fees, primarily legal expenses, and a decrease in FDIC insurance premiums due to a credit for the overpayment of insurance fees in prior periods.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$18,999	$18,946	$53	0.3%
Data processing	2,623	2,645	(22)	(0.8)
Occupancy and equipment	4,642	4,473	169	3.8
Supplies, postage, and telephone	883	890	(7)	(0.8)
Regulatory assessments and state taxes	783	625	158	25.3
Advertising	1,081	1,002	79	7.9
Professional fees	1,121	1,410	(289)	(20.5)
FDIC insurance premium	82	307	(225)	(73.3)
FHLB prepayment penalty	344	—	344	100.0
Other	2,559	2,559	—	—
Total	$33,117	$32,857	$260	0.8%

Provision for Income Tax. Our income tax expense increased $502,000 to $2.1 million for the year ended December 31, 2019 from $1.6 million for the year ended December 31, 2018, mainly due to an increase in income before taxes.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2019 and 2018. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2019	Year Ended December 31,						Twelve Months Ended December 31,
		2019			2018			2017
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.28%	$865,372	$40,166	4.64%	$819,372	$36,446	4.45%	$721,871	$31,345	4.34%
Investment securities	3.66	121,000	3,965	3.28	125,259	3,831	3.06	102,390	2,895	2.83
Mortgage-backed securities	2.49	175,820	4,606	2.62	186,933	5,031	2.69	208,325	5,128	2.46
FHLB dividends	5.12	5,714	332	5.81	6,824	311	4.56	5,234	145	2.77
Interest-bearing deposits in banks	0.60	14,017	244	1.74	10,081	186	1.85	10,743	116	1.08
Total interest-earning assets (2)	3.84	1,181,923	49,313	4.17%	1,148,469	45,805	3.99	1,048,563	39,629	3.78

Interest-bearing liabilities:
Savings accounts	0.86	$164,374	$1,478	0.90%	$116,386	$369	0.32%	$99,768	$52	0.05%
Transaction accounts	0.03	116,033	118	0.10	113,208	74	0.07	111,715	18	0.02
Money market accounts	0.46	254,167	1,285	0.51	276,573	1,142	0.41	273,811	855	0.31
Certificates of deposit	1.85	271,140	5,423	2.00	246,789	3,765	1.53	205,594	2,472	1.20
Total deposits	0.84	805,714	8,304	1.03	752,956	5,350	0.71	690,888	3,397	0.49
Borrowings	1.59	105,188	3,144	2.99	135,157	3,663	2.71	99,788	2,614	2.62
Total interest-bearing liabilities	0.92	910,902	11,448	1.26%	888,113	9,013	1.01	790,676	6,011	0.76

Net interest income			$37,865			$36,792			$33,618
Net interest rate spread	2.92			2.91			2.98			3.02
Net earning assets		$271,021			$260,356			$257,887
Net interest margin (3)	n/a			3.20			3.20			3.21
Average interest-earning assets to average interest-bearing liabilities		129.8%			129.3%			132.6%
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

	Year Ended
	December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$2,076	$1,644	$3,720
Investment and mortgage-backed securities	(432)	141	(291)
FHLB stock	(51)	72	21
Other(1)	73	(15)	58
Total interest-earning assets	$1,666	$1,842	$3,508

Interest-bearing liabilities:
Savings accounts	$154	$955	$1,109
Interest-bearing transaction accounts	2	42	44
Money market accounts	(92)	235	143
Certificates of deposit	373	1,285	1,658
Borrowings	(812)	293	(519)
Total interest-bearing liabilities	$(375)	$2,810	$2,435

Net change in interest income	$2,041	$(968)	$1,073

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

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at December 31, 2019, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2019
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 300	$155,315	$170	0.1%	13.2%
+ 200	157,581	2,436	1.6	13.0
+ 100	157,984	2,839	1.8	12.7
0	155,145	—	—	12.1
- 100	127,280	(27,865)	(18.0)	9.8

Using the same assumptions as above, the sensitivity of our projected net interest income over a one year period for the year ended December 31, 2019, is as follows:

December 31, 2019
Basis Point Change in Interest Rates	Projected Net Interest Income
	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 300	$32,989	$(6,048)	(15.5)%
+ 200	35,078	(3,959)	(10.1)
+ 100	37,122	(1,915)	(4.9)
0	39,037	—	—
- 100	38,854	(183)	(0.5)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and cash equivalents totaled $48.7 million, and securities classified as available-for-sale, which provide additional potential sources of liquidity, had a market value of $315.6 million. We have pledged collateral to support borrowings from the FHLB of $112.9 million and have established a borrowing arrangement with the Federal Reserve Bank of San Francisco, for which no collateral had been pledged as of December 31, 2019.

At December 31, 2019, we had $101,000 in loan commitments outstanding and an additional $88.4 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2019 totaled $241.1 million, or 78.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have begun to rise, and the flattening of the yield curve has meant insufficient returns to lock in rates for longer terms. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into new certificates of deposit given the current rate environment; however, should rates fall and remain at lower levels, there will likely be a shift back to more liquid money market accounts over time. If these maturing deposits are not renewed or rolled into other deposit products, however, we will be required to seek other sources of funds, which may include borrowings and brokered deposits. We also have the ability to attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits to our competitors. Depending on market conditions, we may also be required to pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient foreseeable long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 8 of this Form 10-K.

The Company is a separate legal entity from the Bank and relies on dividends from its sole subsidiary, First Federal, and cash flows and sales of its investment portfolio for liquidity to pay its operating expenses and other financial obligations. At December 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $17.7 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2019:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate loans	$36	$36
Unfunded commitments under lines of credit or existing loans	88,225	88,225
Standby letters of credit	182	182
Total	$88,443	$88,443

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

First Federal is subject to capital requirements adopted by the Federal Reserve and the FDIC. See Item 1, “Business-How We Are Regulated,” and Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding First Northwest Bancorp and First Federal’s regulatory capital requirements.

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement began to be phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2019, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its “well-capitalized” status in accordance with regulatory standards. At December 31, 2019, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2019.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$149,223	12.2%	$49,103	4.0%	$61,379	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	149,223	17.5	38,275	4.5	55,286	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	149,223	17.5	51,034	6.0	68,045	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	159,058	18.7	68,045	8.0	85,056	10.0

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

First Northwest Bancorp and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 6, 2020

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
ASSETS	2019	2018

Cash and due from banks	$13,519	$15,430
Interest-bearing deposits in banks	35,220	10,893
Investment securities available for sale, at fair value	315,580	262,967
Investment securities held to maturity, at amortized cost	—	43,503
Loans held for sale	503	—
Loans receivable (net of allowance for loan losses of $9,628 and $9,533)	878,437	863,852
Federal Home Loan Bank (FHLB) stock, at cost	6,034	6,927
Accrued interest receivable	3,931	4,048
Premises and equipment, net	14,342	15,255
Mortgage servicing rights, net	871	1,044
Bank-owned life insurance, net	30,027	29,319
Prepaid expenses and other assets	8,872	5,520

Total assets	$1,307,336	$1,258,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,001,645	$940,260
Borrowings	112,930	136,552
Accrued interest payable	373	521
Accrued expenses and other liabilities	14,392	8,071
Advances from borrowers for taxes and insurance	1,145	1,090

Total liabilities	1,130,485	1,086,494

Commitments and Contingencies (Note 14)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,731,639 at December 31, 2019; issued and outstanding 11,170,018 at December 31, 2018	107	112
Additional paid-in capital	102,017	105,825
Retained earnings	86,156	81,607
Accumulated other comprehensive (loss) income, net of tax	(1,539)	(4,731)
Unearned employee stock ownership plan (ESOP) shares	(9,890)	(10,549)

Total shareholders' equity	176,851	172,264

Total liabilities and shareholders' equity	$1,307,336	$1,258,758

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Year Ended December 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans receivable	$40,166	$36,446
Interest on mortgage-backed and related securities	4,606	5,031
Interest on investment securities	3,965	3,831
Interest-bearing deposits and other	244	186
FHLB dividends	332	311

Total interest income	49,313	45,805
INTEREST EXPENSE
Deposits	8,304	5,350
Borrowings	3,144	3,663

Total interest expense	11,448	9,013

Net interest income	37,865	36,792
PROVISION FOR LOAN LOSSES	669	1,174

Net interest income after provision for loan losses	37,196	35,618
NONINTEREST INCOME
Loan and deposit service fees	3,893	4,167
Mortgage servicing fees, net	176	188
Net gain on sale of loans	1,077	577
Net gain on sale of investment securities	836	77
Increase in cash surrender value of bank-owned life insurance, net	708	595
Income from death benefit on bank-owned life insurance, net	—	—
Other income	322	315

Total noninterest income	7,012	5,919
NONINTEREST EXPENSE
Compensation and benefits	18,999	18,946
Data processing	2,623	2,645
Occupancy and equipment	4,642	4,473
Supplies, postage, and telephone	883	890
Regulatory assessments and state taxes	783	625
Advertising	1,081	1,002
Professional fees	1,121	1,410
FDIC insurance premium	82	307
FHLB prepayment penalty	344	—
Other	2,559	2,559

Total noninterest expense	33,117	32,857

INCOME BEFORE PROVISION FOR INCOME TAXES	11,091	8,680
PROVISION FOR INCOME TAXES	2,077	1,575

NET INCOME	$9,014	$7,105

Basic earnings per share	$0.92	$0.69
Diluted earnings per share	$0.91	$0.68

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Year Ended December 31,
	2019	2018

NET INCOME	$9,014	$7,105

Other comprehensive income (loss), net of tax
Unrealized (loss) gain on securities:
Unrealized holding gain (loss), net of tax provision (benefit) of $1,053 and $(824), respectively	3,852	(3,119)
Reclassification adjustment for net gains on sales of securities realized in income, net of taxes of $(176) and $(11), respectively	(660)	(39)

Other comprehensive income (loss), net of tax	3,192	(3,158)

COMPREHENSIVE INCOME	$12,206	$3,947

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2017	11,785,507	$118	$111,106	$78,602	$(11,208)	$(1,573)	$177,045

Net income				7,105			7,105
Common stock repurchased	(623,813)	(6)	(6,232)	(3,765)			(10,003)
Restricted stock awards granted net of forfeitures	26,400	—	—				—
Restricted stock awards canceled	(18,076)	—	(294)	—			(294)
Other comprehensive loss, net of tax benefit						(3,158)	(3,158)
Share-based compensation			1,053				1,053
Allocation of ESOP shares			192		659		851
Cash dividend declared and paid ($0.03 per share)				(335)			(335)

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				9,014			9,014
Common stock repurchased	(477,837)	(5)	(4,774)	(3,051)			(7,830)
Restricted stock awards granted net of forfeitures	57,900	—	—				—
Restricted stock awards canceled	(18,442)	—	(305)	—			(305)
Other comprehensive income, net of tax						3,192	3,192
Share-based compensation			1,062				1,062
Allocation of ESOP shares			209		659		868
Cash dividends declared and paid ($0.13 per share)				(1,414)			(1,414)

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,014	$7,105
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,339	1,325
Amortization and accretion of premiums and discounts on investments, net	1,791	1,825
Amortization of deferred loan fees, net	(1,267)	219
Amortization of mortgage servicing rights	251	256
Additions to mortgage servicing rights	(75)	(208)
Net (decrease) increase on the valuation allowance on mortgage servicing rights	(3)	3
Provision for loan losses	669	1,174
Deferred federal income taxes, net	313	(352)
Allocation of ESOP shares	868	851
Share-based compensation	1,062	1,053
Gain on sale of loans, net	(1,077)	(577)
Gain on sale of securities available for sale, net	(836)	(50)
Gain on sale of securities held to maturity, net	—	(27)
Increase in cash surrender value of life insurance, net	(708)	(595)
Origination of loans held for sale	(34,080)	(22,152)
Proceeds from loans held for sale	34,654	23,517
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	117	(303)
Increase in prepaid expenses and other assets	(4,108)	(65)
(Decrease) increase in accrued interest payable	(148)	196
Increase in accrued expenses and other liabilities	6,321	142

Net cash from operating activities	14,097	13,337

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(58,476)	(63,046)
Proceeds from maturities, calls, and principal repayments of securities available for sale	30,157	25,447
Proceeds from sales of securities available for sale	16,545	56,683
Proceeds from maturities, calls, and principal repayments of securities held to maturity	5,756	6,368
Proceeds from sales of securities held to maturity	—	2,702
Redemption of FHLB stock	893	96
Net increase in loans receivable	(14,399)	(86,134)
Purchase of premises and equipment, net	(426)	(2,841)

Net cash from investing activities	(19,950)	(60,725)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$61,385	$55,228
Proceeds from FHLB advances	20,000	689,711
Repayment of FHLB advances	(43,622)	(697,259)
Net increase (decrease) in advances from borrowers for taxes and insurance	55	(138)
Net share settlement of stock awards	(305)	(294)
Repurchase of common stock	(7,830)	(10,003)
Dividends paid	(1,414)	(335)

Net cash from financing activities	28,269	36,910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,416	(10,478)

CASH AND CASH EQUIVALENTS, beginning of period	26,323	36,801

CASH AND CASH EQUIVALENTS, end of period	$48,739	$26,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$11,596	$8,817

Income taxes	$1,700	$1,020

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$4,069	$(3,993)

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$412	$—

Lease liabilities arising from obtaining right-of-use assets	$3,919	$—

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2019, First Northwest had allocated 253,987 shares from the total shares purchased to participants.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $10.8 million and $9.1 million at December 31, 2019, and 2018, respectively. First Federal was in compliance with its reserve requirements at December 31, 2019 and 2018.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at December 31, 2019 and 2018. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

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

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2019 and 2018, First Federal’s minimum investment requirement was approximately $6.0 million and $6.9 million, respectively. First Federal was in compliance with the FHLB minimum investment requirement at December 31, 2019 and 2018. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at December 31, 2019 and 2018.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Real estate owned and repossessed assets - Real estate owned and repossessed assets include real estate and personal property acquired through foreclosure or repossession and may include in-substance foreclosed properties. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases - Operating lease right-of-use ("ROU") assets represent the Company's right to use the underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company's incremental borrowing rate. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options.

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

Periodically, First Federal sells mortgage loans with “life of the loan” recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2019 and 2018, was approximately $5.0 million and $5.6 million, respectively. Of these loans, no loans were repurchased during the years ended December 31, 2019 or 2018. There is an associated allowance of $19,000 and $19,000 at December 31, 2019 and 2018, respectively, included in “accrued expenses and other liabilities” on the consolidated balance sheets related to these loans.

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

Fair value measurements - Fair values of financial instruments are estimated using relevant market information and other assumptions (Note 15). Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

released to participants' accounts. Dividends on allocated ESOP shares reduce retained earnings while dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings (loss) per Share - Basic earnings (loss) per share ("EPS") is computed by dividing net income or (loss), reduced by earnings allocated to participating shares of restricted stock, by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released, they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding for basic or diluted EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases be recognized on the balance sheet. For public companies, this update is effective for interim and annual periods beginning after December 15, 2018. The adoption of ASU No. 2016-02 effective January 1, 2019, resulted in a right-of-use asset and corresponding lease obligation liability of $3.9 million. The Corporation chose the effective date as the date of initial application. Consequently, prior period financial information has not been updated or restated. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities on the December 31, 2019, consolidated balance sheet.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Losses
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Pronouncements
In August 2018, FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC 820. This guidance eliminates certain disclosure requirements for fair value measurements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities: changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated. Furthermore, this guidance modifies certain requirements which will involve disclosing: transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This guidance is effective for public companies in fiscal years beginning after December 15, 2019, with early adoption permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU, which is effective for fiscal years beginning after December 15, 2019, is not expected to have a material impact on the Company’s financial statements.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principles in Topic 740. The standard also clarifies and amends existing guidance to improve consistent application. This ASU, which is effective for fiscal years beginning after December 15, 2020, is not expected to have a material impact on the Company's financial statements. Early adoption is permitted.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2019, are summarized as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$39,524	$125	$(367)	$39,282
U.S. government agency issued asset-backed securities (ABS agency)	29,796	—	(938)	28,858
Corporate issued asset-backed securities (ABS corporate)	41,728	—	(873)	40,855
Corporate issued debt securities (Corporate debt)	9,986	—	(343)	9,643
U.S. Small Business Administration securities (SBA)	28,423	72	(36)	28,459

Total	$149,457	$197	$(2,557)	$147,097

Mortgage-Backed Securities
U.S. government agency issued mortgage-backed securities (MBS agency)	$159,697	$811	$(341)	$160,167
Corporate issued mortgage-backed securities (MBS corporate)	8,374	—	(58)	8,316

Total	$168,071	$811	$(399)	$168,483

Total securities available for sale	$317,528	$1,008	$(2,956)	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2018, are summarized as follows:

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$882	$—	$(13)	$869
ABS agency	26,125	—	(373)	25,752
ABS corporate	37,897	—	(1,174)	36,723
Corporate debt	9,986	98	(196)	9,888
SBA	35,936	23	(289)	35,670

Total	$110,826	$121	$(2,045)	$108,902

Mortgage-Backed Securities
MBS agency	$147,205	$12	$(3,762)	$143,455
MBS corporate	10,953	—	(343)	10,610

Total	$158,158	$12	$(4,105)	$154,065

Total securities available for sale	$268,984	$133	$(6,150)	$262,967

Held to Maturity
Investment Securities
Municipal bonds	$11,919	$43	$—	$11,962
SBA	302	—	(1)	301

Total	$12,221	$43	$(1)	$12,263

Mortgage-Backed Securities
MBS agency	$31,282	$40	$(595)	$30,727

Total securities held to maturity	$43,503	$83	$(596)	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Investment Securities
Municipal bonds	$(367)	$29,928	$—	$—	$(367)	$29,928
ABS Agency	(59)	3,855	(879)	25,002	(938)	28,857
ABS corporate	(31)	3,848	(842)	37,007	(873)	40,855
Corporate debt	(17)	4,983	(326)	4,660	(343)	9,643
SBA	—	—	(36)	15,034	(36)	15,034

Total	$(474)	$42,614	$(2,083)	$81,703	$(2,557)	$124,317

Mortgage-Backed Securities
MBS agency	$(166)	$18,744	$(175)	$47,463	$(341)	$66,207
MBS corporate	—	—	(58)	8,316	(58)	8,316

Total	$(166)	$18,744	$(233)	$55,779	$(399)	$74,523

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2019, there were 62 investment securities with $3.0 million of unrealized losses and a fair value of approximately $198.8 million. At December 31, 2018, there were 69 investment securities with $6.7 million of unrealized losses and a fair value of approximately $268.5 million.

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

There were no OTTI losses during the years ended December 31, 2019 and 2018.

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

	December 31, 2019
	Amortized Cost	Estimated Fair Value
Available for Sale	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	13,360	13,391
Due after five through ten years	6,261	6,257
Due after ten years	148,450	148,835

Total mortgage-backed securities	168,071	168,483

All other investment securities:
Due within one year	—	—
Due after one through five years	2,043	2,084
Due after five through ten years	58,460	57,680
Due after ten years	88,954	87,333

Total all other investment securities	149,457	147,097

Total investment securities	$317,528	$315,580

	December 31, 2018
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—	$—	$—
Due after one through five years	7,204	7,089	578	569
Due after five through ten years	11,862	11,637	2,035	1,978
Due after ten years	139,092	135,339	28,669	28,180

Total mortgage-backed securities	158,158	154,065	31,282	30,727

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	—	—	734	741
Due after five through ten years	19,564	19,362	6,728	6,743
Due after ten years	91,262	89,540	4,759	4,779

Total all other investment securities	110,826	108,902	12,221	12,263

Total investment securities	$268,984	$262,967	$43,503	$42,990

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Proceeds	$16,545	$56,683
Gross gains	836	233
Gross losses	—	(183)

During the year ended December 31, 2019, the Bank changed the holding classification of the entire held to maturity portfolio to available for sale. The amortized cost of these securities was $37.6 million at the time of transfer.

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

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Real Estate:
One- to four-family	$306,014	$336,178
Multi-family	96,098	82,331
Commercial real estate	255,722	253,235
Construction and land	37,187	54,102
Total real estate loans	695,021	725,846

Consumer:
Home equity	35,046	37,629
Auto and other consumer	112,119	87,357
Total consumer loans	147,165	124,986

Commercial business loans	41,571	18,898

Total loans	883,757	869,730

Less:
Net deferred loan fees	206	292
Premium on purchased loans, net	(4,514)	(3,947)
Allowance for loan losses	9,628	9,533

Total loans receivable, net	$878,437	$863,852

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Adjustable-rate loans
Due within one year	$99,494	$84,284
After one but within five years	238,244	263,118
After five but within ten years	53,142	59,922
After ten years	5,054	5,202
	395,934	412,526
Fixed-rate loans
Due within one year	37,110	1,698
After one but within five years	67,786	83,407
After five but within ten years	124,683	120,094
After ten years	258,244	252,005
	487,823	457,204
	$883,757	$869,730

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended December 31, 2019
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for (recapture of) loan losses	(278)	126	(46)	(188)	(71)	1,275	(125)	(24)	669
Charge-offs	—	—	—	—	—	(884)	(3)	—	(887)
Recoveries	5	—	—	2	45	259	2	—	313
Ending balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2019
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
General reserve	2,993	887	2,235	399	439	2,119	203	151	9,426
Specific reserve	31	1	8	—	15	142	5	—	202

Total loans	$306,014	$96,098	$255,722	$37,187	$35,046	$112,119	$41,571	$—	$883,757
General reserves (1)	303,026	95,991	253,839	37,158	34,775	111,271	41,308	—	877,368
Specific reserves (2)	2,988	107	1,883	29	271	848	263	—	6,389

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2018
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,061	$648	$1,847	$648	$787	$712	$265	$792	$8,760
Provision for (recapture of) loan losses	249	114	442	(65)	(332)	1,315	68	(617)	1,174
Charge-offs	(18)	—	—	—	—	(638)	—	—	(656)
Recoveries	5	—	—	2	25	222	1	—	255
Ending balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533

	At December 31, 2018
	One-to- four family	Multi- family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
General reserve	3,262	761	2,281	584	474	1,552	168	175	9,257
Specific reserve	35	1	8	1	6	59	166	—	276

Total loans	$336,178	$82,331	$253,235	$54,102	$37,629	$87,357	$18,898	$—	$869,730
General reserves (1)	333,062	82,221	251,263	54,058	37,002	87,113	18,453	—	863,172
Specific reserves (2)	3,116	110	1,972	44	627	244	445	—	6,558

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2019			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$297	$332	$—	$237	$11
Multi-family	—	—	—	—	—
Commercial real estate	1,240	1,320	—	1,271	54
Construction and land	—	33	—	—	—
Home equity	45	110	—	120	2
Auto and other consumer	251	548	—	20	18
Commercial business	—	—	—	—	4
Total	1,833	2,343	—	1,648	89

With an allowance recorded:
One- to four-family	2,691	2,911	31	2,801	178
Multi-family	107	107	1	109	5
Commercial real estate	643	643	8	654	34
Construction and land	29	29	—	50	3
Home equity	226	286	15	281	19
Auto and other consumer	597	690	142	372	19
Commercial business	263	263	5	290	13
Total	4,556	4,929	202	4,557	271

Total impaired loans:
One- to four-family	2,988	3,243	31	3,038	189
Multi-family	107	107	1	109	5
Commercial real estate	1,883	1,963	8	1,925	88
Construction and land	29	62	—	50	3
Home equity	271	396	15	401	21
Auto and other consumer	848	1,238	142	392	37
Commercial business	263	263	5	290	17
Total	$6,389	$7,272	$202	$6,205	$360

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$306	$339	$—	$381	$15
Multi-family	—	—	—	—	—
Commercial real estate	1,308	1,374	—	1,942	47
Construction and land	—	1	—	1,243	—
Home equity	330	478	—	349	12
Auto and other consumer	—	276	—	—	14
Commercial business	—	3	—	—	—
Total	1,944	2,471	—	3,915	88

With an allowance recorded:
One- to four-family	2,810	3,085	35	3,016	181
Multi-family	110	110	1	113	6
Commercial real estate	664	663	8	738	35
Construction and land	44	71	1	66	5
Home equity	297	364	6	275	22
Auto and other consumer	244	244	59	126	8
Commercial business	445	445	166	777	64
Total	4,614	4,982	276	5,111	321

Total impaired loans:
One- to four-family	3,116	3,424	35	3,397	196
Multi-family	110	110	1	113	6
Commercial real estate	1,972	2,037	8	2,680	82
Construction and land	44	72	1	1,309	5
Home equity	627	842	6	624	34
Auto and other consumer	244	520	59	126	22
Commercial business	445	448	166	777	64
Total	$6,558	$7,453	$276	$9,026	$409

Interest income recognized on a cash basis on impaired loans for the years ended December 31, 2019 and 2018, was $318,000 and $371,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
One- to four-family	$698	$759
Commercial real estate	109	133
Construction and land	29	44
Home equity	112	369
Auto and other consumer	848	245
Commercial business loans	—	173

Total nonaccrual loans	$1,796	$1,723

Past due loans - There were no loans past due 90 days or more and still accruing interest at December 31, 2019 and 2018.

The following table presents the recorded investment of past due loans, by class, as of December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$928	$92	$116	$1,136	$304,878	$306,014
Multi-family	—	—	—	—	96,098	96,098
Commercial real estate	—	—	—	—	255,722	255,722
Construction and land	38	—	—	38	37,149	37,187
Total real estate loans	966	92	116	1,174	693,847	695,021

Consumer:
Home equity	299	24	—	323	34,723	35,046
Auto and other consumer	1,423	370	614	2,407	109,712	112,119
Total consumer loans	1,722	394	614	2,730	144,435	147,165

Commercial business loans	—	115	—	115	41,456	41,571

Total loans	$2,688	$601	$730	$4,019	$879,738	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of past due loans, by class, as of December 31, 2018:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$289	$176	$164	$629	$335,549	$336,178
Multi-family	—	—	—	—	82,331	82,331
Commercial real estate	—	—	—	—	253,235	253,235
Construction and land	35	14	31	80	54,022	54,102
Total real estate loans	324	190	195	709	725,137	725,846

Consumer:
Home equity	97	30	9	136	37,493	37,629
Auto and other consumer	471	92	—	563	86,794	87,357
Total consumer loans	568	122	9	699	124,287	124,986

Commercial business loans	923	—	—	923	17,975	18,898

Total loans	$1,815	$312	$204	$2,331	$867,399	$869,730

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of December 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$301,312	$2,685	$1,148	$869	$306,014
Multi-family	95,694	—	107	297	96,098
Commercial real estate	251,531	97	2,800	1,294	255,722
Construction and land	35,897	1,184	77	29	37,187
Total real estate loans	684,434	3,966	4,132	2,489	695,021

Consumer:
Home equity	34,260	470	89	227	35,046
Auto and other consumer	107,327	3,243	594	955	112,119
Total consumer loans	141,587	3,713	683	1,182	147,165

Commercial business loans	39,653	376	263	1,279	41,571

Total loans	$865,674	$8,055	$5,078	$4,950	$883,757

The following table represents the internally assigned grade as of December 31, 2018, by class of loans:

	Pass	Watch	Special Mention	Sub- Standard	Total
	(In thousands)
Real Estate:
One- to four-family	$330,476	$3,767	$957	$978	$336,178
Multi-family	82,221	—	110	—	82,331
Commercial real estate	244,919	6,281	663	1,372	253,235
Construction and land	51,480	2,578	—	44	54,102
Total real estate loans	709,096	12,626	1,730	2,394	725,846

Consumer:
Home equity	36,559	465	123	482	37,629
Auto and other consumer	85,579	1,310	151	317	87,357
Total consumer loans	122,138	1,775	274	799	124,986

Commercial business loans	16,520	1,733	472	173	18,898

Total loans	$847,754	$16,134	$2,476	$3,366	$869,730

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$698	$305,316	$306,014
Multi-family	—	96,098	96,098
Commercial real estate	109	255,613	255,722
Construction and land	29	37,158	37,187

Consumer:
Home equity	112	34,934	35,046
Auto and other consumer	848	111,271	112,119

Commercial business loans	—	41,571	41,571

Total loans	$1,796	$881,961	$883,757

The following table represents the credit risk profile based on payment activity as of December 31, 2018, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$759	$335,419	$336,178
Multi-family	—	82,331	82,331
Commercial real estate	133	253,102	253,235
Construction and land	44	54,058	54,102

Consumer:
Home equity	369	37,260	37,629
Auto and other consumer	245	87,112	87,357

Commercial business loans	173	18,725	18,898

Total loans	$1,723	$868,007	$869,730

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Total TDR loans	$3,544	$3,745
Allowance for loan losses related to TDR loans	41	43
Total nonaccrual TDR loans	81	84

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended December 31, 2019, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$—	$50	$50

	1	$—	$—	$50	$50
Post-modification outstanding recorded investment
One- to four-family	1	$—	$—	$51	$51

	1	$—	$—	$51	$51

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the year ended December 31, 2019.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	2	$—	$—	$99	$99

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

No additional funds are committed to be advanced in connection with TDR loans at December 31, 2019.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2019			December 31, 2018
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$2,290	$81	$2,371	$2,358	$84	$2,442
Multi-family	107	—	107	110	—	110
Commercial real estate	643	—	643	663	—	663
Home equity	160	—	160	258	—	258
Commercial business loans	263	—	263	272	—	272

Total TDR loans	$3,463	$81	$3,544	$3,661	$84	$3,745

Note 4 - Real Estate Owned and Repossessed Assets

Real estate owned and repossessed assets are included in other assets on the balance sheet.

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Beginning balance	$124	$23
Loans transferred to foreclosed assets	412	276
Sales	(376)	(146)
Market value adjustments	(10)	(3)
Net gain (loss) on sales	4	(26)
Ending balance	$154	$124

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	December 31, 2019	December 31, 2018
	(In thousands)
Land	$62	$72
Personal property	92	52

	$154	$124

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2019	December 31, 2018
	(In thousands)
Land	$2,564	$2,560
Buildings	6,075	6,075
Building improvements	12,015	11,985
Furniture, fixtures, and equipment	7,011	7,446
Software	1,221	1,507
Automobiles	66	81
Construction in progress	136	9
	29,088	29,663
Less accumulated depreciation and amortization	(14,746)	(14,408)
	$14,342	$15,255

Depreciation expense was $1.3 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

Note 6 - Operating Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all subsequent ASUs that are related to Topic 842. The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches and operation centers. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use ("ROU") asset. At December 31, 2019, the Company's ROU assets included in other assets and lease liabilities included in other liabilities were $4.6 million and $3.7 million, respectively.

Total costs incurred by the Company, as a lessee, were $505,000 for the year ended December 31, 2019, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The Bank has lease agreements with unaffiliated parties for six locations. The lease terms for four full-service branches, one loan production office, and one support center are not individually material. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years.

The following table presents amounts relevant to the Company's assets leased for use in its operations for the year ended December 31, 2019:

(In Thousands)
Operating cash flows from operating leases	505
Right of use assets obtained in exchange for new operating lease liabilities	—

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at December 31, 2019:

Weighted-average remaining lease term of operating leases (in years)	13.8
Weighted-average discount rate of operating leases	3.5%

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31,
Twelve-month period ending:	(In thousands)
2020	$385
2021	376
2022	304
2023	309
2024	324
Thereafter	2,947
Total minimum payments required	$4,645
Less imputed interest	989
Present value of lease liabilities	$3,656

Note 7 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $159.7 million and $175.5 million at December 31, 2019 and 2018, respectively.

Mortgage servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$1,044	$1,095
Additions	75	208
Amortization	(251)	(256)
Valuation allowance	3	(3)

Balance at end of period	$871	$1,044

There was no valuation allowance for mortgage servicing rights for year ended December 31, 2019 and an allowance of $3,000 for the year ended December 31, 2018.

The key economic assumptions used in determining the fair value of mortgage servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2019	2018

Constant prepayment rate	11.2%	15.4%
Weighted-average life (years)	6.3	5.5
Yield to maturity discount	9.4%	10.5%

The fair values of mortgage servicing rights are approximately $1.5 million and $1.5 million at December 31, 2019 and 2018, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Servicing fees	$424	$454
Late fees	15	15

Note 8 - Deposits

The aggregate amount of time deposits that meet or exceed the FDIC insured limit, currently $250,000, at December 31, 2019 and 2018, was $93.5 million and $107.0 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2019		December 31, 2018
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Savings	$168,983	0.86%	$143,412	0.74%
Transaction accounts	276,496	0.03%	262,152	0.05%
Money market accounts	248,086	0.46%	273,344	0.43%
Certificates of deposit and jumbo certificates	308,080	1.85%	261,352	1.86%

	$1,001,645	0.84%	$940,260	0.77%

Maturities of certificates at the dates indicated are as follows:

December 31, 2019
(In thousands)
Within one year or less	$241,127
After one year through two years	42,274
After two years through three years	11,167
After three years through four years	6,593
After four years through five years	6,919
After five years	—

$308,080

Deposits at December 31, 2019 and 2018, include $57.4 million and $80.0 million, respectively, in public fund deposits. Investment securities with a carrying value of $35.5 million and $47.6 million were pledged as collateral for these deposits at December 31, 2019 and 2018, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Savings	$1,478	$369
Transaction accounts	118	74
Money market accounts	1,285	1,142
Certificates of deposit and jumbo certificates	5,423	3,765
	$8,304	$5,350

Note 9 - Borrowings

First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. First Federal periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $520.5 million and $339.2 million, and investment securities with a carrying value of $641,000 and $1.2 million, at December 31, 2019 and 2018, respectively, pledged as collateral.

FHLB advances outstanding by type of advance were as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Long-term advances	$50,000	$60,000
Short-term fixed-rate advances	45,000	25,000
Overnight variable-rate advances	17,930	51,552

The maximum and average outstanding balances and average interest rates on overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Maximum outstanding at any month-end	$90,889	$110,723
Monthly average outstanding	53,156	47,049
Weighted-average daily interest rates
Annual	2.33%	2.10%
Period End	1.80%	2.58%
Interest expense during the period	1,224	933

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on short-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Maximum outstanding at any month-end	$45,000	$72,600
Monthly average outstanding	3,750	27,658
Weighted-average daily interest rates
Annual	2.33%	1.76%
Period End	1.79%	2.48%
Interest expense during the period	12	626

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2019		December 31, 2018
	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount
	(Dollars in thousands)
Within one year or less	3.78%	$30,000	2.71%	$15,000
After one year through two years	—	—	3.78	25,000
After two years through three years	1.79	10,000	3.81	20,000
After three years through four years	1.80	5,000	—	—
After four years through five years	1.80	5,000	—	—
After five years	—	—	—	—
		$50,000		$60,000

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Maximum outstanding at any month-end	$65,000	$60,000
Monthly average outstanding	56,250	60,000
Weighted-average interest rates
Annual	3.34%	3.52%
Period End	2.98%	3.52%
Interest expense during the period	1,908	2,104

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Federal Taxes on Income

The provision (benefit) for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Current	$1,764	$1,927
Deferred	313	(352)
	$2,077	$1,575

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2019, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Income taxes computed at statutory rates	$2,329	$1,823
Tax-exempt income	(83)	(84)
Bank-owned life insurance income	(149)	(125)
Deferred tax asset valuation allowance	(1,224)	(1)
Expiration of contribution carryforward	1,224	—
Other, net	(20)	(38)
	$2,077	$1,575

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

During the year ended June 30, 2015, the Company contributed $400,000 in cash and $9.3 million in common stock to the Foundation. Under current Federal income tax regulations, charitable contribution deductions are limited to 10% of taxable income. Accordingly, the $9.7 million contribution created a carryforward for income tax purposes with a deferred tax asset of $3.3 million and related valuation allowance of $1.9 million for financial statement reporting purposes. At December 31, 2019, the balance of the contribution carryforward totaled $5.9 million. The contribution carryforward expired in 2019. As a result, the carryforward and related valuation allowance were reversed during the period. A valuation allowance is provided

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates whether its deferred tax assets will be realized and adjusts the amount of its valuation allowance, if necessary. There was a valuation allowance of $0 and $1.2 million, at December 31, 2019 and 2018, respectively.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June 30, 2016.

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,064	$2,049
Unrealized loss on securities available for sale	409	1,264
Accrued compensation	487	397
Nonaccrual loans	6	4
ESOP timing differences	143	195
Restricted stock awards	107	134
Contribution carryforward	—	1,515
Deferred lease liability	768	—
Total deferred tax assets	3,984	5,558

Deferred tax liabilities
Deferred loan fees	443	436
FHLB stock dividends	425	488
Accumulated depreciation	691	734
Deferred investment gain	34	14
Right of use asset	745	—
Other, net	175	23
Total deferred tax liabilities	2,513	1,695
Deferred tax asset, net	1,471	3,863

Deferred tax asset valuation allowance	—	(1,224)

Deferred tax asset, net of valuation allowance	$1,471	$2,639

Note 11 - Benefit Plans

Multi-employer Pension Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra DB Plan), a tax-qualified defined-benefit pension plan that covered substantially all employees after one year of continuous employment. Pension benefits vested over a period of five years of credited service. The Pentegra DB Plan’s Employer Identification Number is

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2019	2018
Source	Valuation Report	Valuation Report
Our plan	111.9%	112.5%
There was no change to the funded status of the plan as of December 31, 2019. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the periods shown were:

Year Ended		Year Ended
December 31, 2019		December 31, 2018
Date Paid	Amount	Date Paid	Amount
(In thousands)
12/20/2019	$302	12/31/2018	$386

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the board of directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2019, was $1,109,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

First Federal maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $270,000 and $245,000 during the years ended December 31, 2019 and December 31, 2018, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2019, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP during the years ended December 31, 2019 and 2018.

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

Compensation expense related to the ESOP for the year ended December 31, 2019 and 2018, was $702,000 and $851,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Allocated shares	253,987	201,026
Unallocated shares	794,042	847,003

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$14,396	$12,561

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

During the year ended December 31, 2019, 64,900 shares of restricted stock were awarded and no stock options were granted. There were 65,000 shares of restricted stock awarded during the year ended December 31, 2018, and no stock options were granted. Awarded shares of restricted stock vest over five years from the date of grant as long as the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the award date.

For the year ended December 31, 2019 and 2018, total compensation expense for the EIP was $1.1 million and $1.1 million, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the above compensation expense for the year ended December 31, 2019 and 2018, was directors' compensation of $342,000 and $343,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

	For the Year Ended
	December 31, 2019
		Weighted-Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2019	290,600	$13.72
Granted	64,900	17.19
Vested	(65,758)	13.43
Canceled (1)	(18,442)	13.43
Forfeited	(7,000)	16.07

Non-vested at December 31, 2019	264,300	14.60

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of December 31, 2019, there was $3.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.18 years.

Note 12 - Regulatory Capital Requirements

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 requiring a buffer of 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2019, the conservation buffer was 2.5%.

Under the new standards, in order to be considered well-capitalized, the Bank must maintain a CET1 risk-based ratio of 6.5% (new), a Tier 1 risk-based ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

As of December 31, 2019, the most recent regulatory notifications categorized First Federal as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

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

At December 31, 2019, First Federal exceeded all regulatory capital requirements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Federal in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019
Common equity tier 1 capital	$149,223	17.54%	$38,275	4.50%	$55,286	6.50%
Tier 1 risk-based capital	149,223	17.54	51,034	6.00	68,045	8.00
Total risk-based capital	159,058	18.70	68,045	8.00	85,056	10.00
Tier 1 leverage capital	149,223	12.16	49,103	4.00	61,379	5.00

As of December 31, 2018
Common equity tier 1 capital	$142,018	17.04%	$37,501	4.50%	$54,169	6.50%
Tier 1 risk-based capital	142,018	17.04	50,002	6.00	66,669	8.00
Total risk-based capital	151,781	18.21	66,669	8.00	83,336	10.00
Tier 1 leverage capital	142,018	11.47	49,509	4.00	61,887	5.00

Note 13 - Related Party Transactions

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Beginning balance	$923	$1,042
Loan advances	1	3
Loan repayments	(235)	(122)
Reclassifications[1]	—	—
Ending balance	$689	$923

[1] Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $3.1 million and $2.9 million at December 31, 2019 and 2018, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the years ended December 31, 2019, and 2018.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2019	December 31, 2018
	(In thousands)
Commitments to grant loans	$101	$625
Standby letters of credit	182	223
Unfunded commitments under lines of credit or existing loans	88,225	98,847

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At December 31, 2019 and 2018 First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $730.2 million and $767.6 million, or 82.6% and 88.3%, of First Federal’s total loan portfolio at December 31, 2019 and 2018, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation. After a period of decline the real estate market has begun to recover, which has helped stabilize nonperforming loans and the allowance for loan losses.

At December 31, 2019 and 2018, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $223.5 million and $243.4 million, or 69.5% and 77.7%, of First Federal’s total investment portfolio (including FHLB stock) at December 31, 2019 and 2018, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Fair Value Accounting and Measurement

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$39,282	$—	$39,282
ABS agency	—	28,858	—	28,858
ABS corporate	—	40,855	—	40,855
SBA	—	9,643	—	9,643
Corporate debt	—	28,459	—	28,459
MBS agency	—	160,167	—	160,167
MBS corporate	—	8,316	—	8,316
	$—	$315,580	$—	$315,580

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$869	$—	$869
ABS agency	—	25,752	—	25,752
ABS corporate	—	36,723	—	36,723
SBA	—	9,888	—	9,888
Corporate debt	—	35,670	—	35,670
MBS agency	—	143,455	—	143,455
MBS corporate	—	10,610	—	10,610
	$—	$262,967	$—	$262,967

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,389	$6,389
Real estate owned and repossessed assets	—	—	154	154

	$—	$—	$6,543	$6,543

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,558	$6,558
Real estate owned and repossessed assets	—	—	124	124

	$—	$—	$6,682	$6,682

During the years ended December 31, 2019 and 2018, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	$154	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average)[1]
	(In thousands)
Real estate owned and repossessed assets	124	Market comparable	Discount to appraisal	0% - 10% (5%)

[1]	Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$48,739	$48,739	$48,739	$—	$—
Investment securities available for sale	315,580	315,580	—	315,580	—
Loans held for sale	503	503	—	503	—
Loans receivable, net	878,437	858,101	—	—	858,101
FHLB stock	6,034	6,034	—	6,034	—
Accrued interest receivable	3,931	3,931	—	3,931	—
Mortgage servicing rights, net	871	1,486	—	—	1,486

Financial liabilities
Demand deposits	$693,565	$693,565	$693,565	$—	$—
Time deposits	308,080	308,819	—	308,819	—
Borrowings	112,930	113,076	—	113,076	—
Accrued interest payable	373	373	—	373	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$26,323	$26,323	$26,323	$—	$—
Investment securities available for sale	262,967	262,967	—	262,967	—
Investment securities held to maturity	43,503	42,990	—	42,990	—
Loans receivable, net	863,852	840,861	—	—	840,861
FHLB stock	6,927	6,927	—	6,927	—
Accrued interest receivable	4,048	4,048	—	4,048	—
Mortgage servicing rights, net	1,044	1,479	—	—	1,479

Financial liabilities
Demand deposits	$678,908	$678,908	$678,908	$—	$—
Time deposits	261,352	259,549	—	259,549	—
Borrowings	136,552	137,153	—	137,153	—
Accrued interest payable	521	521	—	521	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings per Share

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2019	2018
	(In thousands, except share data)
Numerator:
Net income	$9,014	$7,105

Denominator:
Basic weighted average common shares outstanding	9,845,021	10,331,902
Dilutive restricted stock grants	78,089	102,535
Diluted weighted average common shares outstanding	9,923,110	10,434,437

Basic earnings	$0.92	$0.69

Diluted earnings	$0.91	$0.68

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2019 and 2018, anti-dilutive shares outstanding related to restricted stock awards totaled 66,659 and 48,040, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive.

As of December 15, 2015, the ESOP had purchased 1,048,029 shares of First Northwest Bancorp in the open market. Unallocated ESOP shares are not included as outstanding shares for basic or diluted earnings per share calculations.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Noninterest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	Year Ended December 31,
	2019	2018

Noninterest income:
Loan fees (1)	$347	$807
Deposit fees	1,833	1,671
Debit interchange income	124	137
Credit card interchange income	1,765	1,740
Gain on loan sales, net (1)	1,077	577
Investment securities gain (loss), net (1)	836	77
Increase in cash surrender value of BOLI (1)	708	595
Other income:
Investment services revenue	229	226
Gain or loss on subsidiary (1)	68	68
Remaining other income	25	21
Total other income	322	315

Total noninterest income	$7,012	$5,919

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

Note 18 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP
Condensed Balance Sheets
(In thousands)

	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$5,989	$8,508
Investment securities available for sale, at fair value	11,684	14,189
Investment in bank	147,744	137,657
ESOP loan receivable	10,740	11,300
Accrued interest receivable	190	212
Prepaid expenses and other assets	704	534

Total assets	$177,051	$172,400

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary	$177	$96
Other liabilities	23	40

Total liabilities	200	136

Shareholders' equity	176,851	172,264

Total liabilities and shareholders' equity	$177,051	$172,400

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statements of Income
(In thousands)

	For the Year Ended December 31,
	2019	2018
Operating income:
Interest and fees on loans receivable	$268	$282
Interest on mortgage-backed and related securities	134	209
Interest on investment securities	130	163
Gain (loss) on sale of securities	—	(59)
Total operating income	532	595
Operating expenses:
Other expenses	892	922
Total operating expenses	892	922
Loss before benefit for income taxes and equity in undistributed earnings of subsidiary	(360)	(327)
Benefit for income taxes	(104)	(89)
Loss before equity in undistributed earnings of subsidiary	(256)	(238)
Equity in undistributed earnings of subsidiary	13,270	17,343

Net income	$13,014	$17,105

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP
Condensed Statement of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$13,014	$17,105
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(13,270)	(17,343)
Dividend received from subsidiary	4,000	10,000
Amortization of premiums and accretion of discounts on investments, net	81	89
Gain (loss) on sale of securities available for sale	—	59
Change in payable to subsidiary	81	39
Change in other assets	(227)	(48)
Change in other liabilities	(17)	2

Net cash from operating activities	3,662	9,903

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of securities available for sale	2,808	3,191
Proceeds from sales of securities available for sale	—	1,979
ESOP loan repayment	560	546

Net cash from investing activities	3,368	5,716

Cash flows from financing activities:
Repurchase of common stock	(8,135)	(10,317)
Dividends paid	(1,414)	(335)

Net cash from financing activities	(9,549)	(10,652)

Net (decrease) increase in cash	(2,519)	4,967

Cash and cash equivalents at beginning of period	8,508	3,541

Cash and cash equivalents at end of period	$5,989	$8,508

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$384	$(104)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2019 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2019, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included in Item 8. Financial Statements and Supplementary Data.

Attestation report of the registered public accounting firm. Moss Adams LLP has issued an attestation report that expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting for the year ended December 31, 2019, included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2019, (the “Proxy Statement”), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained under the section captioned “Item 1. Business - Information About Our Executive Officers,” which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Jennifer Zaccardo (Chairperson), David Blake, Stephen Oliver, Dana Behar, and Cindy Finnie. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Zaccardo meets the definition of “audit committee financial expert,” as defined by the SEC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned “Security Ownership of Certain Beneficial Owners" and "Beneficial Ownership by Directors and Named Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plan as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
First Northwest Bancorp 2015 Equity Incentive Plan (1)	—	N/A	1,324,150
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	1,324,150

(1) As of December 31, 2019, 509,900 shares of restricted stock awards had been granted under the First Northwest Bancorp 2015 Equity Incentive plan (the "EIP"). The restricted shares will vest in equal installments of 20% per year over a 5-year period. The restricted shares granted under the EIP were purchased by First Northwest Bancorp in open market transactions and retired during the years ended June 30, 2017 and 2016. Subsequent to these restricted stock awards, stock options that, upon exercise result in the issuance of up to 1,310,036 shares of our common stock and 13,114 shares of restricted stock awards, remain available for future issuance under the EIP.

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

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned “Proposal 4 – Ratification of Appointment of Independent Auditor” in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date	SEC File No.
3.1	Articles of Incorporation of First Northwest Bancorp, as amended through August 28, 2014		10-K	3.1	3/15/2019
3.2	Bylaws of First Northwest Bancorp		10-K	3.2	3/15/2019
4.1	Description of Common Stock	X
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement		S-8	10.4	12/4/2015	333-208341
10.3*	Executive Employment Agreement with Matthew P. Deines		8-K	10.1	8/5/2019
10.4*	Form of Executive Employment Agreement with Regina M. Wood, Christopher J. Riffle, Terry A. Anderson, and Kelly A. Liske		10-K	10.4	3/15/2019
10.5*	Executive Employment Agreement with Laurence J. Hueth		10-K	10.3	3/15/2019
10.6*	Separation Agreement and Release of All Claims with Mr. Laurence J. Hueth		8-K	10.1	10/8/2019
10.7*	First Federal Fiscal 2019 Cash Incentive Plan		10-Q	10.1	5/8/2019
10.8*	Form of First Federal Fiscal 2019 Cash Incentive Plan Participation Agreement		10-Q	10.2	5/8/2019
10.9*	Non-Employee Director Compensation Policy	X
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101
The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

* Denotes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

March 6, 2020	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 6, 2020
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Regina M. Wood	March 6, 2020
Regina M. Wood
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 6, 2020
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/David A. Blake	March 6, 2020
David A. Blake
Director

By:	/s/Cindy H. Finnie	March 6, 2020
Cindy H. Finnie
Director

By:	/s/David T. Flodstrom	March 6, 2020
David T. Flodstrom
Director

By:	/s/Jennifer Zaccardo	March 6, 2020
Jennifer Zaccardo
Director

By:	/s/Norman J. Tonina, Jr.	March 6, 2020
Norman J. Tonina, Jr.
Director

By:	/s/Craig Curtis	March 6, 2020
Craig Curtis
Director

By:	/s/Dana Behar	March 6, 2020
Dana Behar
Director