Form 10-Q
period 2020-03-31
First Northwest Bancorp
filed 2020-05-11
CIK 1556727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2020, there were 10,428,963 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share information) (Unaudited)

ASSETS	March 31, 2020	December 31, 2019

Cash and due from banks	$15,531	$13,519
Interest-bearing deposits in banks	91,633	35,220
Investment securities available for sale, at fair value	317,520	315,580
Loans held for sale	4,531	503
Loans receivable (net of allowance for loan losses of $10,830 and $9,628)	899,154	878,437
Federal Home Loan Bank (FHLB) stock, at cost	7,581	6,034
Accrued interest receivable	4,124	3,931
Premises and equipment, net	14,231	14,342
Mortgage servicing rights, net	843	871
Bank-owned life insurance, net	30,355	30,027
Prepaid expenses and other assets	11,436	8,872

Total assets	$1,396,939	$1,307,336

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,063,905	$1,001,645
Borrowings	150,021	112,930
Accrued interest payable	194	373
Accrued expenses and other liabilities	15,225	14,392
Advances from borrowers for taxes and insurance	443	1,145

Total liabilities	1,229,788	1,130,485

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,432,963 shares at March 31, 2020, and 10,731,639 shares at December 31, 2019	104	107
Additional paid-in capital	99,479	102,017
Retained earnings	85,549	86,156
Accumulated other comprehensive loss, net of tax	(8,256)	(1,539)
Unearned employee stock ownership plan (ESOP) shares	(9,725)	(9,890)

Total shareholders' equity	167,151	176,851

Total liabilities and shareholders' equity	$1,396,939	$1,307,336

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans receivable	$9,836	$10,092
Interest on mortgage-backed securities	959	1,257
Interest on investment securities	1,069	1,010
Interest on deposits and other	68	67
FHLB dividends	47	88

Total interest income	11,979	12,514
INTEREST EXPENSE
Deposits	2,138	1,924
Borrowings	434	990

Total interest expense	2,572	2,914

Net interest income	9,407	9,600
PROVISION FOR LOAN LOSSES	1,266	335

Net interest income after provision for loan losses	8,141	9,265
NONINTEREST INCOME
Loan and deposit service fees	881	905
Mortgage servicing fees, net of amortization	15	45
Net gain on sale of loans	383	87
Net gain on sale of investment securities	605	—
Increase in cash surrender value of bank-owned life insurance	328	143
Other income	106	71

Total noninterest income	2,318	1,251

NONINTEREST EXPENSE
Compensation and benefits	5,361	4,573
Data processing	690	631
Occupancy and equipment	1,351	1,108
Supplies, postage, and telephone	211	228
Regulatory assessments and state taxes	174	169
Advertising	272	143
Professional fees	400	298
FDIC insurance premium	—	77
FHLB prepayment penalty	210	—
Other	713	573

Total noninterest expense	9,382	7,800

INCOME BEFORE PROVISION FOR INCOME TAX	1,077	2,716

PROVISION FOR INCOME TAX	204	509

NET INCOME	$873	$2,207

Basic and diluted earnings per share	$0.09	$0.22

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

NET INCOME	$873	$2,207

Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain, net of tax (benefit) provision of $(1,658) and $427, respectively	(6,239)	1,603
Reclassification adjustment for net (gain) loss on sales of securities realized in income, net of taxes of $(127) and $0, respectively	(478)	—

Other comprehensive (loss) income, net of tax	(6,717)	1,603

COMPREHENSIVE (LOSS) INCOME	$(5,844)	$3,810

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
	Shares	Amount

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				2,207			2,207
Common stock repurchased	(177,837)	(2)	(1,777)	(1,047)			(2,826)
Other comprehensive income, net of tax						1,603	1,603
Share-based compensation			283				283
ESOP shares committed to be released			43		164		207
Cash dividends declared and paid ($0.03 per share)				(331)			(331)

BALANCE, March 31, 2019	10,992,181	$110	$104,374	$82,436	$(10,385)	$(3,128)	$173,407

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

Net income				873			873
Common stock repurchased	(288,276)	(3)	(2,880)	(947)			(3,830)
Restricted stock award forfeitures net of grants	(10,400)	—	—				—
Other comprehensive loss, net of tax						(6,717)	(6,717)
Share-based compensation			304				304
ESOP shares committed to be released			38		165		203
Cash dividends declared and paid ($0.05 per share)				(533)			(533)

BALANCE, March 31, 2020	10,432,963	$104	$99,479	$85,549	$(9,725)	$(8,256)	$167,151

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$873	$2,207
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	338	333
Amortization and accretion of premiums and discounts on investments, net	477	458
(Accretion) amortization of deferred loan fees, net	(436)	167
Amortization of mortgage servicing rights, net	82	66
Additions to mortgage servicing rights, net	(54)	(20)
Net increase (decrease) on the valuation allowance on mortgage servicing rights	—	(3)
Provision for loan losses	1,266	335
Allocation of ESOP shares	203	207
Share-based compensation	304	283
Gain on sale of loans, net	(383)	(87)
Gain on sale of securities available for sale, net	(605)	—
Increase in cash surrender value of life insurance, net	(328)	(143)
Origination of loans held for sale	(20,027)	(4,420)
Proceeds from loans held for sale	16,382	3,538
Change in assets and liabilities:
Increase in accrued interest receivable	(193)	(66)
Increase in prepaid expenses and other assets	(382)	(3,916)
Decrease in accrued interest payable	(179)	(242)
Increase in accrued expenses and other liabilities	833	6,949

Net cash from operating activities	(1,829)	5,646

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(66,372)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	15,984	6,108
Proceeds from sales of securities available for sale	40,073	—
Proceeds from maturities, calls, and principal repayments of securities held to maturity	—	434
(Purchase) redemption of FHLB stock	(1,547)	—
Net increase in loans receivable	(21,943)	(19,845)
Purchase of premises and equipment, net	(227)	(33)

Net cash from investing activities	(34,032)	(13,336)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$62,260	$12,495
Net increase (decrease) in advances from the FHLB	37,091	(1,378)
Net (decrease) increase in advances from borrowers for taxes and insurance	(702)	1,064
Dividends paid	(533)	(331)
Repurchase of common stock	(3,830)	(2,826)

Net cash from financing activities	94,286	9,024

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,425	1,334

CASH AND CASH EQUIVALENTS, beginning of period	48,739	26,323

CASH AND CASH EQUIVALENTS, end of period	$107,164	$27,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,751	$3,156

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(8,502)	$2,030

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$396	$74

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. The Company changed its fiscal year end from June 30 to December 31 effective December 31, 2017. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate.

Recently adopted accounting pronouncements

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

In August 2018, FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of such arrangements that are service contracts and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized. This ASU, which is effective for fiscal years beginning after December 15, 2019, did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The amendments represent clarification and improvements to the codification and correct unintended application. This standard was effective immediately upon issuance and its adoption did not have a material effect on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-10 which defers the effective date for this guidance for smaller reporting companies from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company plans to defer adoption of CECL until January 1, 2023.

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

Other Pronouncements
In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard also clarifies and amends existing guidance to improve consistent application. This ASU, which is effective for fiscal years beginning after December 15, 2020, is not expected to have a material impact on the Company's financial statements. Early adoption is permitted.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The ASU, which is effective for fiscal years beginning after December 15, 2020, is not expected to have a material effect on the Company's financial statements.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The Company does not believe this standard will have a material impact on its financial statements.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2020 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$52,238	$708	$(692)	$52,254
U.S. government agency issued asset-backed securities (ABS agency)	46,495	403	(4,773)	42,125
Corporate issued asset-backed securities (ABS corporate)	41,716	—	(7,643)	34,073
Corporate issued debt securities (Corporate debt)	9,986	49	(596)	9,439
U.S. Small Business Administration securities (SBA)	25,185	190	(12)	25,363
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	142,881	2,806	(548)	145,139
Corporate issued mortgage-backed securities (MBS corporate)	9,469	—	(342)	9,127

Total securities available for sale	$327,970	$4,156	$(14,606)	$317,520

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2019, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$39,524	$125	$(367)	$39,282
ABS agency	29,796	—	(938)	28,858
ABS corporate	41,728	—	(873)	40,855
Corporate debt	9,986	—	(343)	9,643
SBA	28,423	72	(36)	28,459
Mortgage-backed securities:
MBS agency	159,697	811	(341)	160,167
MBS corporate	8,374	—	(58)	8,316

Total securities available for sale	$317,528	$1,008	$(2,956)	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2020:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(692)	$20,954	$—	$—	$(692)	$20,954
ABS agency	(450)	9,536	(4,323)	21,499	(4,773)	31,035
ABS corporate	(202)	3,678	(7,441)	30,395	(7,643)	34,073
Corporate debt	—	—	(596)	4,404	(596)	4,404
SBA	—	—	(12)	4,101	(12)	4,101
Mortgage-backed securities:
MBS agency	(547)	32,889	(1)	807	(548)	33,696
MBS corporate	(62)	2,216	(280)	6,911	(342)	9,127

Total available for sale	$(1,953)	$69,273	$(12,653)	$68,117	$(14,606)	$137,390

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(367)	$29,928	$—	$—	$(367)	$29,928
ABS agency	(59)	3,855	(879)	25,002	(938)	28,857
ABS corporate	(31)	3,848	(842)	37,007	(873)	40,855
Corporate debt	(17)	4,983	(326)	4,660	(343)	9,643
SBA	—	—	(36)	15,034	(36)	15,034
Mortgage-backed securities:
MBS agency	(166)	18,744	(175)	47,463	(341)	66,207
MBS corporate	—	—	(58)	8,316	(58)	8,316

Total available for sale	$(640)	$61,358	$(2,316)	$137,482	$(2,956)	$198,840

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2020 and December 31, 2019, there were 41 and 62 investment securities in an unrealized loss position, respectively.

We believe that the unrealized losses on our investment securities relate principally to the general change in interest rates, market demand, and related volatility, rather than credit quality, that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the three months ended March 31, 2020 and 2019.

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

	March 31, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	6,179	6,264
Due after five through ten years	7,077	7,404
Due after ten years	139,094	140,598

Total mortgage-backed securities	152,350	154,266

All other investment securities:
Due within one year	—	—
Due after one through five years	3,040	3,096
Due after five through ten years	49,249	44,707
Due after ten years	123,331	115,451

Total all other investment securities	175,620	163,254

Total investment securities	$327,970	$317,520

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	13,360	13,391
Due after five through ten years	6,261	6,257
Due after ten years	148,450	148,835

Total mortgage-backed securities	168,071	168,483

All other investment securities:
Due within one year	—	—
Due after one through five years	2,043	2,084
Due after five through ten years	58,460	57,680
Due after ten years	88,954	87,333

Total all other investment securities	149,457	147,097

Total investment securities	$317,528	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Proceeds from sales	$40,073	$—
Gross realized gains	637	—
Gross realized losses	(32)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Real Estate:
One-to-four family	$302,688	$306,014
Multi-family	88,794	96,098
Commercial real estate	260,321	255,722
Construction and land	48,565	37,187
Total real estate loans	700,368	695,021

Consumer:
Home equity	35,260	35,046
Auto and other consumer	114,194	112,119
Total consumer loans	149,454	147,165

Commercial business loans	55,853	41,571

Total loans	905,675	883,757

Less:
Net deferred loan fees	433	206
Premium on purchased loans, net	(4,742)	(4,514)
Allowance for loan losses	10,830	9,628

Total loans receivable, net	$899,154	$878,437

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2020
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for loan losses	319	35	479	191	(6)	176	42	30	1,266
Charge-offs	—	—	—	—	—	(134)	—	—	(134)
Recoveries	53	—	—	2	1	14	—	—	70
Ending balance	$3,396	$923	$2,722	$592	$449	$2,317	$250	$181	$10,830

	At March 31, 2020
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,396	$923	$2,722	$592	$449	$2,317	$250	$181	$10,830
General reserve	3,363	922	2,713	591	443	2,263	245	181	10,721
Specific reserve	33	1	9	1	6	54	5	—	109

Total loans	$302,688	$88,794	$260,321	$48,565	$35,260	$114,194	$55,853	$—	$905,675
Loans collectively evaluated (1)	299,947	88,391	258,451	48,537	34,971	113,485	55,590	—	899,372
Loans individually evaluated (2)	2,741	403	1,870	28	289	709	263	—	6,303

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended March 31, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
ALLL:	(In thousands)
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for loan losses	142	7	48	115	(14)	177	(141)	1	335
Charge-offs	—	—	—	—	—	(186)	(4)	—	(190)
Recoveries	2	—	—	—	1	76	2	—	81
Ending balance	$3,441	$769	$2,337	$700	$467	$1,678	$191	$176	$9,759

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2019
	One-to- four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
General reserve	2,993	887	2,235	399	439	2,119	203	151	9,426
Specific reserve	31	1	8	—	15	142	5	—	202

Total loans	$306,014	$96,098	$255,722	$37,187	$35,046	$112,119	$41,571	$—	$883,757
Loans collectively evaluated (1)	303,026	95,991	253,839	37,158	34,775	111,271	41,308	—	877,368
Loans individually evaluated (2)	2,988	107	1,883	29	271	848	263	—	6,389

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$72	$99	$—	$297	$332	$—
Multi-family	296	296	—	—	—	—
Commercial real estate	1,227	1,310	—	1,240	1,320	—
Construction and land	—	32	—	—	33	—
Home equity	42	114	—	45	110	—
Auto and other consumer	—	271	—	251	548	—
Commercial business	—	—	—	—	—	—
Total	1,637	2,122	—	1,833	2,343	—

With an allowance recorded:
One-to-four family	2,669	2,884	33	2,691	2,911	31
Multi-family	107	107	1	107	107	1
Commercial real estate	643	643	9	643	643	8
Construction and land	28	28	1	29	29	—
Home equity	247	307	6	226	286	15
Auto and other consumer	709	818	54	597	690	142
Commercial business	263	263	5	263	263	5
Total	4,666	5,050	109	4,556	4,929	202

Total impaired loans:
One-to-four family	2,741	2,983	33	2,988	3,243	31
Multi-family	403	403	1	107	107	1
Commercial real estate	1,870	1,953	9	1,883	1,963	8
Construction and land	28	60	1	29	62	—
Home equity	289	421	6	271	396	15
Auto and other consumer	709	1,089	54	848	1,238	142
Commercial business	263	263	5	263	263	5
Total	$6,303	$7,172	$109	$6,389	$7,272	$202

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	Three Months Ended
	March 31, 2020
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$108	$1
Multi-family	99	—
Commercial real estate	1,231	15
Home equity	42	3
Auto and other consumer	—	10
Commercial business	—	—
Total	1,480	29

With an allowance recorded:
One-to-four family	2,676	64
Multi-family	305	—
Commercial real estate	643	—
Construction and land	28	2
Home equity	248	6
Auto and other consumer	689	17
Commercial business	263	—
Total	4,852	89

Total impaired loans:
One-to-four family	2,784	65
Multi-family	404	—
Commercial real estate	1,874	15
Construction and land	28	2
Home equity	290	9
Auto and other consumer	689	27
Commercial business	263	—
Total	$6,332	$118

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2020, was $76,000.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended
	March 31, 2019
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$304	$5
Commercial real estate	1,296	12
Construction and land	—	—
Home equity	324	10
Auto and other consumer	—	7
Total	1,924	34

With an allowance recorded:
One-to-four family	2,831	68
Multi-family	110	1
Commercial real estate	663	7
Construction and land	53	2
Home equity	300	7
Auto and other consumer	263	7
Commercial business	328	5
Total	4,548	97

Total impaired loans:
One-to-four family	3,135	73
Multi-family	110	1
Commercial real estate	1,959	19
Construction and land	53	2
Home equity	624	17
Auto and other consumer	263	14
Commercial business	328	5
Total	$6,472	$131

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2019, was $92,000.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
One-to-four family	$467	$698
Multi-family	297	—
Commercial real estate	106	109
Construction and land	28	29
Home equity	133	112
Auto and other consumer	709	848
Commercial business	—	—

Total nonaccrual loans	$1,740	$1,796

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2020 and December 31, 2019.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,791	$—	$—	$1,791	$300,897	$302,688
Multi-family	—	107	297	404	88,390	88,794
Commercial real estate	—	643	—	643	259,678	260,321
Construction and land	689	—	—	689	47,876	48,565
Total real estate loans	2,480	750	297	3,527	696,841	700,368

Consumer:
Home equity	13	12	24	49	35,211	35,260
Auto and other consumer	2,157	324	380	2,861	111,333	114,194
Total consumer loans	2,170	336	404	2,910	146,544	149,454

Commercial business loans	417	263	—	680	55,173	55,853

Total loans	$5,067	$1,349	$701	$7,117	$898,558	$905,675

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$928	$92	$116	$1,136	$304,878	$306,014
Multi-family	—	—	—	—	96,098	96,098
Commercial real estate	—	—	—	—	255,722	255,722
Construction and land	38	—	—	38	37,149	37,187
Total real estate loans	966	92	116	1,174	693,847	695,021

Consumer:
Home equity	299	24	—	323	34,723	35,046
Auto and other consumer	1,423	370	614	2,407	109,712	112,119
Total consumer loans	1,722	394	614	2,730	144,435	147,165

Commercial business loans	—	115	—	115	41,456	41,571

Total loans	$2,688	$601	$730	$4,019	$879,738	$883,757

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

When First Federal classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to certain problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Federal to enough risk to warrant classification as substandard or doubtful but do possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Federal categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the internally assigned grade as of March 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$297,391	$3,455	$1,206	$636	$302,688
Multi-family	88,390	—	107	297	88,794
Commercial real estate	256,166	94	2,782	1,279	260,321
Construction and land	37,987	10,353	186	39	48,565
Total real estate loans	679,934	13,902	4,281	2,251	700,368

Consumer:
Home equity	34,196	712	127	225	35,260
Auto and other consumer	108,858	3,806	759	771	114,194
Total consumer loans	143,054	4,518	886	996	149,454

Commercial business loans	53,894	60	570	1,329	55,853

Total loans	$876,882	$18,480	$5,737	$4,576	$905,675

The following table represents the internally assigned grade as of December 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$301,312	$2,685	$1,148	$869	$306,014
Multi-family	95,694	—	107	297	96,098
Commercial real estate	251,531	97	2,800	1,294	255,722
Construction and land	35,897	1,184	77	29	37,187
Total real estate loans	684,434	3,966	4,132	2,489	695,021

Consumer:
Home equity	34,260	470	89	227	35,046
Auto and other consumer	107,327	3,243	594	955	112,119
Total consumer loans	141,587	3,713	683	1,182	147,165

Commercial business loans	39,653	376	263	1,279	41,571

Total loans	$865,674	$8,055	$5,078	$4,950	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$467	$302,221	$302,688
Multi-family	297	88,497	88,794
Commercial real estate	106	260,215	260,321
Construction and land	28	48,537	48,565

Consumer:
Home equity	133	35,127	35,260
Auto and other consumer	709	113,485	114,194

Commercial business	—	55,853	55,853

Total loans	$1,740	$903,935	$905,675

The following table represents the credit risk profile based on payment activity as of December 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$698	$305,316	$306,014
Multi-family	—	96,098	96,098
Commercial real estate	109	255,613	255,722
Construction and land	29	37,158	37,187

Consumer:
Home equity	112	34,934	35,046
Auto and other consumer	848	111,271	112,119

Commercial business	—	41,571	41,571

Total loans	$1,796	$881,961	$883,757

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Total TDR loans	$3,523	$3,544
Allowance for loan losses related to TDR loans	44	41
Total nonaccrual TDR loans	81	81

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three months ended March 31, 2020 or March 31, 2019.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2020.

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2019.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$48	$48

No additional funds were committed to be advanced in connection with impaired loans at March 31, 2020.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2020			December 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,273	$81	$2,354	$2,290	$81	$2,371
Multi-family	107	—	107	107	—	107
Commercial real estate	642	—	642	643	—	643
Home equity	157	—	157	160	—	160
Commercial business	263	—	263	263	—	263

Total TDR loans	$3,442	$81	$3,523	$3,463	$81	$3,544

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2020 and December 31, 2019, were $106.1 million and $93.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$165,747	0.72%	$168,983	0.86%
Transaction accounts	286,283	0.01%	276,496	0.03%
Money market accounts	253,198	0.48%	248,086	0.46%
Certificates of deposit	358,677	1.67%	308,080	1.85%

	$1,063,905	0.79%	$1,001,645	0.84%

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Within one year or less	$289,742	$241,127
After one year through two years	44,215	42,274
After two years through three years	9,772	11,167
After three years through four years	7,864	6,593
After four years through five years	7,084	6,919
After five years	—	—

	$358,677	$308,080

Brokered certificates of deposits of $90.4 million and $51.6 million are included in the March 31, 2020 and December 31, 2019 certificate of deposits totals above, respectively.

Deposits at March 31, 2020 and December 31, 2019, included $68.7 million and $57.4 million, respectively, in public fund deposits. Investment securities with a carrying value of $32.1 million and $35.5 million were pledged as collateral for these deposits at March 31, 2020 and December 31, 2019, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Savings	$340	$316
Transaction accounts	19	36
Insured money market accounts	356	320
Certificates of deposit	1,423	1,252

	$2,138	$1,924

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

The effective tax rates were 18.9% and 18.7% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2019 and 2018 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share data)
Numerator:
Net income	$873	$2,207

Denominator:
Basic weighted average common shares outstanding	9,624,727	9,973,125
Dilutive restricted stock grants	51,650	77,143
Diluted weighted average common shares outstanding	9,676,377	10,050,268

Basic earnings per share	$0.09	$0.22

Diluted earnings per share	$0.09	$0.22

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2020 and 2019, there were 780,785 and 833,782 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were 16,256 and zero restricted stock award anti-dilutive weighted-average shares for the three months ended March 31, 2020 and 2019, respectively.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal or interest was paid by the ESOP during the three months ended March 31, 2020.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accrued monthly throughout the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended March 31, 2020 and 2019, was $151,000 and $207,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Allocated shares	253,987	253,987
Committed to be released shares	13,257	—
Unallocated shares	780,785	794,042

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$8,487	$14,396

Note 8 - Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2015 EIP is 1,834,050. The 2015 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. At March 31, 2020, there were 1,322,050 total shares available for grant under the 2015 EIP, including 12,014 shares available to be granted as restricted stock.

During the three months ended March 31, 2020, 35,100 shares of restricted stock were awarded and no stock options were granted. There were no shares of restricted stock awarded during the three and three months ended March 31, 2019. Awarded shares of restricted stock vest ratably over five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over five years.

For the three months ended March 31, 2020 and 2019, total compensation expense for the 2015 EIP was $304,000 and $283,000, respectively.

Included in the above compensation expense for the three months ended March 31, 2020 and 2019, directors' compensation was $85,000 and $85,000, respectively.

The following table provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	264,300	$14.60
Granted	35,100	16.22
Forfeited	(45,500)	13.31

Non-vested at March 31, 2020	253,900	15.05

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020, there was $3.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.46 years.

Subsequent to quarter-end, on May 5, 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the "2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. The 2020 EIP provides for the use of authorized but unissued shares or shares that have been reacquired by First Northwest to fund share-based awards. The 2020 EIP is separate from the 2015 EIP. The adoption of the 2020 EIP neither affects nor is affected by the continued existence of the 2015 EIP, except that after May 5, 2020, no further awards will be granted under the 2015 EIP.

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

If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities, which are considered Level 2, or discounted cash flows. In certain cases, where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. Such instruments are classified as Level 3.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$52,254	$—	$52,254
ABS agency	—	42,125	—	42,125
ABS corporate	—	34,073	—	34,073
Corporate debt	—	9,439	—	9,439
SBA	—	25,363	—	25,363
MBS agency	—	145,139	—	145,139
MBS corporate	—	9,127	—	9,127
	$—	$317,520	$—	$317,520

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$39,282	$—	$39,282
ABS agency	—	28,858	—	28,858
ABS corporate	—	40,855	—	40,855
Corporate debt	—	9,643	—	9,643
SBA	—	28,459	—	28,459
MBS agency	—	160,167	—	160,167
MBS corporate	—	8,316	—	8,316
	$—	$315,580	$—	$315,580

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,303	$6,303

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,389	$6,389

At March 31, 2020 and December 31, 2019, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$107,164	$107,164	$107,164	$—	$—
Investment securities available for sale	317,520	317,520	—	317,520	—
Loans held for sale	4,531	4,531	—	4,531	—
Loans receivable, net	899,154	894,671	—	—	894,671
FHLB stock	7,581	7,581	—	7,581	—
Accrued interest receivable	4,124	4,124	—	4,124	—
Mortgage servicing rights, net	843	1,160	—	—	1,160

Financial liabilities
Demand deposits	$705,228	$705,228	$705,228	$—	$—
Time deposits	358,677	361,726	—	361,726	—
Borrowings	150,021	151,073	—	151,073	—
Accrued interest payable	194	194	—	194	—

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

Loans receivable, net - At March 31, 2020, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts when available. If no comparable contract is available, the estimated fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Note 10 - Subsequent Event

As one of the first regions to experience COVID-19 infections, Washington State moved quickly to mandate business closures and implement quarantine measures. Consequently, the Company incorporated several COVID-19 pandemic measures to assist the communities we serve. We are actively assisting customers and supporting the businesses in our communities. Our loan officers are contacting borrowers who are affected by declining economic activity, offering their assistance with payment deferrals and interest only payment options. Additionally, we continue to help our small business borrowers navigate the Small Business Administration’s Paycheck Protection Program.     We processed approximately $29.1

FIRST NORTHWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million of PPP loans for more than 377 customers in SBA PPP loan fundings as of May 7, 2020, with an average loan amount approved of approximately $77,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest).

The success of our banking operation relies entirely on the safety and well-being of our employees and customers. On March 20, 2020, we began restricting lobby activities at all branches to appointment only and encouraged the use of drive-up services, ITM/ATM machines, digital banking applications and our contact center. On March 23, 2020, the State of Washington announced the Stay Home, Stay Healthy order for all residents, resulting in the closing of businesses or a substantial reduction in business activity. Nearly 70% of our staff are able to work remotely, and we will continue operating in this manner until the mandated Stay Home, Stay Healthy order is lifted by the State of Washington.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward‑looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward‑looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios;

•	estimates of our risks and future costs and benefits; and

•	statements concerning the potential effects of the COVID-19 pandemic on the Bank's business and financial results and conditions.
These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•
developments and changes in Federal and state laws and regulations, such as the recently enacted Coronavirus Aid Relief and Economic Security Act (“CARES Act”) addressing the economic effects of the COVID-19 pandemic and increased regulation of the banking industry through legislative action and revised rules and standards applied by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Washington Department of Financial Institutions;

•	changes in general economic conditions, either nationally or in our market area, that are worse than expected;

•
changes in policy and regulation as it pertains to the Small Business Administration’s Paycheck Protection Program (“PPP”) and the bank’s participation as a lender in the PPP and similar program and its effect on the Bank’s liquidity, financial results, business and customers, including the availability of program funds and the ability of customers to comply with the requirements and otherwise perform with respect to loans obtained under such programs.

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

•
other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

Further, statements about the potential effects of the COVID-19 pandemic on the Bank’s businesses and financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Bank’s control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on the Bank, its customers and third parties.
These developments could have an adverse impact on our financial position and our results of operations.
Any of the forward-looking statements that we make in this report and in other statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot anticipate or predict. Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Due to these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur, and you should not put undue reliance on any forward-looking statements.

General
First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its Seattle lending center and ten full-service branches. Our business and operating strategy is focused on diversifying our loan portfolio through geographic expansion and loan product mix, expanding our deposit product offerings by adding additional value-added products, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the lending and depository needs of the communities we serve. While we have a concentration of first lien one- to four-family mortgage loans, over the past five years, we increased our origination and portfolio balances of commercial real estate, multi-family real estate, and have increased our auto and consumer loans, through indirect auto lending and purchased auto loan programs, in order to diversify our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and improve our interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for our lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, which provides additional funding and interest rate risk tools to the Bank.

First Federal is significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by several factors, including interest rates paid on competing time deposits, alternative investment options available to our customers, account maturities, the number and quality of our deposit originators, digital delivery systems, marketing and promotion, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, our credit policies, the number and quality of our lenders and credit underwriters, digital delivery systems, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, earnings from bank-owned life insurance, investment services income, and gains and losses from sales of securities.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for losses inherent in our loan portfolio through our allowance for loan losses. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net income.

The noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, advertising and promotion expenses, marketing and promotion expenses, expenses related to real estate and personal property owned and other miscellaneous expenses.
COVID-19 Pandemic. In late 2019 and early 2020, the COVID-19 pandemic manifested its impact on individuals, companies, and governmental entities around the world. It significantly impacted the global economy and created a challenging operating environment. As economic conditions deteriorated in mid-March 2020 as a result of the COVID-19 pandemic, we responded in several ways. Some of the key adjustments and developments include the following:

•	For our employees:

◦	Enhancing the ability of our employees to work remotely, adjusting branch operating hours and restricting lobby access in most cases.

◦
Providing significant support to employees by granting an increase in flexibility with paid leave, temporarily adjusting vacation policies, and increasing the cleaning of facilities to enable a safer environment for those employees that are not able to work from home.

◦	Increasing compensation for hourly employees and providing additional compensation for exempt employees below the level of Senior Vice President.

•	For our customers and communities:

◦
Offering short-term loan payment and fee forbearance programs. May borrowers requested and received temporary forbearance from obligations to assist them with the expected shortage in their near-term cash flow.

◦	Facilitating government programs like the Small Business Administration's Paycheck Protection Program ("SBA PPP").

◦	Investing in our communities. We plan to use a portion of the proceeds received from the SBA PPP loans and invest in the communities we serve.

•	For our shareholders and regulators:

◦	Maintaining our capital ratios at strong levels and materially increasing our provision for loan losses to $1.3 million for the first quarter of 2020, compared to $669,000 for all of 2019.

◦	Increasing on balance sheet liquidity, specifically Cash and Cash Equivalents increased by $58.4 million, a 120% increase over December 31, 2019.

On March 23, 2020, the State of Washington announced the Stay Home, Stay Healthy order for all residents, resulting in the closing of businesses or a substantial reduction in business activity. The sectors that have been most heavily impacted include hospitality; restaurant and food services; lessors of commercial real estate to hospitality, restaurant, and retail establishments; and professional services. At March 31, 2020, the Company’s exposure as a percent of the total loan portfolio to these industries was 5.6%, 0.2%, 5.3%, and 1.6%, respectively.

Subsequent to March 31, 2020, we provided assistance to many small businesses through the SBA's Paycheck Protection Program. This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities.

We processed approximately $29.1 million of PPP loans for more than 377 customers in SBA PPP loan fundings as of May 7, 2020. The average loan amount approved was approximately $77,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest).

Loan processing fees paid to the Bank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan, or two years, as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. At such time that any of these loans are forgiven or repaid before the scheduled maturity, we expect an increase in interest income and the net interest margin during that period.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets. Total assets increased to $1.40 billion at March 31, 2020 from $1.31 billion at December 31, 2019.

Total loans, excluding loans held for sale, increased $21.9 million to $905.7 million at March 31, 2020, from $883.8 million at December 31, 2019. During the three months ended March 31, 2020, one- to four-family residential loans declined $3.3 million, due to repayment and secondary market sale activity exceeding new originations held in portfolio. Multi-family loans decreased $7.3 million, due to prepayment activity outpacing new loan originations. Commercial real estate loans increased by $4.6 million as we continue to build our lending presence in King and Whatcom Counties as well as in our legacy markets. Auto and other consumer and construction and land loans increased $2.1 million and $11.4 million, respectively, as we maintain our specialty auto loan portfolio and fund construction loan commitments. Competition for quality commercial credits remains; however, impacts of the COVID-19 pandemic is impacting both the supply and demand for credit. An increase in refinance activity of one- to-four family residential loans also occurred during the period.

Construction and land loans increased 30.6% to $48.6 million at March 31, 2020, from $37.2 million at December 31, 2019. The majority of our construction loans are geographically dispersed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may vary depending on the nature and location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and intend to begin utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans. In March 2020, the vast majority of construction projects in Washington State were put on hold as a result of Governor Jay Inslee’s “Stay Home, Stay Safe” order. By May 5, 2020, certain projects were able to restart under specific criteria. We do not believe any of the projects currently in our portfolio will not be completed due to the order and subsequent impacts of COVID-19.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. For the majority of 2019, we decreased our construction lending, which resulted in a decline in construction balances at the end of the year compared to 2019. In the fourth quarter of 2019 and the first quarter of 2020, we increased production in construction lending and our commitments increased accordingly. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,371	$23,550	$496	$38,417
Multi-family residential	—	44,947	—	44,947
Commercial real estate	7,514	17,484	2,795	27,793
Total commitment	$21,885	$85,981	$3,291	$111,157

Construction Funds Disbursed
One- to four-family residential	$5,777	$11,088	$189	$17,054
Multi-family residential	—	17,382	—	17,382
Commercial real estate	5,422	1,543	52	7,017
Total disbursed	$11,199	$30,013	$241	$41,453

Undisbursed Commitment
One- to four-family residential	$8,594	$12,462	$307	$21,363
Multi-family residential	—	27,565	—	27,565
Commercial real estate	2,092	15,941	2,743	20,776
Total undisbursed	$10,686	$55,968	$3,050	$69,704

Land Funds Disbursed
One- to four-family residential	$4,867	$2,074	$171	$7,112
Commercial real estate	—	—	—	—
Total disbursed for land	$4,867	$2,074	$171	$7,112

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2019	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,915	$23,969	$496	$39,380
Multi-family residential	—	27,241	—	27,241
Commercial real estate	6,381	563	3,120	10,064
Total Commitment	$21,296	$51,773	$3,616	$76,685

Construction Funds Disbursed
One- to four-family residential	$5,242	$10,734	$151	$16,127
Multi-family residential	—	10,465	—	10,465
Commercial real estate	2,704	563	58	3,325
Total disbursed	$7,946	$21,762	$209	$29,917

Undisbursed Commitment
One- to four-family residential	$9,673	$13,235	$345	$23,253
Multi-family residential	—	16,776	—	16,776
Commercial real estate	3,677	—	3,062	6,739
Total undisbursed	$13,350	$30,011	$3,407	$46,768

Land Funds Disbursed
One- to four-family residential	$4,904	$1,343	$—	$6,247
Commercial real estate	1,023	—	—	1,023
Total disbursed for land	$5,927	$1,343	$—	$7,270

During the three months ended March 31, 2020, the Company originated $98.8 million of loans, of which $69.0 million, or 69.9%, were originated in the Puget Sound region, $29.5 million, or 29.9%, in the North Olympic Peninsula, and $0.2 million, or 0.2%, in other areas throughout Washington State. The Company purchased an additional $11.6 million in specialty auto loans, during the three months ended March 31, 2020. We will continue to evaluate opportunities to grow loans through wholesale channels in order to supplement our organic originations and improve net interest income, if the credit risk profile of such loans appears appropriate.

Our allowance for loan losses increased $1.2 million, or 12.5%, to $10.8 million at March 31, 2020, from $9.6 million at December 31, 2019. The increase was due to a $1.3 million loan loss provision made in the first quarter due to qualitative factor adjustments made in response to the economic impact of the COVID-19 pandemic, as well as to account for growth in the portfolio. The allowance for loan losses as a percentage of total loans at March 31, 2020 and December 31, 2019 was 1.2% and 1.1%, respectively.

Nonperforming loans decreased $56,000, or 3.1%, to $1.7 million at March 31, 2020, from $1.8 million at December 31, 2019, mainly attributable to a decrease in nonperforming one- to four-family loans of $231,000 and other consumer loans of $139,000, partially offset by an increase multi-family loans of $297,000. Nonperforming loans to total loans remained the same at 0.2% at both March 31, 2020 and December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans increased to 622.4% at March 31, 2020, from 536.1% at December 31, 2019, and classified loans decreased $374,000 to $4.6 million at March 31, 2020, from $5.0 million at December 31, 2019.

At March 31, 2020, there were $3.5 million in restructured loans, of which $3.4 million were performing in accordance with their modified payment terms and returned to accrual status.

Asset quality remains consistent with December 31, 2019. Net loan charge-offs are concentrated mainly in our auto loan portfolio. We recently adjusted our indirect auto loan product offerings and underwriting criteria to improve credit quality and reduce future charge-off activity. We continue to monitor the indirect auto loan program in order to prudently balance risk and return within the portfolio. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the loan portfolio as of March 31, 2020. While the ultimate impact of the COVID-19 pandemic and response from the Federal and State governments remains to be seen, we increased the qualitative factor related to the economy this quarter to account for losses inherent in the loan portfolio.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Real Estate:
One-to-four family	$302,688	$306,014
Multi-family	88,794	96,098
Commercial real estate	260,321	255,722
Construction and land	48,565	37,187
Total real estate loans	700,368	695,021

Consumer:
Home equity	35,260	35,046
Auto and other consumer	114,194	112,119
Total consumer loans	149,454	147,165

Commercial business loans	55,853	41,571

Total loans	905,675	883,757
Less:
Net deferred loan fees	433	206
Premium on purchased loans, net	(4,742)	(4,514)
Allowance for loan losses	10,830	9,628
Loans receivable, net	$899,154	$878,437

The following table represents nonperforming assets at the dates indicated.

	March 31, 2020	December 31, 2019
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$467	$698
Multi-family	297	—
Commercial real estate	106	109
Construction and land	28	29

Total real estate loans	898	836

Consumer loans:
Home equity	133	112
Other	709	848

Total consumer loans	842	960

Commercial business	—	—

Total nonperforming loans	1,740	1,796

Real estate owned:
Land	62	62

Total real estate owned	62	62

Repossessed assets	422	92

Total nonperforming assets	$2,224	$1,950

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%

Total investment securities increased $1.9 million, or 0.6%, to $317.5 million at March 31, 2020, from $315.6 million at December 31, 2019, due to a net increase of purchases and sales of certain securities, and normal repayment and prepayment activity, which were partially offset by a decrease in the market value of the portfolio. As of March 31, 2020, corporate collateralized loan obligations and agency student loan market values decreased by $10.5 million. We believe the impact to the valuations on these securities is temporary and was driven by market liquidity disruptions related to the COVID-19 pandemic. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $154.3 million at March 31, 2020, or 48.6% of the investment securities portfolio, a decrease during the year of $14.2 million, or 8.4%, from $168.5 million at December 31, 2019. Other investment securities, including municipal bonds and other asset-backed securities, were $163.3 million at March 31, 2020, or 51.4% of the investment securities portfolio, an increase of $16.2 million from $147.1 million at December 31, 2019. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.3 years as of March 31, 2020, and 5.0 years as of December 31, 2019, and had an estimated average repricing term of 3.6 years as of March 31, 2020, and 3.7 years as of December 31, 2019, based on the interest rate environment at those times.

The investment portfolio was comprised of 77.9% in amortizing securities at March 31, 2020 and 81.8% at December 31, 2019. As a result, the projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is affected by prevailing mortgage interest rates. Management maintains a focus on improving the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $99.3 million to $1.23 billion at March 31, 2020, from $1.13 billion at December 31, 2019, primarily due to an increase in borrowings of $37.1 million and an increase in deposit account balances of $62.3 million.

Deposit balances increased 6.2%, to $1.1 billion at March 31, 2020, from $1.0 billion at December 31, 2019. There was a $5.1 million increase in money market accounts offset by a $3.2 million decrease in savings accounts during the quarter. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds more effectively, reduce our reliance on public funds deposits, and become more selective when competing on rate. At March 31, 2020, we had $90.4 million in brokered CDs included in our balance of certificates of deposit.

Equity. Total shareholders' equity decreased $9.7 million during the year to $167.2 million at March 31, 2020. The decrease was due to the decline in the value of our available-for-sale securities portfolio, which resulted in a $6.7 million decrease in our accumulated other comprehensive loss, net of tax, as well as a $3.8 million in repurchases of shares of common stock during the quarter. The decrease was partially offset by net income of $873,000 in net income.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

General. Net income decreased $1.3 million, or 60.4%, to $873,000 for the three months ended March 31, 2020, compared to net income of $2.2 million for the three months ended March 31, 2019. The decrease is mainly due to a combination of a decrease in net interest income, higher operating expenses, and a larger loan loss provision in the current period compared to the same period one year ago.

Net Interest Income. Net interest income decreased $193,000 to $9.4 million for the three months ended March 31, 2020. The yield on average interest-earning assets decreased twenty-two basis points to 3.97% for the three months ended March 31, 2020, compared to 4.19% for the same period in the prior year. This was due to a decrease in market interest rates and a decrease in the ratio of total loans to assets in the current period compared to one year ago.

The average cost of interest-bearing liabilities decreased 14 basis points to 1.11% for the three months ended March 31, 2020, compared to 1.25% for the same period last year, due primarily to a decrease in market deposit and borrowing rates. This was partially due to the prepayment of higher costing FHLB borrowings in the fourth quarter of 2019 and first quarter of 2020. As a result, our average cost of FHLB borrowings decreased to 2.18% in the first quarter of 2020 compared to 2.95% for the same period one year prior.

Due to the average yield on interest-earning assets decreasing at a faster pace than our interest-bearing liabilities, the net interest margin decreased eleven basis points to 3.11% for the three months ended March 31, 2020, from 3.22% for the same period in 2019. For additional information, see Rate/Volume Analysis contained in Item 2 of this Form 10-Q.

Interest Income. Total interest income decreased $535,000, or 4.3%, to $12.0 million for the three months ended March 31, 2020, from $12.5 million for the comparable period in 2019. Interest and fees on loans receivable decreased $256,000, to $9.8 million for the three months ended March 31, 2020, from $10.1 million for the three months ended March 31, 2019, due primarily to a decrease in the yield on loans and securities. Average loan yields decreased 12 basis points to 4.52% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Interest income on investment securities increased $59,000 to $1.1 million for the three months ended March 31, 2020, compared to $1.0 million for the three months ended March 31, 2019, due to a $29.6 million increase in average balance partially offset by a 51 basis point decrease in average yield. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended March 31, 2020 decreased $298,000, or 23.7%, compared to the three months ended March 31, 2019, the result of a decrease of $22.0 million in the average balance and a 37 basis point decrease in the average yield in the 2020 period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2020		2019		Increase (Decrease) in Interest Income
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield
	(Dollars in thousands)
Loans receivable, net	$870,739	4.52%	$870,901	4.64%	$(256)
Investment securities	149,954	2.85	120,350	3.36	59
Mortgage-backed securities	161,666	2.37	183,716	2.74	(298)
FHLB stock	4,707	3.99	6,844	5.14	(41)
Interest-bearing deposits in banks	21,248	1.28	11,873	2.26	1
Total interest-earning assets	$1,208,314	3.97	$1,193,684	4.19	$(535)

Interest Expense. Total interest expense decreased $342,000, or 11.7%, to $2.6 million for the three months ended March 31, 2020, compared to $2.9 million for the three months ended March 31, 2019, mainly due to an 11.1% increase in deposit costs, which was offset by a 56.2% decrease in borrowing costs. Interest expense on deposits increased for the three months ended March 31, 2020, due to increased balances and a reallocation of non-maturity deposits into higher-yielding accounts. The average balance of interest-bearing deposits increased $54.5 million, or 6.9%, to $849.2 million for the three months ended March 31, 2020, from $794.7 million for the three months ended March 31, 2019, as we continued to target deposit growth in new and existing market areas. During the three months ended March 31, 2020, the average balance of savings accounts increased $12.2 million and the related weighted-average cost remained flat, compared to the same period in 2019. The average balance of certificates of deposit balances grew $57.5 million and the weighed-average cost increased by 14 basis points, mainly as a result of the utilization of brokered CDs. During the three months ended March 31, 2020, the average balance of money market accounts decreased $15.4 million compared to the same period in the prior year, as customers moved money into higher-yielding certificates of deposit and savings accounts at First Federal. The average cost of deposits increased by 4 basis points to 1.01% for the three months ended March 31, 2020, from 0.97% for the three months ended March 31, 2019. Borrowing costs decreased due to a decrease in balances and the average rate paid during the most recent quarter compared to the same period in 2019. We prepaid $25.0 million in FHLB advances during the most recent quarter that had an average rate of 3.81%, which better positions us to align our funding costs more closely with earning asset yields going forward. The prepayment penalty for this transaction was $210,000.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2020		2019		Increase (Decrease) in Interest Expense
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate
	(Dollars in thousands)
Savings accounts	$165,911	0.82%	$153,689	0.82%	$24
Transaction accounts	114,970	0.07	114,801	0.13	(17)
Money market accounts	252,537	0.56	267,947	0.48	36
Certificates of deposit	315,778	1.80	258,272	1.94	171
Borrowings	79,659	2.18	134,447	2.95	(556)
Total interest-bearing liabilities	$928,855	1.11	$929,156	1.25	$(342)

Provision for Loan Losses. There was a provision for loan losses of $1.3 million during the three months ended March 31, 2020, compared to a $335,000 provision for loan losses for the three months ended March 31, 2019. This was mainly due to an increase to the economic qualitative factor resulting from the uncertainty surrounding COVID-19 and its economic impact.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Provision for loan losses	$1,266	$335
Net charge-offs	(64)	(109)
Allowance for loan losses	10,830	9,759
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	1,740	1,606
Allowance for loan losses as a percentage of nonaccrual loans at end of period	622.4%	607.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Total loans	$905,675	$888,926

Noninterest Income. Noninterest income increased $1.1 million, or 85.3%, to $2.3 million for the three months ended March 31, 2020, from $1.3 million for the three months ended March 31, 2019, primarily due to the gain on sale of investment securities of $605,000, the net gain on sale of loans, and an increase in the cash surrender value of bank owned life insurance.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$881	$905	$(24)	(2.7)%
Mortgage servicing fees, net of amortization	15	45	(30)	(66.7)
Net gain on sale of loans	383	87	296	340.2
Net gain (loss) on sale of investment securities	605	—	605	100.0
Increase in cash surrender value of bank-owned life insurance	328	143	185	129.4
Other income	106	71	35	49.3
Total noninterest income	$2,318	$1,251	$1,067	85.3%

Noninterest Expense. Noninterest expense increased $1.6 million or 20.3% during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to a 17.2% increase in compensation and benefits as we hired additional bankers, a 90.2% increase to advertising expense, and a one-time FHLB prepayment penalty of $210,000.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,361	$4,573	$788	17.2%
Data processing	690	631	59	9.4
Occupancy and equipment	1,351	1,108	243	21.9
Supplies, postage, and telephone	211	228	(17)	(7.5)
Regulatory assessments and state taxes	174	169	5	3.0
Advertising	272	143	129	90.2
Professional fees	400	298	102	34.2
FDIC insurance premium	—	77	(77)	(100.0)
FHLB prepayment penalty	210	—	210	100.0
Other	713	573	140	24.4
Total	$9,382	$7,800	$1,582	20.3%

Provision for Income Tax. An income tax expense of $204,000 was recorded for the three months ended March 31, 2020, compared to $509,000 for the three months ended March 31, 2019, generally due to a decrease in income before taxes of $1.6 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost
The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest‑earning assets and interest expense on average interest‑bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest‑earning assets), and the ratio of average interest‑earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at March 31, 2020 and 2019. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	At March 31, 2020	Three Months Ended March 31,
		2020			2019
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1)	4.56%	$870,739	$9,836	4.52%	$870,901	$10,092	4.64%
Investment securities	3.32	149,954	1,069	2.85	120,350	1,010	3.36
Mortgage-backed securities	2.09	161,666	959	2.37	183,716	1,257	2.74
FHLB dividends	5.25	4,707	47	3.99	6,844	88	5.14
Interest-bearing deposits in banks	0.21	21,248	68	1.28	11,873	67	2.26
Total interest-earning assets (2)	3.80	1,208,314	11,979	3.97	1,193,684	12,514	4.19

Interest-bearing liabilities:
Savings accounts	0.72	$165,911	$340	0.82	$153,689	316	0.82
Transaction accounts	0.01	114,970	19	0.07	114,801	36	0.13
Money market accounts	0.48	252,537	356	0.56	267,947	320	0.48
Certificates of deposit	1.67	315,778	1,423	1.80	258,272	1,252	1.94
Total deposits	0.79	849,196	2,138	1.01	794,709	1,924	0.97
Borrowings	1.01	79,659	434	2.18	134,447	990	2.95
Total interest-bearing liabilities	0.82	928,855	2,572	1.11	929,156	2,914	1.25

Net interest income			$9,407			$9,600
Net interest rate spread	2.98			2.86			2.94
Net earning assets		$279,459			$264,528
Net interest margin (3)				3.11			3.22
Average interest-earning assets to average interest-bearing liabilities		130.1%			128.5%

(1) The average loans receivable, net balances include nonaccrual loans.
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

	Three Months Ended
	March 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest earning assets:
Loans receivable, net	$(2)	$(254)	$(256)
Investments	100	(339)	(239)
FHLB stock	(27)	(14)	(41)
Other(1)	53	(52)	1
Total interest-earning assets	$124	$(659)	$(535)

Interest-bearing liabilities:
Savings accounts	$24	$—	$24
Interest-bearing transaction accounts	—	(17)	(17)
Money market accounts	(17)	53	36
Certificates of deposit	281	(110)	171
Borrowings	(403)	(153)	(556)
Total interest-bearing liabilities	$(115)	$(227)	$(342)

Net change in interest income	$239	$(432)	$(193)

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities
In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2020 and the year ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2020, our scheduled maturities of contractual obligations were as follows:

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Balance
	(In thousands)

Certificates of deposit	$289,742	$53,987	$14,948	$—	$358,677
FHLB advances	100,021	20,000	30,000	—	150,021
Operating leases	356	584	543	2,085	3,568
Borrower taxes and insurance	443	—	—	—	443
Deferred compensation	152	362	49	261	824
Total contractual obligations	$390,714	$74,933	$45,540	$2,346	$513,533

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2020:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$630	$—	$—	$—	$630
Unfunded commitments under lines of credit or existing loans	27,833	20,346	—	62,448	110,627
Standby letters of credit	182	—	—	—	182
Total commitments	$28,645	$20,346	$—	$62,448	$111,439

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and cash equivalents totaled $107.2 million, and unpledged securities classified as available-for-sale with a market value of $212.8 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $150.0 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $50.9 million were pledged as of March 31, 2020.

At March 31, 2020, we had $630,000 in loan commitments outstanding, $110.8 million in undisbursed loans and standby letters of credit, including $69.7 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of March 31, 2020 totaled $289.7 million, or 80.8% of certificates of deposit with a weighted-average rate of 1.60%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as interest rates have dropped. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will afford us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $14.0 million.

Capital Resources
At March 31, 2020, shareholders' equity totaled $167.2 million, or 12.0% of total assets. Our book value per share of common stock was $16.02 at March 31, 2020, compared to $16.48 at December 31, 2019.

At March 31, 2020, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at March 31, 2020.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$149,708	11.8%	$50,968	4.0%	$63,710	5.0%
Common equity tier I (to risk-weighted assets)	149,708	16.8	40,064	4.5	57,871	6.5
Tier I risk-based capital (to risk-weighted assets)	149,708	16.8	53,419	6.0	71,225	8.0
Total risk-based capital (to risk-weighted assets)	160,800	18.1	71,225	8.0	89,032	10.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The disclosures below supplement the risk factors previously disclosed under Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2019.

The effects of the COVID-19 pandemic could adversely affect our customers future results of operations and/or the market price of our stock.

The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock and stocks in general

The Company continues to manage through uncertainties and complexities created by the pandemic. As an essential business, our employees have been able to work safely in our branch locations and over 70% of our workforce has the ability to work from home. However, the economic downturn in local markets we serve could result in increased credit risk associated with the loan portfolio as customers are unable to repay loans and meet their obligations, as well as adversely impact our earnings. We believe our strong capital position will be important in managing through the unknown impact of the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) The following table summarizes common stock repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2020 - January 31, 2020	30,509	$17.17	30,509	(5,300)
February 1, 2020 - February 29, 2020	61,200	16.61	61,200	(66,500)
March 1, 2020 - March 31, 2020	196,567	11.65	196,567	(263,067)
Total	288,276	$13.29	288,276
(1) On September 26, 2017, the Board of Directors authorized the repurchase of up to 1,166,659 shares, or approximately 10% of its shares of common stock issued and outstanding as of September 18, 2017. The repurchase program permits shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. As of March 31, 2020, a total of 1,166,659 shares, or 100.0% percent of the shares authorized in the September 2017 stock repurchase plan, have been purchased at an average cost of $16.24 per share. There are no remaining shares available for future purchases.

On December 5, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 535,097 shares of its common stock, or approximately 5% of its shares of common stock issued and outstanding as of December 2, 2019. As of March 31, 2020, a total of 263,067 shares, or 49.2% percent of the shares authorized in the December 2019 stock repurchase plan, have been purchased at an average cost of $12.90 per share, leaving 272,030 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

First Northwest Bancorp 2020 Equity Incentive Plan

On May 5, 2020, the shareholders of the Company approved the adoption of the First Northwest Bancorp 2020 Equity Incentive Plan (the "2020 Plan"). The 2020 Plan replaces the Company's 2015 Equity Incentive Plan. Under the 2020 Plan, the Company may grant awards of stock options, stock appreciation rights, restricted awards and performance share awards to the Company's employees and non-employee directors. The Company may grant stock-based awards for up to 520,000 shares of the Company's common stock under the 2020 Plan.

For more details regarding the 2020 Plan, please see the Company's Proxy Statement filed with the Securities and Exchange Commission under cover of Schedule 14A on March 20, 2020, under the caption "Proposal 2 – Approval of First Northwest Bancorp 2020 Equity Incentive Plan." The above description of the 2020 Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2020 Plan, which is attached to this report as Exhibit 10.2 and is incorporated herein by reference.

COVID-19 Legislation and Regulation.

Governments at all levels are rapidly taking steps to address and remediate the COVID-19 emergency.  On March 27, 2020, the President signed into law the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes many provisions that will impact us and our customers.  For example, the CARES Act includes $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program” of the U.S. Small Business Administration and an additional $500 billion for the U.S. Department of Treasury to make loans to distressed American businesses.  The various banking agencies have strongly encouraged banks to work with borrowers impacted by COVID-19, and the CARES Act authorizes banks to elect to suspend GAAP for certain loan modifications that would otherwise be classified as a troubled debt restructure (which, in part, allows banks to provide immediate relief to their impacted borrowers).  To ease the financial impacts of COVID-19, these agencies have further encouraged banks to consider offering responsible small-dollar loans to their consumers and small businesses affected by the pandemic.

The CARES Act also provides for direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans, subject to certain income thresholds.  These economic impact payments will typically range from $1,200 to $3,400 and are designed to provide a level of financial relief to those most impacted by COVID-19.  We anticipate that many of our customers will receive these economic impact payments, which the IRS intends to distribute via direct deposit to their accounts or by mailing paper checks.  Overall, the legislative and regulatory landscape surrounding COVID-19 is rapidly changing, and we cannot predict with certainty the impact it will have on our operations or business.

The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, leaving many pending loan applications in limbo as Congress negotiated additional funding.  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing.  In part, the bill includes an additional $320 billion to make new loans under the Paycheck Protection Program, set aside $30 billion of the loans for banks and credit unions with $10 billion to $50 billion in assets, and set aside another $30 billion for even smaller institutions.  The bill also includes $60 billion in loans and grants under the Economic Industry Disaster Loan program and makes farms and ranches eligible for loans.  The SBA resumed accepting applications under the Paycheck Protection Program on April 27, 2020.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date	SEC File No.
10.1*	Form of Executive Employment Agreement with Geraldine Bullard and Randall T. Riffle		10-K	10.4	3/15/2019
10.2*	First Northwest Bancorp 2020 Equity Incentive Plan	X
10.3*	First Federal Fiscal 2020 Cash Incentive Plan	X
10.4*	Form of First Federal Fiscal 2020 Cash Incentive Plan Participation Agreement	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 11, 2020	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)