Form 10-Q
period 2020-06-30
First Northwest Bancorp
filed 2020-08-10
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2020, there were 10,302,737 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS

Cash and due from banks	$16,346	$13,519
Interest-bearing deposits in banks	33,242	35,220
Investment securities available for sale, at fair value	364,273	315,580
Loans held for sale	3,111	503
Loans receivable (net of allowance for loan losses of $12,109 and $9,628)	986,351	878,437
Federal Home Loan Bank (FHLB) stock, at cost	6,074	6,034
Accrued interest receivable	5,360	3,931
Premises and equipment, net	14,188	14,342
Mortgage servicing rights, net	1,098	871
Bank-owned life insurance, net	37,482	30,027
Prepaid expenses and other assets	11,334	8,872

Total assets	$1,478,859	$1,307,336

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,170,325	$1,001,645
Borrowings	112,379	112,930
Accrued interest payable	253	373
Accrued expenses and other liabilities	18,184	14,392
Advances from borrowers for taxes and insurance	1,403	1,145

Total liabilities	1,302,544	1,130,485

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,432,963 shares at June 30, 2020, and 10,731,639 shares at December 31, 2019	103	107
Additional paid-in capital	98,421	102,017
Retained earnings	86,633	86,156
Accumulated other comprehensive income (loss), net of tax	717	(1,539)
Unearned employee stock ownership plan (ESOP) shares	(9,559)	(9,890)

Total shareholders' equity	176,315	176,851

Total liabilities and shareholders' equity	$1,478,859	$1,307,336

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans receivable	$10,236	$10,473	$20,072	$20,565
Interest on mortgage-backed securities	740	1,192	1,699	2,449
Interest on investment securities	1,316	969	2,385	1,979
Interest on deposits and other	8	58	76	125
FHLB dividends	55	88	102	176

Total interest income	12,355	12,780	24,334	25,294
INTEREST EXPENSE
Deposits	2,041	2,068	4,179	3,992
Borrowings	201	1,036	635	2,026

Total interest expense	2,242	3,104	4,814	6,018

Net interest income	10,113	9,676	19,520	19,276
PROVISION FOR LOAN LOSSES	1,500	255	2,766	590

Net interest income after provision for loan losses	8,613	9,421	16,754	18,686
NONINTEREST INCOME
Loan and deposit service fees	765	995	1,646	1,900
Mortgage servicing fees, net of amortization	(172)	54	(157)	99
Net gain on sale of loans	2,001	88	2,384	175
Net gain on sale of investment securities	661	57	1,266	57
Increase in cash surrender value of bank-owned life insurance	627	145	955	288
Other income	227	84	333	155

Total noninterest income	4,109	1,423	6,427	2,674

NONINTEREST EXPENSE
Compensation and benefits	5,966	4,753	11,327	9,326
Data processing	769	667	1,459	1,298
Occupancy and equipment	1,345	1,140	2,696	2,248
Supplies, postage, and telephone	284	242	495	470
Regulatory assessments and state taxes	223	195	397	364
Advertising	377	229	649	372
Professional fees	354	331	754	629
FDIC insurance premium	70	77	70	154
FHLB prepayment penalty	—	—	210	—
Other expense	894	638	1,607	1,211

Total noninterest expense	10,282	8,272	19,664	16,072

INCOME BEFORE PROVISION FOR INCOME TAXES	2,440	2,572	3,517	5,288

PROVISION FOR INCOME TAXES	464	493	668	1,002

NET INCOME	$1,976	$2,079	$2,849	$4,286

Basic and diluted earnings per common share	$0.21	$0.21	$0.30	$0.43

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET INCOME	$1,976	$2,079	$2,849	$4,286

Other comprehensive income:
Unrealized holding gains arising during the period	12,018	2,313	4,121	4,343
Income tax provision related to unrealized holding gains	(2,523)	(487)	(865)	(914)
Reclassification adjustment for gains on sales of securities realized in income	(661)	(57)	(1,266)	(57)
Income tax provision related to reclassification adjustment on sales of securities	139	12	266	12

Other comprehensive income, net of tax	8,973	1,781	2,256	3,384

COMPREHENSIVE INCOME	$10,949	$3,860	$5,105	$7,670

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2020 and 2019

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss)	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income, Net of Tax	Equity

BALANCE, March 31, 2019	10,992,181	$110	$104,374	$82,436	$(10,385)	$(3,128)	$173,407

Net income				2,079			2,079
Common stock repurchased	(63,000)	(1)	(628)	(392)			(1,021)
Restricted stock award forfeitures	(4,000)	—	—				—
Other comprehensive income, net of tax						1,781	1,781
Share-based compensation			270				270
ESOP shares committed to be released			48		165		213
Cash dividends declared and paid ($0.03 per share)				(328)			(328)

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

BALANCE, March 31, 2020	10,432,963	$104	$99,479	$85,549	$(9,725)	$(8,256)	$167,151

Net income				1,976			1,976
Common stock repurchased	(130,237)	(1)	(1,301)	(370)			(1,672)
Restricted stock award forfeitures net of grants	23,500	—	—				—
Other comprehensive income, net of tax						8,973	8,973
Share-based compensation			251				251
ESOP shares committed to be released			(8)		166		158
Cash dividends declared and paid ($0.05 per share)				(522)			(522)

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$176,315

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss)	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income, Net of Tax	Equity

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				4,286			4,286
Common stock repurchased	(240,837)	(3)	(2,405)	(1,439)			(3,847)
Restricted stock award forfeitures	(4,000)	—	—				—
Other comprehensive income, net of tax						3,384	3,384
Share-based compensation			553				553
ESOP shares committed to be released			91		329		420
Cash dividends declared and paid ($0.06 per share)				(659)			(659)

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

Net income				2,849			2,849
Common stock repurchased	(418,513)	(4)	(4,181)	(1,317)			(5,502)
Restricted stock award grants net of forfeitures	13,100	—	—				—
Other comprehensive income, net of tax						2,256	2,256
Share-based compensation			555				555
ESOP shares committed to be released			30		331		361
Cash dividends declared and paid ($0.10 per share)				(1,055)			(1,055)

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$176,315

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,849	$4,286
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	675	667
Amortization and accretion of premiums and discounts on investments, net	954	920
(Accretion) amortization of deferred loan fees, net	(767)	486
Amortization of mortgage servicing rights, net	347	119
Additions to mortgage servicing rights, net	(574)	(27)
Net increase (decrease) on the valuation allowance on mortgage servicing rights	—	(3)
Provision for loan losses	2,766	590
Allocation of ESOP shares	361	420
Share-based compensation	555	553
Gain on sale of loans, net	(2,384)	(175)
Gain on sale of securities available for sale, net	(1,266)	(57)
Increase in cash surrender value of life insurance, net	(955)	(288)
Origination of loans held for sale	(79,472)	(10,432)
Proceeds from loans held for sale	79,248	8,091
Change in assets and liabilities:
Increase in accrued interest receivable	(1,429)	(46)
Increase in prepaid expenses and other assets	(2,659)	(3,606)
Decrease in accrued interest payable	(120)	(132)
Increase in accrued expenses and other liabilities	3,792	6,996

Net cash from operating activities	1,921	8,362

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(166,253)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	26,296	12,860
Proceeds from sales of securities available for sale	94,432	3,558
Proceeds from maturities, calls, and principal repayments of securities held to maturity	—	5,433
(Purchase) redemption of FHLB stock	(40)	154
Purchase of bank-owned life insurance	(6,500)	—
Net increase in loans receivable	(110,316)	(11,182)
Purchase of premises and equipment, net	(521)	(131)

Net cash from investing activities	(162,902)	10,692

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$168,680	$(6,995)
Proceeds from long-term FHLB advances	30,000	—
Repayment of long-term FHLB advances	(30,000)	—
Net decrease in short-term FHLB advances	(551)	(5,215)
Net increase in advances from borrowers for taxes and insurance	258	161
Dividends paid	(1,055)	(659)
Repurchase of common stock	(5,502)	(3,847)

Net cash from financing activities	161,830	(16,555)

NET INCREASE IN CASH AND CASH EQUIVALENTS	849	2,499

CASH AND CASH EQUIVALENTS, beginning of period	48,739	26,323

CASH AND CASH EQUIVALENTS, end of period	$49,588	$28,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,933	$6,151
Income taxes	$—	$990

NONCASH INVESTING ACTIVITIES
Unrealized gain on securities available for sale	$2,855	$4,286
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$403	$160
Lease liabilities arising from obtaining right-of-use assets	$902	$—

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for future periods.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at June 30, 2020 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$104,641	$3,337	$(368)	$107,610
U.S. government agency issued asset-backed securities (ABS agency)	63,220	662	(3,063)	60,819
Corporate issued asset-backed securities (ABS corporate)	41,695	—	(1,891)	39,804
Corporate issued debt securities (Corporate debt)	22,486	134	(192)	22,428
U.S. Small Business Administration securities (SBA)	23,338	221	(12)	23,547
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	100,113	2,578	(44)	102,647
Corporate issued mortgage-backed securities (MBS corporate)	7,873	4	(459)	7,418

Total securities available for sale	$363,366	$6,936	$(6,029)	$364,273

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2019, are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$39,524	$125	$(367)	$39,282
ABS agency	29,796	—	(938)	28,858
ABS corporate	41,728	—	(873)	40,855
Corporate debt	9,986	—	(343)	9,643
SBA	28,423	72	(36)	28,459
Mortgage-backed securities:
MBS agency	159,697	811	(341)	160,167
MBS corporate	8,374	—	(58)	8,316

Total securities available for sale	$317,528	$1,008	$(2,956)	$315,580

There were no securities classified as held-to-maturity at  June 30, 2020 and  December 31, 2019.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2020:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(368)	$14,515	$—	$—	$(368)	$14,515
ABS agency	(318)	8,086	(2,745)	23,025	(3,063)	31,111
ABS corporate	(93)	3,787	(1,798)	36,017	(1,891)	39,804
Corporate debt	(3)	997	(189)	4,811	(192)	5,808
SBA	—	—	(12)	4,020	(12)	4,020
Mortgage-backed securities:
MBS agency	(44)	13,994	—	7	(44)	14,001
MBS corporate	(37)	2,215	(422)	3,750	(459)	5,965

Total available for sale	$(863)	$43,594	$(5,166)	$71,630	$(6,029)	$115,224

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2020 and December 31, 2019, there were 33 and 62 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and six months ended June 30, 2020 and 2019.

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

	June 30, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	8,574	8,791
Due after five through ten years	218	219
Due after ten years	99,194	101,055

Total mortgage-backed securities	107,986	110,065

All other investment securities:
Due within one year	—	—
Due after one through five years	3,034	3,112
Due after five through ten years	54,171	52,943
Due after ten years	198,175	198,153

Total all other investment securities	255,380	254,208

Total investment securities	$363,366	$364,273

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	13,360	13,391
Due after five through ten years	6,261	6,257
Due after ten years	148,450	148,835

Total mortgage-backed securities	168,071	168,483

All other investment securities:
Due within one year	—	—
Due after one through five years	2,043	2,084
Due after five through ten years	58,460	57,680
Due after ten years	88,954	87,333

Total all other investment securities	149,457	147,097

Total investment securities	$317,528	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Proceeds from sales	$54,359	$3,558	$94,432	$3,558
Gross realized gains	867	57	1,504	57
Gross realized losses	(206)	—	(238)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Real Estate:
One-to-four family	$325,349	$306,014
Multi-family	103,279	96,098
Commercial real estate	267,233	255,722
Construction and land	58,153	37,187
Total real estate loans	754,014	695,021

Consumer:
Home equity	33,696	35,046
Auto and other consumer	109,214	112,119
Total consumer loans	142,910	147,165

Commercial business loans	99,477	41,571

Total loans	996,401	883,757

Less:
Net deferred loan fees	1,842	206
Premium on purchased loans, net	(3,901)	(4,514)
Allowance for loan losses	12,109	9,628

Total loans receivable, net	$986,351	$878,437

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,396	$923	$2,722	$592	$449	$2,317	$250	$181	$10,830
Provision for (recapture of) loan losses	383	205	299	146	(20)	157	213	117	1,500
Charge-offs	—	—	—	—	—	(240)	—	—	(240)
Recoveries	1	—	—	—	—	18	—	—	19
Ending balance	$3,780	$1,128	$3,021	$738	$429	$2,252	$463	$298	$12,109

	At or For the Six Months Ended June 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	702	240	778	337	(26)	333	255	147	2,766
Charge-offs	—	—	—	—	—	(374)	—	—	(374)
Recoveries	54	—	—	2	1	32	—	—	89
Ending balance	$3,780	$1,128	$3,021	$738	$429	$2,252	$463	$298	$12,109

	At June 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,780	$1,128	$3,021	$738	$429	$2,252	$463	$298	$12,109
General reserve	3,734	1,128	3,021	737	421	2,096	463	298	11,898
Specific reserve	46	—	—	1	8	156	—	—	211

Total loans	$325,349	$103,279	$267,233	$58,153	$33,696	$109,214	$99,477	$—	$996,401
Loans collectively evaluated (1)	321,575	102,982	266,076	58,016	33,402	108,318	99,170	—	989,539
Loans individually evaluated (2)	3,774	297	1,157	137	294	896	307	—	6,862

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended June 30, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,441	$769	$2,337	$700	$467	$1,678	$191	$176	$9,759
(Recapture of) provision for loan losses	(25)	(118)	20	11	(22)	416	(20)	(7)	255
Charge-offs	—	—	—	—	—	(362)	—	—	(362)
Recoveries	1	—	—	—	20	58	—	—	79
Ending balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731

	At or For the Six Months Ended June 30, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for (recapture of) loan losses	117	(111)	68	126	(36)	593	(161)	(6)	590
Charge-offs	—	—	—	—	—	(548)	(4)	—	(552)
Recoveries	3	—	—	—	21	134	2	—	160
Ending balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731

	At December 31, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
General reserve	2,993	887	2,235	399	439	2,119	203	151	9,426
Specific reserve	31	1	8	—	15	142	5	—	202

Total loans	$306,014	$96,098	$255,722	$37,187	$35,046	$112,119	$41,571	$—	$883,757
Loans collectively evaluated (1)	303,026	95,991	253,839	37,158	34,775	111,271	41,308	—	877,368
Loans individually evaluated (2)	2,988	107	1,883	29	271	848	263	—	6,389

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$316	$344	$—	$297	$332	$—
Multi-family	297	297	—	—	—	—
Commercial real estate	1,157	1,311	—	1,240	1,320	—
Construction and land	110	142	—	—	33	—
Home equity	62	119	—	45	110	—
Auto and other consumer	—	270	—	251	548	—
Commercial business	307	307	—	—	—	—
Total	2,249	2,790	—	1,833	2,343	—

With an allowance recorded:
One-to-four family	$3,458	$3,669	$46	2,691	2,911	31
Multi-family	—	—	—	107	107	1
Commercial real estate	—	—	—	643	643	8
Construction and land	27	27	1	29	29	—
Home equity	232	292	8	226	286	15
Auto and other consumer	896	1,174	156	597	690	142
Commercial business	—	—	—	263	263	5
Total	4,613	5,162	211	4,556	4,929	202

Total impaired loans:
One-to-four family	3,774	4,013	46	2,988	3,243	31
Multi-family	297	297	—	107	107	1
Commercial real estate	1,157	1,311	—	1,883	1,963	8
Construction and land	137	169	1	29	62	—
Home equity	294	411	8	271	396	15
Auto and other consumer	896	1,444	156	848	1,238	142
Commercial business	307	307	—	263	263	5
Total	$6,862	$7,952	$211	$6,389	$7,272	$202

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
With no allowance recorded:
One-to-four family	$153	$9	$130	$9
Multi-family	198	—	148	—
Commercial real estate	1,205	—	1,218	15
Construction and land	36	—	18	—
Home equity	48	1	46	—
Auto and other consumer	—	12	—	14
Commercial business	102	—	51	—
Total	1,742	22	1,611	38

With an allowance recorded:
One-to-four family	2,932	71	2,804	112
Multi-family	170	—	237	—
Commercial real estate	429	—	536	—
Construction and land	28	2	28	2
Home equity	246	5	247	10
Auto and other consumer	765	20	727	29
Commercial business	175	—	219	—
Total	4,745	98	4,798	153

Total impaired loans:
One-to-four family	3,085	80	2,934	121
Multi-family	368	—	385	—
Commercial real estate	1,634	—	1,754	15
Construction and land	64	2	46	2
Home equity	294	6	293	10
Auto and other consumer	765	32	727	43
Commercial business	277	—	270	—
Total	$6,487	$120	$6,409	$191

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2020, was $56,000 and $126,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
With no allowance recorded:
One-to-four family	$189	$3	$246	$5
Commercial real estate	1,278	13	1,288	25
Home equity	55	9	190	17
Auto and other consumer	—	9	—	11
Total	1,522	34	1,724	58

With an allowance recorded:
One-to-four family	2,827	69	2,829	112
Multi-family	109	1	110	3
Commercial real estate	658	8	660	15
Construction and land	66	3	59	3
Home equity	307	8	303	13
Auto and other consumer	311	6	287	9
Commercial business	302	5	315	10
Total	4,580	100	4,563	165

Total impaired loans:
One-to-four family	3,016	72	3,075	117
Multi-family	109	1	110	3
Commercial real estate	1,936	21	1,948	40
Construction and land	66	3	59	3
Home equity	362	17	493	30
Auto and other consumer	311	15	287	20
Commercial business	302	5	315	10
Total	$6,102	$134	$6,287	$223

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2019, was $94,000 and $183,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
One-to-four family	$1,543	$698
Multi-family	297	—
Commercial real estate	35	109
Construction and land	137	29
Home equity	140	112
Auto and other consumer	896	848
Commercial business	308	—

Total nonaccrual loans	$3,356	$1,796

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2020 and December 31, 2019.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2020:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,594	$1,127	$444	$3,165	$322,184	$325,349
Multi-family	—	—	297	297	102,982	103,279
Commercial real estate	—	76	—	76	267,157	267,233
Construction and land	—	—	—	—	58,153	58,153
Total real estate loans	1,594	1,203	741	3,538	750,476	754,014

Consumer:
Home equity	78	—	36	114	33,582	33,696
Auto and other consumer	772	520	566	1,858	107,356	109,214
Total consumer loans	850	520	602	1,972	140,938	142,910

Commercial business loans	—	—	307	307	99,170	99,477

Total loans	$2,444	$1,723	$1,650	$5,817	$990,584	$996,401

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2019:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$928	$92	$116	$1,136	$304,878	$306,014
Multi-family	—	—	—	—	96,098	96,098
Commercial real estate	—	—	—	—	255,722	255,722
Construction and land	38	—	—	38	37,149	37,187
Total real estate loans	966	92	116	1,174	693,847	695,021

Consumer:
Home equity	299	24	—	323	34,723	35,046
Auto and other consumer	1,423	370	614	2,407	109,712	112,119
Total consumer loans	1,722	394	614	2,730	144,435	147,165

Commercial business loans	—	115	—	115	41,456	41,571

Total loans	$2,688	$601	$730	$4,019	$879,738	$883,757

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  June 30, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$318,430	$4,197	$1,813	$909	$325,349
Multi-family	102,982	—	—	297	103,279
Commercial real estate	256,775	7,117	2,133	1,208	267,233
Construction and land	45,547	12,384	74	148	58,153
Total real estate loans	723,734	23,698	4,020	2,562	754,014

Consumer:
Home equity	32,724	697	126	149	33,696
Auto and other consumer	103,857	2,654	1,776	927	109,214
Total consumer loans	136,581	3,351	1,902	1,076	142,910

Commercial business loans	97,960	51	—	1,466	99,477

Total loans	$958,275	$27,100	$5,922	$5,104	$996,401

The following table represents the internally assigned grade as of December 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$301,312	$2,685	$1,148	$869	$306,014
Multi-family	95,694	—	107	297	96,098
Commercial real estate	251,531	97	2,800	1,294	255,722
Construction and land	35,897	1,184	77	29	37,187
Total real estate loans	684,434	3,966	4,132	2,489	695,021

Consumer:
Home equity	34,260	470	89	227	35,046
Auto and other consumer	107,327	3,243	594	955	112,119
Total consumer loans	141,587	3,713	683	1,182	147,165

Commercial business loans	39,653	376	263	1,279	41,571

Total loans	$865,674	$8,055	$5,078	$4,950	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of June 30, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,543	$323,806	$325,349
Multi-family	297	102,982	103,279
Commercial real estate	35	267,198	267,233
Construction and land	137	58,016	58,153

Consumer:
Home equity	140	33,556	33,696
Auto and other consumer	896	108,318	109,214

Commercial business	308	99,169	99,477

Total loans	$3,356	$993,045	$996,401

The following table represents the credit risk profile based on payment activity as of December 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$698	$305,316	$306,014
Multi-family	—	96,098	96,098
Commercial real estate	109	255,613	255,722
Construction and land	29	37,158	37,187

Consumer:
Home equity	112	34,934	35,046
Auto and other consumer	848	111,271	112,119

Commercial business	—	41,571	41,571

Total loans	$1,796	$881,961	$883,757

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020, ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of  June 30, 2020, the Company had approved COVID-19 pandemic related loan modifications for 297 loans aggregating to $128.4 million, or 12.9% of loans receivable. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table is a summary of information with respect to total COVID-19 loan modifications as of  June 30, 2020 (dollars in thousands):

	Count	Balance	Percent

Real Estate:
One-to-four family	38	$11,157	8.7%
Multi-family	8	25,150	19.6
Commercial real estate	37	70,800	55.1
Construction and land	13	6,939	5.4
Total real estate loans	96	114,046	88.8

Consumer:
Home equity	8	784	0.6
Auto and other consumer	182	9,620	7.5
Total consumer loans	190	10,404	8.1

Commercial business loans	11	3,970	3.1

Total loans	297	$128,420	100.0%

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Total TDR loans	$2,495	$3,544
Allowance for loan losses related to TDR loans	31	41
Total nonaccrual TDR loans	110	81

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three and six months ended June 30, 2020 or June 30, 2019.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during three and six months ended June 30, 2020.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three and six months ended June 30, 2019, by type of concession granted.

	Number	Rate	Term	Combination	Total
	of Contracts	Modification	Modification	Modification	Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$50	$—	$50

Post-modification outstanding recorded investment
One- to four-family	1	$—	$51	$—	$51

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2019.

	Number	Rate	Term	Combination	Total
	of Contracts	Modification	Modification	Modification	Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$48	$48

No additional funds were committed to be advanced in connection with impaired loans at June 30, 2020.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2020			December 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,231	$110	$2,341	$2,290	$81	$2,371
Multi-family	—	—	—	107	—	107
Commercial real estate	—	—	—	643	—	643
Home equity	154	—	154	160	—	160
Commercial business	—	—	—	263	—	263

Total TDR loans	$2,385	$110	$2,495	$3,463	$81	$3,544

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2020 and December 31, 2019, were $94.0 million and $93.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$ 175,749	0.53%	$ 168,983	0.86%
Transaction accounts	339,151	0.01%	276,496	0.03%
Money market accounts	330,261	0.44%	248,086	0.46%
Certificates of deposit	325,164	1.57%	308,080	1.85%

	$ 1,170,325	0.64%	$ 1,001,645	0.84%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Within one year or less	$240,053	$241,127
After one year through two years	60,814	42,274
After two years through three years	9,353	11,167
After three years through four years	8,540	6,593
After four years through five years	6,404	6,919
After five years	—	—

	$325,164	$308,080

Brokered certificates of deposits of $86.3 million and $51.6 million are included in the June 30, 2020 and December 31, 2019 certificate of deposits totals above, respectively.

Deposits at June 30, 2020 and December 31, 2019, included $76.9 million and $57.4 million, respectively, in public fund deposits. Investment securities with a carrying value of $43.2 million and $35.5 million were pledged as collateral for these deposits at June 30, 2020 and December 31, 2019, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Savings	$269	$372	$609	$688
Transaction accounts	4	36	23	72
Money market accounts	400	313	756	633
Certificates of deposit	1,368	1,347	2,791	2,599

	$2,041	$2,068	$4,179	$3,992

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

The effective tax rates were 18.9% and 18.9% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2020 and 2019 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except share data)		(In thousands, except share data)
Numerator:
Net income	$1,976	$2,079	$2,849	$4,286

Denominator:
Basic weighted average common shares outstanding	9,373,253	9,856,423	9,488,197	9,916,423
Dilutive restricted stock grants	34,870	100,664	40,011	90,907
Diluted weighted average common shares outstanding	9,408,123	9,957,087	9,528,208	10,007,330

Basic earnings per share	$0.21	$0.21	$0.30	$0.43

Diluted earnings per share	$0.21	$0.21	$0.30	$0.43

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of June 30, 2020 and 2019, there were 767,522 and 820,556 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were 35,508 and zero restricted stock award anti-dilutive weighted-average shares for the three months ended  June 30, 2020 and 2019 respectively. There were 28,111 and zero restricted stock award anti-dilutive weighted-average shares for the six months ended June 30, 2020 and 2019 respectively.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An annual principal and interest payment of $835,000 was made by the ESOP during the six months ended June 30, 2020.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation expense related to the ESOP for the three months ended  June 30, 2020 and 2019, was $109,000 and $120,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2020 and 2019, was $260,000 and $327,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Allocated shares	280,507	227,473
Committed to be released shares	—	26,514
Unallocated shares	767,522	794,042

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$9,533	$14,396

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At June 30, 2020, there were 520,000 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. At June 30, 2020, there were no shares available for grant under the 2015 EIP. At this date, there were 277,400 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the three and six months ended June 30, 2020, 27,500 and 62,600 shares of restricted stock were awarded, respectively, and no stock options were granted. There were no shares of restricted stock awarded during the three and six months ended June 30, 2019. Awarded shares of restricted stock vest ratably over five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over five years.

For the three months ended June 30, 2020 and 2019, total compensation expense for the 2015 EIP was $250,000 and $270,000, respectively. For the six months ended June 30, 2020 and 2019, total compensation expense for the 2015 EIP was $555,000 and $553,000, respectively.

Included in the above compensation expense for the three months ended June 30, 2020 and 2019, directors' compensation was $86,000 and $85,000, respectively. For the six months ended June 30, 2020 and 2019, directors' compensation was $171,000 and $170,000, respectively.

The following table provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2020	253,900	$15.05
Granted	27,500	11.23
Forfeited	(4,000)	14.61

Non-vested at June 30, 2020	277,400	$14.68

	For the Six Months Ended
	June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	264,300	$14.60
Granted	62,600	14.03
Forfeited	(49,500)	13.41

Non-vested at June 30, 2020	277,400	$14.68

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020, there was $3.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.42 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$107,610	$—	$107,610
ABS agency	—	60,819	—	60,819
ABS corporate	—	39,804	—	39,804
Corporate debt	—	22,428	—	22,428
SBA	—	23,547	—	23,547
MBS agency	—	102,647	—	102,647
MBS corporate	—	7,418	—	7,418
	$—	$364,273	$—	$364,273

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$39,282	$—	$39,282
ABS agency	—	28,858	—	28,858
ABS corporate	—	40,855	—	40,855
Corporate debt	—	9,643	—	9,643
SBA	—	28,459	—	28,459
MBS agency	—	160,167	—	160,167
MBS corporate	—	8,316	—	8,316
	$—	$315,580	$—	$315,580

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,862	$6,862

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,389	$6,389

At June 30, 2020 and December 31, 2019, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2020
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$16,346	$16,346	$16,346	$—	$—
Investment securities available for sale	364,273	364,273	—	364,273	—
Loans held for sale	3,111	3,111	—	3,111	—
Loans receivable, net	986,351	975,116	—	—	975,116
FHLB stock	6,074	6,074	—	6,074	—
Accrued interest receivable	5,360	5,360	—	5,360	—
Mortgage servicing rights, net	1,098	1,467	—	—	1,467

Financial liabilities
Demand deposits	$845,161	$845,161	$845,161	$—	$—
Time deposits	325,164	328,123	—	328,123	—
Borrowings	112,379	113,919	—	113,919	—
Accrued interest payable	253	253	—	253	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2019
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$48,739	$48,739	$48,739	$—	$—
Investment securities available for sale	315,580	315,580	—	315,580	—
Loans held for sale	503	503	—	503	—
Loans receivable, net	878,437	858,101	—	—	858,101
FHLB stock	6,034	6,034	—	6,034	—
Accrued interest receivable	3,931	3,931	—	3,931	—
Mortgage servicing rights, net	871	1,486	—	—	1,486

Financial liabilities
Demand deposits	$693,565	$693,565	$693,565	$—	$—
Time deposits	308,080	308,819	—	308,819	—
Borrowings	112,930	113,076	—	113,076	—
Accrued interest payable	373	373	—	373	—

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

Loans receivable, net - At June 30, 2020, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

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

General

First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its Seattle lending center and ten full-service branches. Our business and operating strategy is focused on building sustainable earnings through hiring experienced bankers, geographic expansion, and diversifying our loan product mix, expanding our deposit product offerings that deliver value-added solutions, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the lending and depository needs of Western Washington. While we have a concentration of first lien one- to four-family mortgage loans, we continue to increase our origination and portfolio balances of commercial real estate and multi-family real estate. We have also increased our auto and consumer loans, through indirect and purchased auto loan programs, in order to diversify our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to generate interest income. We offer consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, to provide additional funding and interest rate risk management tools.

First Northwest is affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by several factors, including interest rates paid on competing time deposits, alternative investment options available to our customers, account maturities, the number and quality of our deposit originators, digital delivery systems, marketing and promotion, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, our credit policies, the number and quality of our lenders and credit underwriters, digital delivery systems, and regional economic cycles.

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

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for losses inherent in our loan portfolio through our allowance for loan losses. As credit metrics improve, such as a loan's risk rating, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net income.

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

COVID-19 Pandemic. In late 2019 and early 2020, the COVID-19 pandemic manifested its impact on individuals, companies, and governmental entities around the world. It significantly impacted the global economy and created a challenging operating environment. As economic conditions deteriorated in mid-March 2020 as a result of the COVID-19 pandemic, we responded in several ways. Some of the key adjustments and developments include the following:

•	For our employees:
◦	Enhanced the ability of our employees to work remotely, adjusting branch operating hours and restricting lobby access in most cases.
◦

Provided significant support to employees by granting an increase in flexibility with paid leave, temporarily adjusting vacation policies, and increasing the cleaning of facilities to enable a safer environment for those employees that are not able to work from home.

◦	Increased compensation for hourly employees and providing additional compensation for exempt employees below the level of Senior Vice President.
•	For our customers and communities:
◦

Offering short-term loan payment and fee forbearance programs. Many borrowers requested and received temporary forbearance from obligations to assist them with the expected shortage in their near-term cash flow.

◦	Facilitating government programs like the Small Business Administration's Paycheck Protection Program ("SBA PPP") and Main Street Lending Program ("MSLP") established by the Federal Reserve.
◦	Investing in our communities. We plan to use a portion of the proceeds received from the SBA PPP loans and invest in the communities we serve.
•	For our shareholders and regulators:
◦	Maintained our capital ratios at strong levels and materially increased our provision for loan losses to $2.8 million for the first half of 2020, compared to $669,000 for all of 2019.
◦	Increasing on balance sheet liquidity, specifically Cash and Cash Equivalents increased by $849,000, a 1.7% increase over December 31, 2019. The investment portfolio, a secondary source of liquidity, increased by $48.7 million, or 16%, as well.

On March 23, 2020, the State of Washington announced the Stay Home, Stay Healthy order for all residents, resulting in the closing of businesses or a substantial reduction in business activity. Conditions have since improved in most of the counties within our footprint allowing many businesses to expand services or reopen under current guidelines. The sectors that continue to be most heavily impacted include hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments. At June 30, 2020, the Company’s exposure as a percent of the total loan portfolio to these industries was 5.1%, 0.2%, and 4.9%, respectively.

The Company has worked with loan customers on loan deferral and forbearance plans. As of June 30, 2020, the Company had granted payment deferral plans on 297 loans totaling $128.4 million compared to 23 loans totaling $1.4 million as of March 31, 2020. These modifications were not classified as TDRs at June 30, 2020, in accordance with the guidance of the CARES Act and related regulatory guidance. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 pandemic. For additional information on COVID-19 deferrals, see Note 3 of the Notes to Consolidated Financial Statements contained in "Item 1, Financial Statements."

During the quarter ended June 30, 2020, we provided assistance to many small businesses through the SBA's Paycheck Protection Program. This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extends the repayment start date until after the SBA makes a decision on the application for loan forgiveness.

We processed approximately $30.6 million of loans for 440 customers through the SBA PPP program as of June 30, 2020. The average loan amount approved was approximately $69,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with StreetShares to assist our borrowers with the loan forgiveness application process.

Loan processing fees paid to the Bank from the SBA of 5% on loans of $350,000 or less, 3% on loans of more than $350,000 but less than $2.0 million, and 1% for loans of $2.0 million or more are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan, or two years, as a yield adjustment on the loans. As of June 30, 2020, the Company had received $1.3 million in processing fees. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. At such time that any of these loans are forgiven or repaid before the scheduled maturity, we expect an increase in interest income and the net interest margin during that period.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets. Total assets increased to $1.48 billion at June 30, 2020 from $1.31 billion at December 31, 2019.

Total loans, excluding loans held for sale, increased $112.6 million to $996.4 million at June 30, 2020, from $883.8 million at December 31, 2019. During the six months ended June 30, 2020, one- to four-family residential loans increased $19.3 million, as we purchased a $28.0 million mortgage loan pool. Multi-family loans increased $7.2 million, as we continued to build this part of the loan portfolio. Commercial real estate loans increased by $11.5 million as we continue to build our lending presence in King and Whatcom Counties as well as in our legacy markets. Commercial business loans increased $57.9 million as we funded PPP loans and increased balances generated through the Northpointe Bank Mortgage Participation Program which provides interim financing to mortgage originators based on the contractual sale agreement of a mortgage loan during the first half of 2020. Auto and other consumer loans decreased $2.9 million as we scaled back funding in our specialty auto loan portfolio. Competition for quality commercial credits remains; however, impacts of the COVID-19 pandemic effect both the supply and demand for credit. An increase in refinance activity of one- to-four family residential loans also occurred during the period.

Construction and land loans increased $21.0, or 56.4%, to $58.2 million at June 30, 2020, from $37.2 million at December 31, 2019. The majority of our construction loans are geographically dispersed throughout the Puget Sound region and, as a result, these loans are susceptible to risks that may vary depending on the nature and location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and intend to begin utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans. In March 2020, the vast majority of construction projects in Washington State were put on hold as a result of Governor Jay Inslee’s “Stay Home, Stay Safe” order. By June 30, 2020, most projects were able to restart under specific criteria. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of this point in time, we have no reason to believe that any of the projects in process will not be completed.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. For the majority of 2019, we decreased our construction lending, which resulted in a decline in construction balances at the end of the year compared to 2018. In the fourth quarter of 2019 and the first quarter of 2020, we increased production in construction lending and our commitments increased accordingly. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$17,475	$24,670	$405	$42,550
Multi-family residential	—	44,966	—	44,966
Commercial real estate	7,430	21,692	2,801	31,923
Total commitment	$24,905	$91,328	$3,206	$119,439

Construction Funds Disbursed
One- to four-family residential	$6,226	$12,432	$235	$18,893
Multi-family residential	—	20,492	—	20,492
Commercial real estate	6,810	4,814	54	11,678
Total disbursed	$13,036	$37,738	$289	$51,063

Undisbursed Commitment
One- to four-family residential	$11,249	$12,238	$170	$23,657
Multi-family residential	—	24,474	—	24,474
Commercial real estate	620	16,878	2,747	20,245
Total undisbursed	$11,869	$53,590	$2,917	$68,376

Land Funds Disbursed
One- to four-family residential	$4,677	$2,062	$351	$7,090
Commercial real estate	—	—	—	—
Total disbursed for land	$4,677	$2,062	$351	$7,090

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2019	North Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,915	$23,969	$496	$39,380
Multi-family residential	—	27,241	—	27,241
Commercial real estate	6,381	563	3,120	10,064
Total Commitment	$21,296	$51,773	$3,616	$76,685

Construction Funds Disbursed
One- to four-family residential	$5,242	$10,734	$151	$16,127
Multi-family residential	—	10,465	—	10,465
Commercial real estate	2,704	563	58	3,325
Total disbursed	$7,946	$21,762	$209	$29,917

Undisbursed Commitment
One- to four-family residential	$9,673	$13,235	$345	$23,253
Multi-family residential	—	16,776	—	16,776
Commercial real estate	3,677	—	3,062	6,739
Total undisbursed	$13,350	$30,011	$3,407	$46,768

Land Funds Disbursed
One- to four-family residential	$4,904	$1,343	$—	$6,247
Commercial real estate	1,023	—	—	1,023
Total disbursed for land	$5,927	$1,343	$—	$7,270

During the six months ended June 30, 2020, the Company originated $276.3 million of loans, of which $145.1 million, or 52.5%, were originated in the Puget Sound region, $115.7 million, or 41.9%, in the North Olympic Peninsula, $11.9 million, or 4.3%, in other areas throughout Washington State, and $3.7 million, or 1.3%, in Oregon. The Company purchased an additional $28.0 million in one- to four-family loans and $15.9 million in specialty auto loans, during the six months ended June 30, 2020. We will continue to evaluate opportunities to grow loans through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses increased $2.5 million, or 25.8%, to $12.1 million at June 30, 2020, from $9.6 million at December 31, 2019. The increase was due to a $2.8 million loan loss provision, offset by net charge-offs of $285,000 for the six- month period. The provision is largely attributed to qualitative factor adjustments made in response to the economic impact of the COVID-19 pandemic, as well as to account for growth in the loan portfolio. The allowance for loan losses as a percentage of total loans at June 30, 2020 and December 31, 2019 was 1.2% and 1.1%, respectively.

Nonperforming loans increased $1.6 million, or 86.9%, to $3.4 million at June 30, 2020, from $1.8 million at December 31, 2019, mainly attributable to an increase in nonperforming one- to four-family loans of $845,000, multi-family loans of $297,000, construction and land loans of $108,000, and commercial business loans of $308,000, partially offset by a decrease in commercial real estate loans of $74,000. Nonperforming loans to total loans increased to 0.3% at June 30, 2020, from 0.2% at December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 360.8% at June 30, 2020, from 536.1% at December 31, 2019.

At June 30, 2020, there were $2.5 million in restructured loans, of which $2.4 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans increased $154,000 to $5.1 million at June 30, 2020, from $5.0 million at December 31, 2019

Asset quality remains consistent with December 31, 2019. Net loan charge-offs are concentrated mainly in our auto loan portfolio. We recently adjusted our indirect auto loan product offerings and underwriting criteria to improve credit quality and reduce future charge-off activity. We continue to monitor the indirect auto loan program in order to prudently balance risk and return within the portfolio. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the loan portfolio as of June 30, 2020. While the ultimate impact of the COVID-19 pandemic and response from Federal and State government remains to be seen, we increased the qualitative factor related to the economy this quarter.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Real Estate:
One-to-four family	$325,349	$306,014
Multi-family	103,279	96,098
Commercial real estate	267,233	255,722
Construction and land	58,153	37,187
Total real estate loans	754,014	695,021

Consumer:
Home equity	33,696	35,046
Auto and other consumer	109,214	112,119
Total consumer loans	142,910	147,165

Commercial business loans	99,477	41,571

Total loans	996,401	883,757
Less:
Net deferred loan fees	1,842	206
Premium on purchased loans, net	(3,901)	(4,514)
Allowance for loan losses	12,109	9,628
Loans receivable, net	$986,351	$878,437

The following table represents nonperforming assets at the dates indicated.

	June 30, 2020	December 31, 2019
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,543	$698
Multi-family	297	—
Commercial real estate	35	109
Construction and land	137	29

Total real estate loans	2,012	836

Consumer loans:
Home equity	140	112
Auto and other consumer	896	848

Total consumer loans	1,036	960

Commercial business	308	—

Total nonperforming loans	3,356	1,796

Real estate owned:
Land	62	62

Total real estate owned	62	62

Repossessed assets	134	92

Total nonperforming assets	$3,552	$1,950

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%

Investment securities increased $48.7 million, or 15.4%, to $364.3 million at June 30, 2020, from $315.6 million at December 31, 2019, due to the purchase and sale of securities, normal payments and prepayment activity, and an increase in the market value of the portfolio. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $110.1 million at June 30, 2020, or 30.2% of the investment securities portfolio, a decrease during the year of $58.4 million, or 34.7%, from $168.5 million at December 31, 2019. Other investment securities, including municipal bonds and other asset-backed securities, were $254.2 million at June 30, 2020, or 69.8% of the investment securities portfolio, an increase of $107.1 million from $147.1 million at December 31, 2019. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.7 years as of June 30, 2020, and 5.0 years as of December 31, 2019, and had an estimated average repricing term of 4.8 years as of June 30, 2020, and 3.7 years as of December 31, 2019, based on the interest rate environment at those times.

The investment portfolio was comprised of 58.9% in amortizing securities at June 30, 2020 and 81.8% at December 31, 2019. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased $172.1 million to $1.30 billion at June 30, 2020, from $1.13 billion at December 31, 2019, primarily due to an increase in deposits of $168.7 million.

Deposit balances increased 16.8%, to $1.17 billion at June 30, 2020, from $1.00 billion at December 31, 2019. There was an $82.2 million increase in money market accounts, a $62.7 million increase in transaction accounts, and a $6.8 million increase in savings accounts during the year. The increase in deposits is in large part due to the Federal government's response to the pandemic including stimulus payments, additional unemployment benefits, and deferrals of Federal tax payment due dates. These actions, coupled with decreased spending by consumers and business, resulted in higher deposit balances. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and allow flexibility when competing on retail rates. At June 30, 2020, we had $86.3 million in brokered CDs included in the $325.2 million balance of certificates of deposit.

Equity. Total shareholders' equity decreased $536,000 to $176.3 million for the six months ended June 30, 2020. The decrease was due to $5.5 million the in repurchases of shares of common stock, largely offset by an after-tax increase in other comprehensive income of $2.3 million due to the increased value of our available-for-sale securities portfolio, as well as year-to-date net income of $2.9 million.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

General. Net income decreased $103,000, or 4.9%, to $2.0 million for the three months ended June 30, 2020, compared to net income of $2.1 million for the three months ended June 30, 2019. The decrease is mainly due to a larger loan loss provision in the current period compared to the same period one year ago, which was partially offset by a decrease in net noninterest expense. An increase in noninterest income driven by mortgage revenue offset an increase in noninterest expense due primarily to higher compensation expenses.

Net Interest Income. Net interest income increased $437,000 to $10.1 million for the three months ended June 30, 2020., compared to $9.7 million for the three months ended June 30, 2019 The yield on average interest-earning assets decreased 47 basis points to 3.79% for the three months ended June 30, 2020, compared to 4.26% for the same period in the prior year. This was due to a decrease in market interest rates and a decrease in the ratio of total loans to assets in the current period compared to one year ago from 67.4% to 69.9%.

The average cost of interest-bearing liabilities decreased 44 basis points to 0.89% for the three months ended June 30, 2020, compared to 1.33% for the same period last year. The decrease was due in part to a reduction in the level and cost of borrowings given the prepayment of higher costing FHLB borrowings in the first quarter of 2020. As a result, our average cost of FHLB borrowings decreased to 1.13% in the first quarter of 2020 compared to 2.99% for the same period one year prior. The cost of interest-bearing deposits decreased by 17 basis points to 0.87% compared to 1.04% for the three months ended June 30, 2019, given decreasing market rates.

Due to the average yield on interest-earning assets decreasing at a faster pace than our interest-bearing liabilities, the net interest margin decreased 13 basis points to 3.10% for the three months ended June 30, 2020, from 3.23% for the same period in 2019. For additional information, see Rate/Volume Analysis contained in Item 2 of this Form 10-Q.

Interest Income. Total interest income decreased $425,000, or 3.3%, to $12.4 million for the three months ended June 30, 2020, from $12.8 million for the comparable period in 2019. Interest and fees on loans receivable decreased $237,000, to $10.2 million for the three months ended June 30, 2020, from $10.5 million for the three months ended June 30, 2019, due primarily to a decrease in the yield on loans and securities. Average loan yields decreased 34 basis points to 4.40% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to a decrease in market rates and an increase in the amount of lower yielding loans as a percentage of loans, including Northpointe and PPP loans.

Interest income on investment securities increased $347,000 to $1.3 million for the three months ended June 30, 2020, compared to $1.0 million for the three months ended June 30, 2019, due to a $96.6 million increase in average balances partially offset by an 86 basis point decrease in average yield related to a decrease in the yield on variable rate securities. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended June 30, 2020 decreased $452,000, or 37.9%, compared to the three months ended June 30, 2019, the result of a decrease of $43.3 million in the average balance and a 49 basis point decrease in the average yield in the 2020 period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2020		2019
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$931,344	4.40%	$883,290	4.74%	$(237)
Investment securities	213,141	2.47	116,496	3.33	347
Mortgage-backed securities	135,604	2.18	178,878	2.67	(452)
FHLB stock	4,426	4.97	7,066	4.98	(33)
Interest-bearing deposits in banks	20,922	0.15	13,118	1.77	(50)
Total interest-earning assets	$1,305,437	3.79%	$1,198,848	4.26%	$(425)

Interest Expense. Total interest expense decreased $862,000, or 27.8%, to $2.2 million for the three months ended June 30, 2020, compared to $3.1 million for the three months ended June 30, 2019, mainly due to an 80.6% decrease in interest paid on borrowings. Interest expense on deposits decreased slightly for the three months ended June 30, 2020, due to lower rates offsetting the impact of increased balances. The average balance of interest-bearing deposits increased $141.2 million, or 17.7%, to $937.0 million for the three months ended June 30, 2020, from $795.8 million for the three months ended June 30, 2019, as we continued to target deposit growth in new and existing market areas as well as the industry-wide impact of surge deposits during the pandemic. During the three months ended June 30, 2020, the average balance of savings accounts increased $9.7 million and the related weighted-average cost decreased 29 basis points compared to the same period in 2019. The average balance of certificates of deposit balances grew $90.5 million and the weighed-average cost decreased by 51 basis points, mainly as a result of the utilization of brokered CDs. During the three months ended June 30, 2020, the average balance of money market accounts increased $34.0 million compared to the same period in the prior year. The average cost of deposits decreased by 17 basis points to 0.87% for the three months ended June 30, 2020, from 1.04% for the three months ended June 30, 2019. Borrowing costs decreased due to a decrease in balances and the average rate paid during the most recent quarter compared to the same period in 2019.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2020		2019
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$172,833	0.62%	$163,106	0.91%	$(103)
Transaction accounts	122,951	0.01	115,914	0.12	(32)
Money market accounts	291,526	0.55	257,548	0.49	87
Certificates of deposit	349,658	1.57	259,203	2.08	21
Borrowings	71,170	1.13	138,643	2.99	(835)
Total interest-bearing liabilities	$1,008,138	0.89%	$934,414	1.33%	$(862)

Provision for Loan Losses. The provision for loan losses was $1.5 million during the three months ended June 30, 2020, compared to a $255,000 provision for loan losses for the three months ended June 30, 2019. This was mainly due to an increase to the economic qualitative factor resulting from the uncertainty surrounding COVID-19 and its potential impact on the loans in our portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Provision for loan losses	$1,500	$255
Net charge-offs	(221)	(283)
Allowance for loan losses	12,109	9,731
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	3,356	1,291
Allowance for loan losses as a percentage of nonaccrual loans at end of period	360.8%	753.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.1%
Total loans	$996,401	$879,054

Noninterest Income. Noninterest income increased $2.7 million, or 188.8%, to $4.1 million for the three months ended June 30, 2020, from $1.4 million for the three months ended June 30, 2019, primarily due to the gain on sales of mortgage loans of $1.9 million, the gain on sale of investment securities of $604,000, and an increase in the cash surrender value of bank owned life insurance of $482,000. Loan and deposit fees decreased by $230,000 due to fewer non-sufficient funds fees as transaction volume reduced during the quarter as well as customers generally carrying higher balances in their deposit accounts.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$765	$995	$(230)	(23.1)%
Mortgage servicing fees, net of amortization	(172)	54	(226)	(418.5)
Net gain on sale of loans	2,001	88	1,913	2,173.9
Net gain on sale of investment securities	661	57	604	1,059.6
Increase in cash surrender value of bank-owned life insurance	627	145	482	332.4
Other income	227	84	143	170.2
Total noninterest income	$4,109	$1,423	$2,686	188.8%

Noninterest Expense. Noninterest expense increased $2.0 million or 24.3% during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to a 25.5% increase in compensation and benefits driven by additional staffing and higher commissions paid on loan production, which increased 656.4%. Occupancy and equipment increased 18.0% and advertising increased 64.6%.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$5,966	$4,753	$1,213	25.5%
Data processing	769	667	102	15.3
Occupancy and equipment	1,345	1,140	205	18.0
Supplies, postage, and telephone	284	242	42	17.4
Regulatory assessments and state taxes	223	195	28	14.4
Advertising	377	229	148	64.6
Professional fees	354	331	23	6.9
FDIC insurance premium	70	77	(7)	(9.1)
Other	894	638	256	40.1
Total	$10,282	$8,272	$2,010	24.3%

Provision for Income Tax. Income tax expense of $464,000 was recorded for the three months ended June 30, 2020, compared to $493,000 for the three months ended June 30, 2019, generally due to a decrease in income before taxes of $132,000. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019

General. Net income decreased $1.4 million, or 33.5%, to $2.9 million for the six months ended June 30, 2020, compared to net income of $4.3 million for the six months ended June 30, 2019, due to an increase in provision for loan losses and noninterest expense partially offset by an increase in noninterest income.

Net Interest Income. Net interest income increased $244,000 to $19.5 million for the six months ended June 30, 2020, from $19.3 million for the six months ended June 30, 2019. This increase was mainly the result of an increase in average earning assets of $60.7 million. The yield on average interest-earning assets decreased 36 basis points to 3.87% for the six months ended June 30, 2020, compared to 4.23% for the same period in the prior year.

The net interest margin decreased 11 basis points to 3.11% for the six months ended June 30, 2020, from 3.22% for the same period in 2019. A 36 basis point decrease in asset yields was offset by a 30 basis point decrease in our cost of interest-bearing liabilities, reducing our net interest rate spread and net interest margin.

The $244,000 increase in net interest income during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was the result of a $1.1 million decrease in interest expense driven by an improvement in the cost of interest-bearing liabilities which was partially offset by a decrease in interest income. The decrease in interest expense of borrowings of $1.4 million was the main contributor to the increase in net interest income.

The average cost of interest-bearing liabilities decreased to 0.99% for the six months ended June 30, 2020, compared to 1.29% for the same period last year, due primarily to decreases in borrowing volume of $905,000 and decreases attributable to rates of $486,000.

Interest Income. Total interest income decreased $960,000, or 3.8%, to $24.3 million for the six months ended June 30, 2020, from $25.3 million for the comparable period in 2019, primarily due to a decrease in the average yields on interest-earning assets. Interest and fees on loans receivable decreased $493,000, to $20.1 million for the six months ended June 30, 2020, from $20.6 million for the six months ended June 30, 2019, in spite of an increase in the average balance of net loans receivable of $24.0 million compared to the prior year. Average loan yields decreased 24 basis points to 4.45% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Total interest income from securities decreased $344,000 to $4.1 million for the six months ended June 30, 2020 from $4.4 million for the same period in 2019. While the average balance of total securities increased $30.5 million, the average yield decreased 48 basis points. Interest income on investment securities increased $406,000, or 20.5% to $2.4 million for the six months ended June 30, 2020, compared to $2.0 million for the six months ended June 30, 2019, due to an increase in the average balance of $63.2 million partially offset by a decrease in average yield of 71 basis points compared to the same period in 2019. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the six months ended June 30, 2020 decreased $750,000, or 30.6%, compared to the six months ended June 30, 2019, reflecting a $32.7 million decrease in the average balance and a decrease in yield of 41 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2020		2019
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$901,116	4.45%	$877,095	4.69%	$(493)
Investment securities	181,586	2.63	118,423	3.34	406
Mortgage-backed securities	148,593	2.29	181,297	2.70	(750)
FHLB stock	4,573	4.46	6,955	5.06	(74)
Interest-bearing deposits in banks	21,110	0.72	12,495	2.00	(49)
Total interest-earning assets	$1,256,978	3.87%	$1,196,265	4.23%	$(960)

Interest Expense. Total interest expense decreased $1.2 million, or 20.0%, to $4.8 million for the six months ended June 30, 2020, compared to $6.0 million for the six months ended June 30, 2019, due to a decrease in borrowing costs of $1.4 million, or 68.7%. Interest expense on deposit costs increased for the six months ended June 30, 2020, by $187,000 due to an increase in average interest-bearing balances. The average balance of interest-bearing deposits increased $97.8 million, or 12.3%, to $893.0 million for the six months ended June 30, 2020, from $795.2 million for the six months ended June 30, 2019, as we continued to target growth in deposits in new and existing market areas and surge deposits related to the pandemic.

During the six months ended June 30, 2020, interest expense on cost of certificates of deposit increased due to an increase in average balance of $73.9 million partially offset by a decrease in the average rate paid of 33 basis points, compared to the six months ended June 30, 2019. During the same period, the average balances of savings, transaction, and money market accounts increased $11.0 million, $3.6 million and $9.3 million, respectively. The average cost of all deposit products decreased to 0.94% for the six months ended June 30, 2020, from 1.00% for the six months ended June 30, 2019. Borrowing costs decreased as higher rate long term advances were prepaid during the six months.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2020		2019
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$169,371	0.72%	$158,398	0.87%	$(79)
Transaction accounts	118,963	0.04	115,358	0.12	(49)
Money market accounts	272,030	0.56	262,747	0.48	123
Certificates of deposit	332,674	1.68	258,737	2.01	192
Borrowings	75,574	1.68	136,545	2.97	(1,391)
Total interest-bearing liabilities	$968,612	0.99%	$931,785	1.29%	$(1,204)

Provision for Loan Losses. The provision for loan losses was $2.8 million during the six months ended June 30, 2020, primarily due to the uncertainty in economic conditions created by the ongoing COVID-19 pandemic and growth in the loan portfolio, and was $590,000 for the six months ended June 30, 2019, primarily due to charge-off activity in our indirect auto loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Provision for loan losses	$2,766	$590
Net charge-offs	(285)	(392)
Allowance for loan losses	12,109	9,731
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	3,356	1,291
Allowance for loan losses as a percentage of nonaccrual loans at end of period	360.8%	753.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.1%
Total loans	$996,401	$879,054

Noninterest Income. Noninterest income increased $3.7 million, or 140.4%, to $6.4 million for the six months ended June 30, 2020, from $2.7 million for the six months ended June 30, 2019, mainly due to an increase in gain on sale of mortgage loans of $2.2 million. Gain on sale of investments for the six months ended June 30, 2020, totaled $1.2 million compared to $57,000 recognized in the first six months of 2019. The cash surrender value of bank-owned life insurance increased $667,000 in the first six months of 2020 due to a BOLI restructure that resulted in recognition of market gains as well as additional investment in BOLI.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,646	$1,900	$(254)	(13.4)%
Mortgage servicing fees, net of amortization	(157)	99	(256)	(258.6)
Net gain on sale of loans	2,384	175	2,209	1,262.3
Net gain on sale of investment securities	1,266	57	1,209	2,121.1
Increase in cash surrender value of bank-owned life insurance	955	288	667	231.6
Other income	333	155	178	114.8
Total noninterest income	$6,427	$2,674	$3,753	140.4%

Noninterest Expense. Noninterest expense increased $3.6 million, or 22.3%, to $19.7 million for the six months ended June 30, 2020, compared to $16.1 million for the six months ended June 30, 2019, primarily as a result of an increase in compensation and benefits as well as occupancy and equipment as we added staff to generate revenue. Compensation and benefits also increased due to an $829,000 increase in commissions paid on increased mortgage production as well as one-time pandemic related payments made to staff. We also incurred a one-time FHLB prepayment penalty of $210,000 as we retired long term debt to reduced interest expense.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$11,327	$9,326	$2,001	21.5%
Data processing	1,459	1,298	161	12.4
Occupancy and equipment	2,696	2,248	448	19.9
Supplies, postage, and telephone	495	470	25	5.3
Regulatory assessments and state taxes	397	364	33	9.1
Advertising	649	372	277	74.5
Professional fees	754	629	125	19.9
FDIC insurance premium	70	154	(84)	(54.5)
FHLB prepayment penalty	210	—	210	100.0
Other	1,607	1,211	396	32.7
Total	$19,664	$16,072	$3,592	22.3%

Provision for Income Tax. An income tax expense of $668,000 was recorded for the six months ended June 30, 2020, compared to $1.0 million for the six months ended June 30, 2019, due to a decrease in income before taxes of $1.7 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at June 30, 2020 and 2019. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

		Three Months Ended June 30,						Six Months Ended June 30,
	At June 30, 2020	2020			2019			2020			2019
		Average	Interest		Average	Interest		Average	Interest		Average	Interest
	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)							(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	4.38%	$931,344	$10,236	4.40%	$883,290	$10,473	4.74%	$901,116	$20,072	4.45%	$877,095	$20,565	4.69%
Investment securities	2.69	213,141	1,316	2.47	116,496	969	3.33	181,586	2,385	2.63	118,423	1,979	3.34
Mortgage-backed securities	2.10	135,604	740	2.18	178,878	1,192	2.67	148,593	1,699	2.29	181,297	2,449	2.70
FHLB dividends	4.87	4,426	55	4.97	7,066	88	4.98	4,573	102	4.46	6,955	176	5.06
Interest-bearing deposits in banks	0.11	20,922	8	0.15	13,118	58	1.77	21,110	76	0.72	12,495	125	2.00
Total interest-earning assets (2)	3.79	1,305,437	12,355	3.79	1,198,848	12,780	4.26	1,256,978	24,334	3.87	1,196,265	25,294	4.23

Interest-bearing liabilities:
Savings accounts	0.53	$172,833	$269	0.62	$163,106	$372	0.91	$169,371	$609	0.72	$158,398	$688	0.87
Transaction accounts	0.01	122,951	4	0.01	115,914	36	0.12	118,963	23	0.04	115,358	72	0.12
Money market accounts	0.44	291,526	400	0.55	257,548	313	0.49	272,030	756	0.56	262,747	633	0.48
Certificates of deposit	1.57	349,658	1,368	1.57	259,203	1,347	2.08	332,674	2,791	1.68	258,737	2,599	2.01
Total deposits	0.64	936,968	2,041	0.87	795,771	2,068	1.04	893,038	4,179	0.94	795,240	3,992	1.00
Borrowings	0.73	71,170	201	1.13	138,643	1,036	2.99	75,574	635	1.68	136,545	2,026	2.97
Total interest-bearing liabilities	0.65	1,008,138	2,242	0.89	934,414	3,104	1.33	968,612	4,814	0.99	931,785	6,018	1.29

Net interest income			$10,113			$9,676			$19,520			$19,276
Net interest rate spread	0.03			2.90			2.94			2.88			2.94
Net earning assets		$297,299			$264,434			$288,366			$264,480
Net interest margin (3)				3.10			3.23			3.11			3.22
Average interest-earning assets to average interest-bearing liabilities		129.5%			128.3%			129.8%			128.4%

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

	Three Months Ended			Six Months Ended
	June 30, 2020 vs. 2019			June 30, 2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest earning assets:
Loans receivable, net	$562	$(799)	$(237)	$575	$(1,068)	$(493)
Investments	516	(621)	(105)	614	(958)	(344)
FHLB stock	(33)	—	(33)	(60)	(14)	(74)
Other(1)	35	(85)	(50)	86	(135)	(49)
Total interest-earning assets	$1,080	$(1,505)	$(425)	$1,215	$(2,175)	$(960)

Interest-bearing liabilities:
Savings accounts	$22	$(125)	$(103)	$48	$(127)	$(79)
Interest-bearing transaction accounts	2	(34)	(32)	2	(51)	(49)
Money market accounts	41	46	87	22	101	123
Certificates of deposit	470	(449)	21	743	(551)	192
Borrowings	(504)	(331)	(835)	(905)	(486)	(1,391)
Total interest-bearing liabilities	$31	$(893)	$(862)	$(90)	$(1,114)	$(1,204)

Net change in interest income	$1,049	$(612)	$437	$1,305	$(1,061)	$244

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2020 and the year ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2020, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$240,053	$70,167	$14,944	$—	$325,164
FHLB advances	62,379	20,000	30,000	—	112,379
Operating leases	432	715	698	2,228	4,073
Borrower taxes and insurance	1,403	—	—	—	1,403
Deferred compensation	352	219	62	341	974
Total contractual obligations	$304,619	$91,101	$45,704	$2,569	$443,993

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2020:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,602	$—	$—	$—	$1,602
Variable-rate	130	—	—	—	130
Unfunded commitments under lines of credit or existing loans	34,204	27,402	—	58,664	120,270
Standby letters of credit	182	—	—	—	182
Total commitments	$36,118	$27,402	$—	$58,664	$122,184

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and cash equivalents totaled $49.6 million, and unpledged securities classified as available-for-sale with a market value of $250.7 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $112.4 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $46.2 million were pledged as of June 30, 2020.

At June 30, 2020, we had $1.7 million in loan commitments outstanding, $120.5 million in undisbursed loans and standby letters of credit, including $68.4 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of June 30, 2020 totaled $240.1 million, or 73.8% of certificates of deposit with a weighted-average rate of 1.20%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates have recently declined. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $12.4 million.

Capital Resources

At June 30, 2020, shareholders' equity totaled $176.3 million, or 11.9% of total assets. Our book value per share of common stock was $17.07 at June 30, 2020, compared to $16.48 at December 31, 2019.

At June 30, 2020, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at June 30, 2020.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$152,140	10.9%	$55,853	4.0%	$69,816	5.0%
Common equity tier I (to risk-weighted assets)	152,140	15.1	45,231	4.5	65,333	6.5
Tier I risk-based capital (to risk-weighted assets)	152,140	15.1	60,308	6.0	80,410	8.0
Total risk-based capital (to risk-weighted assets)	164,532	16.4	80,410	8.0	100,513	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2020:

			Total Number of Shares Repurchased as Part of Publicly	Maximum Number of Shares that May Yet Be Repurchased
Period	Total Number of Shares Purchased	Average Price Paid per Share	Announced Plans (1)	Under the Plans

April 1, 2020 - April 30, 2020	—	$—	—	272,030
May 1, 2020 - May 31, 2020	54,181	12.32	54,181	217,849
June 1, 2020 - June 30, 2020	76,056	13.16	76,056	141,793
Total	130,237	$12.81	130,237

(1) On December 5, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 535,097 shares of its common stock, or approximately 5% of its shares of common stock issued and outstanding as of December 2, 2019. As of June 30, 2020, a total of 393,304 shares, or 73.5% percent of the shares authorized in the December 2019 stock repurchase plan, have been purchased at an average cost of $12.88 per share, leaving 141,793 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

COVID-19 Legislation and Regulation.

General. Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 emergency. On March 27, 2020 the President signed into law the historic $2 trillion federal stimulus package known as the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which included $350 billion in stimulus for small businesses under the so-called “Paycheck Protection Program,” along with direct stimulus payments (i.e., “economic impact payments” or “stimulus checks”) for many eligible Americans. The initial amounts available under the Paycheck Protection Program were quickly exhausted in less than two weeks, which prompted Congress to negotiate additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the Paycheck Protection Program and to provide other spending for hospitals and virus testing. Further, on July 3, 2020 the President extended the deadline for potential borrowers to apply for Paycheck Protection Program funds until August 8, 2020. The legislative and regulatory landscape surrounding COVID-19 is rapidly changing, and neither the Company nor the Bank can predict with certainty the impact it will have on our operations or business.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date	SEC File No.
10.1*	Form of Restricted Shares Award Agreement under the First Northwest Bancorp 2020 Equity Incentive Plan	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 10, 2020	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2020	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)