Form 10-Q
period 2020-09-30
First Northwest Bancorp
filed 2020-11-06
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2020, there were 10,234,204 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS

Cash and due from banks	$16,776	$13,519
Interest-bearing deposits in banks	35,303	35,220
Investment securities available for sale, at fair value	369,111	315,580
Loans held for sale	4,754	503
Loans receivable (net of allowance for loan losses of $13,007 and $9,628)	1,061,417	878,437
Federal Home Loan Bank (FHLB) stock, at cost	5,944	6,034
Accrued interest receivable	7,367	3,931
Premises and equipment, net	14,737	14,342
Mortgage servicing rights, net	1,545	871
Bank-owned life insurance, net	38,104	30,027
Prepaid expenses and other assets	9,612	8,872

Total assets	$1,564,670	$1,307,336

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,254,456	$1,001,645
Borrowings	109,150	112,930
Accrued interest payable	51	373
Accrued expenses and other liabilities	18,359	14,392
Advances from borrowers for taxes and insurance	1,986	1,145

Total liabilities	1,384,002	1,130,485

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,234,204 shares at September 30, 2020, and 10,731,639 shares at December 31, 2019	102	107
Additional paid-in capital	97,229	102,017
Retained earnings	89,546	86,156
Accumulated other comprehensive income (loss), net of tax	3,186	(1,539)
Unearned employee stock ownership plan (ESOP) shares	(9,395)	(9,890)

Total shareholders' equity	180,668	176,851

Total liabilities and shareholders' equity	$1,564,670	$1,307,336

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans receivable	$11,097	$10,096	$31,169	$30,661
Interest on mortgage-backed securities	565	1,087	2,264	3,536
Interest on investment securities	1,603	921	3,988	2,900
Interest on deposits and other	9	65	85	190
FHLB dividends	97	92	199	268

Total interest income	13,371	12,261	37,705	37,555
INTEREST EXPENSE
Deposits	1,405	2,141	5,584	6,133
Borrowings	205	691	840	2,717

Total interest expense	1,610	2,832	6,424	8,850

Net interest income	11,761	9,429	31,281	28,705
PROVISION FOR LOAN LOSSES	1,350	(170)	4,116	420

Net interest income after provision for loan losses	10,411	9,599	27,165	28,285
NONINTEREST INCOME
Loan and deposit service fees	868	999	2,514	2,899
Mortgage servicing fees, net of amortization	148	44	(9)	143
Net gain on sale of loans	1,725	655	4,109	830
Net gain on sale of investment securities	969	—	2,235	57
Increase in cash surrender value of bank-owned life insurance	622	147	1,577	435
Other income	449	70	782	225

Total noninterest income	4,781	1,915	11,208	4,589

NONINTEREST EXPENSE
Compensation and benefits	6,070	4,771	17,397	14,097
Data processing	640	680	2,099	1,978
Occupancy and equipment	1,367	1,161	4,063	3,409
Supplies, postage, and telephone	254	208	749	678
Regulatory assessments and state taxes	262	209	659	573
Advertising	285	197	934	569
Professional fees	361	278	1,115	907
FDIC insurance premium	86	(72)	156	82
FHLB prepayment penalty	—	344	210	344
Other expense	756	648	2,363	1,859

Total noninterest expense	10,081	8,424	29,745	24,496

INCOME BEFORE PROVISION FOR INCOME TAXES	5,111	3,090	8,628	8,378

PROVISION FOR INCOME TAXES	1,436	580	2,104	1,582

NET INCOME	$3,675	$2,510	$6,524	$6,796

Basic and diluted earnings per common share	$0.40	$0.25	$0.69	$0.68

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET INCOME	$3,675	$2,510	$6,524	$6,796

Other comprehensive income:
Unrealized holding gains arising during the period	4,094	856	8,215	5,199
Income tax provision related to unrealized holding gains	(859)	(181)	(1,724)	(1,095)
Reclassification adjustment for net (gains) losses on sales of securities realized in income	(969)	—	(2,235)	(57)
Income tax benefit related to reclassification adjustment on sales of securities	203	—	469	12

Other comprehensive income, net of tax	2,469	675	4,725	4,059

COMPREHENSIVE INCOME	$6,144	$3,185	$11,249	$10,855

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2020 and 2019

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss)	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income, Net of Tax	Equity

BALANCE, June 30, 2019	10,925,181	$109	$104,064	$83,795	$(10,220)	$(1,347)	$176,401

Net income				2,510			2,510
Common stock repurchased	(131,400)	(1)	(1,314)	(835)			(2,150)
Restricted stock award grants net of forfeitures	23,400	—	—				—
Restricted stock awards canceled	(16,249)	—	(266)				(266)
Other comprehensive income, net of tax						675	675
Share-based compensation			251				251
ESOP shares committed to be released			51		165		216
Cash dividends declared and paid ($0.03 per share)				(327)			(327)

BALANCE, September 30, 2019	10,800,932	$108	$102,786	$85,143	$(10,055)	$(672)	$177,310

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$176,315

Net income				3,675			3,675
Common stock repurchased	(141,793)	(1)	(1,418)	(248)			(1,667)
Restricted stock award grants net of forfeitures	59,859	—	—				—
Restricted stock awards canceled	(10,088)	—	(123)				(123)
Other comprehensive income, net of tax						2,469	2,469
Share-based compensation			362				362
ESOP shares committed to be released			(13)		164		151
Cash dividends declared and paid ($0.05 per share)				(514)			(514)

BALANCE, September 30, 2020	10,234,204	$102	$97,229	$89,546	$(9,395)	$3,186	$180,668

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss)	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income, Net of Tax	Equity

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				6,796			6,796
Common stock repurchased	(372,237)	(4)	(3,719)	(2,274)			(5,997)
Restricted stock award grants net of forfeitures	19,400	—	—				—
Restricted stock awards canceled	(16,249)	—	(266)				(266)
Other comprehensive income, net of tax						4,059	4,059
Share-based compensation			804				804
ESOP shares committed to be released			142		494		636
Cash dividends declared and paid ($0.09 per share)				(986)			(986)

BALANCE, September 30, 2019	10,800,932	$108	$102,786	$85,143	$(10,055)	$(672)	$177,310

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

Net income				6,524			6,524
Common stock repurchased	(560,306)	(5)	(5,599)	(1,565)			(7,169)
Restricted stock award grants net of forfeitures	72,959	—	—				—
Restricted stock awards canceled	(10,088)	—	(123)				(123)
Other comprehensive income, net of tax						4,725	4,725
Share-based compensation			917				917
ESOP shares committed to be released			17		495		512
Cash dividends declared and paid ($0.15 per share)				(1,569)			(1,569)

BALANCE, September 30, 2020	10,234,204	$102	$97,229	$89,546	$(9,395)	$3,186	$180,668

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,524	$6,796
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,034	1,000
Amortization and accretion of premiums and discounts on investments, net	1,251	1,373
(Accretion) amortization of deferred loan fees, net	(1,003)	(822)
Amortization of mortgage servicing rights, net	315	181
Additions to mortgage servicing rights, net	(989)	(60)
Net increase (decrease) on the valuation allowance on mortgage servicing rights	—	(3)
Provision for loan losses	4,116	420
Allocation of ESOP shares	512	636
Share-based compensation	917	804
Gain on sale of loans, net	(4,109)	(830)
Gain on sale of securities available for sale, net	(2,235)	(57)
Increase in cash surrender value of life insurance, net	(1,577)	(435)
Origination of loans held for sale	(129,495)	(25,050)
Proceeds from loans held for sale	129,353	23,825
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,436)	322
Increase in prepaid expenses and other assets	(1,500)	(3,294)
Decrease in accrued interest payable	(322)	(259)
Increase in accrued expenses and other liabilities	3,967	6,767

Net cash from operating activities	3,323	11,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(234,527)	(9,456)
Proceeds from maturities, calls, and principal repayments of securities available for sale	45,684	21,592
Proceeds from sales of securities available for sale	142,276	3,558
Proceeds from maturities, calls, and principal repayments of securities held to maturity	—	5,756
Redemption of FHLB stock	90	1,996
Purchase of bank-owned life insurance, net of surrenders	(6,500)	—
Net (increase) decrease in loans receivable	(186,588)	22,837
Purchase of premises and equipment, net	(1,429)	(188)

Net cash from investing activities	(240,994)	46,095

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$252,811	$30,440
Proceeds from long-term FHLB advances	30,000	15,000
Repayment of long-term FHLB advances	(30,000)	(25,000)
Net decrease in short-term FHLB advances	(3,780)	(41,228)
Net increase in advances from borrowers for taxes and insurance	841	786
Dividends paid	(1,569)	(986)
Net share settlement of stock awards	(123)	(266)
Repurchase of common stock	(7,169)	(5,997)

Net cash from financing activities	241,011	(27,251)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,340	30,158

CASH AND CASH EQUIVALENTS, beginning of period	48,739	26,323

CASH AND CASH EQUIVALENTS, end of period	$52,079	$56,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,746	$9,109
Income taxes	$1,400	$1,210

NONCASH INVESTING ACTIVITIES
Unrealized gain on securities available for sale	$5,980	$5,142
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$495	$271
Lease liabilities arising from obtaining right-of-use assets	$902	$—

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for future periods.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at September 30, 2020 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$94,006	$3,232	$(95)	$97,143
U.S. government agency issued asset-backed securities (ABS agency)	73,915	1,123	(1,420)	73,618
Corporate issued asset-backed securities (ABS corporate)	33,553	7	(813)	32,747
Corporate issued debt securities (Corporate debt)	33,401	283	(454)	33,230
U.S. Small Business Administration securities (SBA)	23,623	242	(1)	23,864
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	90,281	2,133	(12)	92,402
Corporate issued mortgage-backed securities (MBS corporate)	16,300	2	(195)	16,107

Total securities available for sale	$365,079	$7,022	$(2,990)	$369,111

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

There were no securities classified as held-to-maturity at  September 30, 2020 and  December 31, 2019.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2020:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(95)	$7,757	$—	$—	$(95)	$7,757
ABS agency	(172)	8,172	(1,248)	25,933	(1,420)	34,105
ABS corporate	(85)	3,801	(728)	26,982	(813)	30,783
Corporate debt	(90)	6,804	(364)	9,622	(454)	16,426
SBA	—	65	(1)	3,775	(1)	3,840
Mortgage-backed securities:
MBS agency	(12)	2,221	—	6	(12)	2,227
MBS corporate	(31)	1,979	(164)	3,998	(195)	5,977

Total available for sale	$(485)	$30,799	$(2,505)	$70,316	$(2,990)	$101,115

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2020 and December 31, 2019, there were 30 and 62 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and nine months ended September 30, 2020 and 2019.

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

	September 30, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	11,956	12,175
Due after five through ten years	142	142
Due after ten years	94,483	96,192

Total mortgage-backed securities	106,581	108,509

All other investment securities:
Due within one year	—	—
Due after one through five years	4,524	4,563
Due after five through ten years	71,563	70,390
Due after ten years	182,411	185,649

Total all other investment securities	258,498	260,602

Total investment securities	$365,079	$369,111

	December 31, 2019
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$—	$—
Due after one through five years	13,360	13,391
Due after five through ten years	6,261	6,257
Due after ten years	148,450	148,835

Total mortgage-backed securities	168,071	168,483

All other investment securities:
Due within one year	—	—
Due after one through five years	2,043	2,084
Due after five through ten years	58,460	57,680
Due after ten years	88,954	87,333

Total all other investment securities	149,457	147,097

Total investment securities	$317,528	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Proceeds from sales	$47,844	$—	$142,276	$3,558
Gross realized gains	1,593	—	3,097	57
Gross realized losses	(624)	—	(862)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Real Estate:
One-to-four family	$317,755	$306,014
Multi-family	127,569	96,098
Commercial real estate	283,390	255,722
Construction and land	75,204	37,187
Total real estate loans	803,918	695,021

Consumer:
Home equity	34,120	35,046
Auto and other consumer	111,782	112,119
Total consumer loans	145,902	147,165

Commercial business loans	123,036	41,571

Total loans	1,072,856	883,757

Less:
Net deferred loan fees	2,628	206
Premium on purchased loans, net	(4,196)	(4,514)
Allowance for loan losses	13,007	9,628

Total loans receivable, net	$1,061,417	$878,437

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,780	$1,128	$3,021	$738	$429	$2,252	$463	$298	$12,109
Provision for (recapture of) loan losses	62	307	319	240	(4)	427	—	(1)	1,350
Charge-offs	—	—	—	—	—	(479)	—	—	(479)
Recoveries	2	—	—	1	—	24	—	—	27
Ending balance	$3,844	$1,435	$3,340	$979	$425	$2,224	$463	$297	$13,007

	At or For the Nine Months Ended September 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	764	547	1,097	577	(30)	760	255	146	4,116
Charge-offs	—	—	—	—	—	(853)	—	—	(853)
Recoveries	56	—	—	3	1	56	—	—	116
Ending balance	$3,844	$1,435	$3,340	$979	$425	$2,224	$463	$297	$13,007

	At September 30, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,844	$1,435	$3,340	$979	$425	$2,224	$463	$297	$13,007
General reserve	3,791	1,435	3,339	978	421	2,036	463	297	12,760
Specific reserve	53	—	1	1	4	188	—	—	247

Total loans	$317,755	$127,569	$283,390	$75,204	$34,120	$111,782	$123,036	$—	$1,072,856
Loans collectively evaluated (1)	313,744	127,282	282,103	75,179	33,983	111,174	123,036	—	1,066,501
Loans individually evaluated (2)	4,011	287	1,287	25	137	608	—	—	6,355

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended September 30, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,417	$651	$2,357	$711	$465	$1,790	$171	$169	$9,731
(Recapture of) provision for loan losses	(307)	(64)	47	16	(30)	192	(13)	(11)	(170)
Charge-offs	—	—	—	—	—	(237)	1	—	(236)
Recoveries	1	—	—	1	23	93	—	—	118
Ending balance	$3,111	$587	$2,404	$728	$458	$1,838	$159	$158	$9,443

	At or For the Nine Months Ended September 30, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
(Recapture of) provision for loan losses	(190)	(175)	115	142	(66)	785	(174)	(17)	420
Charge-offs	—	—	—	—	—	(785)	(3)	—	(788)
Recoveries	4	—	—	1	44	227	2	—	278
Ending balance	$3,111	$587	$2,404	$728	$458	$1,838	$159	$158	$9,443

	At December 31, 2019
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
General reserve	2,993	887	2,235	399	439	2,119	203	151	9,426
Specific reserve	31	1	8	—	15	142	5	—	202

Total loans	$306,014	$96,098	$255,722	$37,187	$35,046	$112,119	$41,571	$—	$883,757
Loans collectively evaluated (1)	303,026	95,991	253,839	37,158	34,775	111,271	41,308	—	877,368
Loans individually evaluated (2)	2,988	107	1,883	29	271	848	263	—	6,389

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$202	$229	$—	$297	$332	$—
Multi-family	287	287	—	—	—	—
Commercial real estate	1,221	1,310	—	1,240	1,320	—
Construction and land	—	—	—	—	33	—
Home equity	37	94	—	45	110	—
Auto and other consumer	—	299	—	251	548	—
Commercial business	—	—	—	—	—	—
Total	1,747	2,219	—	1,833	2,343	—

With an allowance recorded:
One-to-four family	$3,809	$4,017	$53	2,691	2,911	31
Multi-family	—	—	—	107	107	1
Commercial real estate	66	66	1	643	643	8
Construction and land	25	57	1	29	29	—
Home equity	100	159	4	226	286	15
Auto and other consumer	608	780	188	597	690	142
Commercial business	—	—	—	263	263	5
Total	4,608	5,079	247	4,556	4,929	202

Total impaired loans:
One-to-four family	4,011	4,246	53	2,988	3,243	31
Multi-family	287	287	—	107	107	1
Commercial real estate	1,287	1,376	1	1,883	1,963	8
Construction and land	25	57	1	29	62	—
Home equity	137	253	4	271	396	15
Auto and other consumer	608	1,079	188	848	1,238	142
Commercial business	—	—	—	263	263	5
Total	$6,355	$7,298	$247	$6,389	$7,272	$202

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
With no allowance recorded:
One-to-four family	$203	$6	$154	$6
Multi-family	294	1	197	—
Commercial real estate	1,200	1	1,211	15
Construction and land	—	—	12	—
Home equity	38	1	43	1
Auto and other consumer	—	13	—	16
Commercial business	168	—	90	—
Total	1,903	22	1,707	38

With an allowance recorded:
One-to-four family	$4,397	$91	$3,335	$158
Multi-family	—	—	158	—
Commercial real estate	67	2	380	2
Construction and land	26	2	28	3
Home equity	140	3	212	7
Auto and other consumer	702	24	718	33
Commercial business	—	—	146	—
Total	5,332	122	4,977	203

Total impaired loans:
One-to-four family	4,600	97	3,489	164
Multi-family	294	1	355	—
Commercial real estate	1,267	3	1,591	17
Construction and land	26	2	40	3
Home equity	178	4	255	8
Auto and other consumer	702	37	718	49
Commercial business	168	—	236	—
Total	$7,235	$144	$6,684	$241

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2020, was $84,000 and $181,000, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
One-to-four family	$1,939	$698
Multi-family	287	—
Commercial real estate	166	109
Construction and land	25	29
Home equity	74	112
Auto and other consumer	607	848
Commercial business	—	—

Total nonaccrual loans	$3,098	$1,796

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2020 and December 31, 2019.

The following table presents past due loans, net of partial loan charge-offs, by class, as of September 30, 2020:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$685	$500	$1,185	$316,570	$317,755
Multi-family	—	—	—	—	127,569	127,569
Commercial real estate	—	—	—	—	283,390	283,390
Construction and land	—	—	25	25	75,179	75,204
Total real estate loans	—	685	525	1,210	802,708	803,918

Consumer:
Home equity	—	12	—	12	34,108	34,120
Auto and other consumer	724	416	180	1,320	110,462	111,782
Total consumer loans	724	428	180	1,332	144,570	145,902

Commercial business loans	—	—	—	—	123,036	123,036

Total loans	$724	$1,113	$705	$2,542	$1,070,314	$1,072,856

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  September 30, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$310,998	$2,624	$2,602	$1,531	$317,755
Multi-family	127,282	—	—	287	127,569
Commercial real estate	270,792	9,233	2,133	1,232	283,390
Construction and land	61,296	13,796	77	35	75,204
Total real estate loans	770,368	25,653	4,812	3,085	803,918

Consumer:
Home equity	33,503	394	100	123	34,120
Auto and other consumer	107,407	2,233	1,553	589	111,782
Total consumer loans	140,910	2,627	1,653	712	145,902

Commercial business loans	122,804	—	—	232	123,036

Total loans	$1,034,082	$28,280	$6,465	$4,029	$1,072,856

The following table represents the internally assigned grade as of December 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$301,312	$2,685	$1,148	$869	$306,014
Multi-family	95,694	—	107	297	96,098
Commercial real estate	251,531	97	2,800	1,294	255,722
Construction and land	35,897	1,184	77	29	37,187
Total real estate loans	684,434	3,966	4,132	2,489	695,021

Consumer:
Home equity	34,260	470	89	227	35,046
Auto and other consumer	107,327	3,243	594	955	112,119
Total consumer loans	141,587	3,713	683	1,182	147,165

Commercial business loans	39,653	376	263	1,279	41,571

Total loans	$865,674	$8,055	$5,078	$4,950	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,939	$315,816	$317,755
Multi-family	287	127,282	127,569
Commercial real estate	166	283,224	283,390
Construction and land	25	75,179	75,204

Consumer:
Home equity	74	34,046	34,120
Auto and other consumer	607	111,175	111,782

Commercial business	—	123,036	123,036

Total loans	$3,098	$1,069,758	$1,072,856

The following table represents the credit risk profile based on payment activity as of December 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$698	$305,316	$306,014
Multi-family	—	96,098	96,098
Commercial real estate	109	255,613	255,722
Construction and land	29	37,158	37,187

Consumer:
Home equity	112	34,934	35,046
Auto and other consumer	848	111,271	112,119

Commercial business	—	41,571	41,571

Total loans	$1,796	$881,961	$883,757

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020, ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. Through  September 30, 2020, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 346 loans aggregating to $174.9 million, or 16.3% of total loans. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of COVID-19 modified loans that remain on deferral as of  September 30, 2020:

	Count	Balance	Percent
	(Dollars in Thousands)
Real Estate:
One-to-four family	16	$5,097	3.4%
Multi-family	10	29,587	19.8
Commercial real estate	44	98,895	66.1
Construction and land	6	5,987	4.0
Total real estate loans	76	139,566	93.3

Consumer:
Home equity	6	707	0.5
Auto and other consumer	88	4,741	3.2
Total consumer loans	94	5,448	3.7

Commercial business loans	13	4,528	3.0

Total loans	183	$149,542	100.0%

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Total TDR loans	$2,244	$3,544
Allowance for loan losses related to TDR loans	28	41
Total nonaccrual TDR loans	108	81

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three and nine months ended September 30, 2020 or September 30, 2019.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during three and nine months ended September 30, 2020.

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the three and nine months ended September 30, 2019, by type of concession granted.

	Number	Rate	Term	Combination	Total
	of Contracts	Modification	Modification	Modification	Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$—	$50	$—	$50

Post-modification outstanding recorded investment
One- to four-family	1	$—	$51	$—	$51

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2019.

	Number	Rate	Term	Combination	Total
	of Contracts	Modification	Modification	Modification	Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$—	$—	$48	$48

No additional funds were committed to be advanced in connection with impaired loans at September 30, 2020.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	September 30, 2020			December 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$2,072	$108	$2,180	$2,290	$81	$2,371
Multi-family	—	—	—	107	—	107
Commercial real estate	—	—	—	643	—	643
Home equity	64	—	64	160	—	160
Commercial business	—	—	—	263	—	263

Total TDR loans	$2,136	$108	$2,244	$3,463	$81	$3,544

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2020 and December 31, 2019, were $73.0 million and $93.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2020		December 31, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$ 171,905	0.17%	$ 168,983	0.86%
Transaction accounts	390,867	0.01%	276,496	0.03%
Money market accounts	398,144	0.31%	248,086	0.46%
Certificates of deposit	293,540	1.00%	308,080	1.85%

	$ 1,254,456	0.36%	$ 1,001,645	0.84%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Within one year or less	$190,613	$241,127
After one year through two years	62,920	42,274
After two years through three years	25,020	11,167
After three years through four years	7,769	6,593
After four years through five years	7,218	6,919
After five years	—	—

	$293,540	$308,080

Brokered certificates of deposits of $92.6 million and $51.6 million are included in the September 30, 2020 and December 31, 2019 certificate of deposits totals above, respectively.

Deposits at September 30, 2020 and December 31, 2019, included $79.9 million and $57.3 million, respectively, in public fund deposits. Investment securities with a carrying value of $39.0 million and $35.5 million were pledged as collateral for these deposits at September 30, 2020 and December 31, 2019, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Savings	$176	$397	$785	$1,085
Transaction accounts	5	26	28	98
Money market accounts	362	312	1,118	945
Certificates of deposit	862	1,406	3,653	4,005

	$1,405	$2,141	$5,584	$6,133

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

The effective tax rates were 24.4% and 18.9% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2020 and 2019 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans. An estimate for the penalty on the BOLI contract surrendered this year is included in the 2020 tax provision resulting in a higher effective tax rate.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share data)		(In thousands, except share data)
Numerator:
Net income	$3,675	$2,510	$6,524	$6,796

Denominator:
Basic weighted average common shares outstanding	9,257,252	9,854,973	9,409,754	9,930,069
Dilutive restricted stock grants	6,723	48,368	29,484	76,738
Diluted weighted average common shares outstanding	9,263,975	9,903,341	9,439,238	10,006,807

Basic earnings per share	$0.40	$0.25	$0.69	$0.68

Diluted earnings per share	$0.40	$0.25	$0.69	$0.68

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2020 and 2019, there were 754,301 and 794,042 shares in the ESOP that remain unallocated, respectively.

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. There were 6,723 and 5,248 restricted stock award anti-dilutive weighted-average shares for the three months ended  September 30, 2020 and 2019 respectively. There were 29,484 and 17,344 restricted stock award anti-dilutive weighted-average shares for the nine months ended September 30, 2020 and 2019 respectively.

Note 7 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An annual principal and interest payment of $835,000 was made by the ESOP during the nine months ended September 30, 2020.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation expense related to the ESOP for the three months ended  September 30, 2020 and 2019, was $99,000 and $185,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2020 and 2019, was $359,000 and $512,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Allocated shares	280,507	227,473
Committed to be released shares	13,221	26,514
Unallocated shares	754,301	794,042

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$7,468	$14,396

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At September 30, 2020, there were 456,541 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. At September 30, 2020, there were no shares available for grant under the 2015 EIP. At this date, there are 273,800 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the three months ended September 30, 2020 and 2019, 63,459 and 23,400 shares of restricted stock were awarded, respectively, and no stock options were granted. There were 126,059 and 23,400 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2020 and 2019. Awarded shares of restricted stock vest ratably over periods ranging from three to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the stated period.

For the three months ended September 30, 2020 and 2019, total compensation expense for the equity incentive plans was $362,000 and $251,000, respectively. For the nine months ended September 30, 2020 and 2019, total compensation expense for the equity incentive plans was $917,000 and $804,000, respectively.

Included in the above compensation expense for the three months ended September 30, 2020 and 2019, directors' compensation was $102,000 and $86,000, respectively. For the nine months ended September 30, 2020 and 2019, directors' compensation was $273,000 and $256,000, respectively.

The following table provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2020	277,400	$14.68
Granted	63,459	11.93
Vested	(50,244)	13.58
Canceled (1)	(10,088)	13.58
Forfeited	(3,600)	12.70

Non-vested at September 30, 2020	276,927	$14.32

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Nine Months Ended
	September 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	264,300	$14.60
Granted	126,059	12.97
Vested	(50,244)	13.58
Canceled (1)	(10,088)	13.58
Forfeited	(53,100)	13.36

Non-vested at September 30, 2020	276,927	$14.32

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the total cost of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2020, there was $3.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.20 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$97,143	$—	$97,143
ABS agency	—	73,618	—	73,618
ABS corporate	—	32,747	—	32,747
Corporate debt	—	33,230	—	33,230
SBA	—	23,864	—	23,864
MBS agency	—	92,402	—	92,402
MBS corporate	—	16,107	—	16,107
	$—	$369,111	$—	$369,111

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$39,282	$—	$39,282
ABS agency	—	28,858	—	28,858
ABS corporate	—	40,855	—	40,855
Corporate debt	—	9,643	—	9,643
SBA	—	28,459	—	28,459
MBS agency	—	160,167	—	160,167
MBS corporate	—	8,316	—	8,316
	$—	$315,580	$—	$315,580

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,355	$6,355

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,389	$6,389

At September 30, 2020 and December 31, 2019, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2020
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$16,776	$16,776	$16,776	$—	$—
Investment securities available for sale	369,111	369,111	—	369,111	—
Loans held for sale	4,754	4,754	—	4,754	—
Loans receivable, net	1,061,417	1,055,850	—	—	1,055,850
FHLB stock	5,944	5,944	—	5,944	—
Accrued interest receivable	7,367	7,367	—	7,367	—
Mortgage servicing rights, net	1,545	1,710	—	—	1,710

Financial liabilities
Demand deposits	$960,916	$960,916	$960,916	$—	$—
Time deposits	293,540	296,123	—	296,123	—
Borrowings	109,150	110,744	—	110,744	—
Accrued interest payable	51	51	—	51	—

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

Loans receivable, net - At September 30, 2020, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

General

First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington, through its Seattle lending center and ten full-service branches. Our business and operating strategy is focused on building sustainable earnings through employing experienced bankers, diversifying our loan product mix, expanding our deposit product offerings that deliver value-added solutions, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the lending and depository needs of Western Washington. While we have a concentration of first lien one- to four-family mortgage loans, we continue to increase our origination and portfolio balances of commercial real estate and multi-family real estate. We have also increased our auto and consumer loans, through indirect and purchased auto loan programs, in order to diversify our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to generate interest income. We offer consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, as a way to provide cost effective liquidity and manage interest rate risk.

First Northwest is affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by several factors, including interest rates paid on competing time deposits, alternative investment options available to our customers, account maturities, the number and quality of our deposit originators, digital delivery systems, branding and customer acquisition, and the overall level of personal income and savings in the markets where we do business. Lending activities are influenced by the demand for funds, our credit policies, the number and quality of our lenders and credit underwriters, digital delivery systems, branding and customer acquisition, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, and gains and losses from sales of securities.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for losses inherent in our loan portfolio through our allowance for loan losses. As credit metrics improve, such as a loan's risk rating, increased property values, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net income.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and customer acquisition expenses, expenses related to real estate and personal property owned, and other expenses.

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

◦	Facilitating government programs like the Small Business Administration's Paycheck Protection Program ("SBA PPP") and Main Street Lending Program ("MSLP") established by the Federal Reserve.
◦	Investing in our communities. We contributed to and will continue to support non-profit organizations in the communities we serve.
•	For our shareholders and regulators:
◦	Maintained our capital ratios at strong levels and materially increased our provision for loan losses to $4.1 million for the first nine months of 2020, compared to $669,000 for all of 2019.
◦	Increased on balance sheet liquidity, specifically Cash and Cash Equivalents increased by $3.3 million, a 6.9% increase over December 31, 2019. The investment portfolio, a secondary source of liquidity, increased by $53.5 million, or 17.0%, as well.

On March 23, 2020, the State of Washington announced the Stay Home, Stay Healthy order for all residents, resulting in the closing of businesses or a substantial reduction in business activity. Conditions have since improved in most of the counties within our footprint allowing many businesses to expand services or reopen under current guidelines. The sectors that continue to be most heavily impacted include hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments. At September 30, 2020, the Company’s exposure as a percent of the total loan portfolio to these industries was 4.9%, 0.2%, and 4.6%, respectively.

The Company worked with a number of loan customers on loan deferral and forbearance plans. As of September 30, 2020, the Company had granted payment deferral plans on 346 loans totaling $174.9 million compared to 297 loans totaling $128.4 million as of June 30, 2020. These modifications were not classified as TDRs at September 30, 2020, in accordance with the guidance of the CARES Act and related regulatory guidance. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 pandemic. For additional information on COVID-19 deferrals, see Note 3 of the Notes to Consolidated Financial Statements contained in "Item 1, Financial Statements."

During the quarter ended September 30, 2020, we provided assistance to many small businesses through the SBA's Paycheck Protection Program. This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extends the repayment start date until after the SBA finalizes the application process for loan forgiveness.

We processed $32.2 million of loans for 515 customers through the SBA PPP program as of September 30, 2020. The average loan amount approved was approximately $63,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process.

Loan processing fees paid to the Bank from the SBA of 5% on loans of $350,000 or less, 3% on loans of more than $350,000 but less than $2.0 million, and 1% for loans of $2.0 million or more are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan, or two years, as a yield adjustment on the loans. As of September 30, 2020, the Company had received $1.4 million in processing fees. When a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. At such time that any of these loans are forgiven or repaid before the scheduled maturity, we expect an increase in interest income and the net interest margin during that period.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets. Total assets increased to $1.56 billion at September 30, 2020 from $1.30 billion at December 31, 2019.

Total loans, excluding loans held for sale, increased $182.9 million to $1.06 billion at September 30, 2020, from $878.4 million at December 31, 2019. During the nine months ended September 30, 2020, one- to four-family residential loans increased $11.7 million, as we sold 65.6% of one- to four-family residential loans originated during the year. Multi-family loans increased $31.4 million as we continued to build this part of the loan portfolio. Commercial real estate loans increased by $27.6 million as we continue to build our lending presence in King and Whatcom Counties as well as continued lending in our legacy markets. Commercial business loans increased $81.4 million as we funded PPP loans and increased balances generated through the Northpointe Bank Mortgage Participation Program (NBMPP) during 2020. The NBMPP provides interim financing to mortgage originators based on the contractual sale agreement of a mortgage loan. We are also attracting new commercial business clients due to our hiring efforts and investment into customer focused, experienced commercial bankers. Auto and other consumer loans decreased $337,000. Competition for quality commercial credits remains; however, impacts of the COVID-19 pandemic effect both the supply and demand for credit. Refinance activity of one- to-four family residential loans was robust during the nine-month period.

Construction and land loans increased $38.0 million, or 102.2%, to $75.2 million at September 30, 2020, from $37.2 million at December 31, 2019. The majority of our construction loans are geographically dispersed throughout the Puget Sound region and, as a result, are susceptible to risks that may vary depending on the nature and location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and intend to begin utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans. In March 2020, the vast majority of construction projects in Washington State were put on hold as a result of Governor Jay Inslee’s “Stay Home, Stay Safe” order. By June 30, 2020, most projects were able to restart under specific criteria. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of this point in time, we have no reason to believe that any of the projects in process will not be completed.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. For the majority of 2019, we decreased our construction lending, which resulted in a decline in construction balances at the end of the year compared to 2018. In the fourth quarter of 2019 and the first nine months of 2020, we increased production in construction lending and our commitments increased accordingly. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$16,090	$25,865	$1,478	$—	$43,433
Multi-family residential	—	67,620	—	8,020	75,640
Commercial real estate	8,897	33,833	2,807	—	45,537
Total commitment	$24,987	$127,318	$4,285	$8,020	$164,610

Construction Funds Disbursed
One- to four-family residential	$7,762	$14,579	$565	$—	$22,906
Multi-family residential	—	25,634	—	—	25,634
Commercial real estate	7,877	10,313	55	—	18,245
Total disbursed	$15,639	$50,526	$620	$—	$66,785

Undisbursed Commitment
One- to four-family residential	$8,328	$11,286	$913	$—	$20,527
Multi-family residential	—	41,986	—	8,020	50,006
Commercial real estate	1,020	23,520	2,752	—	27,292
Total undisbursed	$9,348	$76,792	$3,665	$8,020	$97,825

Land Funds Disbursed
One- to four-family residential	$4,588	$2,133	$349	$—	$7,070
Commercial real estate	—	1,350	—	—	1,350
Total disbursed for land	$4,588	$3,483	$349	$—	$8,420

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2019	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,915	$23,969	$496	$—	$39,380
Multi-family residential	—	27,241	—	—	27,241
Commercial real estate	6,381	563	3,120	—	10,064
Total Commitment	$21,296	$51,773	$3,616	$—	$76,685

Construction Funds Disbursed
One- to four-family residential	$5,242	$10,734	$151	$—	$16,127
Multi-family residential	—	10,465	—	—	10,465
Commercial real estate	2,704	563	58	—	3,325
Total disbursed	$7,946	$21,762	$209	$—	$29,917

Undisbursed Commitment
One- to four-family residential	$9,673	$13,235	$345	$—	$23,253
Multi-family residential	—	16,776	—	—	16,776
Commercial real estate	3,677	—	3,062	—	6,739
Total undisbursed	$13,350	$30,011	$3,407	$—	$46,768

Land Funds Disbursed
One- to four-family residential	$4,904	$1,343	$—	$—	$6,247
Commercial real estate	1,023	—	—	—	1,023
Total disbursed for land	$5,927	$1,343	$—	$—	$7,270

During the nine months ended September 30, 2020, the Company originated $498.5 million of loans, of which $308.3 million, or 61.8%, were originated in the Puget Sound region, $159.1 million, or 31.9%, in the North Olympic Peninsula, $12.8 million, or 2.6%, in other areas throughout Washington State, and $18.3 million, or 3.7%, in Oregon. The Company purchased an additional $28.7 million in one- to four-family loans, $26.1 million in specialty auto loans, $2.1 million in other consumer loans, and $2.0 million in multifamily loans, during the nine months ended September 30, 2020. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses increased $3.3 million, or 35.1%, to $13.0 million at September 30, 2020, from $9.6 million at December 31, 2019. The increase was due to a $4.1 million loan loss provision, offset by net charge-offs of $737,000 for the nine-month period. The provision is largely attributed to qualitative factor adjustments made in response to the economic impact of the COVID-19 pandemic, as well as to account for growth in the loan portfolio. The allowance for loan losses as a percentage of total loans at September 30, 2020 and December 31, 2019 was 1.2% and 1.1%, respectively.

Nonperforming loans increased $1.3 million, or 72.5%, to $3.0 million at September 30, 2020, from $1.7 million at December 31, 2019, mainly attributable to an increase in nonperforming one- to four-family loans of $1.2 million, multi-family loans of $287,000, commercial real estate loans of $57,000, offset by decreases in construction and land loans of $4,000, home equity loans of $38,000, and auto and other consumer loans of $241,000. Nonperforming loans to total loans increased to 0.3% at September 30, 2020, from 0.2% at December 31, 2019. The allowance for loan losses as a percentage of nonperforming loans decreased to 419.9% at September 30, 2020, from 536.1% at December 31, 2019.

At September 30, 2020, there were $2.2 million in restructured loans, of which $2.1 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans decreased $921,000 to $4.0 million at September 30, 2020, from $5.0 million at December 31, 2019.

Net loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We recently removed one of our indirect auto loan product offerings to effectively eliminate new production and reduce future charge-off activity. We continue to monitor the program in order to prudently balance risk and return within the portfolio. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the loan portfolio as of September 30, 2020. As the ultimate impact of the COVID-19 pandemic and response from Federal and State government remains to be seen, we increased the qualitative factor related to the economy this quarter.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2020	December 31, 2019	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$317,755	$306,014	$11,741	3.8%
Multi-family	127,569	96,098	31,471	32.7
Commercial real estate	283,390	255,722	27,668	10.8
Construction and land	75,204	37,187	38,017	102.2
Total real estate loans	803,918	695,021	108,897	15.7

Consumer:
Home equity	34,120	35,046	(926)	(2.6)
Auto and other consumer	111,782	112,119	(337)	(0.3)
Total consumer loans	145,902	147,165	(1,263)	(0.9)

Commercial business loans	123,036	41,571	81,465	196.0

Total loans	1,072,856	883,757	189,099	21.4
Less:
Net deferred loan fees	2,628	206	2,422	1,175.7
Premium on purchased loans, net	(4,196)	(4,514)	318	(7.0)
Allowance for loan losses	13,007	9,628	3,379	35.1
Loans receivable, net	$1,061,417	$878,437	$182,980	20.8

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	September 30, 2020	December 31, 2019	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,939	$698	$1,241	177.8%
Multi-family	287	—	287	100.0
Commercial real estate	166	109	57	52.3
Construction and land	25	29	(4)	(13.8)
Total real estate loans	2,417	836	1,581	189.1

Consumer loans:
Home equity	74	112	(38)	(33.9)
Auto and other consumer	607	848	(241)	(28.4)
Total consumer loans	681	960	(279)	(29.1)

Commercial business	—	—	—	100.0

Total nonperforming loans	3,098	1,796	1,302	72.5

Real estate owned:
Land	—	62	(62)	(100.0)
Total real estate owned	—	62	(62)	(100.0)

Repossessed assets	170	92	78	84.8

Total nonperforming assets	$3,268	$1,950	$1,318	67.6

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%	0.1%	50.0

Investment securities increased $53.5 million, or 17.0%, to $369.1 million at September 30, 2020, from $315.6 million at December 31, 2019, due to the purchase and sale of securities, normal payments and prepayment activity, and an increase in the market value of the portfolio. Mortgage-backed securities represent the largest portion of our investment securities portfolio and totaled $108.5 million at September 30, 2020, or 29.4% of the investment securities portfolio, a decrease during the year of $60.0 million, or 35.6%, from $168.5 million at December 31, 2019. Other investment securities, including municipal bonds and other asset-backed securities, were $260.6 million at September 30, 2020, or 70.6% of the investment securities portfolio, an increase of $113.5 million from $147.1 million at December 31, 2019. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.7 years as of September 30, 2020, and 5.0 years as of December 31, 2019, and had an estimated average repricing term of 4.4 years as of September 30, 2020, and 3.7 years as of December 31, 2019, based on the interest rate environment at those times.

The investment portfolio was comprised of 59.8% in amortizing securities at September 30, 2020 and 81.8% at December 31, 2019. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.38 billion at September 30, 2020, from $1.13 billion at December 31, 2019, primarily due to an increase in deposits of $252.8 million.

Deposit balances increased 25.2%, to $1.25 billion at September 30, 2020, from $1.00 billion at December 31, 2019. There was a $150.0 million increase in money market accounts, a $114.3 million increase in transaction accounts, and a $2.9 million increase in savings accounts during the year. The increase in deposits is in large part due to the Federal government's response to the pandemic including stimulus payments, additional unemployment benefits, and deferrals of Federal tax payment due dates. These actions, coupled with decreased spending by consumers and business, resulted in higher deposit balances. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and allow flexibility when competing on retail rates. At September 30, 2020, we had $92.6 million in brokered CDs included in the $293.5 million balance of certificates of deposit.

Equity. Total shareholders' equity increased $3.8 million to $180.6 million for the nine months ended September 30, 2020. The increase was due to an after-tax increase in other comprehensive income of $4.7 million due to the increased value of our available-for-sale securities portfolio offset by realized sales, as well as year-to-date net income of $6.5 million, partially offset by $7.2 million in repurchases of shares of common stock.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

General. Net income increased $1.2 million, or 46.4%, to $3.7 million for the three months ended September 30, 2020, compared to net income of $2.5 million for the three months ended September 30, 2019. The increase is mainly due to an increase in net interest income, noninterest income driven by mortgage revenue, gain on sale of investments, and swap fee program fees which was offset by an increase in noninterest expense due primarily to higher compensation expenses.

Net Interest Income. Net interest income increased $2.3 million to $11.7 million for the three months ended September 30, 2020, compared to $9.4 million for the three months ended September 30, 2019 The yield on average interest-earning assets decreased 38 basis points to 3.82% for the three months ended September 30, 2020, compared to 4.20% for the same period in the prior year. The decrease was due to a lower market interest rates offset by a small increase in the ratio of total loans to assets in the current period compared to one year ago from 67.7% to 68.6%.

The average cost of interest-bearing liabilities decreased 67 basis points to 0.60% for the three months ended September 30, 2020, compared to 1.27% for the same period last year. The decrease was due in part to the management of deposit rates reflecting the low rate environment as well as a reduction in the level and cost of borrowings given the prepayment of higher costing FHLB borrowings in the fourth quarter of 2019 and the first quarter of 2020. Our average cost of FHLB borrowings for the three months ended September 30, 2020 decreased to 1.34% in the third quarter of 2020 compared to 3.16% for the same period one year prior. The cost of interest-bearing deposits decreased by 50 basis points to 0.56% compared to 1.06% for the three months ended September 30, 2019, given decreasing market rates.

Due to the average yield on interest-bearing liabilities decreasing at a faster pace than our interest-earning assets, the net interest margin increased 13 basis points to 3.36% for the three months ended September 30, 2020, from 3.23% for the same period in 2019. For additional information, see Rate/Volume Analysis contained in Item 2 of this Form 10-Q.

Interest Income. Total interest income increased $1.1 million, or 9.1%, to $13.3 million for the three months ended September 30, 2020, from $12.2 million for the comparable period in 2019. Interest and fees on loans receivable increased $1.0 million, to $11.0 million for the three months ended September 30, 2020, from $10.0 million for the three months ended September 30, 2019, due primarily to an increase in the volume of average loans. Average loan yields decreased 23 basis points to 4.45% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a decrease in market rates and an increase in the amount of lower yielding loans as a percentage of loans, including Northpointe and PPP loans.

Interest income on investment securities increased $682,000 to $1.6 million for the three months ended September 30, 2020, compared to $921,000 for the three months ended September 30, 2019, due to a $156.2 million increase in average balances partially offset by an 91 basis point decrease in average yield related to a decrease in the yield on variable rate securities and lower reinvestment market rates. The change in average yield on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities for the three months ended September 30, 2020 decreased $522,000, or 48.0%, compared to the three months ended September 30, 2019, the result of a decrease of $61.8 million in the average balance and a 48 basis point decrease in the average yield in the 2020 period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2020		2019
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$998,586	4.45%	$862,587	4.68%	$1,001
Investment securities	267,911	2.39	111,695	3.30	682
Mortgage-backed securities	110,863	2.04	172,639	2.52	(522)
FHLB stock	4,028	9.63	5,019	7.33	5
Interest-bearing deposits in banks	19,702	0.18	15,413	1.69	(56)
Total interest-earning assets	$1,401,090	3.82%	$1,167,353	4.20%	$1,110

Interest Expense. Total interest expense decreased $1.2 million, or 43.1%, to $1.6 million for the three months ended September 30, 2020, compared to $2.8 million for the three months ended September 30, 2019, mainly due to an $736,000, or 34.0% decrease in interest paid on deposits. Interest on borrowings decreased $486,000 or 70.3%. Interest expense on deposits decreased for the three months ended September 30, 2020, due to lower rates offsetting the impact of increased balances. The average balance of interest-bearing deposits increased $202.3 million, or 25.1%, to $1.01 billion for the three months ended September 30, 2020, from $806.7 million for the three months ended September 30, 2019, as we continued to target deposit growth in new and existing market areas as well as the industry-wide impact of stimulus related deposits during the pandemic. During the three months ended September 30, 2020, the average balance of savings accounts increased $6.0 million and the related weighted-average cost decreased 54 basis points compared to the same period in 2019. The average balance of certificates of deposit balances grew $43.1 million and the weighed-average cost decreased by 96 basis points, mainly as a result of the utilization of brokered CDs. During the three months ended September 30, 2020, the average balance of money market accounts increased $125.7 million compared to the same period in the prior year. The average cost of deposits decreased by 50 basis points to 0.56% for the three months ended September 30, 2020, from 1.06% for the three months ended September 30, 2019. Borrowing costs decreased due to the prepayment of higher cost term borrowings in the fourth quarter of 2019 and the first quarter of 2020and a reduction in the average rate paid during the most recent quarter compared to the same period in 2019.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2020		2019
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$174,475	0.40%	$168,495	0.94%	$(221)
Transaction accounts	143,890	0.01	116,328	0.09	(21)
Money market accounts	371,335	0.39	245,640	0.51	50
Certificates of deposit	319,341	1.08	276,247	2.04	(544)
Borrowings	61,244	1.34	87,492	3.16	(486)
Total interest-bearing liabilities	$1,070,285	0.60%	$894,202	1.27%	$(1,222)

Provision for Loan Losses. The provision for loan losses was $1.3 million during the three months ended September 30, 2020, compared to a $170,000 recovery of loan losses for the three months ended September 30, 2019. This was mainly due to an increase to the economic qualitative factor resulting from the uncertainty surrounding COVID-19 and its potential impact on the loans in our portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Provision for (recovery of) loan losses	$1,350	$(170)
Net charge-offs	(452)	(118)
Allowance for loan losses	13,007	9,443
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	3,098	1,322
Allowance for loan losses as a percentage of nonaccrual loans at end of period	419.9%	714.3%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%
Total loans	$1,072,856	$846,057

Noninterest Income. Noninterest income increased $2.8 million or 149.7%, to $4.7 million for the three months ended September 30, 2020, from $1.9 million for the three months ended September 30, 2019, primarily due to the gain on sales of mortgage loans of $1.7 million, the gain on sale of investment securities of $969,000, and an increase in the cash surrender value of bank owned life insurance (BOLI) of $475,000. The increase in the cash surrender of BOLI in the third quarter of was due to a surrender of an underperforming policy and the subsequent reinvestment of the proceeds into a different policy. A yield enhancement on the new policy was captured up front which resulted in recognition of $406,000 in cash surrender value. Fees received from participation in a loan swap program generated $396,000. Loan and deposit fees decreased by $131,000 due to fewer non-sufficient funds fees as transaction volume reduced during the quarter as well as customers generally carrying higher balances in their deposit accounts.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$868	$999	$(131)	(13.1)%
Mortgage servicing fees, net of amortization	148	44	104	236.4
Net gain on sale of loans	1,725	655	1,070	163.4
Net gain on sale of investment securities	969	—	969	100.0
Increase in cash surrender value of bank-owned life insurance	622	147	475	323.1
Other income	449	70	379	541.4
Total noninterest income	$4,781	$1,915	$2,866	149.7%

Noninterest Expense. Noninterest expense increased $1.6 million, or 19.7%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to a 27.2% increase in compensation and benefits driven by additional staffing and a 366.3% increase in commissions paid on loan production. Occupancy and equipment increased 17.7% due to increased spending on infrastructure to support growth and advertising increased 44.7%

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$6,070	$4,771	$1,299	27.2%
Data processing	640	680	(40)	(5.9)
Occupancy and equipment	1,367	1,161	206	17.7
Supplies, postage, and telephone	254	208	46	22.1
Regulatory assessments and state taxes	262	209	53	25.4
Advertising	285	197	88	44.7
Professional fees	361	278	83	29.9
FDIC insurance premium	86	(72)	158	(219.4)
FHLB prepayment penalty	—	344	(344)	(100.0)
Other expense	756	648	108	16.7
Total	$10,081	$8,424	$1,657	19.7%

Provision for Income Tax. Income tax expense of $1.4 million was recorded for the three months ended September 30, 2020, compared to $580,000 for the three months ended September 30, 2019, generally due to a decrease in income before taxes of $2.0 million and a penalty recorded related to the surrender of the bank owned life insurance policy. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019

General. Net income decreased $272,000, or 4.0%, to $6.5 million for the nine months ended September 30, 2020, compared to net income of $6.7 million for the nine months ended September 30, 2019, due to an increase in provision for loan losses and noninterest expense partially offset by an increase in noninterest income.

Net Interest Income. Net interest income increased $2.5 million to $31.2 million for the nine months ended September 30, 2020, from $28.7 million for the nine months ended September 30, 2019. This increase was mainly the result of an increase in average earning assets of $118.7 million. The yield on average interest-earning assets decreased 37 basis points to 3.85% for the nine months ended September 30, 2020, compared to 4.22% for the same period in the prior year due to the decrease in market rates. The net interest margin decreased 3 basis points to 3.20% for the nine months ended September 30, 2020, from 3.23% for the same period in 2019.

The $2.5 million increase in net interest income during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was the result of a $2.4 million decrease in interest expense driven by an improvement in the cost of interest-bearing liabilities which was partially offset by a decrease in interest income. The decrease in interest expense of borrowings of $1.8 million was the main contributor to the increase in net interest income.

The average cost of interest-bearing liabilities decreased to 0.85% for the nine months ended September 30, 2020, compared to 1.28% for the same period last year, due primarily to decreases in borrowing volume of $1.1 million and decreases attributable to rates of $760,000.

Interest Income. Total interest income increased $150,000, or 0.4%, to $37.7 million for the nine months ended September 30, 2020, from $37.5 million for the comparable period in 2019, primarily due to a decrease in the average yields on interest-earning assets. Interest and fees on loans receivable increased $508,000, to $31.1 million for the nine months ended September 30, 2020, from $30.6 million for the nine months ended September 30, 2019, related to an increase in the average balance of net loans receivable of $61.6 million compared to the prior year. Average loan yields decreased 24 basis points to 4.45% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Interest income from total securities decreased $184,000 to $6.3 million for the nine months ended September 30, 2020 from $6.4 million for the same period in 2019. While the average balance of total securities increased $51.9 million, the average yield decreased 50 basis points. Interest income on investment securities increased $1.1 million, or 37.5%, to $4.0 million for the nine months ended September 30, 2020, compared to $2.9 million for the nine months ended September 30, 2019, due to an increase in the average balance of $94.4 million partially offset by a decrease in average yield of 80 basis points compared to the same period in 2019. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed securities for the nine months ended September 30, 2020 decreased $1.3 million, or 36.0%, to $2.3 million compared to $3.5 million for the nine months ended September 30, 2019, reflecting a $42.5 million decrease in the average balance and a decrease in yield of 42 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2020		2019
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$933,843	4.45%	$872,259	4.69%	$508
Investment securities	210,571	2.53	116,180	3.33	1,088
Mortgage-backed securities	135,925	2.22	178,411	2.64	(1,272)
FHLB stock	4,390	6.04	6,310	5.66	(69)
Interest-bearing deposits in banks	20,637	0.55	13,468	1.88	(105)
Total interest-earning assets	$1,305,366	3.85%	$1,186,628	4.22%	$150

Interest Expense. Total interest expense decreased $2.4 million, or 27.4%, to $6.4 million for the nine months ended September 30, 2020, compared to $8.9 million for the nine months ended September 30, 2019, due to a decrease in borrowing costs of $1.9 million, or 69.1%. Interest expense on deposit costs decreased for the nine months ended September 30, 2020, by $549,000 due to a 22 basis point decrease in the average cost. The average balance of interest-bearing deposits increased $132.9 million, or 16.6%, to $932.0 million for the nine months ended September 30, 2020, from $799.1 million for the nine months ended September 30, 2019, as we continued to target growth in deposits in new and existing market areas and stimulus deposits related to the pandemic.

During the nine months ended September 30, 2020, interest expense on cost of certificates of deposit increased due to an increase in average balance of $63.6 million partially offset by a decrease in the average rate paid of 54 basis points, compared to the nine months ended September 30, 2019. During the same period, the average balances of savings, transaction, and money market accounts increased $9.3 million, $11.7 million and $48.3 million, respectively. The average cost of all deposit products decreased to 0.80% for the nine months ended September 30, 2020, from 1.02% for the nine months ended September 30, 2019. Borrowing costs decreased as higher rate long term advances were prepaid during the six months.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2020		2019
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$171,085	0.61%	$161,764	0.89%	$(300)
Transaction accounts	127,333	0.03	115,681	0.11	(70)
Money market accounts	305,373	0.49	257,045	0.49	173
Certificates of deposit	328,197	1.48	264,573	2.02	(352)
Borrowings	70,763	1.58	120,194	3.01	(1,877)
Total interest-bearing liabilities	$1,002,751	0.85%	$919,257	1.28%	$(2,426)

Provision for Loan Losses. The provision for loan losses was $4.1 million during the nine months ended September 30, 2020, primarily due to the uncertainty in economic conditions created by the ongoing COVID-19 pandemic and growth in the loan portfolio, and was $420,000 for the nine months ended September 30, 2019, primarily due to charge-off activity in our indirect auto loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Provision for loan losses	$4,116	$420
Net charge-offs	(737)	(510)
Allowance for loan losses	13,007	9,443
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	3,098	1,322
Allowance for loan losses as a percentage of nonaccrual loans at end of period	419.9%	714.3%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.3%	0.2%
Total loans	$1,072,856	$846,057

Noninterest Income. Noninterest income increased $6.6 million, or 144.2%, to $11.2 million for the nine months ended September 30, 2020, from $4.6 million for the nine months ended September 30, 2019, mainly due to an increase in gain on sale of mortgage loans of $3.3 million. Gain on sale of investments for the nine months ended September 30, 2020, totaled $2.2 million compared to $57,000 recognized in the first nine months of 2019. The cash surrender value of bank-owned life insurance increased $1.1 million in the first nine months of 2020 due to a BOLI restructure that resulted in recognition of market gains as well as additional investment in BOLI.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,514	$2,899	$(385)	(13.3)%
Mortgage servicing fees, net of amortization	(9)	143	(152)	(106.3)
Net gain on sale of loans	4,109	830	3,279	395.1
Net gain on sale of investment securities	2,235	57	2,178	3,821.1
Increase in cash surrender value of bank-owned life insurance	1,577	435	1,142	262.5
Other income	782	225	557	247.6
Total noninterest income	$11,208	$4,589	$6,619	144.2%

Noninterest Expense. Noninterest expense increased $5.2 million, or 21.4%, to $29.7 million for the nine months ended September 30, 2020, compared to $24.5 million for the nine months ended September 30, 2019, primarily as a result of an increase in compensation and benefits as well as occupancy and equipment as we added staff to generate revenue. Compensation and benefits also increased due to an $1.6 million increase in commissions paid on increased mortgage and commercial loan production as well as one-time pandemic related payments made to staff. We also incurred a one-time FHLB prepayment penalty of $210,000 as we retired long term debt to reduced interest expense.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$17,397	$14,097	$3,300	23.4%
Data processing	2,099	1,978	121	6.1
Occupancy and equipment	4,063	3,409	654	19.2
Supplies, postage, and telephone	749	678	71	10.5
Regulatory assessments and state taxes	659	573	86	15.0
Advertising	934	569	365	64.1
Professional fees	1,115	907	208	22.9
FDIC insurance premium	156	82	74	90.2
FHLB prepayment penalty	210	344	(134)	(39.0)
Other expense	2,363	1,859	504	27.1
Total	$29,745	$24,496	$5,249	21.4%

Provision for Income Tax. An income tax expense of $2.1 million was recorded for the nine months ended September 30, 2020, compared to $1.6 million for the nine months ended September 30, 2019, due to an increase in income before taxes of $250,000 and recognition of a tax penalty for early surrender of a BOLI investment. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at September 30, 2020 and 2019. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

		Three Months Ended September 30,						Nine Months Ended September 30,
	At September 30, 2020	2020			2019			2020			2019
		Average	Interest		Average	Interest		Average	Interest		Average	Interest
	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)							(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	4.28%	$998,586	$11,097	4.45%	$862,587	$10,096	4.68%	$933,843	$31,169	4.45%	$872,259	$30,661	4.69%
Investment securities	2.61	267,911	1,603	2.39	111,695	921	3.30	210,571	3,988	2.53	116,180	2,900	3.33
Mortgage-backed securities	2.07	110,863	565	2.04	172,639	1,087	2.52	135,925	2,264	2.22	178,411	3,536	2.64
FHLB dividends	4.85	4,028	97	9.63	5,019	92	7.33	4,390	199	6.04	6,310	268	5.66
Interest-bearing deposits in banks	0.10	19,702	9	0.18	15,413	65	1.69	20,637	85	0.55	13,468	190	1.88
Total interest-earning assets (2)	3.72	1,401,090	13,371	3.82	1,167,353	12,261	4.20	1,305,366	37,705	3.85	1,186,628	37,555	4.22

Interest-bearing liabilities:
Savings accounts	0.17	$174,475	$176	0.40	$168,495	$397	0.94	$171,085	$785	0.61	$161,764	$1,085	0.89
Transaction accounts	0.01	143,890	5	0.01	116,328	26	0.09	127,333	28	0.03	115,681	98	0.11
Money market accounts	0.31	371,335	362	0.39	245,640	312	0.51	305,373	1,118	0.49	257,045	945	0.49
Certificates of deposit	1.00	319,341	862	1.08	276,247	1,406	2.04	328,197	3,653	1.48	264,573	4,005	2.02
Total deposits	0.36	1,009,041	1,405	0.56	806,710	2,141	1.06	931,988	5,584	0.80	799,063	6,133	1.02
Borrowings	0.75	61,244	205	1.34	87,492	691	3.16	70,763	840	1.58	120,194	2,717	3.01
Total interest-bearing liabilities	0.39	1,070,285	1,610	0.60	894,202	2,832	1.27	1,002,751	6,424	0.85	919,257	8,850	1.28

Net interest income			$11,761			$9,429			$31,281			$28,705
Net interest rate spread	3.33			3.22			2.93			3.00			2.94
Net earning assets		$330,805			$273,151			$302,615			$267,371
Net interest margin (3)				3.36			3.23			3.20			3.23
Average interest-earning assets to average interest-bearing liabilities		130.9%			130.5%			130.2%			129.1%

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

	Three Months Ended			Nine Months Ended
	September 30, 2020 vs. 2019			September 30, 2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest earning assets:
Loans receivable, net	$1,583	$(582)	$1,001	$2,177	$(1,669)	$508
Investments	899	(739)	160	1,514	(1,698)	(184)
FHLB stock	(18)	23	5	(82)	13	(69)
Other(1)	18	(74)	(56)	101	(206)	(105)
Total interest-earning assets	$2,482	$(1,372)	$1,110	$3,710	$(3,560)	$150

Interest-bearing liabilities:
Savings accounts	$14	$(235)	$(221)	$63	$(363)	$(300)
Interest-bearing transaction accounts	6	(27)	(21)	10	(80)	(70)
Money market accounts	160	(110)	50	178	(5)	173
Certificates of deposit	219	(763)	(544)	963	(1,315)	(352)
Borrowings	(207)	(279)	(486)	(1,117)	(760)	(1,877)
Total interest-bearing liabilities	$192	$(1,414)	$(1,222)	$97	$(2,523)	$(2,426)

Net change in interest income	$2,290	$42	$2,332	$3,613	$(1,037)	$2,576

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2020 and the year ended December 31, 2019, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2020, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$190,613	$87,940	$14,987	$—	$293,540
FHLB advances	59,150	25,000	25,000	—	109,150
Operating leases	461	766	782	2,241	4,250
Borrower taxes and insurance	1,986	—	—	—	1,986
Deferred compensation	389	230	64	356	1,039
Total contractual obligations	$252,599	$113,936	$40,833	$2,597	$409,965

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2020:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$2,918	$—	$—	$—	$2,918
Variable-rate	7,600	—	—	—	7,600
Unfunded commitments under lines of credit or existing loans	38,366	37,919	—	72,484	148,769
Standby letters of credit	182	—	—	—	182
Total commitments	$49,066	$37,919	$—	$72,484	$159,469

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and cash equivalents totaled $52.1 million, and unpledged securities classified as available-for-sale with a market value of $281.9 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $267.4 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $29.4 million were pledged as of September 30, 2020.

At September 30, 2020, we had $10.5 million in loan commitments outstanding, $149.0 million in undisbursed loans and standby letters of credit, including $97.8 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of September 30, 2020 totaled $190.6 million, or 64.9% of certificates of deposit with a weighted-average rate of 0.73%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates have recently declined. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At September 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $9.6 million.

Capital Resources

At September 30, 2020, shareholders' equity totaled $180.7 million, or 11.5% of total assets. Our book value per share of common stock was $17.65 at September 30, 2020, compared to $16.48 at December 31, 2019.

At September 30, 2020, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Federal at September 30, 2020.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$156,405	10.5%	$59,428	4.0%	$74,285	5.0%
Common equity tier I (to risk-weighted assets)	156,405	14.7	47,826	4.5	69,083	6.5
Tier I risk-based capital (to risk-weighted assets)	156,405	14.7	63,769	6.0	85,025	8.0
Total risk-based capital (to risk-weighted assets)	169,690	16.0	85,025	8.0	106,281	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic continues to rapidly evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2020 - July 31, 2020	74,005	$11.90	64,237	77,556
August 1, 2020 - August 31, 2020	41,717	11.38	41,717	35,839
September 1, 2020 - September 30, 2020	39,759	11.80	35,839	—
Total	155,481	$11.72	141,793

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 9,768 shares, 0 shares, and 320 shares, respectively, for the periods indicated. The Company also repurchased 0, 0, and 3,600 of unvested restricted stock awards, respectively, upon a participant's separation from service.

(2) On December 5, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 535,097 shares of its common stock, or approximately 5% of its shares of common stock issued and outstanding as of December 2, 2019. As of September 30, 2020, a total of 535,097 shares, or 100.0% percent of the shares authorized in the December 2019 stock repurchase plan, have been purchased at an average cost of $12.58 per share, leaving 0 shares available for future purchases.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 6, 2020	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2020	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)