Form 10-K
period 2020-12-31
First Northwest Bancorp
filed 2021-03-15
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 5, 2021, the registrant had 10,119,299 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2020, was $124,889,111.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP

2020 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2020 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS (Continued)

As used in this report, the terms, "we," "our," and "us," and "Company" refer to First Northwest Bancorp and its consolidated subsidiary, unless the context indicates otherwise. When we refer to "First Federal" or the "Bank" in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K ("Form 10-K"), including information included or incorporated by reference, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements often identified by words such as "believes," "expects," "anticipates," "estimates," or similar expressions.

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the scope and duration of the COVID-19 pandemic;

•	the effects of the COVID-19 pandemic, including on our credit quality and operations, as well as its impact on general economic conditions;

•	legislative or regulatory changes, including actions taken by governmental authorities in response to the COVID-19 pandemic;

•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;

•	a decrease in the market demand for loans that we originate for sale;

•	our ability to control operating costs and expenses;

•	whether our management team can implement our operational strategy including but not limited to our efforts to achieve loan and revenue growth;

•

our ability to successfully execute on merger and/or acquisition strategies and integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related cost savings within expected time frames;

•	our ability to successfully execute on growth strategies related to our entry into new markets;

•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;

•	our ability to attract and retain deposits;

•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services;

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

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. Due to these risks, uncertainties and assumptions, we cannot assure that the forward-looking statements discussed in this report will occur, and you should not put undue reliance on any forward-looking statements.

Available Information

The Company provides an Investor Relations link on its website (www.ourfirstfed.com) to the Securities and Exchange Commission’s ("SEC") website (www.sec.gov) for purposes of providing copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements. Other than an investor’s own Internet access charges, these filings are available free of charge. The information contained on our website is not included as part of, or incorporated by reference into, this Form 10-K.

PART I

Item 1. Business

General

First Northwest Bancorp ("First Northwest" or the "Company"), a Washington corporation, is the bank holding company for First Federal Savings and Loan Association of Port Angeles ("First Federal" or the "Bank").

At December 31, 2020, the Company had total assets of $1.65 billion, net loans of $1.14 billion, total deposits of $1.33 billion, and total shareholders' equity of $186.4 million. The Company's business activities have generally been limited to passive investment activities and oversight of its investment in First Federal. In 2019, the Company entered into a partnership to strategically invest up to $3 million into fintech-related businesses which may result in the development of additional investment opportunities. Aside from this investment, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Federal.

First Northwest is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). First Federal is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks ("DFI") and by the Federal Deposit Insurance Corporation ("FDIC"). First Federal is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

First Federal is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. We have ten full-service branches and a lending center located in Seattle.

We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. Over the last five years we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans and more recently have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

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

Clallam County has a population of approximately 77,331 and estimated median family income of $57,126. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 7.8% at December 31, 2020, compared to 6.3% at December 31, 2019. By comparison, the unemployment rate for the state of Washington was 6.0%, and the national average was 6.7% at December 31, 2020.

Jefferson County has a population of approximately 31,729 and estimated median family income of $54,471. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 7.4% at December 31, 2020, compared to 5.3% at December 31, 2019.

Kitsap County has a population of approximately 271,473 and estimated median family income of $79,624. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 6.0% at December 31, 2020, compared to 4.1% at December 31, 2019.

Whatcom County has a population of approximately 229,247 and estimated median family income of $69,372. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 7.0% at December 31, 2020, compared to 4.8% at December 31, 2019.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $102,594. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 4.3% at December 31, 2020, compared to 2.1% at December 31, 2019.

Our business plan includes the intent to extend our operations beyond our current base to areas throughout the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound inlet of the Pacific Ocean that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.3 million, or 29.5% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area harboring a well-developed urban center along the eastern portion of Puget Sound. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Burlington (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, clean technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Corporation and Microsoft, two major industry leaders, and more recently, Amazon.com. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile, the region's workforce is generally highly educated. Washington's geographic proximity to the Pacific Rim along with a deep-water port has made it a center for international trade, which contributes significantly to the regional economy. The Washington ports make Washington the fourth largest exporting state in the nation, and the top five trading partners with Washington include China, Mexico, Canada, Japan and Korea. Tourism has also developed into a major industry, due to the scenic beauty, temperate climate, and easy accessibility. Maritime industry employment, supported by the trade and fishing industries, is also an important employment sector.

For a discussion regarding the competition in our primary market area, see "Competition."

Lending Activities

General. First Federal’s principal lending activities are concentrated in real estate secured loans with first lien one- to four-family mortgage, commercial, and multi-family loans. First Federal also makes construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans, manufactured home loans, and home-equity loans and lines of credit.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,								June 30,
	2020		2019		2018		2017		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$309,828	26.8%	$306,014	34.6%	$336,178	38.7%	$355,391	45.2%	$328,243	44.7%	$308,471	49.3%
Multi-family	162,467	14.1	96,098	10.9	82,331	9.5	73,767	9.4	58,101	7.9	46,125	7.4
Commercial real estate	296,574	25.7	255,722	28.9	253,235	29.1	202,956	25.8	202,038	27.5	161,182	25.7
Construction and land	123,627	10.7	37,187	4.2	54,102	6.2	71,145	9.0	71,630	9.8	50,351	8.0
Total real estate loans	892,496	77.3	695,021	78.6	725,846	83.5	703,259	89.4	660,012	89.9	566,129	90.4

Consumer:
Home equity	33,103	2.9	35,046	4.0	37,629	4.3	38,473	4.9	35,869	4.9	33,909	5.4
Auto and other consumer	128,233	11.1	112,119	12.7	87,357	10.0	28,106	3.6	21,043	2.9	9,023	1.5
Total consumer loans	161,336	14.0	147,165	16.7	124,986	14.3	66,579	8.5	56,912	7.8	42,932	6.9

Commercial business loans	100,201	8.7	41,571	4.7	18,898	2.2	16,303	2.1	17,073	2.3	16,924	2.7

Total loans	1,154,033	100.0%	883,757	100.0%	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%

Less:
Net deferred loan fees	4,346		206		292		724		904		1,182
Premium on purchased loans, net	(6,129)		(4,514)		(3,947)		(2,454)		(2,216)		(2,280)
Allowance for loan losses	13,847		9,628		9,533		8,760		8,523		7,239
Total loans, net	$1,141,969		$878,437		$863,852		$779,111		$726,786		$619,844

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,								June 30,
	2020		2019		2018		2017		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate:
One- to four-family	$202,399	17.5%	$193,919	21.9%	$214,359	24.5%	$219,511	27.9%	$215,706	29.4%	$198,984	31.8%
Multi-family	77,788	6.7	35,955	4.1	20,756	2.4	19,786	2.5	1,370	0.2	9,596	1.5
Commercial real estate	118,610	10.3	74,386	8.4	75,637	8.7	58,656	7.5	38,423	5.2	46,082	7.4
Construction and land	38,732	3.4	20,449	2.3	36,208	4.2	23,791	3.0	21,582	2.9	17,399	2.7
Total real estate loans	437,529	37.9	324,709	36.7	346,960	39.8	321,744	40.9	277,081	37.7	272,061	43.4
Consumer:
Home equity	18,479	1.6	18,596	2.1	18,056	2.1	14,586	1.8	12,582	1.7	8,845	1.4
Auto and other consumer	127,813	11.1	111,585	12.6	86,681	10.0	27,303	3.5	20,170	2.7	7,991	1.3
Total consumer loans	146,292	12.7	130,181	14.7	104,737	12.1	41,889	5.3	32,752	4.4	16,836	2.7
Commercial business loans	89,126	7.7	32,933	3.7	5,507	0.6	6,066	0.8	5,688	0.8	6,607	1.1
Total fixed-rate loans	672,947	58.3	487,823	55.1	457,204	52.5	369,699	47.0	315,521	42.9	295,504	47.2

Adjustable-rate loans:
Real estate:
One- to four-family	107,429	9.3	112,095	12.7	121,819	14.0	135,880	17.3	112,537	15.4	109,487	17.5
Multi-family	84,679	7.3	60,143	6.8	61,575	7.1	53,981	6.9	56,731	7.7	36,529	5.8
Commercial real estate	177,964	15.4	181,336	20.5	177,598	20.4	144,300	18.4	163,615	22.3	115,100	18.4
Construction and land	84,895	7.4	16,738	1.9	17,894	2.1	47,354	6.0	50,048	6.8	32,952	5.3
Total real estate loans	454,967	39.4	370,312	41.9	378,886	43.6	381,515	48.6	382,931	52.2	294,068	47.0
Consumer:
Home equity	14,624	1.3	16,450	1.9	19,573	2.3	23,887	3.0	23,287	3.2	25,064	4.0
Auto and other consumer	420	—	534	0.1	676	0.1	803	0.1	873	0.1	1,032	0.2
Total consumer loans	15,044	1.3	16,984	2.0	20,249	2.4	24,690	3.1	24,160	3.3	26,096	4.2
Commercial business loans	11,075	1.0	8,638	1.0	13,391	1.5	10,237	1.3	11,385	1.6	10,317	1.6
Total adjustable-rate loans	481,086	41.7	395,934	44.9	412,526	47.5	416,442	53.0	418,476	57.1	330,481	52.8

Total loans	1,154,033	100.0%	883,757	100.0%	869,730	100.0%	786,141	100.0%	733,997	100.0%	625,985	100.0%
Less:
Net deferred loan fees	4,346		206		292		724		904		1,182
Premium on purchased loans, net	(6,129)		(4,514)		(3,947)		(2,454)		(2,216)		(2,280)
Allowance for loan losses	13,847		9,628		9,533		8,760		8,523		7,239
Total loans, net	$1,141,969		$878,437		$863,852		$779,111		$726,786		$619,844

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2020. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2021 that have fixed interest rates is $618.0 million, while the total amount of loans due after such date that have adjustable interest rates is $464.8 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Ten Years		Beyond Ten Years		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$18	6.80%	$205	3.69%	$1,028	3.96%	$17,190	3.45%	$291,387	3.94%	$309,828	3.91%
Multi-family	1,864	5.27	16,959	3.79	2,405	4.25	121,645	3.50	19,594	4.59	162,467	3.70
Commercial real estate	8,564	4.55	15,051	4.69	19,457	4.18	252,317	4.29	1,185	3.47	296,574	4.31
Construction and land	8,696	5.37	36,406	4.74	11,866	4.97	28,723	4.44	37,936	4.44	123,627	4.64
Consumer:
Home equity	1,590	3.98	779	4.94	216	4.58	6,310	4.54	24,208	4.36	33,103	4.39
Auto and other consumer	635	8.45	6,542	4.98	17,853	6.02	37,788	6.55	65,415	6.57	128,233	6.44

Commercial business loans	49,806	5.53	29,929	1.79	12,714	3.26	2,885	4.96	4,867	4.44	100,201	2.74

Total loans	$71,173	5.07%	$105,871	3.74%	$65,539	4.65%	$466,858	4.25%	$444,592	4.42%	$1,154,033	4.31%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans

The following table shows at December 31, 2020 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$119,099	38.5%	$142,554	46.0%	$3,515	1.1%	$265,168	85.6%	$44,660	14.4%	$309,828	26.8%
Multi-family	8,647	5.3	148,179	91.2	5,641	3.5	162,467	100.0	—	—	162,467	14.1
Commercial real estate	58,193	19.6	208,179	70.2	25,981	8.8	292,353	98.6	4,221	1.4	296,574	25.7
Construction and land	14,585	11.8	92,122	74.5	16,920	13.7	123,627	100.0	—	—	123,627	10.7
Total real estate loans	200,524	22.5	591,034	66.2	52,057	5.8	843,615	94.5	48,881	5.5	892,496	77.3

Consumer loans:
Home equity	28,466	86.0	4,637	14.0	—	—	33,103	100.0	—	—	33,103	2.9
Auto and other consumer	12,746	9.9	17,653	13.8	1,523	1.2	31,922	24.9	96,311	75.1	128,233	11.1
Total consumer loans	41,212	25.5	22,290	13.8	1,523	0.9	65,025	40.3	96,311	59.7	161,336	14.0

Commercial business loans	35,876	35.8	16,117	16.1	3	—	51,996	51.9	48,205	48.1	100,201	8.7

Total loans	$277,612	24.1%	$629,441	54.5%	$53,583	4.6%	$960,636	83.2%	$193,397	16.8%	$1,154,033	100.0%

____________

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(3) Includes loans located primarily in California and Ohio.

One- to Four-Family Real Estate Lending. At December 31, 2020, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $309.8 million, or 26.8%, of our total loan portfolio, including $44.5 million, or 14.4%, of loans secured by properties outside the state of Washington, primarily purchased loan pools in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Federal, adjustable rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2020, the average interest rate on our adjustable-rate mortgage loans was approximately 69 basis points over the fully indexed rate. As of December 31, 2020, we had $107.4 million, or 9.3%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2020, $296.6 million, or 25.7%, and $162.5 million, or 14.1%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2020, we have identified $63.4 million of our commercial real estate portfolio as owner-occupied commercial real estate and $395.6 million is secured by income producing, or non-owner-occupied, commercial real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

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

During the year ended December 31, 2020, we provided assistance to many small businesses through the Small Business Administration's Paycheck Protection Program ("SBA PPP"). This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extends the repayment start date until after the SBA finalizes the application process for loan forgiveness.

We processed $32.2 million of loans for 515 customers through the SBA PPP program as of December 31, 2020. The average loan amount approved was approximately $63,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We received $1.4 million of fee income for loans originated in 2020 which is accreted into income over the life of the loan. The remaining fee balance is taken into income when the loan pays off. We recognized deferred fee income of $643,000 for the year ended December 31, 2020, through SBA PPP loan accretion and payoff activity. We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2020, we had $178.0 million in adjustable-rate commercial real estate loans and $84.7 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, The Wall Street Journal prime rate, or a similar term FHLB borrowing rate.

During 2019, the Bank moved away from the London Interbank Offered Rate ("LIBOR") as a market index in anticipation of its complete sunset in 2023 and in order to mitigate the transition of existing loans tied to LIBOR to a new index, which has yet to be determined. We currently utilize LIBOR on floating rate SWAP deals; however, these contracts stipulate that we can use a different index upon the sunset of LIBOR. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 4.15% at December 31, 2020. Of the adjustable-rate commercial loans, 99.87% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 15.47% at December 31, 2020.

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

Once we make a commercial real estate or multi-family loan, we monitor the relationship at least annually to assure the borrower continues to meet certain loan requirements as set forth at origination, which may include an annual inspection of the property. Commercial and multi-family real estate loans of $1.5 million or greater are subject to a formal credit review of the entire lending relationship at least annually, which includes detailed financial and cash flow analysis, covenant compliance and annual risk rating certification. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$158,964	34.6%	$96,098	27.3%	$74,511	22.2%
Office building	58,715	12.8	52,420	14.9	52,290	15.6
Hospitality	50,243	10.9	51,055	14.5	51,134	15.3
Retail	45,645	9.9	48,487	13.8	50,409	15.0
Mixed use	19,920	4.3	16,589	4.7	24,293	7.2
Health care	16,365	3.6	12,390	3.5	10,186	3.0
Self-storage	12,290	2.7	10,269	2.9	11,641	3.5
Warehouse	7,193	1.5	6,263	1.7	6,028	1.8
Vehicle dealership	1,169	0.2	2,451	0.7	2,560	0.8
Manufacturing	—	—	—	—	3,765	1.1
Other non-owner occupied	25,121	5.5	12,228	3.5	10,833	3.2

Total non-owner occupied	395,625	86.0	308,250	87.5	297,650	88.7

Owner occupied
Health care	21,595	4.7	14,091	4.0	11,586	3.5
Office building	10,455	2.3	6,873	2.0	4,335	1.3
Retail	7,713	1.7	2,631	0.7	2,801	0.9
Vehicle dealership	6,716	1.5	7,249	2.1	7,705	2.3
Mixed use	4,487	1.0	1,370	0.4	1,429	0.4
Warehouse	4,444	1.0	3,351	1.0	2,997	0.9
Manufacturing	2,103	0.5	2,138	0.6	2,150	0.6
Hospitality	346	0.1	361	0.1	486	0.1
Other owner-occupied	5,557	1.2	5,506	1.6	4,427	1.3

Total owner occupied	63,416	14.0	43,570	12.5	37,916	11.3

Summary by type
Multi-family	158,964	34.6	96,098	27.3	74,511	22.2
Office building	69,170	15.1	59,293	16.9	56,625	16.9
Retail	53,358	11.6	51,118	14.5	53,210	15.9
Hospitality	50,589	11.0	51,416	14.6	51,620	15.4
Health care	37,960	8.3	26,481	7.5	21,772	6.5
Mixed use	24,407	5.3	17,959	5.1	25,722	7.6
Self-storage	12,290	2.7	10,269	2.9	11,641	3.5
Warehouse	11,637	2.5	9,614	2.7	9,025	2.7
Vehicle dealership	7,885	1.7	9,700	2.8	10,265	3.1
Manufacturing	2,103	0.5	2,138	0.6	5,915	1.7
Other non-owner occupied	25,121	5.5	12,228	3.5	10,833	3.2
Other owner-occupied	5,557	1.2	5,506	1.6	4,427	1.3

Total multi-family and commercial real estate	$459,041	100.0%	$351,820	100.0%	$335,566	100.0%

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

The average outstanding loan in our commercial real estate portfolio, including multi-family loans, was $1.3 million as of December 31, 2020. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2020 consisted of a $20.1 million relationship secured by multi-family real estate, multi-family construction, and commercial real estate in King, Thurston, Pierce, and Kitsap Counties; a $19.0 million relationship secured by multi-family construction in King County, and an $18.6 million relationship secured by multi-family construction in King County.

Construction and Land Lending. Our construction and land loans increased $86.4 million, or 232.4%, to $123.6 million, or 10.7% of the total loan portfolio at December 31, 2020, compared to $37.2 million at December 31, 2019. At December 31, 2020, the undisbursed portion of construction loans in process totaled $155.1 million compared to $46.8 million at December 31, 2019.

First Federal offers an "all-in-one" residential custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. Underwriting criteria on these loans include, but are not limited to, minimum debt service coverage requirements of 1.25 or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria.

Construction loan applications generally require architectural and working plans, a material specifications list, a detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for "work in place" based on detailed line item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress. Our construction administrator reviews all construction projects, inspection reports, and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

At December 31, 2020, the average construction commitment for single-family residential construction was $576,000, for multi-family construction the average commitment was $6.8 million, and it was $2.6 million for commercial real estate construction. The largest construction commitments for multi-family and commercial real estate were $20.0 million and $14.5 million, respectively, at December 31, 2020.

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

The success of land acquisition, development and construction lending is dependent upon successful completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, market conditions, the rates of interest paid, and other factors, actual results are difficult to predict and variations from expectations can have a significant adverse effect on a borrower's ability to repay loans and the value and marketability of the underlying collateral. In addition, because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project. In 2020, we implemented an extension fee matrix to entice borrowers to finish projects on time, which we believe will mitigate risk in this area. We have also engaged with a third-party vendor to review construction budgets and provide a more accurate prediction of costs and completion time.

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

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,
	2020	2019	2018
	(In thousands)

One- to four-family residential	$24,029	$16,127	$17,319
Multi-family residential	73,859	10,465	17,348
Commercial real estate	16,918	3,325	11,008
Land	8,821	7,270	8,427
Total construction and land	$123,627	$37,187	$54,102

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

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2020	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$15,473	$29,827	$1,477	$—	$46,777
Multi-family residential	1,644	145,701	16,637	8,020	172,002
Commercial real estate	2,282	46,103	2,755	—	51,140
Total commitment	$19,399	$221,631	$20,869	$8,020	$269,919

Construction Funds Disbursed
One- to four-family residential	$7,208	$15,976	$845	$—	$24,029
Multi-family residential	1,297	57,262	15,300	—	73,859
Commercial real estate	1,677	14,812	429	—	16,918
Total disbursed	$10,182	$88,050	$16,574	$—	$114,806

Undisbursed Commitment
One- to four-family residential	$8,265	$13,851	$632	$—	$22,748
Multi-family residential	347	88,439	1,337	8,020	98,143
Commercial real estate	605	31,291	2,326	—	34,222
Total undisbursed	$9,217	$133,581	$4,295	$8,020	$155,113

Land Funds Disbursed
One- to four-family residential	$4,350	$2,728	$347	$53	$7,478
Commercial real estate	—	1,343	—	—	1,343
Total disbursed for land	$4,350	$4,071	$347	$53	$8,821

December 31, 2019	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$14,915	$23,969	$496	$39,380
Multi-family residential	—	27,241	—	27,241
Commercial real estate	6,381	563	3,120	10,064
Total commitment	$21,296	$51,773	$3,616	$76,685

Construction Funds Disbursed
One- to four-family residential	$5,242	$10,734	$151	$16,127
Multi-family residential	—	10,465	—	10,465
Commercial real estate	2,704	563	58	3,325
Total disbursed	$7,946	$21,762	$209	$29,917

Undisbursed Commitment
One- to four-family residential	$9,673	$13,235	$345	$23,253
Multi-family residential	—	16,776	—	16,776
Commercial real estate	3,677	—	3,062	6,739
Total undisbursed	$13,350	$30,011	$3,407	$46,768

Land Funds Disbursed
One- to four-family residential	$4,904	$1,343	$—	$6,247
Commercial real estate	1,023	—	—	1,023
Total disbursed for land	$5,927	$1,343	$—	$7,270

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles, and personal lines of credit. At December 31, 2020, home equity loans and lines of credit totaled $33.1 million, or 2.9% of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall capacity of the applicant. Home equity loans are made for the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available up to a maximum loan amount of $750,000 with repayment periods ranging from 5 to 20 years. We also offer, to borrowers who qualify, a five-year home equity line of credit with a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only for the first year. The balance and rate are fixed after five years and the principal amortized over the remaining fifteen year period of the loan up to a maximum of $750,000 if in first lien position. Home equity fixed and line of credit products in second lien positions behind a First Federal mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

We originate, refinance, or purchase auto loans with a maximum term of up to 144 months depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risk involved. Direct and indirect lending sources are used to originate auto loans. At December 31, 2020, auto loans totaled $106.4 million, of which $82.8 million were purchased and $20.5 million were originated through indirect dealer programs described below, the remaining $3.1 million were originated through our branches.

Indirect auto loans are originated with auto dealerships located throughout our market areas through a third-party service provider that also facilitates a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. During 2020, we removed one of our indirect auto loan product offerings, effectively eliminating new production. At December 31, 2020, there were 33 auto dealerships participating in our indirect lending program. Indirect auto loan customers receive a fixed rate loan in an amount and at an interest rate that is based on review of their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. Loans may be made up to the full sales price of the vehicle plus "Additional Vehicle Costs," such as sales tax, dealer preparation fees, license and title fees, service and warranty contracts, and "GAP" insurance coverage obtained in connection with purchase of the vehicle. Accordingly, the amount financed by us may exceed the manufacturer's suggested retail price of the financed vehicle, or in the case of used vehicles the vehicle's value as assigned by the Kelly Blue Book, our primary reference source of used cars, and Additional Vehicle Costs. In January 2017, a "final LTV" was implemented, limiting the loan to value ratio to 100% of the full sales price plus Additional Vehicle Costs. The loan term on indirect auto loans averages 70 months, which is comparable to national auto industry data.

We purchase auto loans through a partnership with a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20%. We receive loan pools each week with complete packages that we are able to underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator helps mitigate risk of loss by facilitating collection efforts should repossession become necessary, for which we would incur a cost. Historically, losses on these types of loans is less than 1% and First Federal had loss rates of 0.0031% and 0.0006% for December 31, 2020 and 2019, respectively.

Because our primary focus for auto loans is on the credit quality of the customer rather than the value of the collateral, the collectability of an auto loan is more likely to be affected by adverse personal circumstances than a single-family first mortgage loan. We rely on the borrower's continuing financial stability, rather than on the value of the vehicle, for repayment.

We began purchasing manufactured home loans during 2020 through a partnership with a loan originator that underwrites and funds loans. These loans range from $18,000 to $335,000 with terms that range from 111 to 300 months. We receive loan pools with complete packages that we are able to underwrite to determine whether to purchase or pass on the loans submitted. The seller retains the servicing on these loans. The collateral may include both real estate and personal property depending on whether or not the title to the subject property has been eliminated. A reserve account equal to approximately 8% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has had an average loss rate of 0.6% since 2007 for this program.

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

Commercial Business Lending. As of December 31, 2020, commercial business loans totaled $100.2 million, or 8.7% of our loan portfolio. Included in commercial business loans was $47.3 million in loans through the Northpointe Bank Mortgage Participation Program ("Northpointe MPP"), which provides interim financing to mortgage originators based on the contractual sale agreement of a mortgage loan. The Northpointe MPP interim loan is funded upon receipt of a valid contractual sale agreement and repaid to us when the cash settlement for that loan occurs and the mortgage originator has been paid, generally within 30 days. Management selects which mortgage originators to finance based on a review of their business, loan pricing, and origination volumes. At our discretion, we may add or remove mortgage originators from time to time. We also have limited our balance of loans made through the Northpointe MPP to $75.0 million at December 31, 2020. The actual balance in the Northpointe MPP can fluctuate significantly due to variances in the timing of funding and repayments, as well as the program's dependence on the ability to maintain mortgage origination volumes, which has resulted in lower average balances. We anticipate lower average balances from Northpointe in 2021 compared to 2020.

During 2020, we provided assistance to many small businesses through the Small Business Administration's Paycheck Protection Program ("PPP"). This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extends the repayment start date until after the SBA finalizes the application process for loan forgiveness. We processed $32.2 million of loans for 515 customers through the SBA PPP program as of December 31, 2020. The average loan amount approved was approximately $63,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. PPP loan balances totaling $23.2 million were included in commercial business loans at December 31, 2020.

The remaining balance of commercial business loans includes lines of credit, term loans, and letters of credit used for general business purposes, including seasonal and permanent working capital, equipment financing, and general investments. These loans are typically secured by business assets, and loan terms vary from one to seven years with floating rates indexed to similar FHLB advance rates, The Wall Street Journal prime rate, LIBOR or other indices. These loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. Our commercial business lending underwriting includes an analysis of the borrower’s financial condition, past, present and future cash flows, and the collateral pledged as security. We generally obtain personal guarantees on our commercial business loans. We focus our commercial lending activities on small-to-medium sized, privately held companies with local or regional businesses that operate in our market area.

Commercial business loans are originated based on the cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Most often, collateral for commercial business loans consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third-party payments can affect the amount of losses we incur in the event of default. Similar to commercial and multi-family real estate loans, commercial business relationships of $1.5 million or greater are subject to a formal review of the entire lending relationship at least annually.

Loan Origination and Underwriting. Our loans are obtained from a variety of sources, including existing or walk-in customers, business development, referrals, and advertising, among others. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are originated by our relationship managers ("RMs") and underwritten centrally with credit presentations submitted for approval to the appropriate individuals and committee(s) with lending authority designated by the Board of Directors (the "Board").

Lending Authority. Through its current policy, the Board delegates lending authority to the Bank’s management and staff and to the Senior Loan Committee ("SLC"). Overdrafts and small business express loans require one signature. The Chief Banking Officer ("CBO") and the Chief Operating Officer ("COO") have the authority to approve overdrafts up to $100,000; the Chief Credit Officer ("CCO"), Chief Financial Officer ("CFO"), and Chief Executive Officer ("CEO") have the authority to approve overdrafts up to $250,000; and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans, which are commercial business loans of $100,000 or less, are approved by the CCO or designated personnel and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount, and has the authority to approve most modifications and extensions of credit in any amount for terms of less than one year.

Mortgage loan underwriters have approval authority up to $667,000. The Director of Mortgage and Consumer Credit has approval authority of $1.0 million, and the CCO has approval authority of $2.0 million. Mortgage loans over $2.0 million are approved by the SLC.

For commercial loans, the CCO has approval authority of $10.0 million based on aggregate credit exposure ("ACE"), and other personnel have approval authority ranging from $500,000 to $1,000,000. Commercial loan relationships over $10.0 million ACE are approved by the SLC.

The Director of Mortgage and Consumer Credit has approval authority for consumer loans up to $500,000 and certain named individuals have authority ranging from $75,000 to $250,000. Additionally, we have assigned authority to approve indirect auto loans meeting our underwriting and pricing criteria to our third-party service provider. Indirect auto loan reports are reviewed daily for adherence to our policies.

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

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $34.8 million at December 31, 2020. First Federal, however, restricts its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly, unless specifically approved by the SLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2020.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$20,127	12	Multi-family Real Estate
18,990	3	Multi-family Construction
18,600	1	Multi-family Construction
17,482	3	Multi-family Construction
17,424	1	Multi-family Construction

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2020, 2019, and 2018, our total originations were $871.3 million, $199.8 million, and $253.4 million, respectively.

During the years ended December 31, 2020, 2019, and 2018, we purchased $88.3 million, $68.0 million, and $70.4 million of loans, respectively. During the last year, the majority of loan pool purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles. A secondary source of purchased loans were commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines.

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

We sell residential first mortgage loans in the secondary market. The majority of residential mortgages we originate are fixed rate, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2020, 2019, and 2018, we sold $184.4 million, $58.0 million, and $25.7 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party purchasers, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2020, we were servicing $268.2 million of loans for others. We earned mortgage servicing income of $452,000, $424,000, and $454,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Mortgage servicing rights for these loans had a fair value of $2.2 million at December 31, 2020. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $2.7 million at December 31, 2020. There were no loans repurchased during the years ended December 31, 2020, 2019, and 2018.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk or generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We retain a greater than 50 percent ownership interest in the loan and loan servicing rights in order to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2020, we sold $13.4 million in commercial real estate loan participations, and during the year ended December 31, 2019, we sold $650,000 in commercial real estate construction loan participations.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential and commercial real estate loans was $6.4 million, $1.1 million and $577,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$247,802	$59,834	$33,660
Multi-family	42,663	—	247
Commercial real estate	55,641	2,900	26,212
Construction and land	59,623	26,981	29,610
Home equity	5,994	5,594	7,214
Auto and other consumer	2,970	17,327	26,704
Commercial business	43,964	6,519	2,666
Total fixed-rate	458,657	119,155	126,313
Adjustable-rate:
One- to four-family	25,606	15,419	7,414
Multi-family	50,749	8,104	11,202
Commercial real estate	34,472	25,128	60,641
Construction and land	185,686	22,252	36,611
Home equity	13,183	8,118	5,322
Auto and other consumer	—	3	4
Commercial business	102,988	1,670	5,884
Total adjustable-rate	412,684	80,694	127,078
Total loans originated	871,341	199,849	253,391

Purchases by type:
One- to four-family	28,652	167	1,096
Multi-family	2,000	19,679	1,258
Commercial real estate	—	6,000	23,307
Auto	37,626	42,188	44,736
Manufactured homes	20,003	—	—
Total loans purchased	88,281	68,034	70,397
Sales and Repayments:
One- to four-family loans sold	184,356	58,039	25,668
Commercial real estate loans sold	—	—	5,736
Total loans sold	184,356	58,039	31,404
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	504,990	195,817	208,795
Total reductions	689,346	253,856	240,199
Net loan activity	$270,276	$14,027	$83,589

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. We had $4.3 million, $206,000 and $292,000 of net deferred loan fees at December 31, 2020, 2019, and 2018, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

Asset Quality

Management of asset quality includes loan performance monitoring and reporting as well as utilization of both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of origination through final repayment, all loans are assigned a risk rating based on pre-determined criteria. The risk rating is monitored annually for most loans and may change during the life of the loan as appropriate.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2020.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$132	—%	1	$29	—%	4	$161	0.1%
Construction and land	—	—	—	3	26	—	3	26	—
Total real estate loans	3	132	—	4	55	—	7	187	—

Consumer loans:
Auto and other consumer	8	138	0.1	27	137	0.1	35	275	0.2
Total consumer loans	8	138	0.1	27	137	0.1	35	275	0.2

Total loans	11	$270	—%	31	$192	—%	42	$462	—%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans that have been restructured. Nonperforming assets as a percent of total assets was 0.1% at December 31, 2020, 2019, and 2018. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,				June 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$912	$698	$759	$681	$1,042	$2,413
Multi-family	284	—	—	—	—	—
Commercial real estate	157	109	133	378	426	474
Construction and land	26	29	44	52	28	91
Total real estate loans	1,379	836	936	1,111	1,496	2,978

Home equity	73	112	369	365	398	167
Auto and other consumer	821	848	245	59	21	112
Total consumer loans	894	960	614	424	419	279

Commercial business	—	—	173	—	—	—

Total nonaccrual loans	2,273	1,796	1,723	1,535	1,915	3,257

Real estate owned:
One- to four-family	—	—	—	—	86	—
Construction and land	—	62	72	—	—	22
Total real estate owned	—	62	72	—	86	22

Repossessed personal property	2	92	52	23	18	59

Total nonperforming assets	$2,275	$1,950	$1,847	$1,558	$2,019	$3,338

TDR loans:
One- to four-family	$2,162	$2,371	$2,442	$3,341	$4,029	$4,285
Multi-family	—	107	110	115	118	122
Commercial real estate	—	643	663	910	1,397	1,314
Total real estate loans	2,162	3,121	3,215	4,366	5,544	5,721

Home equity	62	160	258	270	312	464
Commercial business	—	263	272	283	289	360
Total restructured loans	$2,224	$3,544	$3,745	$4,919	$6,145	$6,545

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%	0.2%	0.2%	0.3%	0.5%
Nonperforming TDR loans included in total nonaccrual loans and total restructured loans above	$108	$81	$84	$393	$673	$944

For the years ended December 31, 2020, 2019, and 2018, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $686,000, $301,000 and $279,000, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $85,000, $50,000 and $99,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2020, there were 71 loans totaling $29.3 million that continue to accrue interest but for which management has elevated concerns about the ability of these borrowers to comply with loan repayment terms. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real estate we acquire as a result of collection efforts is classified as real estate owned. These properties are recorded at the lower of its cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Other repossessed property, including automobiles, are also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2020, we had one auto in repossessed personal property owned with a book value of $2,000. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed.

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

As of December 31, 2020, we had loans with an aggregate principal balance of $2.2 million that were identified as TDR loans, of which all but $108,000 were performing in accordance with their revised payment terms and on accrual status. Included in the allowance for loan losses at December 31, 2020 was a reserve of $26,000 related to TDR loans. Nonaccrual TDR loans are classified as substandard while accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

As previously noted, in late March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. See "COVID-19 Loan Modifications" below.

COVID-19 Loan Modifications. The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. During the year ended December 31, 2020, the Company made COVID-19 pandemic related modifications on 357 loans totaling $177.6 million. The majority of these borrowers had resumed making payments as of December 31, 2020 and only 19 loans totaling $2.3 million remained on deferral status as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8,"Financial Statements and Supplementary Data," of this Form 10-K for additional information.

The following table sets forth the information with respect to loans still on COVID-19 modification status as of December 31, 2020 (dollars in thousands):

	Count	Balance	Percent
	(Dollars in Thousands)
Real Estate:
One-to-four family	3	$450	19.2%
Multi-family	1	918	39.0
Commercial real estate	1	657	28.0
Construction and land	1	67	2.9
Total real estate loans	6	2,092	89.1

Consumer:
Home equity	—	—	—
Auto and other consumer	13	257	10.9
Total consumer loans	13	257	10.9

Commercial business loans	—	—	—

Total loans	19	$2,349	100.0%

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets as substandard, doubtful or loss. An asset is considered substandard when material conditions are identified which raise issues about the financial capacity, collateral or other conditions which may compromise the borrower’s ability to satisfactorily perform under the terms of the loan. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make near term collection or liquidation highly questionable and improbable. Assets classified as loss are those considered uncollectible or of no material value. Assets that do not currently expose us to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are classified by us as either watch or special mention assets. Our credit administration department, management, and the Board review the analysis and approve the specific loan loss allowance for these loans.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2020, 2019, and 2018, we had classified loans of $7.5 million, $5.0 million, and $3.4 million, respectively. We had no other classified assets at these dates. In addition, at December 31, 2020 we had $24.0 million of special mention loans.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2020	2019	2018
	(In thousands)
Real estate loans:
One- to four-family	$1,771	$869	$978
Multi-family	284	297	—
Commercial real estate	4,155	1,294	1,372
Construction and land	64	29	44
Total real estate loans	6,274	2,489	2,394

Consumer loans:
Home equity	154	227	482
Auto and other consumer	868	955	317
Total consumer loans	1,022	1,182	799

Commercial business loans	232	1,279	173

Total loans	$7,528	$4,950	$3,366

The following table shows at December 31, 2020, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,132	0.4%	$—	—%	$1,132	0.4%	$639	0.2%	$1,771	0.6%
Multi-family	—	—	284	0.2	284	0.2	—	—	284	0.2
Commercial real estate	106	—	4,049	1.4	4,155	1.4	—	—	4,155	1.4
Construction and land	36	—	28	—	64	0.1	—	—	64	0.1
Total real estate loans	1,274	0.1	4,361	0.5	5,635	0.6	639	0.1	6,274	0.7

Consumer loans:
Home equity	154	0.5	—	—	154	0.5	—	—	154	0.5
Auto and other consumer	85	0.1	593	0.5	678	0.5	190	0.1	868	0.7
Total consumer loans	239	0.1	593	0.4	832	0.5	190	0.1	1,022	0.6

Commercial business loans	232	0.2	—	—	232	0.2	—	—	232	0.2

Total loans	$1,745	0.2%	$4,954	0.4%	$6,699	0.6%	$829	0.1%	$7,528	0.7%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Loan Losses. The allowance for loan losses was $13.8 million, or 1.2% of total loans, at December 31, 2020, compared to $9.6 million, or 1.1%, at December 31, 2019. On a quarterly basis, management prepares a report of the allowance for loan losses and establishes the provision for credit losses based on its analysis of the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, regulatory examination results, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. When determining the appropriate loss factors in fiscal 2020, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Bank's COVID-19 loan modification program.

Quantitative analysis is necessary to calculate accounting estimates for loan loss reserves, and we also recognize that qualitative factors such as economic, market, industry and political changes can adversely affect loan quality. These qualitative factors are updated and approved by management on a quarterly basis. Each quarter, a report on the allowance for loan losses, including the application and discussion of quantitative and qualitative factors established during the quarter, is reviewed by the Board's loan/asset quality committee and presented for approval to the full Board. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by the amount of actual loan charge-offs, net of recoveries, and improvements in asset quality.

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

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2020, we had impaired loans of $5.5 million, compared to $6.4 million at December 31, 2019.

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

Management believes that our allowance for loan losses as of December 31, 2020 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their evaluation of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,								June 30,
	2020		2019		2018		2017		2017		2016
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,469	26.8%	$3,024	34.6%	$3,297	38.7%	$3,061	45.2%	$3,071	44.7%	$2,992	49.3%
Multi-family	1,764	14.1	888	10.9	762	9.5	648	9.4	511	7.9	341	7.4
Commercial real estate	3,420	25.7	2,243	28.9	2,289	29.1	1,847	25.8	1,735	27.5	1,268	25.7
Construction and land	1,461	10.7	399	4.2	585	6.2	648	9.0	683	9.8	599	8.0
Home equity	368	2.9	454	4.0	480	4.3	787	4.9	818	4.9	833	5.4
Auto and other consumer	2,642	11.1	2,261	12.7	1,611	10.0	712	3.6	523	2.9	310	1.5
Commercial business	429	8.7	208	4.7	334	2.2	265	2.1	1,168	2.3	335	2.7
Unallocated	294	—	151	—	175	—	792	—	14	—	561	—
Total	$13,847	100.0%	$9,628	100.0%	$9,533	100.0%	$8,760	100.0%	$8,523	100.0%	$7,239	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2020	2019	2018	2017	2017	2016
	(Dollars in thousands)
Allowance at beginning of period	$9,628	$9,533	$8,760	$8,523	$7,239	$7,111
Charge-offs:
One- to four-family	—	—	(18)	—	—	(75)
Commercial real estate	—	—	—	—	—	(18)
Construction and land	(5)	—	—	—	—	(17)
Home equity	—	—	—	(47)	(81)	(77)
Auto and other consumer	(992)	(884)	(638)	(159)	(252)	(172)
Commercial business	—	(3)	—	—	(5)	(7)
Total charge-offs	(997)	(887)	(656)	(206)	(338)	(366)

Recoveries:
One- to four-family	58	5	5	102	113	64
Construction and land	5	2	2	1	2	33
Home equity	13	45	25	22	156	63
Auto and other consumer	94	259	222	117	89	59
Commercial business	—	2	1	1	2	42
Total recoveries	170	313	255	243	362	261

Net (charge-offs) recoveries	(827)	(574)	(401)	37	24	(105)
Provision for loan losses	5,046	669	1,174	200	1,260	233
Balance at end of period	$13,847	$9,628	$9,533	$8,760	$8,523	$7,239

Net (charge-offs) recoveries as a percentage of average loans outstanding	(0.1)%	(0.1)%	—%	—%	—%	—%

Net (charge-offs) recoveries as a percentage of average nonperforming assets	(39.1)%	(30.4)%	(23.9)%	4.4%	0.9%	(2.3)%

Allowance as a percentage of nonperforming loans	609.2%	536.1%	553.3%	570.7%	445.1%	222.3%

Allowance as a percentage of total loans	1.2%	1.1%	1.1%	1.1%	1.2%	1.2%

Average loans receivable, net	$970,039	$865,372	$819,372	$839,456	$682,957	$536,706

Average total loans	$978,799	$870,696	$826,055	$739,263	$689,704	$542,855

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

Securities. Total investment securities increased $48.7 million, or 15.4%, to $364.3 million at December 31, 2020, from $315.6 million at December 31, 2019, mainly as a result of purchases partially offset by sales and principal payments.

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

ABS and MBS corporate securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our MBS corporate securities consist of fixed and variable rate mortgages issued by various corporations, and our ABS corporate securities consist of a mix of variable rate collateralized loan obligations in managed funds, which we believe have sufficient subordination to mitigate the risk of loss on these investments, and certain corporate debt securities. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our rated corporate securities are considered investment grade and non-rated corporate securities are subject to regular internal review to ensure they meet the Company's investment criteria.

During the fourth quarter of 2019, the Bank marked all of its held to maturity investments as available for sale in order to provide greater flexibility to manage changes in the investment portfolio. Management does not intend to place securities into a held-to-maturity portfolio in the foreseeable future.

As a member of the FHLB, we had an average balance of $4.5 million in stock of the FHLB for the twelve months ended December 31, 2020. We received $255,000, $332,000, and $311,000 in dividends from the FHLB during the years ended December 31, 2020, 2019, and 2018, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2020		2019		2018
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$122,667	$127,862	$39,524	$39,282	$882	$869
U.S. government agency issued asset-backed securities (ABS agency)	62,934	63,820	29,796	28,858	26,125	25,752
Corporate issued asset-backed securities (ABS corporate)	29,661	29,280	41,728	40,855	37,897	36,723
Corporate issued debt securities (Corporate debt)	35,408	35,510	9,986	9,643	9,986	9,888
U.S. Small Business Administration securities (SBA)	18,420	18,564	28,423	28,459	35,936	35,670
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	61,859	62,683	159,697	160,167	147,205	143,455
Corporate issued mortgage-backed securities (MBS corporate)	26,458	26,577	8,374	8,316	10,953	10,610
Total available for sale	357,407	364,296	317,528	315,580	268,984	262,967

Securities held to maturity:
Municipal bonds	—	—	—	—	11,919	11,962
SBA	—	—	—	—	302	301
Mortgage-backed:
MBS agency	—	—	—	—	31,282	30,727
Total held to maturity	—	—	—	—	43,503	42,990

FHLB stock	5,977	5,977	6,034	6,034	6,927	6,927

Total securities	$363,384	$370,273	$323,562	$321,614	$319,414	$312,884

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2020 and December 31, 2019, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2020
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$301	4.25%	$1,461	2.70%	$120,905	2.49%	$122,667	2.50%	$127,862
ABS agency	—	—	—	—	—	—	62,934	2.01	62,934	2.01	63,820
ABS corporate	—	—	—	—	27,701	2.77	1,960	1.25	29,661	2.67	29,280
Corporate debt	—	—	1,863	6.78	33,545	4.33	—	—	35,408	4.46	35,510
SBA	—	—	47	0.68	11,861	2.22	6,512	2.09	18,420	2.17	18,564
Mortgage-backed:
MBS agency	80	1.59	76	1.36	—	—	61,703	1.44	61,859	1.44	62,683
MBS corporate	—	—	12,369	4.09	—	—	14,089	2.72	26,458	3.36	26,577
Total securities available for sale	$80	1.59%	$14,656	4.41%	$74,568	3.39%	$268,103	2.13%	$357,407	2.49%	$364,296

	December 31, 2019
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$1,983	2.24%	$13,104	2.46%	$24,437	3.05%	$39,524	2.81%	$39,282
Agency bonds	—	—	—	—	—	—	—	—	—	—	—
ABS agency	—	—	—	—	8,879	4.27	20,917	4.40	29,796	4.36	28,858
ABS corporate	—	—	—	—	12,641	5.60	29,087	3.66	41,728	4.25	40,855
Corporate debt	—	—	—	—	9,986	3.63	—	—	9,986	3.63	9,643
SBA	—	—	60	2.32	13,850	3.19	14,513	3.26	28,423	3.23	28,459
Mortgage-backed:
MBS agency	—	—	13,360	2.32	6,261	1.86	140,076	2.50	159,697	2.46	160,167
MBS corporate	—	—	—	—	—	—	8,374	3.03	8,374	3.03	8,316
Total securities available for sale	$—	—%	$15,403	2.31%	$64,721	3.60%	$237,404	2.93%	$317,528	3.04%	$315,580

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2020, of the 144 investment securities held, there were 36 investment securities with $1.5 million of unrealized losses and a fair value of approximately $99.4 million. At December 31, 2019, of the 103 investment securities held, there were 62 investment securities with $3.0 million of unrealized losses and a fair value of approximately $198.8 million. We had no OTTI on investment securities at either December 31, 2020 or December 31, 2019.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment cash flows are the major sources of our funds for lending, investment, and general business purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and other market conditions. Borrowings from the FHLB are used to supplement the availability of funds from other sources and as a source of term funds to assist in the management of interest rate risk.

Our deposit composition consists of interest and noninterest-bearing checking, savings, money market accounts, and certificates of deposit. We rely on marketing activities, digital channels, branch facilities, mail and contact center services, relationship management, word of mouth referrals, and a broad range of deposit products and payment services to attract and retain customer deposits.

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

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Beginning balance	$1,001,645	$940,260	$885,032
Net deposits	325,209	53,081	49,878
Interest credited	6,663	8,304	5,350
Ending balance	$1,333,517	$1,001,645	$940,260

Net increase	$331,872	$61,385	$55,228

Percent increase	33.1%	6.5%	6.2%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2020		2019		2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$156,241	11.7%	$116,076	11.6%	$114,737	12.2%
Noninterest-bearing transaction	274,930	20.6	160,420	16.0	147,415	15.6
Savings accounts	164,434	12.3	168,983	16.9	143,412	15.3
Money market accounts	429,143	32.2	248,086	24.8	273,344	29.1

Total transaction and savings deposits	1,024,748	76.8	693,565	69.3	678,908	72.2

Certificates:
0.00 – 0.99%	194,565	14.6	12,057	1.2	18,378	2.0
1.00 – 1.99%	63,503	4.8	172,680	17.2	113,093	12.0
2.00 – 2.99%	49,405	3.7	122,120	12.2	129,881	13.8
3.00 – 3.99%	1,296	0.1	1,223	0.1	—	—

Total certificates	308,769	23.2	308,080	30.7	261,352	27.8

Total deposits	$1,333,517	100.0%	$1,001,645	100.0%	$940,260	100.0%

Included in certificates of deposit at December 31, 2020 were $89.6 million of brokered certificates of deposit.

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Federal at the dates indicated.

	December 31,
	2020			2019			2018
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$164,434	12.3%	$(4,549)	$168,983	16.9%	$25,571	$143,412	15.3%	$40,169
Transaction accounts	431,171	32.3	154,675	276,496	27.6	14,344	262,152	27.9	(10,332)
Money-market accounts	429,143	32.2	181,057	248,086	24.8	(25,258)	273,344	29.1	3,292
Fixed-rate certificates which mature in the year ending:
Within 1 year	185,804	13.9	(55,323)	241,127	24.1	93,008	148,119	15.8	8,506
After 1 year but within 2 years	108,122	8.1	65,848	42,274	4.2	(36,692)	78,966	8.4	17,060
After 2 years but within 5 years	14,843	1.1	(9,836)	24,679	2.5	(9,588)	34,267	3.6	(3,440)
Certificates maturing thereafter	—	—	—	—	—	—	—	—	(27)
Total	$1,333,517	100.0%	$331,872	$1,001,645	100.0%	$61,385	$940,260	100.0%	$55,228

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2020.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2021	$40,243	$13,429	$11,718	$—	$65,390	21.1%
June 30, 2021	28,505	11,265	4,108	811	44,689	14.5
September 30, 2021	33,270	3,697	10,296	485	47,748	15.5
December 31, 2021	17,981	3,092	6,904	—	27,977	9.1
March 31, 2022	10,388	13,721	2,012	—	26,121	8.4
June 30, 2022	9,351	7,863	239	—	17,453	5.7
September 30, 2022	11,572	1,435	2,719	—	15,726	5.1
December 31, 2022	9,517	729	1,159	—	11,405	3.7
March 31, 2023	—	2,569	278	—	2,847	0.9
June 30, 2023	374	978	620	—	1,972	0.6
September 30, 2023	16,533	263	1,386	—	18,182	5.9
December 31, 2023	12,386	7	2,023	—	14,416	4.7
Thereafter	4,445	4,455	5,943	—	14,843	4.8

Total	$194,565	$63,503	$49,405	$1,296	$308,769	100.0%

Percent of total	63.0%	20.6%	16.0%	0.4%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2020. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$11,804	$21,091	$21,168	$66,351	$120,414
Certificates of deposit of $100,000 or more	53,586	23,598	54,557	56,614	188,355

Total certificates	$65,390	$44,689	$75,725	$122,965	$308,769

The Federal Reserve requires First Federal to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2020, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight to less than one year advances and longer term advances maturing in one year or more, to supplement our supply of lendable funds, to meet ongoing liquidity needs, and to mitigate interest rate risk.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2020 had pledged loan and security collateral to support a borrowing capacity of $428.6 million. At that date outstanding advances from the FHLB totaled $110.0 million leaving a remaining borrowing capacity of $318.6 million.

First Federal also established a borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2020, we had pledged securities as collateral to support a borrowing capacity of $19.8 million. No funds have been borrowed on this arrangement to date.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$55,000	$65,000	$60,000
FHLB short-term advances	—	45,000	72,600
FHLB overnight borrowings	100,021	90,889	110,723

Average balances:
FHLB long-term advances	$50,000	$56,250	$60,000
FHLB short-term advances	—	3,750	27,658
FHLB overnight borrowings	54,548	53,156	47,049

Weighted average interest rate:
FHLB long-term advances	1.75%	3.34%	3.52%
FHLB short-term advances	—	2.33	1.76
FHLB overnight borrowings	0.60	2.33	2.10

Balance outstanding at end of period:
FHLB long-term advances	$50,000	$50,000	$60,000
FHLB short-term advances	—	45,000	25,000
FHLB overnight borrowings	59,977	17,930	51,552
Total borrowings	$109,977	$112,930	$136,552

Weighted average interest rate at end of period:
FHLB long-term advances	1.53%	2.98%	3.52%
FHLB short-term advances	—	1.79	2.48
FHLB overnight borrowings	0.32	1.80	2.58

Subsidiary and Other Activities

First Federal has one active subsidiary, 202 Master Tenant, LLC, which was formed in August 2016 in partnership with the Peninsula College Foundation in order to participate in a historic tax credit transaction. This entity meets the criteria for reporting under the equity method of accounting.

In December 2019, the Company entered into a limited partnership to strategically invest up to $3.0 million into fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment will be for up to ten years, with cash installments up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2020, $1.4 million had been contributed to this partnership. The Company intends to explore additional opportunities to expand its fintech capabilities that will advance its competitive position.

Competition

We face competition in originating loans from other banks, credit unions, life insurance companies, mortgage bankers, public and private capital markets, and digital lenders. In general, the primary factors in competing for loans are interest rates and rate adjustment provisions, loan maturities, loan fees, and the quality of service. We offer competitive terms and conditions and compete by delivering high-quality, personal service to our customers. Competition for loans is also strong due to the number and variety of institutions competing in our market areas. For instance, competition for loans is particularly intense in the larger markets in the Puget Sound area, such as Seattle, Washington.

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the Internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2020, First Federal’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 36.7% and 22.9%, respectively, and was less than 3% in Whatcom and Kitsap counties.

Employees and Human Capital Resources

At December 31, 2020, we had 230 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good. The Company initiated an internal DEI team to promote a diverse, equitable, and inclusive work environment for all employees. We are committed to emphases on workforce diversity with women representing 35% of our senior management team in 2020.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2020:

Matthew P. Deines, age 47, became President and Chief Executive Officer ("CEO") of First Federal in August 2019, and was elected President, CEO, and director of the Company on December 5, 2019. In over 18 years of banking he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and digital banking, as well as operations, information technology, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of the newly incorporated Sound Financial, Inc., the predecessor to Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Rourke, Sacher & Moulton, LLP. Mr. Deines has been a conference speaker and instructor for the Washington Bankers Association and is actively involved with several non-profit organizations.

Geri Bullard, age 55, is Executive Vice President and Chief Financial Officer of First Federal, a position she has held since March 2020. Ms. Bullard joined First Federal as Senior Vice President and Treasurer in January 2020. Prior to joining First Federal, Ms. Bullard served as Controller at Salal Credit Union, located in Seattle, from August 2018 to January 2020; Chief Financial Officer of First Sound Bank, also in Seattle, from February 2017 to August 2018; Controller at Sound Community Bank from October 2015 to February 2017; and Chief Financial Officer of Bank of Washington from October 2014 to October 2015. Ms. Bullard holds a Bachelor of Science degree from Humboldt State University and is a licensed CPA and CMA

Christopher J. Riffle, age 45, is Executive Vice President and Chief Operating Officer (COO), General Counsel and Corporate Secretary of the Company and First Federal. Mr. Riffle has held the COO position since October 2018 and has served as General Counsel and Corporate Secretary since September 2017. Prior to joining First Federal, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts. Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Federal starting in 2009.

Terry Anderson, age 52, is Executive Vice President and Chief Credit Officer of First Federal, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank, and Bank of America.

Kelly A. Liske, age 44, is Executive Vice President and Chief Banking Officer of First Federal, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Federal from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Federal’s Port Townsend Branch from 2006 until 2011. Prior to joining First Federal, Ms. Liske was employed for 11 years at Washington Mutual where she held various positions in the Retail Banking Division.

Derek J. Brown, age 50, is Executive Vice President and Chief Human Resources and Marketing Officer of First Federal, a position he has held since March 2020. Mr. Brown served as a Senior Vice President and Chief Human Resources and Marketing Officer for First Federal from January 2018 to March 2020, and Senior Vice President and Director of Human Resources from October 2015 to January 2018. Prior to joining First Federal, he served as a Human Resources and business leader at Citibank and held Human Resources leadership roles within the financial, professional services, and healthcare industries. He holds a Bachelor of Science degree in Management and Human Resources from Utah State University, a Master of Business Administration from Weber State University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

Randy T. Riffle, age 45, is Executive Vice President and Chief Lending Officer of First Federal, a position he has held since April 2020. Mr. Riffle has more than two decades of experience in escalating roles such as Chief Credit Officer, Business Banking Sales Executive, and Credit Operations Manager at both the community bank and regional bank level. Mr. Riffle also has served as a board member of the Pacific Coast Banking School, the graduate school of banking held at the University of Washington, since 2015.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Federal up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2020, were $245,000. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

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

Until 2019, FDIC-insured institutions were also required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment rate was adjusted quarterly to reflect changes in the assessment base, which is average assets less tangible equity, and was the same base as used for the deposit insurance assessment. These assessments continued until the bonds matured in 2019, and the final assessment was payable in March of 2019.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework, designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness, based on five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include risk-based capital measures, Tier 1 and common equity Tier 1 capital measures, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of common equity Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets of 6.5% or more (the common equity Tier 1 capital ratio); a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement, or directive to meet a specific capital level. An institution is considered adequately capitalized if it is not well capitalized but it has a total risk-based capital ratio of 8.0% or more; a Tier 1 risk-based capital ratio of 6.0% or more; a common equity Tier 1 capital ratio of 4.5% or more; and a leverage ratio of 4.0% or more. The classifications for "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are also set forth in the regulations. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Further, an institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Federal to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2020, First Federal was categorized as "well capitalized" under the regulatory capital requirements described below. For additional information, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

As of December 31, 2020, First Northwest Bancorp and First Federal each met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Federal to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. For additional information regarding First Northwest Bancorp’s and First Federal’s required and actual capital levels at December 31, 2020, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Des Moines. As a member, First Federal is required to purchase and maintain stock in the FHLB. At December 31, 2020, First Federal held $6.0 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2020, First Federal had $110.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. The Dodd-Frank Act further extended the definition of an "affiliate" and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. First Federal is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low-and moderate -income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. First Federal received a "satisfactory" rating during its most recent CRA examination.

Commercial Real Estate Ratios. The federal banking regulators issued guidance reminding financial institutions to reexamine the existing regulations regarding concentrations in commercial real estate lending, including acquisition, development and construction lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The banking regulators are directed to examine each bank’s exposure to commercial real estate loans that are dependent on cash flow from the real estate held as collateral and to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be considered in evaluating capital adequacy and does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. As of December 31, 2020, First Federal was in compliance with the reserve requirements in place at that time.

Anti-Money Laundering and Anti-Terrorism. The Bank Secrecy Act ("BSA") requires all financial institutions to establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA also sets forth various recordkeeping and reporting requirements (such as reporting suspicious activities that might signal criminal activity) and certain due diligence and "know your customer" documentation requirements.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("Patriot Act"), intended to combat terrorism, was renewed with certain amendments in 2006. In relevant part, the Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (3) requires financial institutions to establish an anti-money laundering compliance program; and (4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records.

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

Regulation and Supervision of First Northwest Bancorp

General. First Northwest Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of First Federal. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that First Northwest Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of First Federal.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $3.0 billion (which was increased from $1.0 billion in conjunction with the Economic Growth, Regulatory Relief, and Consumer Protection Act, which rolls back certain provisions of the Dodd-Frank Act to provide regulatory relief to certain financial institutions) or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled "- Regulation of First Federal - Capital Regulation" and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2020, First Northwest Bancorp and First Federal qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year.

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

The Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010 and imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under "- Regulation of First Federal - Capital Regulations." In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two, or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments; and (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer. In August 2015, the Securities and Exchange Commission ("SEC") adopted a rule mandated by the Dodd-Frank Act that requires a public company to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. The rule is intended to provide shareholders with information that they can use to evaluate a Chief Executive Officer’s compensation.

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

Recent and Proposed Legislation. The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact First Northwest Bancorp's and First Federal’s business. First Northwest Bancorp and First Federal cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the new administration under President Biden has indicated a general intent to regulate the financial services industry more strictly than the administration of his predecessor.

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

COVID-19 Legislation and Regulation. Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, which included $350 billion in stimulus for small businesses under the SBA PPP, along with direct stimulus payments (i.e., "economic impact payments" or "stimulus checks") for many eligible Americans. The initial amounts available under the SBA PPP were exhausted in less than two weeks, which prompted Congress to negotiate additional funding. On April 24, 2020, the Paycheck Protection Program and Health Care Enforcement Act was signed into law to replenish funding to the SBA PPP and to provide other spending for hospitals and virus testing. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extended the repayment start date until after the SBA finalizes the application process for loan forgiveness. Further, on July 3, 2020, the President extended the deadline for potential borrowers to apply for SBA PPP funds until August 8, 2020. More recently, Congress passed the Consolidated Appropriations Act, which was signed into law by the President on December 27, 2020, and included another $284 billion to fund an expansion of the SBA PPP, subject to certain changes in eligibility requirements and program design.

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

First Northwest Bancorp will file a consolidated federal income tax return with First Federal. Accordingly, any cash distributions made by First Northwest Bancorp to its shareholders would be considered taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Federal currently reports its income and expenses on the accrual method of accounting. Beginning with the six months ended December 31, 2017, federal income tax returns are filed using a December 31 year end. Prior periods, through June 30, 2017, used a fiscal year ending on June 30 for filing its federal income tax return.

Corporate Dividends-Received Deduction. First Northwest Bancorp may eliminate from its income dividends received from First Federal as a wholly owned subsidiary of First Northwest Bancorp if it elects to file a consolidated return with First Federal. The corporate dividends-received deduction is 100%, or 65%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 50% of dividends received or accrued on their behalf.

Charitable Contribution Carryovers. The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.

Washington Taxation

First Federal is subject to a business and occupation tax imposed under Washington law at the rate of 1.75% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Item 1A. Risk Factors.

Economy and Our Markets

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom are currently under some level of government restrictions. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. We have also opened several branch lobbies with modified access. In addition, we continue to provide access to banking and financial services through online banking, Interactive Teller Machines ("ITMs"), Automated Teller Machines ("ATMs"), and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

A number of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in changes in the demand for certain loan types, including government sponsored programs such as the Paycheck Protection Program ("PPP"), deposit availability, and market interest rates, and has negatively impacted many of our business and consumer borrowers' ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during the 2021 fiscal year and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of substantial uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, not every borrower may be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

As of December 31, 2020, we hold and service SBA PPP loans with an aggregate balance of $23.2 million. These SBA PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our SBA PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on SBA PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive an SBA PPP loan. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on an SBA PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced an SBA PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

We are an entity separate and distinct from our principal subsidiary, First Federal, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. If the COVID-19 pandemic were to materially adversely affect First Federal’s regulatory capital levels or liquidity, it may result in First Federal being unable to pay dividends to us, which may result in our not being able to pay dividends on our common stock at the same rate or at all.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Adverse economic conditions in market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the state of Washington. An economic decline could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade. Other businesses in our market area and around the world were impacted in a significant way by the COVID-19 pandemic. It is not known how the recovery from the pandemic and resulting economic shutdowns mandated by State and local governments may affect these businesses and the regional and national economy generally.

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

 Liquidity is essential to our business. We rely on a variety of sources in order to meet our potential liquidity demands. We require enough liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB or other wholesale funding sources.

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

Credit and Asset Quality

Our increased emphasis on commercial real estate lending subjects us to various risks that could adversely impact our results of operations and financial condition.

We have increased the amount of our commercial real estate and multi-family loans to $459.0 million, or 39.8% of our total loan portfolio, at December 31, 2020, from $351.8 million, or 39.8%, of our total loan portfolio at December 31, 2019. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk of delinquency or collection than one- to four-family loans. The repayment of commercial real estate loans typically is dependent on the successful operation and income stream of the borrowers’ business, or the ability to lease the property at sufficient rates, and the value of the real estate securing the loan as collateral, which can be significantly affected by economic conditions. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a single one- to four-family residential mortgage loan. Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2020, we had $157,000 of nonperforming commercial real estate loans and $284,000 of nonperforming multi-family loans in our portfolio.

As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny by the FDIC under its policies applicable to management of its portfolio of commercial loans.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $559.2 million, or 48.5% of total loans, at December 31, 2020, from $393.4 million, or 44.5% of total loans, at December 31, 2019. Rapidly growing loan portfolios are, by their nature, less seasoned. Combined with the geographic expansion of our lending area, our experience with these loans may not provide us with a significant payment history pattern making estimating loan loss allowances more difficult, and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

We plan to continue both strategic and opportunistic growth, understanding that we may see a slowing of growth as we mature and manage capital down to more efficient levels. Continued growth can present substantial demands on management personnel, line employees, and other aspects of our operations, especially if our growth occurs rapidly. We may face difficulties in managing that growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. Also see "Our expansion strategy will cause our expenses to increase and may negatively affect our earnings."

We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

First Federal has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2020, the aggregate amount of loans, including unused commitments, to First Federal's five largest borrowers (including related entities) amounted to approximately $92.6 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2020 totaled $107.2 million, or 9.3% of total loans. At such date, none of the loans to First Federal's 20 largest borrowers were nonperforming loans.

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

During the year ended December 31, 2020, our construction and land loans increased $86.4 million, or 232.4%, to $123.6 million, or 10.7%, of the total loan portfolio at December 31, 2020 and consisted of properties secured by one- to four-family residential of $24.0 million, multi-family of $73.9 million, commercial real estate of $16.9 million, and land of $8.8 million. Land loans include raw land and land acquisition and development loans.

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

We occasionally purchase loans in bulk or "pools." We may experience lower yields or losses on loan "pools" because the assumptions we use when purchasing loans in bulk may not prove correct.

In order to achieve our loan growth objectives and/or improve earnings, we may purchase loans, either individually, through participations, or in bulk. When we determine the purchase price we are willing to pay to purchase loans in bulk, management makes certain assumptions about, among other things, how fast borrowers will prepay their loans, the real estate market, our ability to collect loans successfully and, if necessary, our ability to dispose of any real estate that may be acquired through foreclosure. When we purchase loans in bulk, we perform certain due diligence procedures and typically require customary limited indemnities. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change, the purchase price paid for "pools" of loans may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. Our success in growing through purchases of loan "pools" depends on our ability to price loan "pools" properly and on the general economic conditions within the geographic areas where the underlying properties of our loans are located.

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

At December 31, 2020, $342.9 million, or 29.7% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans which do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans.

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

At December 31, 2020, $40.8 million, or 3.5% of our total loan portfolio, was secured by non-owner-occupied residential properties consisting of one- to four-family and home equity loans. Loans secured by non-owner-occupied properties generally expose a lender to greater risk of nonpayment and loss than loans secured by owner-occupied properties because repayment of such loans depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties is often below that of owner-occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner-occupied residential loan borrowers have more than one loan outstanding with us, which may expose us to a greater risk of loss compared to an adverse development with respect to an owner-occupied residential mortgage loan.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2020, we had $100.2 million, or 8.7% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. These borrowers' cash flows may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. PPP loans totaling $23.2 million are included in commercial business loans.

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

In addition, the Financial Accounting Standards Board has adopted a new accounting standard update ("ASU") 2016-13 that will be effective on January 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2020, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $2.3 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways.

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

Interest Rates, Operations and Risk Management

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk," of this Form 10-K.

Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

In July 2017, the United Kingdom Financial Conduct Authority announced that the London Interbank Offered Rate ("LIBOR") will be replaced at the end of 2021, with continued publication of selected U.S. dollar LIBOR rates through June 30, 2023. LIBOR is used extensively in the U.S. and globally as a "benchmark" or "reference rate" for various commercial and financial contracts. Although a potential successor to LIBOR has been identified, there are significant conceptual and technical differences between that model and LIBOR. It is not currently possible to determine whether, or to what extent, the replacement of LIBOR will impact the value of any loans, and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

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

At December 31, 2020, $54.7 million of our one- to four-family, $22.4 million of our consumer, and $15.7 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Federal. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third- party servicer to timely pursue foreclosure action, can increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

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

Our expansion strategy will cause our expenses to increase and may negatively affect our earnings.

Over the past six years, we have opened four new full-service branches and a lending center in Seattle, Washington. We may continue to open or purchase new branches and lending centers, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we projected and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. The cost of opening additional de novo branches and lending centers is uncertain, and projected timelines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or lending center may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered savings banks, such as First Federal, are subject to the same loans to one borrower restrictions as Washington chartered commercial banks, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Federal would be limited to loans to one borrower of $34.8 million at December 31, 2020. Under its current policy, First Federal has elected to restrict its loans to one borrower to no more than 20% of its unimpaired capital plus surplus or $18.0 million, whichever is less, unless specifically approved by the Board of Directors' Loan/Asset Quality Committee as an exception to policy. At December 31, 2020, under this policy our loans to one borrower limit would have been $18.0 million. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conducted our business through ten branch offices located in Clallam, Jefferson, Kitsap, and Whatcom Counties, Washington; one loan production office located in King County, Washington; and administrative and support services through three offices located in Clallam and Whatcom Counties, Washington as of December 31, 2020. The net book value of the Company’s properties totaled $11.6 million at December 31, 2020. See Note 6 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Location	Full Service Branch	Leased or owned

ADMINISTRATIVE OFFICE
105 W. Eighth Street Port Angeles, Washington 98362		Owned

SUPPORT SERVICES LOCATIONS
Downtown Port Angeles 141 W. First Street Port Angeles, Washington 98362		Owned

Bellingham Business Center 3101 Newmarket Street, Suite #103 Bellingham, Washington 98226		Leased

Location	Full Service Branch	Leased or owned

BANKING AND OFFICE LOCATIONS
Eastside 1603 E. First Street Port Angeles, Washington 98362	X	Owned

Sixth Street 227 E. Sixth Street Port Angeles, Washington 98362	X	Owned

Sequim Avenue 333 N. Sequim Avenue Sequim, Washington 98382	X	Owned

Sequim Village Marketplace 1201 W. Washington Street Sequim, Washington 98382	X	Owned

Forks 131 Calawah Way Forks, Washington 98331	X	Owned

Port Townsend 1321 Sims Way Port Townsend, Washington 98368	X	Owned

Bucklin Hill 3035 Bucklin Hill Road Silverdale, Washington 98383	X	Leased

Barkley Village 1270 Barkley Blvd. Bellingham, Washington 98226	X	Leased

Fairhaven 960 Harris Avenue, Suite 101 Bellingham, Washington 98225	X	Leased

Seattle Lending Center 1301 Second Avenue, Suite 2601 Seattle, Washington 98101		Leased

Bainbridge Island 323 NE High School Rd, Suite E-3 Bainbridge Island, Washington 98110	X	Leased

We maintain depositor and borrower customer files on an online basis, utilizing a telecommunications network, portions of which are leased. The book value of all data processing and computer equipment utilized by First Federal at December 31, 2020, was $273,000. Management has a business continuity plan in place with respect to the data processing system, as well as First Federal’s operations.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 5, 2021, there were 10,119,299 shares of common stock issued and outstanding and we had approximately 555 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Stock Repurchases. The Company's repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 1,023,420 shares of its common stock, or approximately 10% of the outstanding shares at that time, and as of December 31, 2020, the Company had repurchased 15,553 shares under this plan.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2020 - October 31, 2020	—	$—	—	1,023,420
November 1, 2020 - November 30, 2020	—	—	—	1,023,420
December 1, 2020 - December 31, 2020	19,184	15.71	15,553	1,007,867
Total	19,184	$15.71	15,553

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 3,631 shares, respectively, for the periods indicated.
(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of December 31, 2020, a total of 15,553 shares, or 1.5% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.71 per share, leaving 1,007,867 shares available for future purchases.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Federal. First Federal is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington State, through its Seattle lending center and ten full service branches. We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. While we have a concentration of first lien one- to four-family mortgage loans, we have increased our origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our auto and consumer loans through originations, indirect auto lending, and purchased auto loan programs, in order to diversify our portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities

First Federal is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, including fiscal stimulus, interest rate policy and open market operations, housing and financial institutions. Deposit flows are influenced by various factors, including sales and marketing efforts, interest rates paid on competing deposits, available alternative investments such as the stock market, account maturities, government stimulus and unemployment programs, and the overall level of personal income and savings. Lending activities are influenced by prevailing interest rates and property values in our markets, the demand for funds, the number and quality of lenders employed by First Federal, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates can affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, and gains and losses from sales of securities.

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

The noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, digital delivery and data processing expenses, advertising and promotion expenses, expenses related to real estate and personal property owned, state and local taxes, federal income tax, and other miscellaneous expenses.

Our Business and Operating Strategy

Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in recent years are as follows:

•

Expanding our market presence. We hired several experienced and talented bankers with connections throughout Western Washington. We opened four full-service branches in Silverdale, Bellingham, and Bainbridge Island, Washington and a lending center in Seattle, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our historic market areas in the North Olympic Peninsula. We also utilize technology to expand our market presence and to service new and existing businesses and consumers.

•

Enhancing the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans as well as increased our portfolio of commercial business loans. This helped to increase overall net interest income.

•

Adding new servicing capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and small business digital banking, and commercial digital banking capabilities. At our branch locations in Forks, Port Angeles-Eastside, Silverdale, Bainbridge Island, and Bellingham, Washington, and at our main administrative building and downtown locations in Port Angeles, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through a video monitor.

•

Enhancing our infrastructure. We have focused on upgrading our infrastructure, both in terms of equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. We intend to implement these strategies to achieve our objective:

•

Increasing our portfolio of higher yielding commercial loans. Through increased loan originations, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased from $393.4 million, or 44.5% of total loans, at December 31, 2019, to $559.2 million, or 48.5% of total loans, at December 31, 2020. The increase resulted in part from building the commercial team by adding talented lenders; developing relationships with loan referral sources, including our Board of Directors and loan brokers; pursuing loan purchase and participation opportunities; competing successfully in new and existing markets; and benefiting from the improvement of the economy in northwestern Washington.

•

Increasing exposure to wholesale assets. We may purchase wholesale assets in order to augment our organic growth strategy. This may include continuing to participate in indirect auto lending and manufactured home programs. We may also purchase pools of residential mortgage loans and manufactured home loans.

•

Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets were $2.0 million at December 31, 2019 and $2.3 million at December 31, 2020. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.

•

Attracting core deposits and other deposit products. Our strategy is to emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on their primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we continually upgrade our digital delivery solutions, such as on-line personal financial management, business online banking, business remote deposit products, mobile remote deposit services through smartphones and tablets, account-to-account transfer services between First Federal and other banks, and person-to-person funds transfer through smartphones and tablets, enabling us to compete effectively with banks of all sizes. We enhanced our integrated mobile banking platform by introducing applications for both smartphones and tablets, upgraded our business on-line banking platform, and extended banking hours through our interactive teller machines. In 2020, we significantly increased our level of commercial demand deposits as we added a Treasury Management department. We intend to further build out this department in 2021 and beyond.

•

Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our market areas. We intend to continue our franchise growth. We expect that community bank consolidation will continue to take place and may consider acquiring individual branches or other banks. Our primary focus for expansion will be in Western Washington; however, we may offer digital delivery in other markets.

•

Hiring experienced employees with a customer sales and service focus. Our goal is to compete by relying on the strength of our customer service and relationship building. We believe that our ability to continue to attract and retain banking professionals who have significant knowledge of existing and new market areas, possess strong commercial banking sales and service skills, and maintain a focus on community relationships will enhance our success. We intend to hire additional lenders and relationship managers who are established in their communities to enhance our market position and add profitable growth opportunities.

•

Improving our digital presence and streamlining the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. In 2019, the Company committed to fund $3.0 million in an investment to identify and infuse capital into certain promising digital companies for which we may have an interest to use their services at some future date or which may result in additional investment opportunities. This commitment includes management participation in meetings and events that we feel will benefit us when making decisions regarding digital services offerings and customer engagement. We introduced a new online mortgage application with a leading fintech partner in 2020 and we plan to launch new digital deposit application and consumer loan origination platforms in the first half of 2021.

•

Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We continued to engage with Northpointe Bank to participate in the interim financing for mortgage originators during the year and have increased our auto loan portfolio significantly as a result of our partnership involving the purchase of loans made to borrowers purchasing high-end automobiles and classic cars. We also engaged with Triad Financial Services in 2020 to purchase a pool of manufactured home loans as well as purchase individual loans on an ongoing basis. We will continue to explore other opportunities such as these as a means to improve net income and supplement organic originations.

Critical Accounting Policies

We have certain accounting policies that are important to the assessment of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our accounting policies are discussed in detail in Note 1 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio as of balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews, and the Board of Directors approves, at least quarterly, the level of the allowance and the provision for loan losses based on past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the DFI, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgment about information available at the time of their examination. A large loss could deplete the allowance and require increased provisions for loan losses to replenish the allowance, which would adversely affect earnings. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Mortgage Servicing Rights. We record mortgage servicing rights on loans originated and subsequently sold into the secondary market. We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans. Mortgage servicing rights are initially recognized at fair value. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively affected. See Notes 1 and 7 to the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Assets. Total assets increased $347.0 million, or 26.5%, to $1.65 billion at December 31, 2020, from $1.31 billion at December 31, 2019, primarily due to an increase in new deposits.

Total loans, excluding loans held for sale, increased $270.3 million, or 30.6%, during the year ended December 31, 2020. Multi-family and commercial real estate loans increased $107.2 million, or 30.5%, consisting mainly of an increase in multi-family real estate loans of $66.4 million. Auto and other consumer loans increased $16.1 million, or 14.4%, with the purchase of a pool of manufactured home loans as well as purchases of individual manufactured home loans and specialty auto loans. Commercial business loans increased $58.6 million through our partnership in the Northpointe Bank Mortgage Participation Program and the SBA Paycheck Protection Program.

One- to four-family residential loans increased $3.8 million, or 1.2%. We continue to focus on the origination of one- to four-family mortgages loans with the intention of retaining certain loans which may not be readily sold in the secondary market while selling the majority of our saleable production to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other investors. While we intend to continue lending on residential real estate at our Seattle lending center, we expanded that location to include commercial loan production as well. We developed a team of strong mortgage lenders in each of our market areas in order to meet our balance sheet and revenue goals.

Construction and land loans increased $86.4 million, or 232.4%. There was $155.1 million in undisbursed construction commitments at December 31, 2020 compared to $46.8 million at December 31, 2019. Undisbursed construction commitments at December 31, 2020 included $22.7 million of mainly custom one- to four-family residential construction; $98.1 million of multi-family construction; and $34.2 million of commercial real estate construction. Our construction loans are geographically disbursed throughout the state of Washington with one commitment for a property in Oregon. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and began utilizing internal staffing during 2019 to monitor certain projects, which we expect will enhance fee income related to these loans.

During the year ended December 31, 2020, the Company originated $871.3 million of loans, of which $610.3 million, or 70.0%, were originated in the Puget Sound region; $203.3 million, or 23.3%, in the Olympic Peninsula region; $29.7 million, or 3.4%, in other areas in Washington; and $28.0 million, or 3.2%, in Oregon. The Company also purchased loans totaling $88.3 million with the largest concentration of property located in California.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Real Estate:
One- to four-family	$309,828	$306,014
Multi-family	162,467	96,098
Commercial real estate	296,574	255,722
Construction and land	123,627	37,187
Total real estate loans	892,496	695,021

Consumer:
Home equity	33,103	35,046
Auto and other consumer	128,233	112,119
Total consumer loans	161,336	147,165

Commercial business loans	100,201	41,571

Total loans	1,154,033	883,757
Less:
Net deferred loan fees	4,346	206
Premium on purchased loans, net	(6,129)	(4,514)
Allowance for loan losses	13,847	9,628
Total loans receivable, net	$1,141,969	$878,437

Our allowance for loan losses increased $4.2 million, or 43.8%, during the year ended December 31, 2020, due in part to adjustments made to qualitative factors as the result of the COVID-19 pandemic as well as the result of loan growth. Asset quality has remained stable year over year despite the challenging economic conditions due to the pandemic. Management continues to closely monitor these conditions. The allowance for loan losses as a percentage of total loans was 1.2% at December 31, 2020 and 1.1% at December 31, 2019. There was no material change in our allowance for loan losses as a percentage of total loans during the year ended December 31, 2020 compared to 2019. We believe our allowance for loan losses is adequate to cover inherent losses in the loan portfolio.

Nonperforming loans increased $477,000, or 26.6%, during the year ended December 31, 2020 to $2.3 million. This increase was mainly the result of increases in nonperforming one- to four-family of $214,000 and multi-family loans of $284,000. Increased nonperforming loans in these categories is mainly attributable to a few loans and is not indicative of the portfolio. Nonperforming loans to total loans was 0.2% at both December 31, 2020 and December 31, 2019. Real estate owned and repossessed assets decreased $152,000, or 98.7%, as defaulted auto loans were sold. The allowance for loan losses as a percentage of nonperforming loans increased to 609.2% at December 31, 2019 from 536.1% at December 31, 2019 as result of the increase in nonperforming loans.

At December 31, 2020, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $2.6 million, or 52.1%, to $7.5 million at December 31, 2020, from $5.0 million at December 31, 2019. The change in classified loans was mainly the result of an increase in substandard commercial real estate and one- to four-family loans, offset by improvements in commercial business loans during the year. The Bank continued to work with its borrowers to facilitate satisfactory repayment.

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. For additional information, see "COVID-19 Loan Modifications" below.

The following table represents nonperforming assets and troubled debt restructurings ("TDRs") at the dates indicated.

	December 31, 2020	December 31, 2019
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$912	$698
Multi-family	284	—
Commercial real estate	157	109
Construction and land	26	29
Total real estate loans	1,379	836

Consumer loans:
Home equity	73	112
Auto and other consumer	821	848
Total consumer loans	894	960

Total nonaccrual loans	2,273	1,796

Real estate owned:
Construction and land	—	62
Total real estate owned	—	62

Repossessed automobiles and recreational vehicles	2	92

Total nonperforming assets	$2,275	$1,950

TDR loans:
One- to four-family	$2,162	$2,371
Multi-family	—	107
Commercial real estate	—	643
Total real estate loans	2,162	3,121

Home equity	62	160
Commercial business loans	—	263
Total restructured loans	$2,224	$3,544

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Nonperforming TDRs included in total nonaccrual loans and total restructured loans above	$108	$81

Total investment securities increased $48.7 million, or 15.4%, to $364.3 million at December 31, 2020, from $315.6 million at December 31, 2019. The year-over-year increase was the result of increased investment purchases, partially offset by sales, prepayment activity, and normal amortization during the year. The estimated average life of the total investment securities portfolio was 7.3 years, and the average repricing term was approximately 5.0 years as of December 31, 2020, based on the interest rate environment at that time. We anticipate the investment portfolio will continue to provide additional interest income, as well as a source of liquidity to fund loan growth and a means with which to manage interest rate risk. During the fourth quarter of 2019, all held to maturity investments were marked as available for sale in order to provide greater flexibility to navigate changes to the portfolio as market conditions change or business needs may warrant, particularly as it relates to the sale of investments.

Municipal bonds represent the largest portion of our investment portfolio and totaled $127.9 million at December 31, 2020, an increase of $88.6 million, or 225.5%, from $39.3 million at December 31, 2019. Mortgage-backed securities are the second largest segment totaling $89.3 million at December 31, 2020, a decrease of $79.2 million, or 47.0% from $168.5 million at December 31, 2019. Other investment securities, including U.S. government agencies, corporate and asset-backed securities, were $147.2 million at December 31, 2020, an increase of $39.4 million, or 36.5% from $107.8 million at December 31, 2019. At December 31, 2020, the investment portfolio contained 48.0% of amortizing securities, compared to 81.8% at December 31, 2019. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We continue to focus on growing our loan portfolio and improving our earning asset mix over the long term, as evidenced by net loan growth exceeding the rate of investments during the year. We may purchase investment securities as a source of additional interest income and in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Liabilities. Total liabilities increased $337.5 million, or 29.9%, to $1.47 billion at December 31, 2020, from $1.13 billion at December 31, 2019, mainly due to deposit account balances increasing $331.9 million, or 33.1%, to $1.33 billion at December 31, 2020 from $1.00 billion at December 31, 2019. Certificates of deposit increased $689,000, or 0.2%, to $308.8 million at December 31, 2020. Included in certificates of deposit balances at year end were $89.6 million in brokered certificates of deposit. Transaction accounts increased $154.7 million and money market accounts increased $181.1 million as customers significantly increased their liquidity during the year. Our focus will continue to be on increasing our customer deposits and maintaining a stable source of funding for our continued growth.

Borrowings decreased $3.0 million, or 2.6%, to $110.0 million at December 31, 2020, from $112.9 million at December 31, 2019, as we continued to utilize brokered certificates of deposit during the year to manage our cost of funds and interest rate risk. At December 31, 2020, we had $50.0 million of long term FHLB advances and $60.0 million in short term advances maturing in three months or less.

Equity. Total shareholders' equity increased $9.5 million, or 5.4%, to $186.4 million at December 31, 2020, from $176.9 million at December 31, 2019. This increase during the year resulted from net income of $10.3 million, an increase of $7.0 million due to the change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax, and an increase of $1.3 million related to our stock-based compensation plans. These increases were partially offset by a decrease of $7.4 million related to our repurchase of shares and $2.2 million in dividends paid in 2020. During the year ended December 31, 2020, we repurchased 575,859 shares of common stock at an average cost of $12.87 per share, pursuant to the Company's 2017, 2019, and 2020 stock repurchase plans.

Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019

General. The Company had net income for the year ended December 31, 2020 of $10.3 million, compared to net income of $9.0 million for the year ended December 31, 2019, an increase of $1.3 million, or 14.7%. The increase in net income was primarily due to increases in net interest income and noninterest income. We earned $1.11 per common share and $1.10 per diluted share for the year ended December 31, 2020, compared to $0.92 per common share and $0.91 per diluted share for the year ended December 31, 2019. The increase in earnings per share year-over-year was the result of an increase in net income combined with lower weighted-average common shares outstanding of 9,348,874 basic and 9,380,294 diluted shares in 2020, compared to 9,845,021 basic and 9,923,110 diluted shares for the same period in 2019. The decrease in average shares year-over-year is due to our share repurchase program coupled with changes to our share-based compensation plans.

Net Interest Income. Net interest income increased $6.1 million, or 16.1%, to $44.0 million for the year ended December 31, 2020, from $37.9 million for the year ended December 31, 2019, mainly as the result of additional interest income related to the increase in the average balances of loans receivable and investment securities.

The average balance of loans receivable increased $104.7 million, at an average yield of 4.44%, for the year ended December 31, 2020 compared to an average yield of 4.64%, for the year ended December 31, 2019. This increase in the volume of loans receivable and resulting interest income during 2020, and a decrease in the interest-bearing liabilities to 0.70% for the year ended December 31, 2020 compared to 1.03% for the year ended December 31, 2019, resulted in a 7 basis point improvement in our net interest margin of 3.27% at December 31, 2020, and 3.20% at December 31, 2019.

Net interest income increased $6.1 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, of which $6.5 million was the result of an increase in volume, partially offset by a $435,000 decrease due to changes in rates. As noted above, loans receivable was the main contributor to the increase in net interest income with $4.8 million due to an increase in average volumes offset by a decrease of $2.0 million due to decreases in rates. The decrease to the cost of average interest-bearing liabilities for the year ended December 31, 2020 was due primarily to lower rates paid on certificates of deposit and borrowings, the result of the utilization of brokered certificates of deposit and new long-term borrowing agreements during the year.

Interest Income. Interest income increased $2.4 million, or 4.8%, to $51.7 million for the year ended December 31, 2020 from $49.3 million for the comparable period in 2019, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $2.9 million as a result.

Interest income on investment securities increased $1.6 million to $5.7 million for the year ended December 31, 2020 compared to $4.0 million for the year ended December 31, 2019. While the average balance of investment securities increased $106.3 million during the year to $227.3 million for the year ended December 31, 2020 compared to $121.0 million for the year ended December 31, 2019, the average yield decreased 83 basis points, resulting in higher interest income from the investment securities portfolio. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities decreased $1.9 million to $2.7 million for the year ended December 31, 2020 from $4.6 million for the year ended December 31, 2019, commensurate with a decline in the average balance of $52.0 million and a decrease in average yield of 44 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2020		2019
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$970,039	4.44%	$865,372	4.64%	$2,897
Investment securities	227,269	2.45	121,000	3.28	1,604
Mortgage-backed securities	123,838	2.18	175,820	2.62	(1,905)
FHLB stock	4,495	5.67	5,714	5.81	(77)
Interest-bearing deposits in banks	20,129	0.47	14,017	1.74	(150)
Total interest-earning assets	$1,345,770	3.84%	$1,181,923	4.17%	$2,369

Interest Expense. Total interest expense decreased $3.7 million, or 32.5%, for the year ended December 31, 2020, compared to the prior year, with decreases in deposit costs of $1.6 million, or 19.8%, and borrowing costs of $2.1 million, or 66.3%. Deposit costs decreased due to the decrease in the interest rates and growth in non-maturity deposits. The average balance of interest-bearing deposits increased $151.6 million, or 18.8%, to $957.3 million for the year ended December 31, 2020 from $805.7 million for the year ended December 31, 2019, as we continued to target growth in deposits in new and existing market areas. Additionally, the bank experienced deposit growth due the significant inflow of deposits into the banking system during the pandemic due to government stimulus payments and changes to consumer and business savings and spending habits. During the year ended December 31, 2020, the cost of certificates of deposit decreased $1.1 million due to a decrease in the average rate paid of 64 basis points. The average rate paid on savings accounts decreased 40 basis points and the cost of money market and transaction accounts both decreased 7 basis points even though the average balance of all deposit accounts increased $151.6 million. The average cost of all interest-bearing deposit products decreased 33 basis points to 0.70% for the year ended December 31, 2020 from 1.03% for the year ended December 31, 2019. Borrowing costs decreased 66.3%, or 154 basis points, mainly due to lower rates paid on overnight and long-term borrowings.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2020		2019
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$170,016	0.50%	$164,374	0.90%	$(635)
Transaction accounts	135,315	0.03	116,033	0.10	(81)
Money market accounts	332,854	0.43	254,167	0.51	161
Certificates of deposit	319,096	1.36	271,140	2.00	(1,086)
Borrowings	73,268	1.45	105,188	2.99	(2,083)
Total interest-bearing liabilities	$1,030,549	0.75%	$910,902	1.26%	$(3,724)

Provision for Loan Losses. The provision for loan losses increased during the year ended December 31, 2020 compared to 2019, primarily due to loan growth and uncertainty caused by the pandemic, as compared to 2019.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Provision for loan losses	$5,046	$669
Charge offs net of recoveries	(827)	(574)
Allowance for loan losses	13,847	9,628
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.1%
Total nonaccrual loans	2,273	1,796
Allowance for loan losses as a percentage of nonaccrual loans at end of period	609.2%	536.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Total loans	$1,154,033	$883,757

Noninterest Income. Noninterest income increased $8.8 million, or 126.0%, for the year ended December 31, 2020 compared to the prior year, primarily due to income received from the gain on sale of mortgage loans as the volume of loans sold increased 405.2% from 136 loans sold in 2019 to 687 sold in 2020. Gain on sale of investments also increased in 2020 as we changed the mix of securities to improve earnings. The cash surrender value of bank-owned life insurance increased over the prior year due to additional investments in BOLI as well as a restructure that resulted in the recognition of market gains.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,454	$3,893	$(439)	(11.3)%
Mortgage servicing fees, net	137	176	(39)	(22.2)
Net gain on sale of loans	6,433	1,077	5,356	497.3
Net gain on sale of investment securities	3,147	836	2,311	276.4
Increase in cash surrender value of bank-owned life insurance, net	1,826	708	1,118	157.9
Other income	849	322	527	163.7
Total noninterest income	$15,846	$7,012	$8,834	126.0%

Noninterest Expense. Noninterest expense increased $8.3 million, or 25.2%, to $41.5 million for the year ended December 31, 2020, compared to $33.1 million for the year ended December 31, 2019, primarily due to increases in compensation and benefits as well as occupancy and equipment related to our growth. Included in the compensation and benefit increase was a $2.6 million increase in commissions paid on mortgage and commercial loan production, as well as one-time pandemic-related payments to staff. All categories increased as a direct result of expanding our lending and deposit activities. A one-time FHLB prepayment penalty of $210,000 was also incurred as we retired long-term debt to reduce interest expense in March 2020.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$24,590	$18,999	$5,591	29.4%
Data processing	2,790	2,623	167	6.4
Occupancy and equipment	5,726	4,642	1,084	23.4
Supplies, postage, and telephone	985	883	102	11.6
Regulatory assessments and state taxes	930	783	147	18.8
Advertising	1,506	1,081	425	39.3
Professional fees	1,523	1,121	402	35.9
FDIC insurance premium	245	82	163	198.8
FHLB prepayment penalty	210	344	(134)	(39.0)
Other	2,959	2,559	400	15.6
Total	$41,464	$33,117	$8,347	25.2%

Provision for Income Tax. Our income tax expense increased $877,000 to $3.0 million for the year ended December 31, 2020 from $2.1 million for the year ended December 31, 2019, mainly due to an increase in income before taxes. An estimate for the penalty on the early surrender of the BOLI contract was also recorded in 2020.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2020 and 2019. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	At December 31,	Year Ended December 31,
	2020	2020			2019
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.16%	$970,039	$43,063	4.44%	$865,372	$40,166	4.64%
Investment securities	2.64	227,269	5,569	2.45	121,000	3,965	3.28
Mortgage-backed securities	2.02	123,838	2,701	2.18	175,820	4,606	2.62
FHLB dividends	4.85	4,495	255	5.67	5,714	332	5.81
Interest-bearing deposits in banks	0.07	20,129	94	0.47	14,017	244	1.74
Total interest-earning assets (2)	3.64	1,345,770	51,682	3.84	1,181,923	49,313	4.17

Interest-bearing liabilities:
Savings accounts	0.17	$170,016	$843	0.50	$164,374	$1,478	0.90
Transaction accounts	0.01	135,315	37	0.03	116,033	118	0.10
Money market accounts	0.31	332,854	1,446	0.43	254,167	1,285	0.51
Certificates of deposit	1.00	319,096	4,337	1.36	271,140	5,423	2.00
Total deposits	0.36	957,281	6,663	0.70	805,714	8,304	1.03
Borrowings	0.78	73,268	1,061	1.45	105,188	3,144	2.99
Total interest-bearing liabilities	0.39	1,030,549	7,724	0.75	910,902	11,448	1.26

Net interest income			$43,958			$37,865
Net interest rate spread	3.25			3.09			2.91
Net earning assets		$315,221			$271,021
Net interest margin (3)	n/a			3.27			3.20
Average interest-earning assets to average interest-bearing liabilities		130.6%			129.8%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-bearing deposits (cash) at other financial institutions.

(3) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The presentation distinguishes between the changes related to outstanding balances and the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended
	December 31, 2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$4,847	$(1,950)	$2,897
Investment and mortgage-backed securities	2,127	(2,428)	(301)
FHLB stock	(71)	(6)	(77)
Other(1)	106	(256)	(150)
Total interest-earning assets	$7,009	$(4,640)	$2,369

Interest-bearing liabilities:
Savings accounts	$48	$(683)	$(635)
Interest-bearing transaction accounts	17	(98)	(81)
Money market accounts	414	(253)	161
Certificates of deposit	958	(2,044)	(1,086)
Borrowings	(954)	(1,129)	(2,083)
Total interest-bearing liabilities	$483	$(4,207)	$(3,724)

Net change in interest income	$6,526	$(433)	$6,093

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Asset and Liability Management and Market Risk

Risk Management Overview. Managing risk is an essential part of successfully managing a financial institution. Our Enterprise Risk Management Committee reports key risk indicators to the Board of Directors through the Audit Committee. The most prominent risk exposures management monitors are strategic, credit, interest rate, liquidity, operational, compliance, reputational, cybersecurity, and legal risk. We utilize the services of outside firms to assist us in our asset and liability management and our analysis of market risk.

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Except for certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve month constant maturity treasury, or the London Interbank Offered Rate ("LIBOR"), certain deposit accounts may reprice more quickly in response to changes in market interest rates because of their shorter maturities. Typically, decreases in interest rates beneficially affect our earnings in the short term when fixed-rate interest-earning assets stay at higher interest rates longer than it takes for deposit and borrowing costs to reset lower. However, decreases in interest rates adversely affect earnings due to prepayments and refinancing associated with loans and investment securities, particularly consumer and one- to four-family residential loans and MBS securities with no prepayment restrictions, which are then reinvested into lower yielding assets, reducing interest income. In contrast, First Federal has little or no long-term ability to reduce funding costs associated with deposits and borrowings.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Federal’s equity at December 31, 2020, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2020
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 300	$212,655	$(12,000)	(5.3)%	14.1%
+ 200	217,768	(6,887)	(3.1)	14.1
+ 100	221,748	(2,907)	(1.3)	14.0
0	224,655	—	—	13.7
-100	204,531	(20,124)	(9.0)	12.3

Using the same assumptions as above, the sensitivity of our projected net interest income over a one-year period for the year ended December 31, 2020, is as follows:

December 31, 2020
Basis Point Change	Projected Net Interest Income
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 300	$49,965	$(1,988)	(3.8)%
+ 200	50,472	(1,481)	(2.9)
+ 100	51,039	(914)	(1.8)
0	51,953	—	—
-100	51,157	(796)	(1.5)

Assumptions made by management relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may take longer to adjust to changes in market rates. Additionally, certain assets have features, such as rate caps or floors, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and cash equivalents totaled $65.2 million, and securities classified as available-for-sale, which provide additional potential sources of liquidity, had a market value of $364.3 million. We have pledged collateral to support borrowings from the FHLB of $110.0 million. We have also pledged collateral to the Federal Reserve Bank of San Francisco to secure discount window advances; no funds were borrowed as of December 31, 2020.

At December 31, 2020, we had $1.6 million in loan commitments outstanding and an additional $212.1 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2020 totaled $185.8 million, or 60.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods in this low rate environment. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into new certificates of deposit given the current rate environment; however, should rates continue to stay at lower levels, balances could continue to shift into more liquid money market accounts over time. If these maturing deposits are not renewed or rolled into other deposit products, however, we will be required to seek other sources of funds, which may include borrowings and brokered deposits. We also can attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits to our competitors. Depending on market conditions, we may also be required to pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. We believe that business developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us enough long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Company is a separate legal entity from the Bank and relies on dividends from its sole subsidiary, First Federal, and cash flows and sales of its investment portfolio for liquidity to pay its operating expenses and other financial obligations. At December 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $8.7 million.

Off-Balance Sheet Activities

In the normal course of operations, First Federal engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2020:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate loans	$1,334	$1,334
Variable-rate loans	295	295
Unfunded commitments under lines of credit	57,001	57,001
Unfunded commitments under existing construction loans	155,113	155,113
Standby letters of credit	182	182
Total	$213,925	$213,925

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

First Federal is subject to meeting minimum capital adequacy requirements for common equity Tier 1 ("CET1") capital, Tier 1 risk-based capital, total risk-based capital, and tier 1 capital ("leverage"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

First Federal is subject to capital requirements adopted by the Federal Reserve and the FDIC. See Item 1, "Business-How We Are Regulated," and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for additional information regarding First Northwest Bancorp and First Federal’s regulatory capital requirements.

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Federal must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 until fully implemented in the amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2020, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Federal is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2020, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2020.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$159,842	10.3%	$62,194	4.0%	$77,742	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	159,842	13.4	53,678	4.5	77,535	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	159,842	13.4	71,571	6.0	95,427	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	173,998	14.6	95,427	8.0	119,284	10.0

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

First Northwest Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $13.85 million at December 31, 2020. The allowance for loan losses is maintained to provide for estimated inherent losses based on evaluating known and inherent risks in the loan portfolio, and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, analysis of individual loans for which full collectability may not be assured, and determination of the discounted cash flows or determination of the existence and realizable value of the collateral and guarantees securing the loans.

We identified management’s estimation of the qualitative factor adjustment, which is used in the allowance for loan losses calculation, as a critical audit matter. The qualitative factor adjustment is comprised of qualitative factors used to estimate losses related to factors that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data and involves significant management judgment. The qualitative factor adjustment is added to the historical loss rate to calculate the allowance for loan losses. Auditing management’s judgments regarding the determination of the qualitative factor adjustment applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter include:

●

Obtained an understanding of the design and implementation of controls relating to management’s calculation of the allowance for loan losses, including controls over the determination of the qualitative factor adjustment used.

●

Obtained management’s analysis and supporting documentation related to the qualitative factor adjustment and tested whether the qualitative factors used in the calculation of the allowance for loan losses were supported by the analysis provided by management, as well as tested source data used in management’s analysis.

●

Performed an independent sensitivity analysis to evaluate the reasonableness of the qualitative factor adjustment used by management to account for inherent losses that are not captured in the allowance for loan losses based on historical loss rates alone.

●	Tested the qualitative factor adjustment was applied appropriately into the allowance for loan losses calculation.

/s/ Moss Adams LLP

Everett, Washington

March 12, 2021

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2020	December 31, 2019

ASSETS
Cash and due from banks	$13,508	$13,519
Interest-bearing deposits in banks	51,647	35,220
Investment securities available for sale, at fair value	364,296	315,580
Loans held for sale	3,753	503
Loans receivable (net of allowance for loan losses of $13,847 and $9,628)	1,141,969	878,437
Federal Home Loan Bank (FHLB) stock, at cost	5,977	6,034
Accrued interest receivable	6,966	3,931
Premises and equipment, net	14,785	14,342
Mortgage servicing rights, net	2,120	871
Bank-owned life insurance, net	38,353	30,027
Prepaid expenses and other assets	10,975	8,872

Total assets	$1,654,349	$1,307,336

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,333,517	$1,001,645
Borrowings	109,977	112,930
Accrued interest payable	53	373
Accrued expenses and other liabilities	23,303	14,392
Advances from borrowers for taxes and insurance	1,116	1,145

Total liabilities	1,467,966	1,130,485

Commitments and Contingencies (Note 14)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,247,185 at December 31, 2020; issued and outstanding 10,731,639 at December 31, 2019	102	107
Additional paid-in capital	97,412	102,017
Retained earnings	92,657	86,156
Accumulated other comprehensive income (loss), net of tax	5,442	(1,539)
Unearned employee stock ownership plan (ESOP) shares	(9,230)	(9,890)

Total shareholders' equity	186,383	176,851

Total liabilities and shareholders' equity	$1,654,349	$1,307,336

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans receivable	$43,063	$40,166
Interest on mortgage-backed and related securities	2,701	4,606
Interest on investment securities	5,569	3,965
Interest-bearing deposits and other	94	244
FHLB dividends	255	332

Total interest income	51,682	49,313
INTEREST EXPENSE
Deposits	6,663	8,304
Borrowings	1,061	3,144

Total interest expense	7,724	11,448

Net interest income	43,958	37,865
PROVISION FOR LOAN LOSSES	5,046	669

Net interest income after provision for loan losses	38,912	37,196
NONINTEREST INCOME
Loan and deposit service fees	3,454	3,893
Mortgage servicing fees, net	137	176
Net gain on sale of loans	6,433	1,077
Net gain on sale of investment securities	3,147	836
Increase in cash surrender value of bank-owned life insurance, net	1,826	708
Other income	849	322

Total noninterest income	15,846	7,012
NONINTEREST EXPENSE
Compensation and benefits	24,590	18,999
Data processing	2,790	2,623
Occupancy and equipment	5,726	4,642
Supplies, postage, and telephone	985	883
Regulatory assessments and state taxes	930	783
Advertising	1,506	1,081
Professional fees	1,523	1,121
FDIC insurance premium	245	82
FHLB prepayment penalty	210	344
Other	2,959	2,559

Total noninterest expense	41,464	33,117

INCOME BEFORE PROVISION FOR INCOME TAXES	13,294	11,091
PROVISION FOR INCOME TAXES	2,954	2,077

NET INCOME	$10,340	$9,014

Basic earnings per common share	$1.11	$0.92
Diluted earnings per common share	$1.10	$0.91

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2020	2019

NET INCOME	$10,340	$9,014

Other comprehensive income:
Unrealized holding gains arising during the period	11,984	4,905
Income tax provision related to unrealized holding gains	(2,517)	(1,053)
Reclassification adjustment for net gains on sales of securities realized in income	(3,147)	(836)
Income tax benefit related to reclassification adjustment on sales of securities	661	176

Other comprehensive income, net of tax	6,981	3,192

COMPREHENSIVE INCOME	$17,321	$12,206

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss) Gain	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

BALANCE, December 31, 2018	11,170,018	$112	$105,825	$81,607	$(10,549)	$(4,731)	$172,264

Net income				9,014			9,014
Common stock repurchased	(477,837)	(5)	(4,774)	(3,051)			(7,830)
Restricted stock awards granted net of forfeitures	57,900	—	—				—
Restricted stock awards canceled	(18,442)	—	(305)	—			(305)
Other comprehensive income, net of tax						3,192	3,192
Share-based compensation			1,062				1,062
Allocation of ESOP shares			209		659		868
Cash dividends declared and paid ($0.13 per share)				(1,414)			(1,414)

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

Net income				10,340			10,340
Common stock repurchased	(575,859)	(6)	(5,753)	(1,654)			(7,413)
Restricted stock awards granted net of forfeitures	105,124	1	(1)				—
Restricted stock awards canceled	(13,719)	—	(178)	—			(178)
Other comprehensive income, net of tax						6,981	6,981
Share-based compensation			1,295				1,295
Allocation of ESOP shares			32		660		692
Cash dividends declared and paid ($0.21 per share)				(2,185)			(2,185)

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$186,383

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,340	$9,014
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,375	1,339
Amortization and accretion of premiums and discounts on investments, net	1,551	1,791
Amortization of deferred loan fees, net	(1,113)	(1,267)
Amortization of mortgage servicing rights	278	251
Additions to mortgage servicing rights	(1,564)	(75)
Net increase (decrease) on the valuation allowance on mortgage servicing rights	37	(3)
Provision for loan losses	5,046	669
Deferred federal income taxes, net	(1,131)	313
Allocation of ESOP shares	475	868
Share-based compensation	1,295	1,062
Gain on sale of loans, net	(6,433)	(1,077)
Gain on sale of securities available for sale, net	(3,147)	(836)
Increase in cash surrender value of life insurance, net	(1,826)	(708)
Origination of loans held for sale	(187,959)	(34,080)
Proceeds from loans held for sale	191,142	34,654
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,035)	117
Increase in prepaid expenses and other assets	(635)	(4,108)
Decrease in accrued interest payable	(319)	(148)
Increase in accrued expenses and other liabilities	7,463	6,321

Net cash from operating activities	11,840	14,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(305,713)	(58,476)
Proceeds from maturities, calls, and principal repayments of securities available for sale	57,166	30,157
Proceeds from sales of securities available for sale	210,264	16,545
Proceeds from maturities, calls, and principal repayments of securities held to maturity	—	5,756
Redemption of FHLB stock	57	893
Purchase of bank-owned life insurance policy	(6,500)	—
Net increase in loans receivable	(267,994)	(14,399)
Purchase of premises and equipment, net	(1,818)	(426)

Net cash from investing activities	(314,538)	(19,950)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$331,872	$61,385
Proceeds from long-term FHLB advances	30,000	15,000
Repayment of long-term FHLB advances	(30,000)	(25,000)
Net decrease in short-term FHLB advances	(2,953)	(13,622)
Net (decrease) increase in advances from borrowers for taxes and insurance	(29)	55
Net share settlement of stock awards	(178)	(305)
Repurchase of common stock	(7,413)	(7,830)
Payment of dividends	(2,185)	(1,414)

Net cash from financing activities	319,114	28,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,416	22,416

CASH AND CASH EQUIVALENTS, beginning of period	48,739	26,323

CASH AND CASH EQUIVALENTS, end of period	$65,155	$48,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$8,043	$11,596

Income taxes	$2,900	$1,700

NONCASH INVESTING ACTIVITIES
Unrealized gain on securities available for sale	$8,837	$4,069

Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$529	$412

Lease liabilities arising from obtaining right-of-use assets	$1,047	$3,919

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2020, First Northwest had allocated 253,987 shares from the total shares purchased to participants.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The amount required to be on deposit was approximately $0 and $10.8 million at December 31, 2020, and 2019, respectively. First Federal was in compliance with its reserve requirements at December 31, 2020 and 2019.

Equity securities - Equity securities, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, are carried at fair value. Changes in the fair value of investments in equity securities are recorded in other non-interest income.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Federal had no trading securities at December 31, 2020 and 2019. Investment securities are categorized as held-to-maturity when First Federal has the positive intent and ability to hold those securities to maturity.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank stock - First Federal’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Federal is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2020 and 2019, First Federal’s minimum investment requirement was approximately $5.9 million and $6.0 million, respectively. First Federal was in compliance with the FHLB minimum investment requirement at December 31, 2020 and 2019. First Federal may request redemption at par value of any stock in excess of the amount First Federal is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Federal did not recognize an OTTI loss on its FHLB stock at December 31, 2020 and 2019.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for loan losses - First Federal maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The restructured loans may be classified "special mention" or "substandard" depending on the severity of the modification. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer, and there is reasonable assurance that repayment will continue. Loans that are past due at the time of modification are classified "substandard" and placed on nonaccrual status.

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

In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020, and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to a TDR classification. If it is determined that the modification does not meet the criteria under the CARES Act or interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage servicing income represents fees earned for servicing loans. Fees for servicing mortgage loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned, unless collection is doubtful. The caption in the consolidated statement of income "Mortgage servicing fees, net" includes mortgage servicing income, amortization of mortgage servicing rights, the effects of mortgage servicing run-off, and impairment, if applicable.

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

Years
Buildings	37.5 - 50
Furniture, fixtures, and equipment	3 - 10
Software	3
Automobiles	5

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

Periodically, First Federal sells mortgage loans with "life of the loan" recourse provisions, requiring First Federal to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2020 and 2019, was approximately $2.7 million and $5.0 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2020 or 2019. There is an associated allowance of $11,000 and $19,000 at December 31, 2020 and 2019, respectively, included in "accrued expenses and other liabilities" on the consolidated balance sheets related to these loans.

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

Earnings per Common Share - Basic earnings per share ("EPS") is computed by dividing net income, reduced by earnings allocated to participating shares of restricted stock, by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released, they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding for basic or diluted EPS calculations. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

According to the provisions of ASC 260, Earnings per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Dividends paid on nonvested restricted stock award shares are not material.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The ASC requires that both capital and operating leases be recognized on the balance sheet. For public companies, this update is effective for interim and annual periods beginning after December 15, 2018. The adoption of ASU No. 2016-02 effective January 1, 2019, resulted in a right-of-use asset and corresponding lease obligation liability of $3.9 million. The Corporation chose the effective date as the date of initial application. Consequently, prior period financial information has not been updated or restated. The right-of-use asset is included in other assets and the lease obligation liability is included in other liabilities on the December 31, 2020, consolidated balance sheet.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements not yet adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, with subsequent amendments issued in ASU 2018-19, ASU 2019-04 and ASU 2019-05. This ASU updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company will change processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of these ASUs will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company plans to adopt this guidance on January 1, 2023.

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

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2020, are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$122,667	$5,212	$(17)	$127,862
U.S. government agency issued asset-backed securities (ABS agency)	62,934	1,240	(354)	63,820
Corporate issued asset-backed securities (ABS corporate)	29,661	37	(418)	29,280
Corporate issued debt securities (Corporate debt)	35,408	687	(585)	35,510
U.S. Small Business Administration securities (SBA)	18,420	144	—	18,564
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	61,859	876	(52)	62,683
Corporate issued mortgage-backed securities (MBS corporate)	26,458	162	(43)	26,577

Total securities available for sale	$357,407	$8,358	$(1,469)	$364,296

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
Mortgage-Backed Securities
MBS agency	159,697	811	(341)	160,167
MBS corporate	8,374	—	(58)	8,316

Total securities available for sale	$317,528	$1,008	$(2,956)	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2020:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(15)	$5,214	$(2)	$1,319	$(17)	$6,533
ABS Agency	—	—	(354)	21,430	(354)	21,430
ABS corporate	—	—	(418)	27,283	(418)	27,283
Corporate debt	(8)	5,892	(577)	9,409	(585)	15,301
SBA	—	63	—	47	—	110
Mortgage-Backed Securities
MBS agency	(52)	18,516	—	261	(52)	18,777
MBS corporate	(43)	10,003	—	—	(43)	10,003
Total	$(118)	$39,688	$(1,351)	$59,749	$(1,469)	$99,437

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2019:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(367)	$29,928	$—	$—	$(367)	$29,928
ABS Agency	(59)	3,855	(879)	25,002	(938)	28,857
ABS Corporate	(31)	3,848	(842)	37,007	(873)	40,855
Corporate debt	(17)	4,983	(326)	4,660	(343)	9,643
SBA	—	—	(36)	15,034	(36)	15,034
Mortgage-Backed Securities
MBS agency	(166)	18,744	(175)	47,463	(341)	66,207
MBS corporate	—	—	(58)	8,316	(58)	8,316
Total	$(640)	$61,358	$(2,316)	$137,482	$(2,956)	$198,840

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2020, there were 36 investment securities with $1.5 million of unrealized losses and a fair value of approximately $99.4 million. At December 31, 2019, there were 62 investment securities with $3 million of unrealized losses and a fair value of approximately $198.8 million.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no OTTI losses during the years ended December 31, 2020 and 2019.

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

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$80	$84	$—	$—
Due after one through five years	12,446	12,402	13,360	13,391
Due after five through ten years	—	—	6,261	6,257
Due after ten years	75,791	76,774	148,450	148,835

Total mortgage-backed securities	88,317	89,260	168,071	168,483

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	2,210	2,328	2,043	2,084
Due after five through ten years	74,568	74,351	58,460	57,680
Due after ten years	192,312	198,357	88,954	87,333

Total all other investment securities	269,090	275,036	149,457	147,097

Total investment securities	$357,407	$364,296	$317,528	$315,580

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Proceeds	$210,264	$16,545
Gross gains	4,537	836
Gross losses	(1,390)	—

During the year ended December 31, 2019, the Bank changed the holding classification of the entire held to maturity portfolio to available for sale. The amortized cost of these securities was $37.6 million at the time of transfer.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Real Estate:
One- to four-family	$309,828	$306,014
Multi-family	162,467	96,098
Commercial real estate	296,574	255,722
Construction and land	123,627	37,187
Total real estate loans	892,496	695,021

Consumer:
Home equity	33,103	35,046
Auto and other consumer	128,233	112,119
Total consumer loans	161,336	147,165

Commercial business loans	100,201	41,571

Total loans	1,154,033	883,757

Less:
Net deferred loan fees	4,346	206
Premium on purchased loans, net	(6,129)	(4,514)
Allowance for loan losses	13,847	9,628

Total loans receivable, net	$1,141,969	$878,437

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Adjustable-rate loans
Due within one year	$149,701	$99,494
After one but within five years	231,491	238,244
After five but within ten years	83,286	53,142
After ten years	16,608	5,054
	481,086	395,934
Fixed-rate loans
Due within one year	54,903	37,110
After one but within five years	107,785	67,786
After five but within ten years	219,014	124,683
After ten years	291,245	258,244
	672,947	487,823
Total loans	$1,154,033	$883,757

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Federal pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended December 31, 2020
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	387	876	1,177	1,062	(99)	1,279	221	143	5,046
Charge-offs	—	—	—	(5)	—	(992)	—	—	(997)
Recoveries	58	—	—	5	13	94	—	—	170
Ending balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

S

	At December 31, 2020
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
General reserve	3,433	1,764	3,419	1,461	364	2,366	429	294	13,530
Specific reserve	36	—	1	—	4	276	—	—	317

Total loans	$309,828	$162,467	$296,574	$123,627	$33,103	$128,233	$100,201	$—	$1,154,033
General reserves (1)	306,862	162,183	295,296	123,601	32,968	127,411	100,201	—	1,148,522
Specific reserves (2)	2,966	284	1,278	26	135	822	—	—	5,511

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2019
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,297	$762	$2,289	$585	$480	$1,611	$334	$175	$9,533
Provision for (recapture of) loan losses	(278)	126	(46)	(188)	(71)	1,275	(125)	(24)	669
Charge-offs	—	—	—	—	—	(884)	(3)	—	(887)
Recoveries	5	—	—	2	45	259	2	—	313
Ending balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628

	At December 31, 2019
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
General reserve	2,993	887	2,235	399	439	2,119	203	151	9,426
Specific reserve	31	1	8	—	15	142	5	—	202

Total loans	$306,014	$96,098	$255,722	$37,187	$35,046	$112,119	$41,571	$—	$883,757
General reserves (1)	303,026	95,991	253,839	37,158	34,775	111,271	41,308	—	877,368
Specific reserves (2)	2,988	107	1,883	29	271	848	263	—	6,389

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2020			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$227	$257	$—	$168	$13
Multi-family	284	284	—	219	—
Commercial real estate	1,216	1,308	—	1,213	33
Construction and land	—	29	—	9	—
Home equity	37	94	—	41	1
Auto and other consumer	—	224	—	—	13
Commercial business	—	—	—	68	—
Total	1,764	2,196	—	1,718	60

With an allowance recorded:
One- to four-family	2,739	2,941	36	3,197	177
Multi-family	—	—	—	119	—
Commercial real estate	62	62	1	301	3
Construction and land	26	26	—	27	3
Home equity	98	157	4	186	9
Auto and other consumer	822	953	276	721	33
Commercial business	—	—	—	109	—
Total	3,747	4,139	317	4,660	225

Total impaired loans:
One- to four-family	2,966	3,198	36	3,365	190
Multi-family	284	284	—	338	—
Commercial real estate	1,278	1,370	1	1,514	36
Construction and land	26	55	—	36	3
Home equity	135	251	4	227	10
Auto and other consumer	822	1,177	276	721	46
Commercial business	—	—	—	177	—
Total	$5,511	$6,335	$317	$6,378	$285

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

Interest income recognized on a cash basis on impaired loans for the years ended December 31, 2020 and 2019, was $256,000 and $318,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
One- to four-family	$912	$698
Multi-family	284	—
Commercial real estate	157	109
Construction and land	26	29
Home equity	73	112
Auto and other consumer	821	848

Total nonaccrual loans	$2,273	$1,796

Past due loans - There were no loans past due 90 days or more and still accruing interest at December 31, 2020 and 2019.

The following table presents the recorded investment of past due loans, by class, as of December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$406	$132	$29	$567	$309,261	$309,828
Multi-family	—	—	—	—	162,467	162,467
Commercial real estate	—	—	—	—	296,574	296,574
Construction and land	56	—	26	82	123,545	123,627
Total real estate loans	462	132	55	649	891,847	892,496

Consumer:
Home equity	94	—	—	94	33,009	33,103
Auto and other consumer	815	138	137	1,090	127,143	128,233
Total consumer loans	909	138	137	1,184	160,152	161,336

Commercial business loans	—	—	—	—	100,201	100,201

Total loans	$1,371	$270	$192	$1,833	$1,152,200	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of past due loans, by class, as of December 31, 2019:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$928	$92	$116	$1,136	$304,878	$306,014
Multi-family	—	—	—	—	96,098	96,098
Commercial real estate	—	—	—	—	255,722	255,722
Construction and land	38	—	—	38	37,149	37,187
Total real estate loans	966	92	116	1,174	693,847	695,021

Consumer:
Home equity	299	24	—	323	34,723	35,046
Auto and other consumer	1,423	370	614	2,407	109,712	112,119
Total consumer loans	1,722	394	614	2,730	144,435	147,165

Commercial business loans	—	115	—	115	41,456	41,571

Total loans	$2,688	$601	$730	$4,019	$879,738	$883,757

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of December 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$303,840	$2,487	$1,730	$1,771	$309,828
Multi-family	146,536	15,647	—	284	162,467
Commercial real estate	250,970	20,759	20,690	4,155	296,574
Construction and land	114,575	8,914	74	64	123,627
Total real estate loans	815,921	47,807	22,494	6,274	892,496

Consumer:
Home equity	32,500	349	100	154	33,103
Auto and other consumer	124,115	2,034	1,216	868	128,233
Total consumer loans	156,615	2,383	1,316	1,022	161,336

Commercial business loans	92,010	7,791	168	232	100,201

Total loans	$1,064,546	$57,981	$23,978	$7,528	$1,154,033

The following table represents the internally assigned grade as of December 31, 2019, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$301,312	$2,685	$1,148	$869	$306,014
Multi-family	95,694	—	107	297	96,098
Commercial real estate	251,531	97	2,800	1,294	255,722
Construction and land	35,897	1,184	77	29	37,187
Total real estate loans	684,434	3,966	4,132	2,489	695,021

Consumer:
Home equity	34,260	470	89	227	35,046
Auto and other consumer	107,327	3,243	594	955	112,119
Total consumer loans	141,587	3,713	683	1,182	147,165

Commercial business loans	39,653	376	263	1,279	41,571

Total loans	$865,674	$8,055	$5,078	$4,950	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$912	$308,916	$309,828
Multi-family	284	162,183	162,467
Commercial real estate	157	296,417	296,574
Construction and land	26	123,601	123,627

Consumer:
Home equity	73	33,030	33,103
Auto and other consumer	821	127,412	128,233

Commercial business loans	—	100,201	100,201

Total loans	$2,273	$1,151,760	$1,154,033

The following table represents the credit risk profile based on payment activity as of December 31, 2019, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$698	$305,316	$306,014
Multi-family	—	96,098	96,098
Commercial real estate	109	255,613	255,722
Construction and land	29	37,158	37,187

Consumer:
Home equity	112	34,934	35,046
Auto and other consumer	848	111,271	112,119

Commercial business loans	—	41,571	41,571

Total loans	$1,796	$881,961	$883,757

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020, ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. Through December 31, 2020, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 357 loans aggregating to $177.6 million. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table is a summary of COVID- 19 modified loans that remain on deferral as of  December 31, 2020:
	Count	Balance	Percent
	(Dollars in Thousands)
Real Estate:
One-to-four family	3	$450	19.2%
Multi-family	1	918	39.0
Commercial real estate	1	657	28.0
Construction and land	1	67	2.9
Total real estate loans	6	2,092	89.1

Consumer:
Home equity	—	—	—
Auto and other consumer	13	257	10.9
Total consumer loans	13	257	10.9

Commercial business loans	—	—	—

Total loans	19	$2,349	100.0%

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2020	December 31, 2019
	(In thousands)
Total TDR loans	$2,224	$3,544
Allowance for loan losses related to TDR loans	26	41
Total nonaccrual TDR loans	108	81

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents newly restructured and renewals or modifications of existing TDR loans by class that occurred during the year ended December 31, 2020, by type of concession granted:

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
Pre-modification outstanding recorded investment
One- to four-family	1	$29	$—	$—	$29

	1	$29	$—	$—	$29
Post-modification outstanding recorded investment
One- to four-family	1	$29	$—	$—	$29

	1	$29	$—	$—	$29

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the year ended December 31, 2020.

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

No additional funds are committed to be advanced in connection with TDR loans at December 31, 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2020			December 31, 2019
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$2,054	$108	$2,162	$2,290	$81	$2,371
Multi-family	—	—	—	107	—	107
Commercial real estate	—	—	—	643	—	643
Home equity	62	—	62	160	—	160
Commercial business loans	—	—	—	263	—	263

Total TDR loans	$2,116	$108	$2,224	$3,463	$81	$3,544

Note 4 - Real Estate Owned and Repossessed Assets

Real estate owned and repossessed assets are included in other assets on the balance sheet.

The following table presents the activity in real estate owned and repossessed assets for the periods shown:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Beginning balance	$154	$124
Loans transferred to foreclosed assets	529	412
Sales	(561)	(376)
Market value adjustments	—	(10)
Net gain (loss) on sales	(120)	4
Ending balance	$2	$154

The following table presents the breakout of real estate owned and repossessed assets by type as of:

	December 31, 2020	December 31, 2019
	(In thousands)
Land	$—	$62
Personal property	2	92

	$2	$154

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2020	December 31, 2019
	(In thousands)
Land	$2,564	$2,564
Buildings	6,075	6,075
Building improvements	12,067	12,015
Furniture, fixtures, and equipment	7,063	7,011
Software	1,261	1,221
Automobiles	66	66
Construction in progress	1,257	136
	30,353	29,088
Less accumulated depreciation and amortization	(15,568)	(14,746)
	$14,785	$14,342

Depreciation expense was $1.4 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

Note 6 - Operating Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all subsequent ASUs that are related to Topic 842. The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches and operation centers. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use ("ROU") asset. At December 31, 2020, the Company's ROU assets included in other assets and lease liabilities included in other liabilities were $3.9 million and $4 million, respectively.

Total costs incurred by the Company, as a lessee, were $587,000 and $505,000 for the years ended December 31, 2020 and 2019, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The Bank has lease agreements with unaffiliated parties for six locations. The lease terms for four full-service branches, one loan production office, and one support center are not individually material. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years.

The following table presents amounts relevant to the Company's assets leased for use in its operations for the year ended December 31, 2020:

	December 31, 2020	December 31, 2019
	(In Thousands)
Operating cash flows from operating leases	$587	$505
Right of use assets obtained in exchange for new operating lease liabilities	1,047	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at December 31, 2020:

	December 31, 2020	December 31, 2019

Weighted-average remaining lease term of operating leases (in years)	12.5	13.8
Weighted-average discount rate of operating leases	3.2%	3.5%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31, 2020
Twelve-month period ending:	(In Thousands)
2021	$458
2022	390
2023	399
2024	414
2025	418
Thereafter	2,947
Total minimum payments required	$5,026
Less imputed interest	1,133
Present value of lease liabilities	$3,893

Note 7 - Mortgage Servicing Rights

Loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $268.2 million and $159.7 million at December 31, 2020 and 2019, respectively.

Mortgage servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$871	$1,044
Additions	1,564	75
Amortization	(278)	(251)
Valuation allowance net (impairment) recovery	(37)	3
Balance at end of period	$2,120	$871

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate change in valuation allowance for mortgage servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$—	$(3)
Impairments	(37)	—
Recoveries	—	3
Balance at end of period	$(37)	$—

The key economic assumptions used in determining the fair value of mortgage servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2020	2019

Constant prepayment rate	14.4%	11.2%
Weighted-average life (years)	4.8	6.3
Yield to maturity discount	8.4%	9.4%

The fair values of mortgage servicing rights are approximately $2.2 million and $1.5 million at December 31, 2020 and 2019, respectively.

The following represents servicing and late fees earned in connection with mortgage servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Servicing fees	$452	$424
Late fees	12	15

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

The aggregate amount of time deposits that meet or exceed the FDIC insured limit, currently $250,000, at December 31, 2020 and 2019, was $91.7 million and $93.5 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2020		December 31, 2019
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Savings	$164,434	0.17%	$168,983	0.86%
Transaction accounts	431,171	0.01%	276,496	0.03%
Money market accounts	429,143	0.31%	248,086	0.46%
Certificates of deposit and jumbo certificates	308,769	1.00%	308,080	1.85%
	$1,333,517	0.36%	$1,001,645	0.84%

Maturities of certificates at the dates indicated are as follows:

December 31, 2020
(In thousands)
Within one year or less	$185,804
After one year through two years	70,705
After two years through three years	37,417
After three years through four years	6,938
After four years through five years	7,905
After five years	—
$308,769

Deposits at December 31, 2020 and 2019, include $80.9 million and $57.4 million, respectively, in public fund deposits. Investment securities with a carrying value of $48.1 million and $35.5 million were pledged as collateral for these deposits at December 31, 2020 and 2019, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Savings	$843	$1,478
Transaction accounts	37	118
Money market accounts	1,446	1,285
Certificates of deposit and jumbo certificates	4,337	5,423
	$6,663	$8,304

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowings

First Federal is a member of the FHLB. As a member, First Federal has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Federal has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Federal also has overnight borrowings through FHLB which renew daily until paid. First Federal periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, and multi-family loans receivable in the amounts of $641.7 million and $521.1 million, and investment securities with a carrying value of $152,000 and $641,000, at December 31, 2020 and 2019, respectively, pledged as collateral.

First Federal also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. No funds have been borrowed to date. Investment securities with a carrying value of $25.0 million were pledged to the FRB at  December 31, 2020.

FHLB advances outstanding by type of advance were as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Long-term advances	$50,000	$50,000
Short-term fixed-rate advances	—	45,000
Overnight variable-rate advances	59,977	17,930

The maximum and average outstanding balances and average interest rates on overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Maximum outstanding at any month-end	$100,021	$90,889
Monthly average outstanding	54,548	53,156
Weighted-average daily interest rates
Annual	0.60%	2.33%
Period End	0.32%	1.80%
Interest expense during the period	132	1,224

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on short-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Maximum outstanding at any month-end	$—	$45,000
Monthly average outstanding	—	3,750
Weighted-average daily interest rates
Annual	—%	2.33%
Period End	—%	1.79%
Interest expense during the period	9	12

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2020		December 31, 2019
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
	(Dollars in thousands)
Within one year or less	—%	$—	3.78%	$30,000
After one year through two years	1.79	10,000	—	—
After two years through three years	1.54	15,000	1.79	10,000
After three years through four years	1.47	15,000	1.80	5,000
After four years through five years	1.36	10,000	1.80	5,000
After five years	—	—	—	—
	1.53	$50,000	2.98	$50,000

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Maximum outstanding at any month-end	$55,000	$65,000
Monthly average outstanding	50,000	56,250
Weighted-average interest rates
Annual	1.75%	3.34%
Period End	1.53%	2.98%
Interest expense during the period	920	1,908

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Federal Taxes on Income

The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Current	$4,085	$1,764
Deferred	(1,131)	313
	$2,954	$2,077

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2020, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Income taxes computed at statutory rates	$2,792	$2,329
Tax-exempt income	(236)	(83)
Bank-owned life insurance income	(383)	(149)
Bank-owned life insurance penalty for early surrender of contract	748	—
Deferred tax asset valuation allowance	—	(1,224)
Expiration of contribution carryforward	—	1,224
Other, net	33	(20)
	$2,954	$2,077

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions will have a significant impact on our effective tax rate.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than- not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before June  30, 2017.

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Deferred tax assets
Allowance for loan losses	$2,971	$2,064
Unrealized loss on securities available for sale	—	409
Accrued compensation	602	487
Nonaccrual loans	1	6
ESOP timing differences	159	143
Restricted stock awards	152	107
Deferred lease liabilities	868	768
Total deferred tax assets	4,753	3,984

Deferred tax liabilities
Deferred loan fees	605	443
Unrealized gain on securities available for sale	1,447	—
FHLB stock dividends	421	425
Accumulated depreciation	632	691
Deferred investment gain	58	34
Right of use assets	840	745
Other, net	4	175
Total deferred tax liabilities	4,007	2,513

Deferred tax asset, net	$746	$1,471

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

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2020	2019
Source	Valuation Report	Valuation Report
Our plan	109.7%	111.9%

There was no change to the funded status of the plan as of December 31, 2020. First Federal’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. First Federal’s policy is to fund pension costs as accrued.

Total contributions during the periods shown were:

Year Ended		Year Ended
December 31, 2020		December 31, 2019
Date Paid	Amount	Date Paid	Amount
(In thousands)
12/24/2020	$364	12/20/2019	$302

Nonqualified Deferred Compensation Plan

First Federal also sponsors a nonqualified Deferred Compensation Plan for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Federal. All deferrals are remitted to Pentegra, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2020, was $1,185,000.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan

First Federal maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Federal provides matching funds of 50% limited to the first 6% of salary contributed. First Federal's contributions were $380,000 and $270,000 during the years ended December 31, 2020 and December 31, 2019, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2020, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP during the years ended December 31, 2020 and 2019.

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

Compensation expense related to the ESOP for the years ended December 31, 2020 and 2019, was $475,000 and $702,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2020	December 31, 2019
	(Dollars in thousands)
Allocated shares	306,949	253,987
Unallocated shares	741,080	794,042

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$11,561	$14,396

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

On November 16, 2015, the Company's shareholders approved the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP"), which provided for the grant of incentive stock options, non-qualified stock options, restricted stock and restricted stock units to eligible participants. The cost of awards under the 2015 EIP generally is based on the fair value of the awards on their grant date. Shares of common stock issued under the EIP may be authorized but unissued shares or repurchased shares. During the year ended June 30, 2017, the Company purchased and retired 523,014 shares of common stock to be used for future stock awards.

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2020, there were 421,376 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares. Following adoption of the 2020 EIP, no additional awards may be made under the 2015 EIP. At December 31, 2020, 195,720 restricted shares are outstanding under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the years ended December 31, 2020 and 2019, restricted awards for 161,224 and 64,900 shares were awarded, respectively, and no stock options were granted. Restricted shares vest ratably over periods of up to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted awards based on the fair value of the shares at the grant date amortized over the stated period.

For the years ended December 31, 2020 and 2019, total compensation expense for the 2015 and 2020 EIPs was $1.3 million and $1.1 million, respectively.

Included in the above compensation expense for the years ended December 31, 2020 and 2019, was directors' compensation of $358,000 and $342,000, respectively.

The following tables provide a summary of changes in non-vested restricted awards for the periods shown:

	For the Year Ended
	December 31, 2020
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	264,300	$14.60
Granted	161,224	12.80
Vested	(62,813)	14.14
Canceled (1)	(13,719)	14.14
Forfeited	(56,100)	13.33

Non-vested at December 31, 2020	292,892	13.99

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, there was $3.4 million of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 3.04 years.

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

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest Bancorp and First Federal must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2020, the Bank's CETI capital exceeded the required capital conservation buffer.

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

At December 31, 2020, First Federal exceeded all regulatory capital requirements. As of December 31, 2020, the most recent regulatory notifications categorized First Federal as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Federal’s category.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Federal in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2020
Common equity tier 1 capital	$159,842	13.40%	$53,678	4.50%	$77,535	6.50%
Tier 1 risk-based capital	159,842	13.40	71,571	6.00	95,427	8.00
Total risk-based capital	173,998	14.59	95,427	8.00	119,284	10.00
Tier 1 leverage capital	159,842	10.28	62,194	4.00	77,742	5.00

As of December 31, 2019
Common equity tier 1 capital	$149,223	17.54%	$38,275	4.50%	$55,286	6.50%
Tier 1 risk-based capital	149,223	17.54	51,034	6.00	68,045	8.00
Total risk-based capital	159,058	18.70	68,045	8.00	85,056	10.00
Tier 1 leverage capital	149,223	12.16	49,103	4.00	61,379	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Beginning balance	$689	$923
Loan advances	4	1
Loan repayments	(550)	(235)
Ending balance	$143	$689

Deposits and certificates from related parties totaled $3.0 million and $3.1 million at December 31, 2020 and 2019, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Federal evaluates each customer’s creditworthiness on a case-by-case basis. First Federal did not incur any significant losses on its commitments for the years ended December 31, 2020, and 2019.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2020	December 31, 2019
	(In thousands)
Commitments to grant loans	$1,629	$101
Standby letters of credit	182	182
Unfunded commitments under lines of credit or existing loans	212,114	88,225

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Federal’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Federal’s loan portfolio, thereby exposing First Federal to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Federal’s equity, excluding accumulated other comprehensive income. At December 31, 2020 and 2019 First Federal’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $929.2 million and $730.2 million, or 80.5% and 82.6%, of First Federal’s total loan portfolio at December 31, 2020 and 2019, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans are included in the total loans secured by real estate for purposes of this calculation.

At December 31, 2020 and 2019, First Federal’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Federal’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $151.0 million and $223.5 million, or 40.8% and 69.5%, of First Federal’s total investment portfolio (including FHLB stock) at December 31, 2020 and 2019, respectively. At  December 31, 2020, First Federal's second most significant exposure was from municipal bonds totaling $127.9 million, or 34.5%, of the total investment portfolio.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Fair Value Measurements

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$127,862	$—	$127,862
ABS agency	—	63,820	—	63,820
ABS corporate	—	29,280	—	29,280
SBA	—	35,510	—	35,510
Corporate debt	—	16,024	2,540	18,564
MBS agency	—	62,683	—	62,683
MBS corporate	—	20,205	6,372	26,577
	$—	$355,384	$8,912	$364,296

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$39,282	$—	$39,282
ABS agency	—	28,858	—	28,858
ABS corporate	—	40,855	—	40,855
SBA	—	9,643	—	9,643
Corporate debt	—	28,459	—	28,459
MBS agency	—	160,167	—	160,167
MBS corporate	—	8,316	—	8,316
	$—	$315,580	$—	$315,580

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant unobservable inputs in the fair value measurement of the Company's Level 3 securities are noted below. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurements at the date indicated:

December 31, 2020	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (a)
Corporate debt	$1,540	Consensus pricing	Offered quotes	89 - 91
			Comparability adjustments (%)	-0.7% - +1.3%
	1,000	Consensus pricing	Offered quotes	92 - 100
			Comparability adjustments (%)	-7.4% - 0%
MBS corporate	6,372	Consensus pricing	Offered quotes	104 - 107
			Comparability adjustments (%)	-1.5% - +1.5%
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	December 31, 2020
	Balance at Beginning of Period	Transfers Into Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$—	$1,540	$1,000	$—	$2,540
MBS corporate	—	—	6,372	—	6,372
	$—	$1,540	$7,372	$—	$8,912

(1) Transferred from Level 2 to Level 3 because of a lack of observable market data, resulting from little to no market activity for the securities.

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,511	$5,511
Real estate owned and repossessed assets	—	—	2	2
	$—	$—	$5,513	$5,513

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$6,389	$6,389
Real estate owned and repossessed assets	—	—	154	154
	$—	$—	$6,543	$6,543

During the years ended December 31, 2020 and 2019, there were no impaired loans with discounts to appraisal disposition value. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average) (1)
	(In thousands)
Real estate owned and repossessed assets	$2	Market comparable	Discount to appraisal	0% - 10%(5%)

(1) Discount to appraisal disposition value.

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average) (1)
	(In thousands)
Real estate owned and repossessed assets	$154	Market comparable	Discount to appraisal	0% - 10%(5%)

(1) Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2020
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$65,155	$65,155	$65,155	$—	$—
Investment securities available for sale	364,296	364,296	—	355,384	8,912
Loans held for sale	3,753	3,753	—	3,753	—
Loans receivable, net	1,141,969	1,129,570	—	—	1,129,570
FHLB stock	5,977	5,977	—	5,977	—
Accrued interest receivable	6,966	6,966	—	6,966	—
Mortgage servicing rights, net	2,120	2,189	—	—	2,189

Financial liabilities
Demand deposits	$1,024,748	$1,024,748	$1,024,748	$—	$—
Time deposits	308,769	310,992	—	310,992	—
Borrowings	109,977	111,462	—	111,462	—
Accrued interest payable	53	53	—	53	—

	December 31, 2019
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$48,739	$48,739	$48,739	$—	$—
Investment securities available for sale	315,580	315,580	—	315,580	—
Loans held for sale	503	503	—	503	—
Loans receivable, net	878,437	858,101	—	—	858,101
FHLB stock	6,034	6,034	—	6,034	—
Accrued interest receivable	3,931	3,931	—	3,931	—
Mortgage servicing rights, net	871	1,486	—	—	1,486

Financial liabilities
Demand deposits	$693,565	$693,565	$693,565	$—	$—
Time deposits	308,080	308,819	—	308,819	—
Borrowings	112,930	113,076	—	113,076	—
Accrued interest payable	373	373	—	373	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings per Common Share

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2020	2019
	(In thousands, except share data)
Numerator:
Net income	$10,340	$9,014

Denominator:
Basic weighted average common shares outstanding	9,348,874	9,845,021
Dilutive restricted stock awards	31,420	78,089
Diluted weighted average common shares outstanding	9,380,294	9,923,110

Basic earnings per common share	$1.11	$0.92

Diluted earnings per common share	$1.10	$0.91

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2020 and 2019, anti-dilutive shares as calculated under the treasury stock method totaled 33,208 and 66,659, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Noninterest Income

On January 1, 2018, the Company adopted the amendments of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The Company has included the following table regarding the Company’s noninterest income for the periods presented.

	Year Ended December 31,
	2020	2019

Noninterest income:
Loan fees (1)	$872	$347
Deposit fees	1,410	1,833
Debit interchange income	136	124
Credit card interchange income	1,745	1,765
Gain on loan sales, net (1)	6,433	1,077
Investment securities gain (loss), net (1)	3,147	836
Increase in cash surrender value of BOLI (1)	1,826	708
Other income:
Investment services revenue	176	229
Gain or loss on subsidiary (1)	(72)	68
Remaining other income	173	25
Total other income	277	322

Total noninterest income	$15,846	$7,012

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

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(In thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$8,655	$5,989
Investment securities available for sale, at fair value	—	11,684
Investment in bank	165,285	147,744
Investment in equity securities	1,260	—
ESOP loan receivable	10,164	10,740
Accrued interest receivable	126	190
Prepaid expenses and other assets	1,069	704

Total assets	$186,559	$177,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Payable to subsidiary	$72	$177
Other liabilities	104	23

Total liabilities	176	200

Shareholders' equity	186,383	176,851

Total liabilities and shareholders' equity	$186,559	$177,051

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Income

(In thousands)

	For the Year Ended December 31,
	2020	2019
Operating income:
Interest and fees on loans receivable	$254	$268
Interest on mortgage-backed and related securities	58	134
Interest on investment securities	105	130
Gain (loss) on sale of securities	250	—
Unrealized gain (loss) on equity securities	(140)	—
Dividends from Bank	2,000	4,000
Total operating income	2,527	4,532
Operating expenses:
Other expenses	875	892
Total operating expenses	875	892
Income before benefit for income taxes and equity in undistributed earnings of subsidiary	1,652	3,640
Benefit for income taxes	(73)	(104)
Income before equity in undistributed earnings of subsidiary	1,725	3,744
Equity in undistributed earnings of subsidiary	10,615	13,270

Net income	$12,340	$17,014

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statement of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,340	$17,014
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(10,615)	(13,270)
Amortization of premiums and accretion of discounts on investments, net	50	81
Gain on sale of securities available for sale	(250)	—
Change in payable to subsidiary	(105)	81
Change in other assets	(171)	(227)
Change in other liabilities	81	(17)

Net cash from operating activities	1,330	3,662

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of securities available for sale	2,065	2,808
Proceeds from sales of securities available for sale	9,872	—
ESOP loan repayment	576	560
Investment in equity securities	(1,401)	—

Net cash from investing activities	11,112	3,368

Cash flows from financing activities:
Repurchase of common stock	(7,591)	(8,135)
Payment of dividends	(2,185)	(1,414)

Net cash from financing activities	(9,776)	(9,549)

Net increase (decrease) in cash	2,666	(2,519)

Cash and cash equivalents at beginning of period	5,989	8,508

Cash and cash equivalents at end of period	$8,655	$5,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$360	$—

NONCASH INVESTING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$—	$384

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2020 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2020, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of December 31, 2020, which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2020, (the "Proxy Statement"), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained under the section captioned "Item 1. Business - Information About Our Executive Officers," which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Jennifer Zaccardo (Chairperson), David Blake, Stephen Oliver, Dana Behar, Cindy Finnie, and Sherilyn Anderson. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Zaccardo meets the definition of "audit committee financial expert," as defined by the SEC.

The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its principal executive officer and senior financial officers), directors and employees. The Company’s Code of Ethics is posted on the Investor Relations section of our website at www.ourfirstfed.com.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 included in the section captioned "Delinquent Section 16(a) Reports" in the Proxy Statement is incorporated herein by reference.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

Item 11. Executive Compensation

The information contained in the section captioned "Executive Compensation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned "Principal Shareholders" and "Beneficial Ownership by Directors and Named Executive Officers" in the Proxy Statement is incorporated herein by reference.

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Northwest Bancorp 2020 Equity Incentive Plan (1)	—	N/A	421,376
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	421,376

(1) Shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the '2020 Plan') on May 5, 2020. As of December 31, 2020, 98,624 restricted shares were outstanding under the 2020 Plan and no stock options have been awarded. The restricted shares will vest in equal annual installments over periods of up to three years. All of the shares shown in column (c) may be granted under the 2020 Plan in the form of stock options or restricted shares, as well as other types of awards. No additional awards may be made under the First Northwest Bancorp 2015 Equity Incentive Plan (the '2015 Plan'), which was approved by shareholders on November 16, 2015. As of December 31, 2020, 195,720 restricted shares and no options remained outstanding under the 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the sections captioned "Corporate Governance and Board Matters – Transactions with Related Persons" and "Corporate Governance and Board Matters – Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Proposal 5 – Ratification of Appointment of Independent Auditor" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)      1. Financial Statements.

For a list of the financial statements filed as part of this report see Part II – Item 8.

2. Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in Part II, Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended through August 28, 2014		10-K	3.1	3/15/2019
3.2	Bylaws of First Northwest Bancorp as amended effective January 22, 2019		10-K	3.2	3/15/2019
4.1	Description of Common Stock		10-K	4.1	3/9/2020
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020	X
10.3*	Executive Employment Agreement with Matthew P. Deines		8-K	10.1	8/5/2019
10.4*	Form of Executive Employment Agreement with Terry A. Anderson, Derek J. Brown, Geraldine L. Bullard, Kelly A. Liske, Christopher J. Riffle, and Randall T. Riffle		10-K	10.4	3/15/2019
10.5*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.6*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.7*	First Federal Fiscal 2020 Cash Incentive Plan		10-Q	10.3	5/11/2020
10.8*	Form of First Federal Fiscal 2020 Cash Incentive Plan Participation Agreement		10-Q	10.2	5/11/2020
10.9*	Non-Employee Director Compensation Policy		10-K	10.9	3/9/2020
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
	* Denotes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

March 12, 2021	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 12, 2021
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Geraldine L. Bullard	March 12, 2021
Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 12, 2021
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/Sherilyn G. Anderson	March 12, 2021
Sherilyn G. Anderson
Director

By:	/s/Dana D. Behar	March 12, 2021
Dana D. Behar
Director

By:	/s/David A. Blake	March 12, 2021
David A. Blake
Director

By:	/s/Craig A. Curtis	March 12, 2021
Craig A. Curtis
Director

By:	/s/Cindy H. Finnie	March 12, 2021
Cindy H. Finnie
Director

By:	/s/Norman J. Tonina, Jr.	March 12, 2021
Norman J. Tonina, Jr.
Director

By:	/s/Jennifer Zaccardo	March 12, 2021
Jennifer Zaccardo
Director