Form 10-Q
period 2021-03-31
First Northwest Bancorp
filed 2021-05-14
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2021, there were 10,218,878 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp ("First Northwest") and its consolidated subsidiary, unless the context indicates otherwise. When we refer to “First Fed” or the “Bank” in this report, we are referring to First Federal Savings and Loan Association of Port Angeles, the wholly owned subsidiary of First Northwest Bancorp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Cash and due from banks	$15,827	$13,508
Interest-bearing deposits in banks	83,444	51,647
Investment securities available for sale, at fair value	393,495	364,296
Loans held for sale	4,037	3,753
Loans receivable (net of allowance for loan losses of $14,265 and $13,847)	1,156,439	1,141,969
Federal Home Loan Bank (FHLB) stock, at cost	3,997	5,977
Accrued interest receivable	6,251	6,966
Premises and equipment, net	14,795	14,785
Mortgage servicing rights, net	2,309	2,120
Bank-owned life insurance, net	38,596	38,353
Prepaid expenses and other assets	17,103	10,975

Total assets	$1,736,293	$1,654,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,434,807	$1,333,517
FHLB advances	50,000	109,977
Subordinated debt, net	39,310	—
Accrued interest payable	84	53
Accrued expenses and other liabilities	27,994	23,303
Advances from borrowers for taxes and insurance	2,000	1,116

Total liabilities	1,554,195	1,467,966

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,195,644 shares at March 31, 2021, and 10,247,185 shares at December 31, 2020	102	102
Additional paid-in capital	96,499	97,412
Retained earnings	94,363	92,657
Accumulated other comprehensive income, net of tax	199	5,442
Unearned employee stock ownership plan (ESOP) shares	(9,065)	(9,230)

Total shareholders' equity	182,098	186,383

Total liabilities and shareholders' equity	$1,736,293	$1,654,349

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans receivable	$12,541	$9,836
Interest on mortgage-backed securities	464	959
Interest on investment securities	1,570	1,069
Interest on deposits and other	13	68
FHLB dividends	45	47

Total interest income	14,633	11,979
INTEREST EXPENSE
Deposits	934	2,138
Borrowings	191	434
Subordinated debt	25	—

Total interest expense	1,150	2,572

Net interest income	13,483	9,407
PROVISION FOR LOAN LOSSES	500	1,266

Net interest income after provision for loan losses	12,983	8,141
NONINTEREST INCOME
Loan and deposit service fees	837	881
Mortgage servicing fees, net of amortization	30	15
Net gain on sale of loans	1,337	383
Net gain on sale of investment securities	—	605
Increase in cash surrender value of bank-owned life insurance	244	328
Other income	256	106

Total noninterest income	2,704	2,318

NONINTEREST EXPENSE
Compensation and benefits	7,295	5,361
Data processing	739	690
Occupancy and equipment	1,623	1,351
Supplies, postage, and telephone	242	211
Regulatory assessments and state taxes	261	174
Advertising	445	272
Professional fees	522	400
FDIC insurance premium	148	—
FHLB prepayment penalty	—	210
Other expense	819	713

Total noninterest expense	12,094	9,382

INCOME BEFORE PROVISION FOR INCOME TAXES	3,593	1,077

PROVISION FOR INCOME TAXES	473	204

NET INCOME	$3,120	$873

Basic and diluted earnings per common share	$0.34	$0.09

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

NET INCOME	$3,120	$873

Other comprehensive loss:
Unrealized holding losses on investments available for sale arising during the period	(4,428)	(7,897)
Income tax benefit related to unrealized holding losses	930	1,658
Unrecognized defined benefit ("DB") plan prior service cost	(2,210)	—
Income tax benefit related to DB plan prior service cost	465	—
Reclassification adjustment for net (gains) losses on sales of securities realized in income	—	(605)
Income tax benefit related to reclassification adjustment on sales of securities	—	127

Other comprehensive loss, net of tax	(5,243)	(6,717)

COMPREHENSIVE LOSS	$(2,123)	$(5,844)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive (Loss) Income,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$176,851

Net income				873			873
Common stock repurchased	(288,276)	(3)	(2,880)	(947)			(3,830)
Restricted stock award forfeitures net of grants	(10,400)	—	—				—
Other comprehensive loss, net of tax						(6,717)	(6,717)
Share-based compensation expense			304				304
ESOP shares committed to be released			38		165		203
Cash dividends declared and paid ($0.05 per share)				(533)			(533)

BALANCE, March 31, 2020	10,432,963	$104	$99,479	$85,549	$(9,725)	$(8,256)	$167,151

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$186,383

Net income				3,120			3,120
Common stock repurchased	(135,837)	—	(1,358)	(805)			(2,163)
Restricted stock award grants net of forfeitures	84,896	—	—				—
Restricted stock awards canceled	(600)	—	(11)				(11)
Other comprehensive loss, net of tax						(5,243)	(5,243)
Share-based compensation expense			404				404
ESOP shares committed to be released			52		165		217
Cash dividends declared and paid ($0.06 per share)				(609)			(609)

BALANCE, March 31, 2021	10,195,644	$102	$96,499	$94,363	$(9,065)	$199	$182,098

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,120	$873
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	338	338
Amortization and accretion of premiums and discounts on investments, net	270	477
Amortization (accretion) of deferred loan fees, net	160	(436)
Amortization of mortgage servicing rights, net	124	82
Additions to mortgage servicing rights, net	(332)	(54)
Net increase on the valuation allowance on mortgage servicing rights	19	—
Provision for loan losses	500	1,266
Allocation of ESOP shares	154	203
Share-based compensation expense	404	304
Gain on sale of loans, net	(1,337)	(383)
Gain on sale of securities available for sale, net	—	(605)
Increase in cash surrender value of life insurance, net	(244)	(328)
Origination of loans held for sale	(37,287)	(20,027)
Proceeds from loans held for sale	38,340	16,382
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	715	(193)
Increase in prepaid expenses and other assets	(8,326)	(382)
Increase (decrease) in accrued interest payable	31	(179)
Increase in accrued expenses and other liabilities	6,138	833

Net cash from operating activities	2,787	(1,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(53,290)	(66,372)
Proceeds from maturities, calls, and principal repayments of securities available for sale	19,393	15,984
Proceeds from sales of securities available for sale	—	40,073
Redemption (purchase) of FHLB stock	1,980	(1,547)
Net increase in loans receivable	(15,130)	(21,943)
Purchase of premises and equipment, net	(348)	(227)

Net cash from investing activities	(47,395)	(34,032)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$101,290	$62,260
Proceeds from long-term FHLB advances	10,000	30,000
Repayment of long-term FHLB advances	(10,000)	(25,000)
Net (decrease) increase in short-term FHLB advances	(59,977)	32,091
Proceeds from issuance of subordinated debt, net	39,310	—
Net increase (decrease) in advances from borrowers for taxes and insurance	884	(702)
Dividends paid	(609)	(533)
Restricted stock awards canceled	(11)	—
Repurchase of common stock	(2,163)	(3,830)

Net cash from financing activities	78,724	94,286

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,116	58,425

CASH AND CASH EQUIVALENTS, beginning of period	65,155	48,739

CASH AND CASH EQUIVALENTS, end of period	$99,271	$107,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,119	$2,751
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$2,718	$—

NONCASH INVESTING ACTIVITIES
Unrealized loss on securities available for sale	$(4,428)	$(8,502)
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$396
Lease liabilities arising from obtaining right-of-use assets	$672	$—

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and Nature of business - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Federal Savings and Loan Association of Port Angeles ("First Fed" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). First Northwest and the Bank are collectively referred to as the "Company." In connection with the Conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the Conversion, resulting in the issuance of a total of 13,100,360 shares. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million were contributed to the Bank upon Conversion.

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP"). On December 18, 2015, the ESOP completed its open market purchases, with funds borrowed from the Company, of 8% of the common stock issued in the Conversion for a total of 1,048,029 shares.

First Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Fed. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank.

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in Western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for future periods.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest and its wholly owned subsidiary, First Fed. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate. See Note 10 for additional information.

Recently adopted accounting pronouncements

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The standard also clarifies and amends existing guidance to improve consistent application. This ASU, which is effective for fiscal years beginning after December 15, 2020, did not have a material impact on the Company's financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments, and certain derivatives including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The ASU, which is effective for fiscal years beginning after December 15, 2020, did not have a material effect on the Company's financial statements.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at March 31, 2021 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$131,788	$2,560	$(1,856)	$132,492
U.S. government and agency issued bonds (Agency bonds)	1,940	—	(27)	1,913
U.S. government agency issued asset-backed securities (ABS agency)	64,355	1,637	(82)	65,910
Corporate issued asset-backed securities (ABS corporate)	17,620	—	(115)	17,505
Corporate issued debt securities (Corporate debt)	43,305	920	(335)	43,890
U.S. Small Business Administration securities (SBA)	17,399	167	—	17,566
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	74,214	581	(779)	74,016
Corporate issued mortgage-backed securities (MBS corporate)	40,413	96	(306)	40,203

Total securities available for sale	$391,034	$5,961	$(3,500)	$393,495

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2020, are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$122,667	$5,212	$(17)	$127,862
ABS agency	62,934	1,240	(354)	63,820
ABS corporate	29,661	37	(418)	29,280
Corporate debt	35,408	687	(585)	35,510
SBA	18,420	144	—	18,564
Mortgage-backed securities:
MBS agency	61,859	876	(52)	62,683
MBS corporate	26,458	162	(43)	26,577

Total securities available for sale	$357,407	$8,358	$(1,469)	$364,296

There were no securities classified as held-to-maturity at  March 31, 2021 and  December 31, 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(1,727)	$57,025	$(129)	$3,507	$(1,856)	$60,532
Agency bonds	(27)	1,913	—	—	(27)	1,913
ABS agency	—	—	(82)	1,938	(82)	1,938
ABS corporate	—	—	(115)	17,505	(115)	17,505
Corporate debt	(250)	16,746	(85)	4,915	(335)	21,661
SBA	—	53	—	43	—	96
Mortgage-backed securities:
MBS agency	(777)	33,330	(2)	1,760	(779)	35,090
MBS corporate	(306)	23,671	—	—	(306)	23,671

Total available for sale	$(3,087)	$132,738	$(413)	$29,668	$(3,500)	$162,406

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2020:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(15)	$5,214	$(2)	$1,319	$(17)	$6,533
ABS agency	—	—	(354)	21,430	(354)	21,430
ABS corporate	—	—	(418)	27,283	(418)	27,283
Corporate debt	(8)	5,892	(577)	9,409	(585)	15,301
SBA	—	63	—	47	—	110
Mortgage-backed securities:
MBS agency	(52)	18,516	—	261	(52)	18,777
MBS corporate	(43)	10,003	—	—	(43)	10,003

Total available for sale	$(118)	$39,688	$(1,351)	$59,749	$(1,469)	$99,437

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2021 and December 31, 2020, there were 71 and 36 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three months ended March 31, 2021 and 2020.

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

	March 31, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$48	$50
Due after one through five years	21,235	21,207
Due after five through ten years	1,994	1,953
Due after ten years	91,350	91,009

Total mortgage-backed securities	114,627	114,219

All other investment securities:
Due within one year	—	—
Due after one through five years	1,344	1,344
Due after five through ten years	75,507	76,038
Due after ten years	199,556	201,894

Total all other investment securities	276,407	279,276

Total investment securities	$391,034	$393,495

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$80	$84
Due after one through five years	12,446	12,402
Due after five through ten years	—	—
Due after ten years	75,791	76,774

Total mortgage-backed securities	88,317	89,260

All other investment securities:
Due within one year	—	—
Due after one through five years	2,210	2,328
Due after five through ten years	74,568	74,351
Due after ten years	192,312	198,357

Total all other investment securities	269,090	275,036

Total investment securities	$357,407	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Proceeds from sales	$—	$40,073
Gross realized gains	—	637
Gross realized losses	—	(32)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Real Estate:
One-to-four family	$295,831	$309,828
Multi-family	162,487	162,467
Commercial real estate	296,826	296,574
Construction and land	157,316	123,627
Total real estate loans	912,460	892,496

Consumer:
Home equity	33,713	33,103
Auto and other consumer	139,134	128,233
Total consumer loans	172,847	161,336

Commercial business loans	83,033	100,201

Total loans	1,168,340	1,154,033

Less:
Net deferred loan fees	4,983	4,346
Premium on purchased loans, net	(7,347)	(6,129)
Allowance for loan losses	14,265	13,847

Total loans receivable, net	$1,156,439	$1,141,969

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2021
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(59)	58	209	426	(6)	(197)	54	15	500
Charge-offs	—	—	—	—	—	(229)	—	—	(229)
Recoveries	6	—	—	3	17	121	—	—	147
Ending balance	$3,416	$1,822	$3,629	$1,890	$379	$2,337	$483	$309	$14,265

	At March 31, 2021
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,416	$1,822	$3,629	$1,890	$379	$2,337	$483	$309	$14,265
General reserve	3,384	1,822	3,628	1,890	374	2,126	483	309	14,016
Specific reserve	32	—	1	—	5	211	—	—	249

Total loans	$295,831	$162,487	$296,826	$157,316	$33,713	$139,134	$83,033	$—	$1,168,340
Loans collectively evaluated (1)	293,228	162,206	295,560	157,291	33,560	138,059	83,033	—	1,162,937
Loans individually evaluated (2)	2,603	281	1,266	25	153	1,075	—	—	5,403

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended March 31, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	319	35	479	191	(6)	176	42	30	1,266
Charge-offs	—	—	—	—	—	(134)	—	—	(134)
Recoveries	53	—	—	2	1	14	—	—	70
Ending balance	$3,396	$923	$2,722	$592	$449	$2,317	$250	$181	$10,830

	At December 31, 2020
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
General reserve	3,433	1,764	3,419	1,461	364	2,366	429	294	13,530
Specific reserve	36	—	1	—	4	276	—	—	317

Total loans	$309,828	$162,467	$296,574	$123,627	$33,103	$128,233	$100,201	$—	$1,154,033
Loans collectively evaluated (1)	306,862	162,183	295,296	123,601	32,968	127,411	100,201	—	1,148,522
Loans individually evaluated (2)	2,966	284	1,278	26	135	822	—	—	5,511

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

Impaired loans. A loan is considered impaired when the Bank has determined that it may be unable to collect payments of principal or interest when due under the contractual terms of the loan. Impairment is measured on a loan-by-loan basis for all loans in the portfolio except smaller balance homogeneous loans and certain qualifying troubled debt restructuring ("TDR") loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$223	$254	$—	$227	$257	$—
Multi-family	281	281	—	284	284	—
Commercial real estate	1,209	1,306	—	1,216	1,308	—
Construction and land	—	—	—	—	29	—
Home equity	36	68	—	37	94	—
Auto and other consumer	105	227	—	—	224	—
Commercial business	—	—	—	—	—	—
Total	1,854	2,136	—	1,764	2,196	—

With an allowance recorded:
One-to-four family	2,380	2,560	32	2,739	2,941	36
Multi-family	—	—	—	—	—	—
Commercial real estate	57	57	1	62	62	1
Construction and land	25	52	—	26	26	—
Home equity	117	175	5	98	157	4
Auto and other consumer	970	1,021	211	822	953	276
Commercial business	—	—	—	—	—	—
Total	3,549	3,865	249	3,747	4,139	317

Total impaired loans:
One-to-four family	2,603	2,814	32	2,966	3,198	36
Multi-family	281	281	—	284	284	—
Commercial real estate	1,266	1,363	1	1,278	1,370	1
Construction and land	25	52	—	26	55	—
Home equity	153	243	5	135	251	4
Auto and other consumer	1,075	1,248	211	822	1,177	276
Commercial business	—	—	—	—	—	—
Total	$5,403	$6,001	$249	$5,511	$6,335	$317

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the period shown:

	Three Months Ended
	March 31, 2021
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$226	$4
Multi-family	282	5
Commercial real estate	1,212	18
Construction and land	—	—
Home equity	36	—
Auto and other consumer	35	8
Commercial business	—	—
Total	1,791	35

With an allowance recorded:
One-to-four family	2,507	51
Multi-family	—	—
Commercial real estate	58	1
Construction and land	26	2
Home equity	111	3
Auto and other consumer	865	12
Commercial business	—	—
Total	3,567	69

Total impaired loans:
One-to-four family	2,733	55
Multi-family	282	5
Commercial real estate	1,270	19
Construction and land	26	2
Home equity	147	3
Auto and other consumer	900	20
Commercial business	—	—
Total	$5,358	$104

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2021, was $76,000.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
One-to-four family	$796	$912
Multi-family	—	284
Commercial real estate	145	157
Construction and land	25	26
Home equity	93	73
Auto and other consumer	1,076	821
Commercial business	—	—

Total nonaccrual loans	$2,135	$2,273

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2021 and December 31, 2020.

The following table presents past due loans, net of partial loan charge-offs, by class, as of March 31, 2021:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$585	$—	$—	$585	$295,246	$295,831
Multi-family	—	—	—	—	162,487	162,487
Commercial real estate	—	—	—	—	296,826	296,826
Construction and land	53	—	—	53	157,263	157,316
Total real estate loans	638	—	—	638	911,822	912,460

Consumer:
Home equity	80	12	21	113	33,600	33,713
Auto and other consumer	288	208	239	735	138,399	139,134
Total consumer loans	368	220	260	848	171,999	172,847

Commercial business loans	—	—	—	—	83,033	83,033

Total loans	$1,006	$220	$260	$1,486	$1,166,854	$1,168,340

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents past due loans, net of partial loan charge-offs, by class, as of December 31, 2020:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$406	$132	$29	$567	$309,261	$309,828
Multi-family	—	—	—	—	162,467	162,467
Commercial real estate	—	—	—	—	296,574	296,574
Construction and land	56	—	26	82	123,545	123,627
Total real estate loans	462	132	55	649	891,847	892,496

Consumer:
Home equity	94	—	—	94	33,009	33,103
Auto and other consumer	815	138	137	1,090	127,143	128,233
Total consumer loans	909	138	137	1,184	160,152	161,336

Commercial business loans	—	—	—	—	100,201	100,201

Total loans	$1,371	$270	$192	$1,833	$1,152,200	$1,154,033

Credit quality indicator. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss; risk ratings 6, 7, and 8 in our 8-point risk rating system, respectively. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When the Bank classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to certain problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose the Bank to enough risk to warrant classification as substandard or doubtful but do possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, the Bank categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  March 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$291,735	$866	$1,715	$1,515	$295,831
Multi-family	146,318	16,169	—	—	162,487
Commercial real estate	235,018	36,256	14,453	11,099	296,826
Construction and land	146,451	9,930	874	61	157,316
Total real estate loans	819,522	63,221	17,042	12,675	912,460

Consumer:
Home equity	33,236	259	100	118	33,713
Auto and other consumer	135,471	1,808	740	1,115	139,134
Total consumer loans	168,707	2,067	840	1,233	172,847

Commercial business loans	73,154	9,647	—	232	83,033

Total loans	$1,061,383	$74,935	$17,882	$14,140	$1,168,340

The following table represents the internally assigned grade as of December 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$303,840	$2,487	$1,730	$1,771	$309,828
Multi-family	146,536	15,647	—	284	162,467
Commercial real estate	250,970	20,759	20,690	4,155	296,574
Construction and land	114,575	8,914	74	64	123,627
Total real estate loans	815,921	47,807	22,494	6,274	892,496

Consumer:
Home equity	32,500	349	100	154	33,103
Auto and other consumer	124,115	2,034	1,216	868	128,233
Total consumer loans	156,615	2,383	1,316	1,022	161,336

Commercial business loans	92,010	7,791	168	232	100,201

Total loans	$1,064,546	$57,981	$23,978	$7,528	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$796	$295,035	$295,831
Multi-family	—	162,487	162,487
Commercial real estate	145	296,681	296,826
Construction and land	25	157,291	157,316

Consumer:
Home equity	93	33,620	33,713
Auto and other consumer	1,076	138,058	139,134

Commercial business	—	83,033	83,033

Total loans	$2,135	$1,166,205	$1,168,340

The following table represents the credit risk profile based on payment activity as of December 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$912	$308,916	$309,828
Multi-family	284	162,183	162,467
Commercial real estate	157	296,417	296,574
Construction and land	26	123,601	123,627

Consumer:
Home equity	73	33,030	33,103
Auto and other consumer	821	127,412	128,233

Commercial business	—	100,201	100,201

Total loans	$2,273	$1,151,760	$1,154,033

Troubled debt restructuring. A TDR is a loan to a borrower who is experiencing financial difficulty that has been modified from its original terms and conditions in such a way that the Bank is granting the borrower a concession of some kind. First Fed has granted a variety of concessions to borrowers in the form of loan modifications. The modifications are generally related to the loan's interest rate, term and payment amount or a combination thereof.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act"), provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. This relief was extended under the Consolidated Appropriations Act 2021, to the earlier of 60 days after the COVID-19 pandemic national emergency termination date or January 1, 2022. Through  March 31, 2021, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 357 loans aggregating to $175.0 million, or 15.0% of total loans. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of COVID-19 modified loans that remain on deferral as of  March 31, 2021:

	Count	Balance	Percent
	(Dollars in Thousands)
Real Estate:
One-to-four family	—	$—	0.0%
Multi-family	1	918	11.4
Commercial real estate	2	7,122	88.5
Construction and land	—	—	—
Total real estate loans	3	8,040	99.9

Consumer:
Home equity	—	—	—
Auto and other consumer	1	12	0.1
Total consumer loans	1	12	0.1

Commercial business loans	—	—	—

Total loans	4	$8,052	100.0%

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Total TDR loans	$1,973	$2,224
Allowance for loan losses related to TDR loans	24	26
Total nonaccrual TDR loans	107	108

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three months ended March 31, 2021 or 2020.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2021 or 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No additional funds were committed to be advanced in connection with impaired loans at March 31, 2021.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	March 31, 2021			December 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,807	$107	$1,914	$2,054	$108	$2,162
Home equity	59	—	59	62	—	62

Total TDR loans	$1,866	$107	$1,973	$2,116	$108	$2,224

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2021 and December 31, 2020, were $80.1 million and $91.7 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Savings	$186,173	0.27%	$164,434	0.17%
Transaction accounts	466,143	0.00%	431,171	0.01%
Money market accounts	495,265	0.23%	429,143	0.31%
Certificates of deposit	287,226	0.80%	308,769	1.00%

	$1,434,807	0.28%	$1,333,517	0.36%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Within one year or less	$184,108	$185,804
After one year through two years	51,647	70,705
After two years through three years	37,591	37,417
After three years through four years	7,227	6,938
After four years through five years	6,653	7,905
After five years	—	—

	$287,226	$308,769

Brokered certificates of deposits of $85.9 million and $89.6 million are included in the March 31, 2021 and December 31, 2020 certificate of deposits totals above, respectively.

At  March 31, 2021 and December 31, 2020, deposits included $98.4 million and $80.9 million, respectively, in public fund deposits. Investment securities with a carrying value of $51.8 million and $48.1 million were pledged as collateral for these deposits at  March 31, 2021 and December 31, 2020, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Savings	$40	$340
Transaction accounts	7	19
Money market accounts	286	356
Certificates of deposit	601	1,423

	$934	$2,138

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

The effective tax rates were 13.2% and 18.9% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2021 and 2020 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans. Additionally, a cumulative adjustment was recorded in the first quarter of 2021.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share data)
Numerator:
Net income	$3,120	$873

Denominator:
Basic weighted average common shares outstanding	9,094,354	9,624,727
Dilutive restricted stock grants	91,371	51,650
Diluted weighted average common shares outstanding	9,185,725	9,676,377

Basic earnings per share	$0.34	$0.09

Diluted earnings per share	$0.34	$0.09

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of March 31, 2021 and 2020, there were 727,859 and 780,785 shares in the ESOP that remain unallocated, respectively.

Note 7 - Employee Benefits

Change from Multi-employer to Single-employer Pension Plan

Effective March 23, 2021, the Company withdrew from the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan") and established the First Federal Defined Benefit Plan ("Bank DB Plan"). On March 23, 2021, all assets and liabilities were transferred from the Pentegra DB Plan to the newly established Bank DB Plan.

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The Company uses December 31 as the measurement date for this plan. The initial measurement period will be March 23, 2021 – December 31, 2021.

The fair value of plan assets and projected benefit obligation on the March 23, 2021, Bank DB Plan adoption date were $14,705,000 and $14,197,000, respectively. A $2,717,599 cash contribution was made to the Pentegra DB Plan in March 2021 prior to the transition. A prior service cost of $1,745,519, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at March 31, 2021. The prior service cost is expected to be amortized over 15 years.

Weighted-average assumptions used to determine pension benefit obligations at year-end include a 2.95% discount rate and a 0% rate of compensation increase. The weighted average assumptions used to determine net periodic pension cost include 2.95% discount rate, 5.75% expected return on plan assets and a 0% rate of compensation increase. The 5.75% weighted average expected long-term rate of return is estimated based on current trends in similar plan assets, as well as projected future rates of returns on similar assets.

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal or interest payment was made by the ESOP during the three months ended March 31, 2021.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation expense related to the ESOP for the three months ended March 31, 2021 and 2020, was $217,000 and $151,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Allocated shares	306,949	306,949
Committed to be released shares	13,221	—
Unallocated shares	727,859	741,080

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$12,097	$11,561

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  March 31, 2021, there were 336,480 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  March 31, 2021, there were no shares available for grant under the 2015 EIP. At this date, there are 189,500 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 84,896 and 35,100 shares of restricted stock awarded, respectively, during the three months ended March 31, 2021 and 2020. Awarded shares of restricted stock vest ratably over periods ranging from three to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the stated period.

For the three months ended March 31, 2021 and 2020, total compensation expense for the equity incentive plans was $404,000 and $304,000, respectively.

Included in the above compensation expense for the three months ended March 31, 2021 and 2020, was directors' compensation of $91,000 and $85,000, respectively.

The following table provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	292,892	$13.96
Granted	84,896	18.60
Vested	(5,620)	16.42
Canceled (1)	(600)	16.42

Non-vested at March 31, 2021	371,568	$14.98

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's share of tax on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021, there was $4.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.88 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$132,492	$—	$132,492
Agency bonds	—	1,913	—	1,913
ABS agency	—	65,910	—	65,910
ABS corporate	—	17,505	—	17,505
Corporate debt	—	43,890	—	43,890
SBA	—	17,566	—	17,566
MBS agency	—	74,016	—	74,016
MBS corporate	—	40,203	—	40,203
	$—	$393,495	$—	$393,495

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$127,862	$—	$127,862
ABS agency	—	63,820	—	63,820
ABS corporate	—	29,280	—	29,280
Corporate debt	—	32,970	2,540	35,510
SBA	—	18,564	—	18,564
MBS agency	—	62,683	—	62,683
MBS corporate	—	20,205	6,372	26,577
	$—	$355,384	$8,912	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The significant unobservable inputs in the fair value measurement of the Company's Level 3 securities are noted below. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurements at the date indicated:

December 31, 2020	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (a)
Corporate debt	$ 1,540	Consensus pricing	Offered quotes	89 - 91
			Comparability adjustments (%)	-0.7% - +1.3%
	1,000	Consensus pricing	Offered quotes	92 - 100
			Comparability adjustments (%)	-7.4% - 0%
MBS corporate	6,372	Consensus pricing	Offered quotes	104 - 107
			Comparability adjustments (%)	-1.5% - +1.5%
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2021
	Balance at Beginning of Period	Transfers Out of Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS corporate	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
(1) Transferred from Level 3 to Level 2 after obtaining observable market data.

	December 31, 2020
	Balance at Beginning of Period	Transfers Into Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$—	$1,540	$1,000	$—	$2,540
MBS corporate	—	—	6,372	—	6,372
	$—	$1,540	$7,372	$—	$8,912
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,403	$5,403

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,511	$5,511

At  March 31, 2021 and December 31, 2020, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2021
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$15,827	$15,827	$15,827	$—	$—
Investment securities available for sale	393,495	393,495	—	393,495	—
Loans held for sale	4,037	4,037	—	4,037	—
Loans receivable, net	1,156,439	1,147,018	—	—	1,147,018
FHLB stock	3,997	3,997	—	3,997	—
Accrued interest receivable	6,251	6,251	—	6,251	—
Mortgage servicing rights, net	2,309	2,499	—	—	2,499

Financial liabilities
Demand deposits	$1,147,581	$1,147,581	$1,147,581	$—	$—
Time deposits	287,226	288,807	—	288,807	—
FHLB Borrowings	50,000	50,447	—	50,447	—
Subordinated debt	39,310	39,310	—	39,310	—
Accrued interest payable	84	84	—	84	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2020
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$65,155	$65,155	$65,155	$—	$—
Investment securities available for sale	364,296	364,296	—	355,384	8,912
Loans held for sale	3,753	3,753	—	3,753	—
Loans receivable, net	1,141,969	1,129,570	—	—	1,129,570
FHLB stock	5,977	5,977	—	5,977	—
Accrued interest receivable	6,966	6,966	—	6,966	—
Mortgage servicing rights, net	2,120	2,189	—	—	2,189

Financial liabilities
Demand deposits	$1,024,748	$1,024,748	$1,024,748	$—	$—
Time deposits	308,769	310,992	—	310,992	—
FHLB Borrowings	109,977	111,462	—	111,462	—
Accrued interest payable	53	53	—	53	—

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

Loans receivable, net - At March 31, 2021, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts when available. If no comparable contract is available, the estimated fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Note 10- Subsequent Event

On April 15, 2021, the Company entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin"). Subsequent to quarter end, the Company partially fulfilled its commitment to extend $15.0 million to Quin under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of approximately $500,000.

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

•	any failure of key third-party vendors to perform their obligations to us; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

General

First Northwest is a bank holding company which primarily engages in the business activity of its subsidiary, First Fed. First Fed is a community-oriented financial institution serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington State, through its Seattle lending center and ten full-service branches. Our business and operating strategy is focused on building sustainable earnings through employing experienced bankers, geographic expansion, diversifying our loan product mix, expanding our deposit product offerings that deliver value-added solutions, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. We continue to increase the origination of commercial real estate, multi-family real estate, construction, and commercial business loans. More recently we have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs, in order to diversity our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to generate interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, as a way to provide cost effective liquidity and manage interest rate risk.

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

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for losses inherent in our loan portfolio through our allowance for loan losses. As credit metrics improve, such as a loan's risk rating, increased property values, improvements in the economic environment, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net income.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and customer acquisition expenses, expenses related to real estate and personal property owned, and other expenses.

Recent Developments. On March 22, 2021, the Company announced that First Fed has entered into an agreement with Sterling Bank and Trust of Southfield, Michigan to purchase its Bellevue, Washington branch, subject to applicable regulatory approvals and other customary closing conditions. The agreement includes the purchase of approximately $77.7 million in deposits as of the announcement date. First Fed anticipates closing the transaction by the end of the second quarter of 2021.

As discussed in more detail below under the subheading "Liabilities," on March 25, 2021, the Company issued $40.0 million in 3.75% fixed-to-floating rate subordinated notes due 2031 to certain qualified institutional buyers and institutional accredited investors. The Company intends to use the net proceeds from the sale of the notes for general corporate purposes.

On April 15, 2021, the Company entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin"). Under the Joint Venture Agreement, the Company and POM have established Quin to develop a digital financial wellness platform that will offer personal financial services to the general public. Under a related Marketing and Banking Services Agreement, Quin will promote the services offered through the digital financial wellness platform and the Bank will provide banking services to the customers who utilize the platform. The Marketing and Banking Services Agreement sets forth the terms governing the parties' commercial and economic commitments and responsibilities, including the fees to be paid by the Bank to fund the costs of acquiring customers and the distribution of interchange fees. The Company also committed to extend $15.0 million to Quin under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of approximately $500,000.

Impact of COVID-19 Pandemic. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As initial restrictive measures were eased during 2020 and into 2021, the U.S. economy started to recover and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. As of March 31, 2021, the governor of Washington eased restrictions initially set in place, allowing businesses to increase capacities, but short of full capacity.

We recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue through the remainder of 2021, especially if new COVID-19 variant infections increase and new restrictions are mandated. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments, all of which have been significantly impacted by the COVID-19 pandemic. At March 31, 2021, the Company’s exposure as a percent of the total loan portfolio to these industries was 4.4%, 0.2%, and 4.3%, respectively. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

We have taken deliberate actions to ensure that we have the balance sheet strength to serve our clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position; however, future economic conditions are subject to significant uncertainty. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related variant infections, the availability and effectiveness of COVID-19 vaccines, and the impact on our customers, employees, vendors and the economy. While uncertainty still exists, we believe we are well-positioned to operate effectively through the present economic environment.

We continue to provide banking and financial services to our customers, with drive-thru access available at all our branch locations and in-person services available by appointment. Our branch locations are currently open and operating, having returned to normal business hours at the beginning of May 2021. In addition, we continue to provide access to banking and financial services through online banking, Interactive Teller Machines ("ITMs"), Automated Teller Machines ("ATMs"), and by telephone. We continue to take additional precautions within all our locations, including providing personal protection equipment and enhanced cleaning procedures, to ensure the safety of our customers and our employees.

We provided assistance to many small businesses applying for the SBA's Paycheck Protection Program ("PPP") funding. As of March 31, 2021, we processed $32.4 million of loans for 307 customers through the current round of SBA PPP funding with an average loan amount of $106,000. We processed $32.2 million of loans for 515 customers through the initial round of SBA PPP funding during 2020 with an average loan amount of $63,000. Payments by borrowers on these loans can be deferred up to sixteen months after the note date, and interest, at 1%, will continue to accrue during the deferment period. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. As of March 31, 2021, $16.6 million, or 51.4%, of the first-round loans were forgiven.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Assets. Total assets increased to $1.74 billion at March 31, 2021 from $1.65 billion at December 31, 2020.

Total loans, excluding loans held for sale, increased $14.5 million to $1.16 billion at March 31, 2021, from $1.14 billion at December 31, 2020. During the three months ended March 31, 2021, auto and other consumer loans increased $10.9 million, with $7.3 million in purchases of manufactured home loans and $14.2 million in purchased auto loans offset by prepayment activity. One- to four-family residential loans decreased $14.0 million as prepayment of loans exceeded originations during the period. Commercial business loans decreased $17.2 million as newly funded PPP loans were offset by PPP forgiveness payments received during the period and participation in the Northpointe Bank Mortgage Participation Program decreased to $5.7 million at March 31, 2021, from $47.3 million at December 31, 2020. Competition for quality commercial credits remains; however, continuing impacts of the COVID-19 pandemic have reduced the demand for credit.

Construction and land loans increased $33.7 million, or 27.2%, to $157.3 million at March 31, 2021, from $123.6 million at December 31, 2020. Our construction loans are geographically dispersed throughout Western Washington (with one loan in Oregon) and, as a result, are susceptible to risks that may vary depending on the nature and location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects and intend to begin utilizing internal staffing to monitor certain projects, which we expect will enhance fee income related to these loans. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of this point in time, we have no reason to believe that any of the projects in process will not be completed.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, in order to prudently underwrite construction loans. We continually assess our lending strategies across all product lines and markets within which we do business in order to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$18,268	$34,996	$1,472	$—	$54,736
Multi-family residential	4,034	176,473	16,637	8,020	205,164
Commercial real estate	2,134	46,021	2,695	—	50,850
Total commitment	$24,436	$257,490	$20,804	$8,020	$310,750

Construction Funds Disbursed
One- to four-family residential	$7,193	$17,871	$805	$—	$25,869
Multi-family residential	3,687	79,566	15,300	856	99,409
Commercial real estate	1,763	20,047	1,027	—	22,837
Total disbursed	$12,643	$117,484	$17,132	$856	$148,115

Undisbursed Commitment
One- to four-family residential	$11,075	$17,125	$667	$—	$28,867
Multi-family residential	347	96,907	1,337	7,164	105,755
Commercial real estate	371	25,974	1,668	—	28,013
Total undisbursed	$11,793	$140,006	$3,672	$7,164	$162,635

Land Funds Disbursed
One- to four-family residential	$4,521	$3,001	$343	$—	$7,865
Commercial real estate	—	1,336	—	—	1,336
Total disbursed for land	$4,521	$4,337	$343	$—	$9,201

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$15,473	$29,827	$1,477	$—	$46,777
Multi-family residential	1,644	145,701	16,637	8,020	172,002
Commercial real estate	2,282	46,103	2,755	—	51,140
Total Commitment	$19,399	$221,631	$20,869	$8,020	$269,919

Construction Funds Disbursed
One- to four-family residential	$7,208	$15,976	$845	$—	$24,029
Multi-family residential	1,297	57,262	15,300	—	73,859
Commercial real estate	1,677	14,812	429	—	16,918
Total disbursed	$10,182	$88,050	$16,574	$—	$114,806

Undisbursed Commitment
One- to four-family residential	$8,265	$13,851	$632	$—	$22,748
Multi-family residential	347	88,439	1,337	8,020	98,143
Commercial real estate	605	31,291	2,326	—	34,222
Total undisbursed	$9,217	$133,581	$4,295	$8,020	$155,113

Land Funds Disbursed
One- to four-family residential	$4,350	$2,728	$347	$53	$7,478
Commercial real estate	—	1,343	—	—	1,343
Total disbursed for land	$4,350	$4,071	$347	$53	$8,821

During the three months ended March 31, 2021, the Company originated $187.0 million of loans, of which $125.1 million, or 66.8%, were originated in the Puget Sound region, $47.1 million, or 25.2%, in the North Olympic Peninsula, $2.9 million, or 1.6%, in other areas throughout Washington State, and $11.9 million, or 6.4%, in Oregon. The Company purchased an additional $14.2 million in auto loans and $7.3 million in manufactured home loans during the three months ended March 31, 2021. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses increased $418,000, or 3.0%, to $14.3 million at March 31, 2021, from $13.8 million at December 31, 2020. The increase was due to a $500,000 loan loss provision, offset by net charge-offs of $82,000 for the three-month period. The provision is attributed to qualitative factor adjustments as well as to account for growth in the loan portfolio. We continue to monitor the economic impact of the COVID-19 pandemic and the anticipated impact is included in the qualitative factor adjustments. The allowance for loan losses as a percentage of total loans at both March 31, 2021 and December 31, 2020 was 1.2%.

Nonperforming loans decreased $138,000, or 6.1%, to $2.1 million at March 31, 2021, from $2.3 million at December 31, 2020, mainly attributable to improvements in nonperforming one- to four-family loans of $116,000 and multi-family loans of $284,000, offset by additions in auto and other consumer loans of $255,000. Nonperforming loans to total loans was 0.2% at both March 31, 2021 and December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 668.1% at March 31, 2021, from 609.2% at December 31, 2020.

At March 31, 2021, there were $2.0 million in restructured loans, of which $1.9 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans increased $6.6 million to $14.1 million at March 31, 2021, from $7.5 million at December 31, 2020 due to one deteriorating commercial real estate loan.

Net loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We removed one of our indirect auto loan product offerings in 2020 to effectively eliminate new production and reduce future charge-off activity. We continue to monitor the program in order to prudently balance risk and return within the portfolio. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the loan portfolio as of March 31, 2021. As the ultimate impact of the COVID-19 pandemic and response from Federal and State government remains to be seen, we continue to incorporate this into the qualitative factor related to the economy.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	March 31, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$295,831	$309,828	$(13,997)	(4.5)%
Multi-family	162,487	162,467	20	—
Commercial real estate	296,826	296,574	252	0.1
Construction and land	157,316	123,627	33,689	27.3
Total real estate loans	912,460	892,496	19,964	2.2

Consumer:
Home equity	33,713	33,103	610	1.8
Auto and other consumer	139,134	128,233	10,901	8.5
Total consumer loans	172,847	161,336	11,511	7.1

Commercial business loans	83,033	100,201	(17,168)	(17.1)

Total loans	1,168,340	1,154,033	14,307	1.2
Less:
Net deferred loan fees	4,983	4,346	637	14.7
Premium on purchased loans, net	(7,347)	(6,129)	(1,218)	19.9
Allowance for loan losses	14,265	13,847	418	3.0
Loans receivable, net	$1,156,439	$1,141,969	$14,470	1.3

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	March 31, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$796	$912	$(116)	(12.7)%
Multi-family	—	284	(284)	(100.0)
Commercial real estate	145	157	(12)	(7.6)
Construction and land	25	26	(1)	(3.8)
Total real estate loans	966	1,379	(413)	(29.9)

Consumer loans:
Home equity	93	73	20	27.4
Auto and other consumer	1,076	821	255	31.1
Total consumer loans	1,169	894	275	30.8

Commercial business	—	—	—	100.0

Total nonperforming loans	2,135	2,273	(138)	(6.1)

Real estate owned:
Land	—	2	(2)	(100.0)
Total real estate owned	—	2	(2)	(100.0)

Repossessed assets	—	—	—	100.0

Total nonperforming assets	$2,135	$2,275	$(140)	(6.2)

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%	0.0%	—

Investment securities increased $29.2 million, or 8.0%, to $393.5 million at March 31, 2021, from $364.3 million at December 31, 2020, due to the purchase of securities, normal payments and prepayment activity. Mortgage-backed securities totaled $114.2 million at March 31, 2021, or 29.0% of the investment securities portfolio, an increase during the year of $25.0 million, or 28.0%, from $89.3 million at December 31, 2020. Other investment securities, including municipal bonds and other asset-backed securities, were $279.3 million at March 31, 2021, or 71.0% of the total investment securities portfolio, an increase of $4.2 million from $275.0 million at December 31, 2020. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.5 years as of March 31, 2021, and 7.3 years as of December 31, 2020, and had an estimated average repricing term of 5.3 years as of March 31, 2021, and 5.0 years as of December 31, 2020, based on the interest rate environment at those times. The net change in unrealized gains (losses) on our municipal bonds and mortgage-backed investment securities declined $4.4 million during the first quarter of 2021 as a result of declining market values.

The investment portfolio was comprised of 48.0% in amortizing securities at both March 31, 2021 and December 31, 2020. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.55 billion at March 31, 2021, from $1.47 billion at December 31, 2020, primarily due to an increase in deposits of $101.3 million and the issuance of subordinated debt of $40.0 million in March 2021.

Deposit balances increased 7.6%, to $1.43 billion at March 31, 2021, from $1.33 billion at December 31, 2020. There was a $66.1 million increase in money market accounts, a $34.9 million increase in transaction accounts, and a $21.7 million increase in savings accounts during the period while the balance of certificates of deposits decreased $21.5 million. The increase in deposits is in large part due to organic growth, the Federal government's continued response to the pandemic including stimulus payments, deposit of additional PPP funding, and deferrals of Federal tax payment due dates. We strategically increased noninterest-bearing and other core deposits to manage overall funding costs. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and allow flexibility when competing on retail rates. At March 31, 2021, we had $85.9 million in brokered CDs included in the $287.2 million balance of certificates of deposit.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds of the offering for general corporate purposes and has provided $20.0 million to the Bank as Tier 1 capital.

Equity. Total shareholders' equity decreased $4.2 million to $182.1 million for the three months ended March 31, 2021. The decrease was due to an after-tax decline in unrealized gain on available-for-sale investments of $3.5 million and a $1.7 million adjustment in other comprehensive income reflecting the recognition of prior service cost related to the transfer out of participation in a multiemployer pension plan into a single employer plan. The Company recorded year-to-date net income of $3.1 million, partially offset by $2.2 million in repurchases of shares of common stock.

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

General. Net income increased $2.2 million, or 257.4%, to $3.1 million for the three months ended March 31, 2021, compared to net income of $873,000 for the three months ended March 31, 2020, due to an increase in net interest income after provision for loan losses compared to the same period in 2020 and a modest increase in noninterest income partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $4.1 million to $13.5 million for the three months ended March 31, 2021, from $9.4 million for the three months ended March 31, 2020. This increase was mainly the result of an increase in average earning assets of $341.0 million. The yield on average interest-earning assets decreased 19 basis points to 3.78% for the three months ended March 31, 2021, compared to 3.97% for the same period in the prior year due to a decrease in reinvestment loan and investment securities rates.

The average cost of interest-bearing liabilities decreased to 0.40% for the three months ended March 31, 2021, compared to 1.11% for the same period last year, due primarily to a decrease in rates on interest-bearing deposits of 67 basis points combined with a decrease in borrowing volume of $24.2 million and lower borrowing rates due to the restructure of long-term FHLB advances and declining rates on short-term advances. Total cost of funds decreased 63 basis points to 32 basis points for the three months ended March 31, 2021, from 95 basis points for the same period in 2020. The net interest margin increased 37 basis points to 3.48% for the three months ended March 31, 2021, from 3.11% for the same period in 2020.

Interest Income. Total interest income increased $2.7 million, or 22.2%, to $14.6 million for the three months ended March 31, 2021, from $12.0 million for the comparable period in 2020, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $2.7 million, to $12.5 million for the three months ended March 31, 2021, from $9.8 million for the three months ended March 31, 2020, related to an increase in the average balance of net loans receivable of $261.5 million compared to the prior year. Average loan yields decreased 9 basis points to 4.43% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,132,194	4.43%	$870,739	4.52%	$2,705
Investment securities	276,229	2.27	149,954	2.85	501
Mortgage-backed securities	92,508	2.01	161,666	2.37	(495)
FHLB stock	3,809	4.73	4,707	3.99	(2)
Interest-bearing deposits in banks	44,576	0.12	21,248	1.28	(55)
Total interest-earning assets	$1,549,316	3.78%	$1,208,314	3.97%	$2,654

Interest Expense. Total interest expense decreased $1.4 million, or 55.3%, to $1.2 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020, due to a decrease in interest expense on deposits of $1.2 million resulting from a 67 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $242.9 million, or 28.6%, to $1.09 billion for the three months ended March 31, 2021, from $849.2 million for the three months ended March 31, 2020, as we grew deposits in new and existing market areas. Additionally, the growth was supported by many of the Government programs put in place to support the economy during the COVID-19 pandemic.

During the three months ended March 31, 2021, interest expense on cost of certificates of deposit decreased due to a decrease in the average balance of $19.8 million and a decrease of 99 basis points in the average rate paid, compared to the three months ended March 31, 2020. During the same period, the average balances of savings, transaction, and money market accounts increased $7.7 million, $46.4 million and $208.5 million, respectively. The average cost of all deposit products decreased to 0.27% for the three months ended March 31, 2021, from 0.85% for the three months ended March 31, 2020, due in large part to the expiration of promotional rates and a shift in balances to transaction accounts. Borrowing costs decreased as the average cost of FHLB advances decreased 80 basis points from declining short-term borrowing rates and lower rates on a long-term advance restructure in addition to a decrease in the average balance of $24.2 million compared to the same period in 2020.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$173,647	0.09%	$165,911	0.82%	$(300)
Transaction accounts	161,398	0.02	114,970	0.07	(12)
Money market accounts	461,080	0.25	252,537	0.56	(70)
Certificates of deposit	295,989	0.81	315,778	1.80	(822)
FHLB advances	55,437	1.38	79,659	2.18	(243)
Subordinated debt	3,192	3.13	—	—	25
Total interest-bearing liabilities	$1,150,743	0.40%	$928,855	1.11%	$(1,422)

Provision for Loan Losses. The provision for loan losses was $500,000 for the three months ended March 31, 2021, primarily due to growth in the loan portfolio, and was $1.3 million for the three months ended March 31, 2020, due to the uncertainty in economic conditions created by the COVID-19 pandemic and growth in the loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$500	$1,266
Net charge-offs	(82)	(64)
Allowance for loan losses	14,265	10,830
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.2%	1.2%
Total nonaccrual loans	2,135	1,740
Allowance for loan losses as a percentage of nonaccrual loans at end of period	668.1%	622.4%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.2%
Total loans	$1,168,340	$905,675

Noninterest Income. Noninterest income increased $386,000, or 16.7%, to $2.7 million for the three months ended March 31, 2021, from $2.3 million for the three months ended March 31, 2020, mainly due to an increase in gain on sale of mortgage loans of $954,000. No investment gains were earned or securities were sold in the first quarter of 2021, compared to gain on sale of investments of $605,000 for the same period in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$837	$881	$(44)	(5.0)%
Mortgage servicing fees, net of amortization	30	15	15	100.0
Net gain on sale of loans	1,337	383	954	249.1
Net gain on sale of investment securities	—	605	(605)	(100.0)
Increase in cash surrender value of bank-owned life insurance	244	328	(84)	(25.6)
Other income	256	106	150	141.5
Total noninterest income	$2,704	$2,318	$386	16.7%

Noninterest Expense. Noninterest expense increased $2.7 million, or 28.9%, to $12.1 million for the three months ended March 31, 2021, compared to $9.4 million for the three months ended March 31, 2020, primarily as a result of an increase in compensation and benefits as we added staff to manage the company and generate additional revenue. Compensation and benefits was also higher due to a $511,000 increase in commissions paid on increased mortgage and commercial loan production.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,295	$5,361	$1,934	36.1%
Data processing	739	690	49	7.1
Occupancy and equipment	1,623	1,351	272	20.1
Supplies, postage, and telephone	242	211	31	14.7
Regulatory assessments and state taxes	261	174	87	50.0
Advertising	445	272	173	63.6
Professional fees	522	400	122	30.5
FDIC insurance premium	148	—	148	100.0
FHLB prepayment penalty	—	210	(210)	(100.0)
Other expense	819	713	106	14.9
Total	$12,094	$9,382	$2,712	28.9%

Provision for Income Tax. An income tax expense of $473,000 was recorded for the three months ended March 31, 2021, compared to $204,000 for the three months ended March 31, 2020, due to an increase in income before taxes of $2.5 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2021 and 2020. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

		Three Months Ended March 31,
	At March 31, 2021	2021			2020
		Average	Interest		Average	Interest
	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	4.52%	$1,132,194	$12,541	4.43%	$870,739	$9,836	4.52%
Investment securities	2.55	276,229	1,570	2.27	149,954	1,069	2.85
Mortgage-backed securities	2.19	92,508	464	2.01	161,666	959	2.37
FHLB dividends	4.25	3,809	45	4.73	4,707	47	3.99
Interest-bearing deposits in banks	0.08	44,576	13	0.12	21,248	68	1.28
Total interest-earning assets (2)	3.79	1,549,316	14,633	3.78	1,208,314	11,979	3.97

Interest-bearing liabilities:
Savings accounts	0.27	$173,647	$40	0.09	$165,911	$340	0.82
Transaction accounts	—	161,398	7	0.02	114,970	19	0.07
Money market accounts	0.23	461,080	286	0.25	252,537	356	0.56
Certificates of deposit	0.80	295,989	601	0.81	315,778	1,423	1.80
Total deposits	0.28	1,092,114	934	0.34	849,196	2,138	1.01
FHLB borrowings	1.46	55,437	191	1.38	79,659	434	2.18
Subordinated debt	3.74	3,192	25	3.13	—	—	—
Total interest-bearing liabilities	0.41	1,150,743	1,150	0.40	928,855	2,572	1.11

Net interest income			$13,483			$9,407
Net interest rate spread	3.38			3.38			2.86
Net earning assets		$398,573			$279,459
Net interest margin (3)				3.48			3.11
Average interest-earning assets to average interest-bearing liabilities		134.6%			130.1%

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

	Three Months Ended
	March 31, 2021 vs. 2020
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest earning assets:
Loans receivable, net	$2,957	$(252)	$2,705
Investments	490	(484)	6
FHLB stock	(9)	7	(2)
Other(1)	75	(130)	(55)
Total interest-earning assets	$3,513	$(859)	$2,654

Interest-bearing liabilities:
Savings accounts	$16	$(316)	$(300)
Interest-bearing transaction accounts	8	(20)	(12)
Money market accounts	294	(364)	(70)
Certificates of deposit	(89)	(733)	(822)
FHLB advances	(132)	(111)	(243)
Subordinated debt	25	—	25
Total interest-bearing liabilities	$122	$(1,544)	$(1,422)

Net change in interest income	$3,391	$685	$4,076

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2021 and the year ended December 31, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2021, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$184,108	$89,238	$13,880	$—	$287,226
FHLB advances	—	25,000	25,000	—	50,000
Subordinated debt obligation	—	—	—	39,310	39,310
Operating leases	479	880	922	3,349	5,630
Borrower taxes and insurance	2,000	—	—	—	2,000
Deferred compensation	355	213	73	430	1,071
Total contractual obligations	$186,942	$115,331	$39,875	$43,089	$385,237

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2021:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$224	$—	$—	$—	$224
Variable-rate	345	—	—	—	345
Unfunded commitments under lines of credit or existing loans	57,171	48,247	2,319	114,667	222,404
Standby letters of credit	182	—	—	—	182
Total commitments	$57,922	$48,247	$2,319	$114,667	$223,155

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and cash equivalents totaled $99.3 million, and unpledged securities classified as available-for-sale with a market value of $284.0 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $433.0 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $24.4 million were pledged as of March 31, 2021.

At March 31, 2021, we had $569,000 in loan commitments outstanding, $222.6 million in undisbursed loans and standby letters of credit, including $162.6 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of March 31, 2021 totaled $184.1 million, or 64.1% of certificates of deposit with a weighted-average rate of 0.81%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates have recently declined. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2021, the Company, on an unconsolidated basis, had liquid assets of $26.5 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends.

Capital Resources

At March 31, 2021, shareholders' equity totaled $182.1 million, or 10.5% of total assets. Our book value per share of common stock was $17.86 at March 31, 2021, compared to $18.20 at December 31, 2020.

At March 31, 2021, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2021.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$182,690	11.2%	$65,371	4.0%	$81,714	5.0%
Common equity tier I (to risk-weighted assets)	182,690	15.1	54,340	4.5	78,491	6.5
Tier I risk-based capital (to risk-weighted assets)	182,690	15.1	72,453	6.0	96,604	8.0
Total risk-based capital (to risk-weighted assets)	197,281	16.3	96,604	8.0	120,755	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer of 2.5%.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike companies in many other industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The disclosures below supplement the risk factors previously disclosed under Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2020.

The effects of the COVID-19 pandemic could adversely affect the future results of operations of our customers and/or the market price of our stock.

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

The Company continues to manage through uncertainties and complexities created by the pandemic. As an essential business, our employees have been able to work safely in our branch locations and over 70% of our workforce has the ability to work from home. However, the economic downturn in local markets we serve could result in increased credit risk associated with the loan portfolio to the extent that customers are unable to repay loans and meet their obligations, as well as adversely impacting our earnings. We believe our strong capital position will be important in managing through the effects of the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2021 - January 31, 2021	76,765	$16.03	76,615	931,252
February 1, 2021 - March 1, 2021	53,612	15.65	53,612	877,640
March 2, 2021 - April 1, 2021	6,060	16.40	5,610	872,030
Total	136,437	$15.89	135,837

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 150 shares, 0 shares, and 450 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of March 31, 2021, a total of 151,390 shares, or 14.8% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.93 per share, leaving 872,030 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

COVID-19 Legislation and Regulation.

Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, which included $350 billion in stimulus for small businesses under the SBA PPP, along with direct stimulus payments (i.e., "economic impact payments" or "stimulus checks") for many eligible Americans. Shortly thereafter, the Paycheck Protection Program and Health Care Enforcement Act was signed into law and replenished funding to the SBA PPP and provided other spending for hospitals and virus testing. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the PPP loan repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percentage of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extended the repayment start date until after the SBA finalized the application process for loan forgiveness. The Consolidated Appropriations Act, enacted in December 2020, included another $284 billion to fund an expansion of the SBA PPP, subject to certain changes in eligibility requirements and program design. Most recently, the American Rescue Plan Act of 2021 became law in March 2021 and provides for a $1.9 billion stimulus package that, among other financial aid measures, includes a new round of PPP funding with an application deadline of May 31, 2021.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
4.1	Indenture dated March 25, 2021, by and between First Northwest Bancorp and UMB Bank, National Association, as Trustee		8-K	4.1	3/25/2021
4.2	Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2031 (included in Exhibit 4.1)		8-K	4.2	3/25/2021
10.1	Form of Subordinated Note Purchase Agreement dated March 25, 2021, by and between First Northwest Bancorp and the several Purchasers		8-K	10.1	3/25/2021
10.2	Form of Registration Rights Agreement dated March 25, 2021, by and between First Northwest Bancorp and the several Purchasers		8-K	10.2	3/25/2021
10.3*	First Federal Fiscal 2021 Officer Cash Incentive Plan	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Loss; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 14, 2021	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2021	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)