Form 10-Q
period 2021-06-30
First Northwest Bancorp
filed 2021-08-16
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2021, there were 10,149,738 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Cash and due from banks	$17,589	$13,508
Interest-bearing deposits in banks	63,133	51,647
Investment securities available for sale, at fair value	370,500	364,296
Loans held for sale	1,971	3,753
Loans receivable (net of allowance for loan losses of $14,588 and $13,847)	1,246,340	1,141,969
Federal Home Loan Bank (FHLB) stock, at cost	5,597	5,977
Accrued interest receivable	5,949	6,966
Premises and equipment, net	16,386	14,785
Mortgage servicing rights, net	2,381	2,120
Bank-owned life insurance, net	38,839	38,353
Prepaid expenses and other assets	18,706	10,975

Total assets	$1,787,391	$1,654,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,441,738	$1,333,517
FHLB advances	90,000	109,977
Subordinated debt, net	39,241	—
Accrued interest payable	455	53
Accrued expenses and other liabilities	26,221	23,303
Advances from borrowers for taxes and insurance	1,143	1,116

Total liabilities	1,598,798	1,467,966

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,205,867 shares at June 30, 2021, and 10,247,185 shares at December 31, 2020	102	102
Additional paid-in capital	97,463	97,412
Retained earnings	96,573	92,657
Accumulated other comprehensive income, net of tax	3,546	5,442
Unearned employee stock ownership plan (ESOP) shares	(8,901)	(9,230)

Total parent's shareholders' equity	188,783	186,383
Noncontrolling interest in Quin Ventures LLC	(190)	—

Total shareholders' equity	188,593	186,383

Total liabilities and shareholders' equity	$1,787,391	$1,654,349

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans receivable	$12,866	$10,236	$25,407	$20,072
Interest on mortgage-backed securities	644	740	1,108	1,699
Interest on investment securities	1,480	1,316	3,050	2,385
Interest on deposits and other	15	8	28	76
FHLB dividends	46	55	91	102

Total interest income	15,051	12,355	29,684	24,334
INTEREST EXPENSE
Deposits	825	2,041	1,759	4,179
Borrowings	183	201	374	635
Subordinated debt	394	—	419	—

Total interest expense	1,402	2,242	2,552	4,814

Net interest income	13,649	10,113	27,132	19,520
PROVISION FOR LOAN LOSSES	300	1,500	800	2,766

Net interest income after provision for loan losses	13,349	8,613	26,332	16,754
NONINTEREST INCOME
Loan and deposit service fees	1,001	765	1,838	1,646
Mortgage servicing fees, net of amortization	13	(172)	43	(157)
Net gain on sale of loans	921	2,001	2,258	2,384
Net gain on sale of investment securities	1,124	661	1,124	1,266
Increase in cash surrender value of bank-owned life insurance	242	627	486	955
Other income	571	227	827	333

Total noninterest income	3,872	4,109	6,576	6,427

NONINTEREST EXPENSE
Compensation and benefits	8,559	5,966	15,854	11,327
Data processing	726	769	1,465	1,459
Occupancy and equipment	1,803	1,345	3,426	2,696
Supplies, postage, and telephone	355	284	597	495
Regulatory assessments and state taxes	301	223	562	397
Advertising	492	377	937	649
Professional fees	644	354	1,166	754
FDIC insurance premium	168	70	316	70
FHLB prepayment penalty	—	—	—	210
Other expense	659	894	1,478	1,607

Total noninterest expense	13,707	10,282	25,801	19,664

INCOME BEFORE PROVISION FOR INCOME TAXES	3,514	2,440	7,107	3,517

PROVISION FOR INCOME TAXES	663	464	1,136	668

NET INCOME	2,851	1,976	5,971	2,849
Net loss attributable to noncontrolling interest in Quin Ventures LLC	145	—	145	—

NET INCOME ATTRIBUTABLE TO PARENT	$2,996	$1,976	$6,116	$2,849

Basic earnings per common share	$0.33	$0.21	$0.67	$0.30
Diluted earnings per common share	$0.32	$0.21	$0.66	$0.30

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET INCOME	$2,851	$1,976	$5,971	$2,849

Other comprehensive income:
Unrealized holding gains on investments available for sale arising during the period	5,321	12,018	893	4,121
Income tax provision related to unrealized holding gains	(1,117)	(2,523)	(187)	(865)
Unrecognized defined benefit ("DB") plan prior service cost, net of amortization	42	—	(2,168)	—
Income tax benefit (provision) related to DB plan prior service cost, net of amortization	(11)	—	454	—
Reclassification adjustment for net gains on sales of securities realized in income	(1,124)	(661)	(1,124)	(1,266)
Income tax benefit related to reclassification adjustment on sales of securities	236	139	236	266

Other comprehensive income (loss), net of tax	3,347	8,973	(1,896)	2,256

COMPREHENSIVE INCOME	6,198	10,949	4,075	5,105

Comprehensive loss attributable to noncontrolling interest	(145)	—	(145)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$6,343	$10,949	$4,220	$5,105

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2021 and 2020

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, March 31, 2020	10,432,963	$104	$99,479	$85,549	$(9,725)	$(8,256)	$—	$167,151

Net income				1,976			—	1,976
Common stock repurchased	(130,237)	(1)	(1,301)	(370)				(1,672)
Restricted stock award grants net of forfeitures	23,500	—	—					—
Restricted stock awards canceled	—	—	—					—
Other comprehensive income, net of tax						8,973		8,973
Share-based compensation expense			251					251
ESOP shares committed to be released			(8)		166			158
Cash dividends declared and paid ($0.05 per share)				(522)				(522)

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$—	$176,315

BALANCE, March 31, 2021	10,195,644	$102	$96,499	$94,363	$(9,065)	$199	$—	$182,098

Net income				2,996			(145)	2,851
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(18,142)	(2)	(180)	(129)				(311)
Restricted stock award grants net of forfeitures	—	1	(1)					—
Restricted stock awards canceled	(1,354)	—	(22)					(22)
Other comprehensive income, net of tax						3,347		3,347
Share-based compensation expense			606					606
ESOP shares committed to be released			63		164			227
Cash dividends declared and paid ($0.06 per share)				(613)				(613)

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$—	$176,851

Net income				2,849			—	2,849
Common stock repurchased	(418,513)	(4)	(4,181)	(1,317)				(5,502)
Restricted stock award grants net of forfeitures	13,100	—	—					—
Restricted stock awards canceled	—	—	—					—
Other comprehensive income, net of tax						2,256		2,256
Share-based compensation expense			555					555
ESOP shares committed to be released			30		331			361
Cash dividends declared and paid ($0.10 per share)				(1,055)				(1,055)

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$—	$176,315

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				6,116			(145)	5,971
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(153,979)	(2)	(1,538)	(934)				(2,474)
Restricted stock award grants net of forfeitures	84,896	1	(1)					—
Restricted stock awards canceled	(1,954)	—	(33)					(33)
Other comprehensive loss, net of tax						(1,896)		(1,896)
Share-based compensation expense			1,010					1,010
ESOP shares committed to be released			115		329			444
Cash dividends declared and paid ($0.12 per share)				(1,222)				(1,222)

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,971	$2,849
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	665	675
Amortization and accretion of premiums and discounts on investments, net	787	954
Amortization (accretion) of deferred loan fees, net	108	(767)
Amortization of debt issuance costs	18	—
Amortization of mortgage servicing rights, net	290	347
Additions to mortgage servicing rights, net	(569)	(574)
Net increase on the valuation allowance on mortgage servicing rights	19	—
Provision for loan losses	800	2,766
Allocation of ESOP shares	325	361
Share-based compensation expense	1,010	555
Gain on sale of loans, net	(2,258)	(2,384)
Gain on sale of securities available for sale, net	(1,124)	(1,266)
Increase in cash surrender value of life insurance, net	(486)	(955)
Origination of loans held for sale	(63,887)	(79,472)
Proceeds from loans held for sale	67,927	79,248
Net loss attributable to noncontrolling interest in Quin Ventures LLC	145	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,017	(1,429)
Increase in prepaid expenses and other assets	(9,698)	(2,659)
Increase (decrease) in accrued interest payable	402	(120)
Increase in accrued expenses and other liabilities	3,604	3,792

Net cash from operating activities	5,066	1,921

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(94,145)	(166,253)
Proceeds from maturities, calls, and principal repayments of securities available for sale	42,612	26,296
Proceeds from sales of securities available for sale	45,435	94,432
Redemption (purchase) of FHLB stock	380	(40)
Purchase of bank-owned life insurance, net of surrenders	—	(6,500)
Net increase in loans receivable	(105,279)	(110,316)
Purchase of premises and equipment, net	(2,267)	(521)

Net cash from investing activities	(113,264)	(162,902)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$108,221	$168,680
Proceeds from long-term FHLB advances	10,000	30,000
Repayment of long-term FHLB advances	(10,000)	(30,000)
Net decrease in short-term FHLB advances	(19,977)	(551)
Proceeds from issuance of subordinated debt, net	39,223	—
Net increase in advances from borrowers for taxes and insurance	27	258
Dividends paid	(1,222)	(1,055)
Restricted stock awards canceled	(33)	—
Repurchase of common stock	(2,474)	(5,502)

Net cash from financing activities	123,765	161,830

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,567	849

CASH AND CASH EQUIVALENTS, beginning of period	65,155	48,739

CASH AND CASH EQUIVALENTS, end of period	$80,722	$49,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$2,150	$4,933
Income taxes	$2,640	$—
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$2,718	$—

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(232)	$2,855
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$403
Lease liabilities arising from obtaining right-of-use assets	$672	$902

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and Nature of business - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Federal Savings and Loan Association of Port Angeles ("First Fed" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin" or "Quin Ventures"). First Northwest, the Bank, and Quin Ventures are collectively referred to as the "Company."

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

First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of approximately $500,000.

First Northwest's business activities generally are limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank.

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in Western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for future periods.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest; its wholly owned subsidiary, First Fed, and its controlling interest in Quin Ventures, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. While First Northwest and POM share equal ownership in Quin Ventures, it has been determined that First Northwest has a controlling interest for financial reporting purposes under Accounting Standards Codification 810. The Quin Ventures net loss allocable to POM is shown on the financial statements where applicable through a noncontrolling interest adjustment.

Subsequent Events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate. See Note 10 for additional information.

Recently adopted accounting pronouncements

In November 2019, the FASB issued Accounting Standards Update ("ASU") 2019-10 which defers the effective date of the current expected credit loss model (CECL) guidance issued in ASUs 2016-13, 2019-04, and 2019-05. The effective date for smaller reporting companies was changed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company adopted this ASU and anticipates implementing CECL effective January 1, 2023.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of these ASUs will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date, which is anticipated to be January 1, 2023.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at June 30, 2021 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$126,430	$4,289	$(261)	$130,458
U.S. government and agency issued bonds (Agency bonds)	1,942	7	—	1,949
U.S. government agency issued asset-backed securities (ABS agency)	35,600	1,040	(76)	36,564
Corporate issued asset-backed securities (ABS corporate)	4,016	—	(16)	4,000
Corporate issued debt securities (Corporate debt)	48,527	1,544	(191)	49,880
U.S. Small Business Administration securities (SBA)	16,459	294	—	16,753
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	75,253	668	(492)	75,429
Corporate issued mortgage-backed securities (MBS corporate)	55,615	153	(301)	55,467

Total securities available for sale	$363,842	$7,995	$(1,337)	$370,500

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

There were no securities classified as held-to-maturity at  June 30, 2021 and  December 31, 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(231)	$12,154	$(30)	$1,079	$(261)	$13,233
Agency bonds	—	—	—	—	—	—
ABS agency	—	—	(76)	1,886	(76)	1,886
ABS corporate	—	—	(16)	2,000	(16)	2,000
Corporate debt	(144)	6,971	(47)	4,953	(191)	11,924
SBA	—	51	—	40	—	91
Mortgage-backed securities:
MBS agency	(492)	33,284	—	5	(492)	33,289
MBS corporate	(301)	23,231	—	—	(301)	23,231

Total available for sale	$(1,168)	$75,691	$(169)	$9,963	$(1,337)	$85,654

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2021 and December 31, 2020, there were 41 and 36 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and six months ended June 30, 2021 and 2020.

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

	June 30, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$23	$24
Due after one through five years	30,198	30,240
Due after five through ten years	6,493	6,555
Due after ten years	94,154	94,077

Total mortgage-backed securities	130,868	130,896

All other investment securities:
Due within one year	—	—
Due after one through five years	1,340	1,261
Due after five through ten years	68,436	70,124
Due after ten years	163,198	168,219

Total all other investment securities	232,974	239,604

Total investment securities	$363,842	$370,500

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$80	$84
Due after one through five years	12,446	12,402
Due after five through ten years	—	—
Due after ten years	75,791	76,774

Total mortgage-backed securities	88,317	89,260

All other investment securities:
Due within one year	—	—
Due after one through five years	2,210	2,328
Due after five through ten years	74,568	74,351
Due after ten years	192,312	198,357

Total all other investment securities	269,090	275,036

Total investment securities	$357,407	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Proceeds from sales	$45,435	$54,359	$45,435	$94,432
Gross realized gains	1,200	867	1,200	1,504
Gross realized losses	(76)	(206)	(76)	(238)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Real Estate:
One-to-four family	$301,816	$309,828
Multi-family	166,502	162,467
Commercial real estate	319,644	296,574
Construction and land	183,685	123,627
Total real estate loans	971,647	892,496

Consumer:
Home equity	36,886	33,103
Auto and other consumer	171,617	128,233
Total consumer loans	208,503	161,336

Commercial business loans	75,995	100,201

Total loans	1,256,145	1,154,033

Less:
Net deferred loan fees	5,610	4,346
Premium on purchased loans, net	(10,393)	(6,129)
Allowance for loan losses	14,588	13,847

Total loans receivable, net	$1,246,340	$1,141,969

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2021
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,416	$1,822	$3,629	$1,890	$379	$2,337	$483	$309	$14,265
(Recapture of) provision for loan losses	(60)	(6)	45	330	26	(3)	(19)	(13)	300
Charge-offs	—	—	—	—	(12)	(151)	—	—	(163)
Recoveries	—	—	—	1	—	185	—	—	186
Ending balance	$3,356	$1,816	$3,674	$2,221	$393	$2,368	$464	$296	$14,588

	At or For the Six Months Ended June 30, 2021
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(119)	52	254	756	20	(200)	35	2	800
Charge-offs	—	—	—	—	(12)	(380)	—	—	(392)
Recoveries	6	—	—	4	17	306	—	—	333
Ending balance	$3,356	$1,816	$3,674	$2,221	$393	$2,368	$464	$296	$14,588

	At June 30, 2021
	One-to-		Commercial	Construction	Home	Auto and other	Commercial
	four family	Multi-family	real estate	and land	equity	consumer	business	Unallocated	Total
	(In thousands)
Total ALLL	$3,356	$1,816	$3,674	$2,221	$393	$2,368	$464	$296	$14,588
General reserve	3,325	1,816	3,674	2,221	389	2,228	464	296	14,413
Specific reserve	31	—	—	—	4	140	—	—	175

Total loans	$301,816	$166,502	$319,644	$183,685	$36,886	$171,617	$75,995	$—	$1,256,145
Loans collectively evaluated (1)	299,239	166,502	318,441	183,660	36,738	170,814	75,995	—	1,251,389
Loans individually evaluated (2)	2,577	—	1,203	25	148	803	—	—	4,756

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$220	$251	$—	$227	$257	$—
Multi-family	—	—	—	284	284	—
Commercial real estate	1,203	1,303	—	1,216	1,308	—
Construction and land	—	26	—	—	29	—
Home equity	33	66	—	37	94	—
Auto and other consumer	—	98	—	—	224	—
Commercial business	—	—	—	—	—	—
Total	1,456	1,744	—	1,764	2,196	—

With an allowance recorded:
One-to-four family	2,357	2,535	31	2,739	2,941	36
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	62	62	1
Construction and land	25	25	—	26	26	—
Home equity	115	173	4	98	157	4
Auto and other consumer	803	818	140	822	953	276
Commercial business	—	—	—	—	—	—
Total	3,300	3,551	175	3,747	4,139	317

Total impaired loans:
One-to-four family	2,577	2,786	31	2,966	3,198	36
Multi-family	—	—	—	284	284	—
Commercial real estate	1,203	1,303	—	1,278	1,370	1
Construction and land	25	51	—	26	55	—
Home equity	148	239	4	135	251	4
Auto and other consumer	803	916	140	822	1,177	276
Commercial business	—	—	—	—	—	—
Total	$4,756	$5,295	$175	$5,511	$6,335	$317

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the period shown:

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)		(In thousands)
With no allowance recorded:
One-to-four family	$221	$4	$223	$6
Multi-family	93	—	187	—
Commercial real estate	832	18	1,022	37
Construction and land	—	—	—	—
Home equity	34	—	35	1
Auto and other consumer	35	3	35	4
Commercial business	—	—	—	—
Total	1,215	25	1,502	48

With an allowance recorded:
One-to-four family	2,365	49	2,437	87
Multi-family	—	—	—	—
Commercial real estate	410	—	234	—
Construction and land	24	2	25	3
Home equity	119	4	115	6
Auto and other consumer	816	15	840	19
Commercial business	—	—	—	—
Total	3,734	70	3,651	115

Total impaired loans:
One-to-four family	2,586	53	2,660	93
Multi-family	93	—	187	—
Commercial real estate	1,242	18	1,256	37
Construction and land	24	2	25	3
Home equity	153	4	150	7
Auto and other consumer	851	18	875	23
Commercial business	—	—	—	—
Total	$4,949	$95	$5,153	$163

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2021, was $74,000 and $142,000, respectively.

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

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2020, was $56,000. and $126,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
One-to-four family	$784	$912
Multi-family	—	284
Commercial real estate	83	157
Construction and land	24	26
Home equity	90	73
Auto and other consumer	803	821
Commercial business	—	—

Total nonaccrual loans	$1,784	$2,273

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2021 and December 31, 2020.

The following table presents past due loans, net of partial loan charge-offs, by class, as of June 30, 2021:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$94	$—	$94	$301,722	$301,816
Multi-family	—	—	—	—	166,502	166,502
Commercial real estate	—	—	—	—	319,644	319,644
Construction and land	—	25	—	25	183,660	183,685
Total real estate loans	—	119	—	119	971,528	971,647

Consumer:
Home equity	43	—	—	43	36,843	36,886
Auto and other consumer	326	210	61	597	171,020	171,617
Total consumer loans	369	210	61	640	207,863	208,503

Commercial business loans	—	—	—	—	75,995	75,995

Total loans	$369	$329	$61	$759	$1,255,386	$1,256,145

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  June 30, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$298,012	$1,134	$1,611	$1,059	$301,816
Multi-family	150,379	16,123	—	—	166,502
Commercial real estate	268,345	25,769	14,447	11,083	319,644
Construction and land	172,236	2,404	8,986	59	183,685
Total real estate loans	888,972	45,430	25,044	12,201	971,647

Consumer:
Home equity	36,679	55	62	90	36,886
Auto and other consumer	168,284	2,158	361	814	171,617
Total consumer loans	204,963	2,213	423	904	208,503

Commercial business loans	68,457	7,306	—	232	75,995

Total loans	$1,162,392	$54,949	$25,467	$13,337	$1,256,145

The following table represents the internally assigned grade as of December 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$303,840	$2,487	$1,730	$1,771	$309,828
Multi-family	146,536	15,647	—	284	162,467
Commercial real estate	250,970	20,759	20,690	4,155	296,574
Construction and land	114,575	8,914	74	64	123,627
Total real estate loans	815,921	47,807	22,494	6,274	892,496

Consumer:
Home equity	32,500	349	100	154	33,103
Auto and other consumer	124,115	2,034	1,216	868	128,233
Total consumer loans	156,615	2,383	1,316	1,022	161,336

Commercial business loans	92,010	7,791	168	232	100,201

Total loans	$1,064,546	$57,981	$23,978	$7,528	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of June 30, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$784	$301,032	$301,816
Multi-family	—	166,502	166,502
Commercial real estate	83	319,561	319,644
Construction and land	24	183,661	183,685

Consumer:
Home equity	90	36,796	36,886
Auto and other consumer	803	170,814	171,617

Commercial business	—	75,995	75,995

Total loans	$1,784	$1,254,361	$1,256,145

The following table represents the credit risk profile based on payment activity as of December 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$912	$308,916	$309,828
Multi-family	284	162,183	162,467
Commercial real estate	157	296,417	296,574
Construction and land	26	123,601	123,627

Consumer:
Home equity	73	33,030	33,103
Auto and other consumer	821	127,412	128,233

Commercial business	—	100,201	100,201

Total loans	$2,273	$1,151,760	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act"), provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. This relief was extended under the Consolidated Appropriations Act 2021, to the earlier of 60 days after the COVID-19 pandemic national emergency termination date or January 1, 2022. Through  June 30, 2021, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 357 loans aggregating to $175.0 million, or 13.9% of total loans. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. As of June 30, 2021, only two commercial real estate loans totaling $7.1 million remained on deferral.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Total TDR loans	$1,957	$2,224
Allowance for loan losses related to TDR loans	23	26
Total nonaccrual TDR loans	106	108

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three and six months ended June 30, 2021 or 2020.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2021 or 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No additional funds were committed to be advanced in connection with TDR loans at June 30, 2021.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	June 30, 2021			December 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,793	$106	$1,899	$2,054	$108	$2,162
Home equity	58	—	58	62	—	62

Total TDR loans	$1,851	$106	$1,957	$2,116	$108	$2,224

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2021 and December 31, 2020, were $78.9 million and $91.7 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$307,119	0.00%	$274,930	0.00%
Interest-bearing demand deposits	175,939	0.01%	156,241	0.01%
Money market accounts	511,051	0.21%	429,143	0.31%
Savings accounts	185,798	0.06%	164,434	0.17%
Certificates of deposit	261,831	0.76%	308,769	1.00%

Total deposits	$1,441,738	0.22%	$1,333,517	0.36%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities of certificates at the dates indicated are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Within one year or less	$172,770	$185,804
After one year through two years	38,315	70,705
After two years through three years	38,100	37,417
After three years through four years	6,499	6,938
After four years through five years	6,147	7,905

Total certificates of deposit	$261,831	$308,769

Brokered certificates of deposits of $74.0 million and $89.6 million are included in the June 30, 2021 and December 31, 2020 certificate of deposits totals above, respectively.

At  June 30, 2021 and December 31, 2020, deposits included $112.2 million and $80.9 million, respectively, in public fund deposits. Investment securities with a carrying value of $58.2 million and $48.1 million were pledged as collateral for these deposits at  June 30, 2021 and December 31, 2020, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Demand deposits	$10	$4	$17	$23
Money market accounts	275	400	561	756
Savings accounts	34	269	74	609
Certificates of deposit	506	1,368	1,107	2,791

Total interest expense on deposits	$825	$2,041	$1,759	$4,179

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

The effective tax rates were 16.0% and 18.9% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2021 and 2020 of 21%, largely due to the nontaxable earnings on bank owned life insurance and tax-exempt interest income earned on certain investment securities and loans. Additionally, a cumulative adjustment was recorded in the first quarter of 2021.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share data)		(In thousands, except share data)
Numerator:
Net Income Attributable to Parent	$2,996	$1,976	$6,116	$2,849

Denominator:
Basic weighted average common shares outstanding	9,130,113	9,373,253	9,114,841	9,488,197
Dilutive restricted stock grants	118,554	34,870	106,200	40,011
Diluted weighted average common shares outstanding	9,248,667	9,408,123	9,221,041	9,528,208

Basic earnings per share	$0.33	$0.21	$0.67	$0.30

Diluted earnings per share	$0.32	$0.21	$0.66	$0.30

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of June 30, 2021 and 2020, there were 714,633 and 727,859 shares in the ESOP that remain unallocated, respectively.

Note 7 - Employee Benefits

Change from Multi-employer to Single-employer Pension Plan

Effective March 23, 2021, the Company withdrew from the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan") and established the First Federal Defined Benefit Plan ("Bank DB Plan"), a single-employer plan. On March 23, 2021, all assets and liabilities were transferred from the Pentegra DB Plan to the newly established Bank DB Plan.

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The Company uses December 31 as the measurement date for this plan. The initial measurement period will be March 23, 2021 – December 31, 2021.

The fair value of plan assets and projected benefit obligation on the March 23, 2021, Bank DB Plan adoption date were $14,705,000 and $14,197,000, respectively. A $2,717,599 cash contribution was made to the Pentegra DB Plan in March 2021 prior to the transition. A prior service cost of $1.7 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at June 30, 2021. The prior service cost is expected to be amortized over 15 years.

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

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. $835,000 principal or interest payment was made by the ESOP during the six months ended June 30, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Compensation expense related to the ESOP for the six months ended June 30, 2021 and 2020, was $444,000 and $260,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Allocated shares	333,396	306,949
Unallocated shares	714,633	741,080

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$12,542	$11,561

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  June 30, 2021, there were 336,480 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  June 30, 2021, there were no shares available for grant under the 2015 EIP. At this date, there are 184,000 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 84,896 and 62,600 shares of restricted stock awarded, respectively, during the six months ended June 30, 2021 and 2020. Awarded shares of restricted stock vest ratably over periods ranging from three to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended June 30, 2021 and 2020, total compensation expense for the equity incentive plans was $606,000 and $250,000, respectively. For the six months ended June 30, 2021 and 2020, total compensation expense for the equity incentive plans was $1.0 million and $555,000, respectively.

Included in the above compensation expense for the three months ended June 30, 2021 and 2020, directors' compensation was $169,000 and $86,000, respectively. Included in the above compensation expense for the six months ended June 30, 2021 and 2020, was directors' compensation of $260,000 and $171,000, respectively.

The following table provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2021	371,568	$14.98
Vested	(4,146)	11.23
Canceled (1)	(1,354)	11.23

Non-vested at June 30, 2021	366,068	$15.03

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's share of tax on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Six Months Ended
	June 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	292,892	$13.96
Granted	84,896	18.60
Vested	(9,766)	13.99
Canceled (1)	(1,954)	13.99

Non-vested at June 30, 2021	366,068	$15.03

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's share of tax on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2021, there was $4.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.73 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$130,458	$—	$130,458
Agency bonds	—	1,949	—	1,949
ABS agency	—	36,564	—	36,564
ABS corporate	—	4,000	—	4,000
Corporate debt	—	49,880	—	49,880
SBA	—	16,753	—	16,753
MBS agency	—	75,429	—	75,429
MBS corporate	—	55,467	—	55,467
	$—	$370,500	$—	$370,500

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$127,862	$—	$127,862
ABS agency	—	63,820	—	63,820
ABS corporate	—	29,280	—	29,280
Corporate debt	—	32,970	2,540	35,510
SBA	—	18,564	—	18,564
MBS agency	—	62,683	—	62,683
MBS corporate	—	20,205	6,372	26,577
	$—	$355,384	$8,912	$364,296

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

	June 30, 2021
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$4,756	$4,756

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,511	$5,511

At  June 30, 2021 and December 31, 2020, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2021
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$80,722	$80,722	$80,722	$—	$—
Investment securities available for sale	370,500	370,500	—	370,500	—
Loans held for sale	1,971	1,971	—	1,971	—
Loans receivable, net	1,246,340	1,228,687	—	—	1,228,687
FHLB stock	5,597	5,597	—	5,597	—
Accrued interest receivable	5,949	5,949	—	5,949	—
Mortgage servicing rights, net	2,381	2,561	—	—	2,561

Financial liabilities
Demand deposits	$1,179,907	$1,179,907	$1,179,907	$—	$—
Time deposits	261,831	262,957	—	262,957	—
FHLB Borrowings	90,000	91,008	—	91,008	—
Subordinated debt	39,241	39,693	—	39,693	—
Accrued interest payable	455	455	—	455	—

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

Loans receivable, net - At June 30, 2021, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Mortgage servicing rights, net - The estimated fair value of mortgage servicing rights is based on market prices for comparable mortgage servicing contracts when available. If no comparable contract is available, the estimated fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Note 10- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total

BALANCE, March 31, 2020	$(8,256)	$—	$(8,256)
Other comprehensive income before reclassification	9,495	—	9,495
Amounts reclassified from accumulated other comprehensive income	(522)	—	(522)
Net other comprehensive income	8,973	—	8,973
BALANCE, June 30, 2020	$717	$—	$717

BALANCE, March 31, 2021	$1,944	$(1,745)	$199
Other comprehensive income before reclassification	4,204	31	4,235
Amounts reclassified from accumulated other comprehensive income	(888)	—	(888)
Net other comprehensive income	3,316	31	3,347
BALANCE, June 30, 2021	$5,260	$(1,714)	$3,546

BALANCE, December 31, 2019	$(1,539)	$—	$(1,539)
Other comprehensive income before reclassification	3,256	—	3,256
Amounts reclassified from accumulated other comprehensive income	(1,000)	—	(1,000)
Net other comprehensive income	2,256	—	2,256
BALANCE, June 30, 2020	$717	$—	$717

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive income (loss) before reclassification	706	(1,714)	(1,008)
Amounts reclassified from accumulated other comprehensive income	(888)	—	(888)
Net other comprehensive loss	(182)	(1,714)	(1,896)
BALANCE, June 30, 2021	$5,260	$(1,714)	$3,546

Note 11- Subsequent Event

On July 23, 2021, the Bank completed the purchase of the Bellevue, Washington branch from Sterling Bank and Trust of Southfield, Michigan ("Sterling"). The purchase added $65.4 million in deposit accounts and $459,000 in fixed assets. The Bank also acquired the lease for the branch location and welcomed the former Sterling retail staff as First Fed employees. The acquisition method of accounting for business combinations was used to record the transaction.

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

General

First Northwest is a bank holding company that primarily engages in the business activity of its subsidiary, First Fed. First Fed is a community-oriented financial institution which has served customers and communities since 1923. Currently, First Fed has 11 full-service branches and one lending center serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington State. Our business and operating strategy is focused on building sustainable earnings through hiring experienced bankers, geographic expansion, diversifying our loan product mix, expanding our deposit product offerings that deliver value-added solutions, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. We continue to increase the origination of commercial real estate, multi-family real estate, construction, and commercial business loans. More recently we have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs, in order to diversify our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to generate interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, as a way to provide cost effective liquidity and manage interest rate risk.

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

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our loan portfolio through our allowance for loan losses. A recapture of previously recognized provision for loan losses may be added to net income as credit metrics improve, such as a loan's risk rating, increased property values, improvements in the economic environment, or receipt of recoveries of amounts previously charged off.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and customer acquisition expenses, expenses related to real estate and personal property owned, and other expenses.

Recent Developments. On March 22, 2021, the Company announced that First Fed had entered into an agreement with Sterling Bank and Trust of Southfield, Michigan ("Sterling") to purchase its Bellevue, Washington branch, subject to applicable regulatory approvals and other customary closing conditions. The purchase was finalized on July 23, 2021 and included $65.4 million in deposits and a small amount of fixed assets. The Bank also assumed the lease for the branch location and welcomed the former Sterling retail staff as First Fed employees.

Impact of COVID-19 Pandemic. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As initial restrictive measures were eased during 2020 and into 2021, the U.S. economy started to recover and, with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. As of June 30, 2021, the governor of Washington removed restrictions initially set in place, allowing businesses to return to full capacity.

We recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue through the remainder of 2021, especially if new COVID-19 variant infections increase and new restrictions are mandated. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments, all of which have been significantly impacted by the COVID-19 pandemic. At June 30, 2021, the Company’s exposure as a percent of the total loan portfolio to these industries was 4.2%, 0.2%, and 4.2%, respectively. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

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

We continue to provide banking and financial services to our customers, with drive-thru access available at all our branch locations and in-person services available to walk-in customers or by appointment. Our branch locations are currently open and operating, having returned to normal business hours at the beginning of May 2021. In addition, we continue to provide access to banking and financial services through online banking, Interactive Teller Machines ("ITMs"), Automated Teller Machines ("ATMs"), and by telephone. We continue to take additional precautions within all our locations, including providing personal protection equipment and enhanced cleaning procedures, to ensure the safety of our customers and our employees.

We provided assistance to many small businesses applying for the SBA's Paycheck Protection Program ("PPP") funding. As of June 30, 2021, we processed $34.8 million of loans for 422 customers through the current round of SBA PPP funding with an average loan amount of $83,000. We processed $32.2 million of loans for 515 customers through the initial round of SBA PPP funding during 2020 with an average loan amount of $63,000. Payments by borrowers on these loans can be deferred up to sixteen months after the note date, and interest, at 1%, will continue to accrue during the deferment period. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. As of June 30, 2021, $21.5 million, or 66.9%, of the first-round loans were forgiven and $221,000, or 0.6%, of second-round loans were forgiven.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets. Total assets increased to $1.79 billion at June 30, 2021 from $1.65 billion at December 31, 2020.

Net loans, excluding loans held for sale, increased $104.4 million to $1.25 billion at June 30, 2021, from $1.14 billion at December 31, 2020. During the six months ended June 30, 2021, auto and other consumer loans increased $43.4 million, with $13.9 million in purchases of manufactured home loans and $34.5 million in purchased auto loans offset by prepayment activity. One- to four-family residential loans decreased $8.0 million as prepayment of loans exceeded originations during the period. Commercial business loans decreased $24.2 million as newly funded PPP loans were offset by PPP forgiveness payments received during the period for a net increase of $22.0 million and participation in the Northpointe Bank Mortgage Participation Program decreased to $0 at June 30, 2021, from $47.3 million at December 31, 2020.

Construction and land loans increased $60.1 million, or 48.6%, to $183.7 million at June 30, 2021, from $123.6 million at December 31, 2020. Our construction loans are geographically dispersed throughout Western Washington (with one loan in Oregon) and, as a result, are susceptible to risks that may vary depending on the nature and location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of this point in time, we have no reason to believe that any of the projects in process will not be completed. At June 30, 2021, $59.1 million was included in the construction loan total for commercial acquisition-renovation loans which have a small construction component included with a traditional real estate loan, compared to $39.3 million at December 31, 2020. By investing in one- to four-family, multi-family and acquisition-renovation construction projects which increase housing options, we are doing our small part to address housing affordability.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, including their equity contributions to a project, to prudently underwrite construction loans. We continually assess our lending strategies across all product lines and markets within which we do business to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$23,702	$42,495	$1,059	$—	$67,256
Multi-family residential	—	146,634	—	8,020	154,654
Commercial acquisition-renovation	5,329	44,196	16,638	—	66,163
Commercial real estate	1,712	40,705	2,679	—	45,096
Total commitment	$30,743	$274,030	$20,376	$8,020	$333,169

Construction Funds Disbursed
One- to four-family residential	$7,952	$24,959	$538	$—	$33,449
Multi-family residential	—	54,303	—	3,794	58,097
Commercial acquisition-renovation	4,555	38,925	15,661	—	59,141
Commercial real estate	1,505	21,525	1,240	—	24,270
Total disbursed	$14,012	$139,712	$17,439	$3,794	$174,957

Undisbursed Commitment
One- to four-family residential	$15,750	$17,536	$521	$—	$33,807
Multi-family residential	—	92,331	—	4,226	96,557
Commercial acquisition-renovation	774	5,271	977	—	7,022
Commercial real estate	207	19,180	1,439	—	20,826
Total undisbursed	$16,731	$134,318	$2,937	$4,226	$158,212

Land Funds Disbursed
One- to four-family residential	$4,284	$2,840	$166	$—	$7,290
Commercial real estate	—	1,438	—	—	1,438
Total disbursed for land	$4,284	$4,278	$166	$—	$8,728

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$15,473	$29,827	$1,477	$—	$46,777
Multi-family residential	—	117,524	—	8,020	125,544
Commercial acquisition-renovation	1,644	28,177	16,637	—	46,458
Commercial real estate	2,282	46,103	2,755	—	51,140
Total Commitment	$19,399	$221,631	$20,869	$8,020	$269,919

Construction Funds Disbursed
One- to four-family residential	$7,208	$15,976	$845	$—	$24,029
Multi-family residential	—	33,217	—	—	33,217
Commercial acquisition-renovation	1,297	24,045	15,300	—	40,642
Commercial real estate	1,677	14,812	429	—	16,918
Total disbursed	$10,182	$88,050	$16,574	$—	$114,806

Undisbursed Commitment
One- to four-family residential	$8,265	$13,851	$632	$—	$22,748
Multi-family residential	—	84,307	—	8,020	92,327
Commercial acquisition-renovation	347	4,132	1,337	—	5,816
Commercial real estate	605	31,291	2,326	—	34,222
Total undisbursed	$9,217	$133,581	$4,295	$8,020	$155,113

Land Funds Disbursed
One- to four-family residential	$4,350	$2,728	$347	$53	$7,478
Commercial real estate	—	1,343	—	—	1,343
Total disbursed for land	$4,350	$4,071	$347	$53	$8,821

During the six months ended June 30, 2021, the Company originated $216.7 million of loans, of which $149.3 million, or 68.9%, were originated in the Puget Sound region, $63.1 million, or 29.1%, in the North Olympic Peninsula, $1.0 million, or 0.5%, in other areas throughout Washington State, and $3.2 million, or 1.5%, in Oregon. The Company purchased an additional $34.5 million in auto loans and $13.9 million in manufactured home loans during the six months ended June 30, 2021. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses increased $741,000, or 5.4%, to $14.6 million at June 30, 2021, from $13.8 million at December 31, 2020. The increase was due to a loan loss provision of $800,000, offset by net charge-offs of $59,000 for the six-month period. The provision is to account for growth in the loan portfolio adjusted for qualitative factors. We continue to monitor the economic impact of the COVID-19 pandemic which is included in the qualitative factor adjustments. The allowance for loan losses as a percentage of total loans at both June 30, 2021 and December 31, 2020 was 1.2%.

Nonperforming loans decreased $489,000, or 21.5%, to $1.8 million at June 30, 2021, from $2.3 million at December 31, 2020, mainly attributable to improvements in nonperforming one- to four-family loans of $128,000, multi-family loans of $284,000, commercial real estate loans of $74,000 and auto and other consumer loans of $18,000. Nonperforming loans to total loans was 0.1% at June 30, 2021 and 0.2% at December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 817.7% at June 30, 2021, from 609.2% at December 31, 2020.

At June 30, 2021, there were $2.0 million in restructured loans, of which $1.8 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans increased $5.8 million to $13.3 million at June 30, 2021, from $7.5 million at December 31, 2020, due to the addition of one commercial real estate loan that was downgraded during the period.

Net loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We stopped originating loans from one of our indirect auto loan product offerings in 2020 to reduce credit risk and future charge-off activity. We continue to monitor the program in order to prudently manage risk within the portfolio. The balance of indirect auto loans decreased to $15.1 million at June 30, 2021 from $20.5 million at December 31, 2020. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of June 30, 2021.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$301,816	$309,828	$(8,012)	(2.6)%
Multi-family	166,502	162,467	4,035	2.5
Commercial real estate	319,644	296,574	23,070	7.8
Construction and land	183,685	123,627	60,058	48.6
Total real estate loans	971,647	892,496	79,151	8.9

Consumer:
Home equity	36,886	33,103	3,783	11.4
Auto and other consumer	171,617	128,233	43,384	33.8
Total consumer loans	208,503	161,336	47,167	29.2

Commercial business loans	75,995	100,201	(24,206)	(24.2)

Total loans	1,256,145	1,154,033	102,112	8.8
Less:
Net deferred loan fees	5,610	4,346	1,264	29.1
Premium on purchased loans, net	(10,393)	(6,129)	(4,264)	69.6
Allowance for loan losses	14,588	13,847	741	5.4
Loans receivable, net	$1,246,340	$1,141,969	$104,371	9.1

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	June 30, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$784	$912	$(128)	(14.0)%
Multi-family	—	284	(284)	(100.0)
Commercial real estate	83	157	(74)	(47.1)
Construction and land	24	26	(2)	(7.7)
Total real estate loans	891	1,379	(488)	(35.4)

Consumer loans:
Home equity	90	73	17	23.3
Auto and other consumer	803	821	(18)	(2.2)
Total consumer loans	893	894	(1)	(0.1)

Commercial business	—	—	—	100.0

Total nonperforming loans	1,784	2,273	(489)	(21.5)

Real estate owned:
Land	—	2	(2)	(100.0)
Total real estate owned	—	2	(2)	(100.0)

Repossessed assets	—	—	—	100.0

Total nonperforming assets	$1,784	$2,275	$(491)	(21.6)

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%	(0.1)%	(50.0)

Investment securities increased $6.2 million, or 1.7%, to $370.5 million at June 30, 2021, from $364.3 million at December 31, 2020, due to the purchase of securities, offset by sales, normal payments and prepayment activity. Other investment securities, including municipal bonds and other asset-backed securities, were $239.6 million at June 30, 2021, or 64.7% of the total investment securities portfolio, a decrease of $35.4 million from $275.0 million at December 31, 2020. Mortgage-backed securities totaled $130.9 million at June 30, 2021, or 35.3% of the investment securities portfolio, an increase during the year of $41.6 million, or 46.6%, from $89.3 million at December 31, 2020. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.3 years as of June 30, 2021, and December 31, 2020, and had an estimated average repricing term of 6.6 years as of June 30, 2021, and 5.0 years as of December 31, 2020, based on the interest rate environment at those times.

The investment portfolio was composed of 45.0% in amortizing securities at June 30, 2021 and 48.0% at December 31, 2020. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.6 billion at June 30, 2021, from $1.47 billion at December 31, 2020, primarily due to an increase in deposits of $108.2 million and the issuance of subordinated debt of $40.0 million in March 2021.

Deposit balances increased 8.1%, to $1.44 billion at June 30, 2021, from $1.33 billion at December 31, 2020. There was a $51.9 million increase in demand deposit accounts, a $81.9 million increase in money market accounts, and a $21.3 million increase in savings accounts during the period, while the balance of certificates of deposits decreased $46.9 million. The increase in deposits is in large part due to organic growth, the Federal government's continued response to the pandemic including stimulus payments, and deposit of additional PPP funding. We strategically increased noninterest-bearing and other core deposits to manage overall funding costs. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and allow flexibility when competing on retail rates. At June 30, 2021, we had $74.0 million in brokered CDs included in the $261.8 million balance of certificates of deposit compared to $86.0 million in brokered CDs at December 31, 2020.

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

Equity. Total shareholders' equity increased $2.4 million to $188.8 million for the six months ended June 30, 2021. The Company recorded year-to-date net income of $6.1 million and an after-tax increase in unrealized gain on available-for-sale investments of $706,000. Increases were partially offset by $2.5 million in repurchases of shares of common stock, a $1.7 million adjustment in other comprehensive income reflecting the recognition of prior service cost related to the transfer out of participation in a multiemployer pension plan into a single employer plan, and an $888,000 decrease for realized gains on securities sold.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

General. Net income increased $1.0 million, or 51.6%, to $3.0 million for the three months ended June 30, 2021, compared to net income of $2.0 million for the three months ended June 30, 2020, due to an increase in net interest income after provision for loan losses compared to the same period in 2020 and a modest increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $3.5 million to $13.6 million for the three months ended June 30, 2021, from $10.1 million for the three months ended June 30, 2020. This increase was mainly the result of an increase in average earning assets of $334.4 million. The yield on average interest-earning assets decreased 11 basis points to 3.68% for the three months ended June 30, 2021, compared to 3.79% for the same period in the prior year due to a decrease in reinvestment loan and investment securities rates.

The average cost of interest-bearing liabilities decreased to 0.46% for the three months ended June 30, 2021, compared to 0.89% for the same period last year, due primarily to a decrease in rates on interest-bearing deposits of 58 basis points combined with an increase in borrowing volume of $20.0 million and higher borrowing rates due to the issuance of subordinated debt. Total cost of funds decreased 37 basis points to 37 basis points for the three months ended June 30, 2020, from 74 basis points for the same period in 2020. The net interest margin increased 24 basis points to 3.34% for the three months ended June 30, 2021, from 3.10% for the same period in 2020.

Interest Income. Total interest income increased $2.7 million, or 21.8%, to $15.0 million for the three months ended June 30, 2021, from $12.4 million for the comparable period in 2020, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $2.6 million, to $12.9 million for the three months ended June 30, 2021, from $10.2 million for the three months ended June 30, 2020, related to an increase in the average balance of net loans receivable of $268.9 million compared to the prior year. Average loan yields decreased 10 basis points to 4.30% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,200,273	4.30%	$931,344	4.40%	$2,630
Investment securities	273,014	2.17	213,141	2.47	164
Mortgage-backed securities	122,671	2.11	135,604	2.18	(96)
FHLB stock	4,074	4.53	4,426	4.97	(9)
Interest-bearing deposits in banks	39,750	0.15	20,922	0.15	7
Total interest-earning assets	$1,639,782	3.68%	$1,305,437	3.79%	$2,696

Interest Expense. Total interest expense decreased $840,000, or 37.5%, to $1.4 million for the three months ended June 30, 2021, compared to $2.2 million for the three months ended June 30, 2020, due to a decrease in interest expense on deposits of $1.2 million resulting from a 58 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $196.5 million, or 21.0%, to $1.13 billion for the three months ended June 30, 2021, from $937.0 million for the three months ended June 30, 2020, as we grew deposits in new and existing market areas. Additionally, the growth was supported by Government programs put in place to support the economy during the COVID-19 pandemic.

During the three months ended June 30, 2021, interest expense on certificates of deposit decreased due to a decrease in the average balance of $72.4 million and a decrease of 84 basis points in the average rate paid, compared to the three months ended June 30, 2020. During the same period, the average balances of savings, demand deposit, and money market accounts increased $12.5 million, $46.7 million and $209.7 million, respectively. The average cost of interest-bearing deposit products decreased to 0.29% for the three months ended June 30, 2021, from 0.87% for the three months ended June 30, 2020, due in large part to the expiration of promotional rates and a shift in balances to demand deposit accounts. Borrowing costs increased due to the subordinated debt issued in March 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$185,336	0.07%	$172,833	0.62%	$(235)
Transaction accounts	169,681	0.02	122,951	0.01	6
Money market accounts	501,237	0.22	291,526	0.55	(125)
Certificates of deposit	277,218	0.73	349,658	1.57	(862)
FHLB advances	51,917	1.41	71,170	1.13	(18)
Subordinated debt	39,276	4.02	—	—	394
Total interest-bearing liabilities	$1,224,665	0.46%	$1,008,138	0.89%	$(840)

Provision for Loan Losses. The provision for loan losses was $300,000 for the three months ended June 30, 2021, primarily due to growth in the loan portfolio, and was $1.5 million for the three months ended June 30, 2020, due to the uncertainty in economic conditions created by the COVID-19 pandemic and growth in the loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$300	$1,500
Net recoveries (charge-offs)	23	(221)
Allowance for loan losses	14,588	12,109
Allowance for losses as a percentage of total gross loans receivable at period end	1.2%	1.2%
Total nonaccrual loans	1,784	3,356
Allowance for loan losses as a percentage of nonaccrual loans at period end	817.7%	360.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.3%
Total loans	$1,256,145	$996,401

Noninterest Income. Noninterest income decreased $237,000, or 5.8%, to $3.9 million for the three months ended June 30, 2021, from $4.1 million for the three months ended June 30, 2020, mainly due to a decrease in gain on sale of mortgage loans of $1.1 million. Gain on sale of investments was $1.1 million for the second quarter of 2021, compared to gain on sale of investments of $661,000 for the same period in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,001	$765	$236	30.8%
Mortgage servicing fees, net of amortization	13	(172)	185	(107.6)
Net gain on sale of loans	921	2,001	(1,080)	(54.0)
Net gain on sale of investment securities	1,124	661	463	70.0
Increase in cash surrender value of bank-owned life insurance	242	627	(385)	(61.4)
Other income	571	227	344	151.5
Total noninterest income	$3,872	$4,109	$(237)	(5.8)%

Noninterest Expense. Noninterest expense increased $3.4 million, or 33.3%, to $13.7 million for the three months ended June 30, 2021, compared to $10.3 million for the three months ended June 30, 2020, primarily as a result of an increase in compensation and benefits as we added staff to manage the company and generate additional revenue. Compensation and benefits was also higher due to a $160,000 increase in commissions paid on increased mortgage and commercial loan production and a $500,000 increase related to equity awarded to the principal owners of POM Peace of Mind, Inc. ("POM") as part of the Quin Ventures, Inc. ("Quin" or "Quin Ventures") joint venture agreement. Occupancy and equipment increased as a result of new software implementation.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,559	$5,966	$2,593	43.5%
Data processing	726	769	(43)	(5.6)
Occupancy and equipment	1,803	1,345	458	34.1
Supplies, postage, and telephone	355	284	71	25.0
Regulatory assessments and state taxes	301	223	78	35.0
Advertising	492	377	115	30.5
Professional fees	644	354	290	81.9
FDIC insurance premium	168	70	98	140.0
Other expense	659	894	(235)	(26.3)
Total	$13,707	$10,282	$3,425	33.3%

Provision for Income Tax. An income tax expense of $663,000 was recorded for the three months ended June 30, 2021, compared to $464,000 for the three months ended June 30, 2020, due to an increase in income before taxes of $1.1 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020

General. Net income increased $3.3 million, or 114.7%, to $6.1 million for the six months ended June 30, 2021, compared to net income of $2.8 million for the six months ended June 30, 2020, due to an increase in net interest income after provision for loan losses compared to the same period in 2020 and a modest increase in noninterest income partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $7.6 million to $27.1 million for the six months ended June 30, 2021, from $19.5 million for the six months ended June 30, 2020. This increase was mainly the result of an increase in average earning assets of $337.8 million. The yield on average interest-earning assets decreased 12 basis points to 3.75% for the six months ended June 30, 2021, compared to 3.87% for the same period in the prior year due to a decrease in reinvestment loan and investment securities rates.

The average cost of interest-bearing liabilities decreased to 0.43% for the six months ended June 30, 2021, compared to 0.99% for the same period last year, due primarily to a decrease in rates on interest-bearing deposits of 62 basis points offset by an increase in borrowing rates of 45 basis points related to the issuance of subordinated debt. Total cost of funds decreased 49 basis points to 35 basis points for the six months ended June 30, 2021, from 84 basis points for the same period in 2020. The net interest margin increased 32 basis points to 3.43% for the six months ended June 30, 2021, from 3.11% for the same period in 2020.

Interest Income. Total interest income increased $5.4 million, or 22.0%, to $29.7 million for the six months ended June 30, 2021, from $24.3 million for the comparable period in 2020, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $5.3 million, to $25.4 million for the six months ended June 30, 2021, from $20.1 million for the six months ended June 30, 2020, related to an increase in the average balance of net loans receivable of $265.3 million compared to the prior year. Average loan yields decreased 6 basis points to 4.39% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,166,422	4.39%	$901,116	4.45%	$5,335
Investment securities	274,610	2.24	181,586	2.63	665
Mortgage-backed securities	107,673	2.08	148,593	2.29	(591)
FHLB stock	3,942	4.66	4,573	4.46	(11)
Interest-bearing deposits in banks	42,150	0.13	21,110	0.72	(48)
Total interest-earning assets	$1,594,797	3.75%	$1,256,978	3.87%	$5,350

Interest Expense. Total interest expense decreased $2.3 million, or 47.0%, to $2.6 million for the six months ended June 30, 2021, compared to $4.8 million for the six months ended June 30, 2020, due to a decrease in interest expense on deposits of $2.4 million resulting from a 62 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $219.9 million, or 24.6%, to $1.11 billion for the six months ended June 30, 2021, from $893.0 million for the six months ended June 30, 2020, as we grew deposits in new and existing market areas. Additionally, the growth was supported by many of the Government programs put in place to support the economy during the COVID-19 pandemic.

During the six months ended June 30, 2021, interest expense on cost of certificates of deposit decreased due to a decrease in the average balance of $46.1 million and a decrease of 90 basis points in the average rate paid, compared to the six months ended June 30, 2020. During the same period, the average balances of savings, demand deposit, and money market accounts increased $10.2 million, $46.6 million and $209.2 million, respectively. The average cost of all deposit products decreased to 0.25% for the six months ended June 30, 2021, from 0.78% for the six months ended June 30, 2020, due in large part to the expiration of promotional rates and a shift in balances to transaction accounts. Borrowing costs increased due to the issuance of subordinated debt in March 2021, partially offset by a decrease in the average balance and cost of FHLB advances compared to the same period in 2020.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$179,524	0.08%	$169,371	0.72%	$(535)
Transaction accounts	165,562	0.02	118,963	0.04	(6)
Money market accounts	481,269	0.24	272,030	0.56	(195)
Certificates of deposit	286,552	0.78	332,674	1.68	(1,684)
FHLB advances	53,667	1.41	75,574	1.68	(261)
Subordinated debt	21,334	3.96	—	—	419
Total interest-bearing liabilities	$1,187,908	0.43%	$968,612	0.99%	$(2,262)

Provision for Loan Losses. The provision for loan losses was $800,000 for the six months ended June 30, 2021, primarily due to growth in the loan portfolio, and was $2.8 million for the six months ended June 30, 2020, due to the uncertainty in economic conditions created by the COVID-19 pandemic as well as growth in the loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$800	$2,766
Net charge-offs	(59)	(285)
Allowance for loan losses	14,588	12,109
Allowance for losses as a percentage of total gross loans receivable at period end	1.2%	1.2%
Total nonaccrual loans	1,784	3,356
Allowance for loan losses as a percentage of nonaccrual loans at period end	817.7%	360.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.3%
Total loans	$1,256,145	$996,401

Noninterest Income. Noninterest income increased $149,000, or 2.3%, to $6.6 million for the six months ended June 30, 2021, from $6.4 million for the six months ended June 30, 2020. Interchange fee income on deposit accounts increased $241,000, mortgage servicing fee income increased $200,000, and loan swap fee income increased $315,000 over the same period in 2020. The cash surrender value of bank-owned life insurance (BOLI) decreased $469,000 due to a BOLI restructure that occurred during the six months ended June 30, 2020, which resulted in the recognition of additional market gains.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,838	$1,646	$192	11.7%
Mortgage servicing fees, net of amortization	43	(157)	200	(127.4)
Net gain on sale of loans	2,258	2,384	(126)	(5.3)
Net gain on sale of investment securities	1,124	1,266	(142)	(11.2)
Increase in cash surrender value of bank-owned life insurance	486	955	(469)	(49.1)
Other income	827	333	494	148.3
Total noninterest income	$6,576	$6,427	$149	2.3%

Noninterest Expense. Noninterest expense increased $6.1 million, or 31.2%, to $25.8 million for the six months ended June 30, 2021, compared to $19.7 million for the six months ended June 30, 2020, primarily as a result of an increase in compensation and benefits as we added staff to manage the company and generate additional revenue. Compensation and benefits was also higher due to a $672,000 increase in commissions paid on increased mortgage and commercial loan production and a $500,000 increase related to equity awarded to the principal owners of POM as part of the Quin joint venture agreement. Costs related to software increased $619,000 as we implemented more robust systems to support digital initiatives and Company growth. Increases in advertising and professional fees were related to the purchase of the Bellevue branch, our investment in Quin, and the relocation of our Fairhaven branch. The increase in FDIC insurance over the prior year was due to a combination of a small bank assessment credit issued in September 2019 that resulted in no FDIC insurance payment during the first quarter of 2020 and an increase in average assets of $347.2 million which resulted in a higher assessment base.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$15,854	$11,327	$4,527	40.0%
Data processing	1,465	1,459	6	0.4
Occupancy and equipment	3,426	2,696	730	27.1
Supplies, postage, and telephone	597	495	102	20.6
Regulatory assessments and state taxes	562	397	165	41.6
Advertising	937	649	288	44.4
Professional fees	1,166	754	412	54.6
FDIC insurance premium	316	70	246	351.4
FHLB prepayment penalty	—	210	(210)	(100.0)
Other expense	1,478	1,607	(129)	(8.0)
Total	$25,801	$19,664	$6,137	31.2%

Provision for Income Tax. An income tax expense of $1.1 million was recorded for the six months ended June 30, 2021, compared to $668,000 for the six months ended June 30, 2020, due to an increase in income before taxes of $3.6 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following table set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2021 and 2020. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

		Three Months Ended June 30,						Six Months Ended June 30,
	At June 30, 2021	2021			2020			2021			2020
		Average	Interest		Average	Interest		Average	Interest		Average	Interest
	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)							(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	4.26%	$1,200,273	$12,866	4.30%	$931,344	$10,236	4.40%	$1,166,422	$25,407	4.39%	$901,116	$20,072	4.45%
Investment securities	2.62	273,014	1,480	2.17	213,141	1,316	2.47	274,610	3,050	2.24	181,586	2,385	2.63
Mortgage-backed securities	2.18	122,671	644	2.11	135,604	740	2.18	107,673	1,108	2.08	148,593	1,699	2.29
FHLB dividends	4.93	4,074	46	4.53	4,426	55	4.97	3,942	91	4.66	4,573	102	4.46
Interest-bearing deposits in banks	0.07	39,750	15	0.15	20,922	8	0.15	42,150	28	0.13	21,110	76	0.72
Total interest-earning assets (2)	3.71	1,639,782	15,051	3.68	1,305,437	12,355	3.79	1,594,797	29,684	3.75	1,256,978	24,334	3.87

Interest-bearing liabilities:
Interest-bearing demand deposits	0.01	$169,681	$10	0.02	$122,951	$4	0.01	$165,562	$17	0.02	$118,963	$23	0.04
Money market accounts	0.21	501,237	275	0.22	291,526	400	0.55	481,269	561	0.24	272,030	756	0.56
Savings accounts	0.06	185,336	34	0.07	172,833	269	0.62	179,524	74	0.08	169,371	609	0.72
Certificates of deposit	0.76	277,218	506	0.73	349,658	1,368	1.57	286,552	1,107	0.78	332,674	2,791	1.68
Total deposits	0.22	1,133,472	825	0.29	936,968	2,041	0.87	1,112,907	1,759	0.32	893,038	4,179	0.94
FHLB borrowings	0.83	51,917	183	1.41	71,170	201	1.13	53,667	374	1.41	75,574	635	1.68
Subordinated debt	4.07	39,276	394	4.02	—	—	—	21,334	419	3.96	—	—	—
Total interest-bearing liabilities	0.35	1,224,665	1,402	0.46	1,008,138	2,242	0.89	1,187,908	2,552	0.43	968,612	4,814	0.99

Net interest income			$13,649			$10,113			$27,132			$19,520
Net interest rate spread	3.36			3.22			2.90			3.32			2.88
Net earning assets		$415,117			$297,299			$406,889			$288,366
Net interest margin (3)				3.34			3.10			3.43			3.11
Average interest-earning assets to average interest-bearing liabilities		133.9%			129.5%			134.3%			129.8%

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

	Three Months Ended			Six Months Ended
	June 30, 2021 vs. 2020			June 30, 2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest earning assets:
Loans receivable, net	$2,939	$(309)	$2,630	$5,768	$(433)	$5,335
Investments	296	(228)	68	731	(657)	74
FHLB stock	(5)	(4)	(9)	(15)	4	(11)
Other(1)	7	—	7	74	(122)	(48)
Total interest-earning assets	$3,237	$(541)	$2,696	$6,558	$(1,208)	$5,350

Interest-bearing liabilities:
Interest-bearing demand deposits	$2	$4	$6	$9	$(15)	$(6)
Money market accounts	286	(411)	(125)	573	(768)	(195)
Savings accounts	19	(254)	(235)	34	(569)	(535)
Certificates of deposit	(284)	(578)	(862)	(396)	(1,288)	(1,684)
FHLB advances	(55)	37	(18)	(185)	(76)	(261)
Subordinated debt	—	394	394	—	419	419
Total interest-bearing liabilities	$(32)	$(808)	$(840)	$35	$(2,297)	$(2,262)

Net change in interest income	$3,269	$267	$3,536	$6,523	$1,089	$7,612

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2021 and the year ended December 31, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2021, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$172,770	$76,415	$12,646	$—	$261,831
FHLB advances	40,000	25,000	25,000	—	90,000
Subordinated debt obligation	—	—	—	39,241	39,241
Operating leases	458	887	926	3,230	5,501
Borrower taxes and insurance	1,143	—	—	—	1,143
Deferred compensation	381	235	80	500	1,196
Total contractual obligations	$214,752	$102,537	$38,652	$42,971	$398,912

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2021:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$3,582	$—	$—	$—	$3,582
Variable-rate	175	—	—	—	175
Unfunded commitments under lines of credit or existing loans	66,240	45,456	9,781	113,945	235,422
Standby letters of credit	124	58	—	—	182
Total commitments	$70,121	$45,514	$9,781	$113,945	$239,361

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2021, cash and cash equivalents totaled $80.7 million, and unpledged securities classified as available-for-sale with a market value of $255.4 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $427.1 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $24.3 million were pledged as of June 30, 2021.

At June 30, 2021, we had $3.8 million in loan commitments outstanding and $235.6 million in undisbursed loans and standby letters of credit, including $158.2 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of June 30, 2021 totaled $172.8 million, or 66.0% of certificates of deposit with a weighted-average rate of 0.76%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates have recently declined. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2021, the Company, on an unconsolidated basis, had liquid assets of $20.7 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures, Inc. under a capital financing agreement and related promissory note.

Capital Resources

At June 30, 2021, shareholders' equity totaled $188.8 million, or 10.6% of total assets. Our book value per share of common stock was $18.48 at June 30, 2021, compared to $18.20 at December 31, 2020.

At June 30, 2021, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2021.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$187,564	10.9%	$69,071	4.0%	$86,339	5.0%
Common equity tier I (to risk-weighted assets)	187,564	14.5	58,367	4.5	84,308	6.5
Tier I risk-based capital (to risk-weighted assets)	187,564	14.5	77,822	6.0	103,763	8.0
Total risk-based capital (to risk-weighted assets)	202,490	15.6	103,763	8.0	129,704	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2021 - April 30, 2021	6,485	$16.15	6,485	865,545
May 1, 2021 - May 31, 2021	1,354	—	—	865,545
June 1, 2021 - June 30, 2021	11,657	17.56	11,657	853,888
Total	19,496	$17.06	18,142

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 1,354 shares, and 0 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of June 30, 2021, a total of 169,532 shares, or 16.6% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $17.06 per share, leaving 853,888 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

COVID-19 Legislation and Regulation.

Governments at the federal, state, and local levels continue to take steps to address the impact of the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, which included $350 billion in stimulus for small businesses under the SBA PPP, along with direct stimulus payments (i.e., "economic impact payments" or "stimulus checks") for many eligible Americans. Shortly thereafter, the Paycheck Protection Program and Health Care Enforcement Act was signed into law and replenished funding to the SBA PPP and provided other spending for hospitals and virus testing. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the PPP loan repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percentage of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extended the repayment start date until after the SBA finalized the application process for loan forgiveness. The Consolidated Appropriations Act, enacted in December 2020, included another $284 billion to fund an expansion of the SBA PPP, subject to certain changes in eligibility requirements and program design. Most recently, the American Rescue Plan Act of 2021 became law in March 2021 and provides for a $1.9 billion stimulus package that, among other financial aid measures, included a new round of PPP funding with an application deadline of May 31, 2021.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 13, 2021	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2021	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)