Form 10-Q
period 2021-09-30
First Northwest Bancorp
filed 2021-11-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2021, there were 10,026,076 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp ("First Northwest"), its consolidated subsidiary and its joint venture controlling interest, unless the context indicates otherwise. When we refer to “First Fed” or the “Bank” in this report, we are referring to First Fed Bank, the wholly owned subsidiary of First Northwest Bancorp. When we refer to "Quin" or "Quin Ventures" in this report, we are referring to Quin Ventures, Inc., a First Northwest joint venture. First Northwest, the Bank, and Quin Ventures are collectively referred to as the "Company."

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

Cash and due from banks	$17,012	$13,508
Interest-bearing deposits in banks	59,108	51,647
Investment securities available for sale, at fair value	325,890	364,296
Loans held for sale	2,231	3,753
Loans receivable (net of allowance for loan losses of $15,243 and $13,847)	1,345,126	1,141,969
Federal Home Loan Bank (FHLB) stock, at cost	4,397	5,977
Accrued interest receivable	5,775	6,966
Premises and equipment, net	18,188	14,785
Servicing rights on sold loans, net	2,934	2,120
Bank-owned life insurance, net	39,080	38,353
Goodwill and other intangible assets	1,186	—
Prepaid expenses and other assets	24,210	10,975

Total assets	$1,845,137	$1,654,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,522,916	$1,333,517
FHLB advances	60,000	109,977
Subordinated debt, net	39,261	—
Accrued interest payable	29	53
Accrued expenses and other liabilities	33,369	23,303
Advances from borrowers for taxes and insurance	2,118	1,116

Total liabilities	1,657,693	1,467,966

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,050,877 shares at September 30, 2021, and 10,247,185 shares at December 31, 2020	102	102
Additional paid-in capital	96,396	97,412
Retained earnings	99,058	92,657
Accumulated other comprehensive income, net of tax	934	5,442
Unearned employee stock ownership plan (ESOP) shares	(8,736)	(9,230)

Total parent's shareholders' equity	187,754	186,383
Noncontrolling interest in Quin Ventures, Inc.	(310)	—

Total shareholders' equity	187,444	186,383

Total liabilities and shareholders' equity	$1,845,137	$1,654,349

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans receivable	$14,581	$11,097	$39,988	$31,169
Interest on mortgage-backed securities	715	565	1,823	2,264
Interest on investment securities	1,423	1,603	4,473	3,988
Interest on deposits and other	18	9	46	85
FHLB dividends	41	97	132	199

Total interest income	16,778	13,371	46,462	37,705
INTEREST EXPENSE
Deposits	850	1,405	2,609	5,584
Borrowings	186	205	560	840
Subordinated debt	390	—	809	—

Total interest expense	1,426	1,610	3,978	6,424

Net interest income	15,352	11,761	42,484	31,281
PROVISION FOR LOAN LOSSES	700	1,350	1,500	4,116

Net interest income after provision for loan losses	14,652	10,411	40,984	27,165
NONINTEREST INCOME
Loan and deposit service fees	1,015	868	2,853	2,514
Sold loan servicing fees, net of amortization	815	148	858	(9)
Net gain on sale of loans	663	1,725	2,921	4,109
Net gain on sale of investment securities	1,286	969	2,410	2,235
Increase in cash surrender value of bank-owned life insurance	241	622	727	1,577
Other income	266	449	1,093	782

Total noninterest income	4,286	4,781	10,862	11,208

NONINTEREST EXPENSE
Compensation and benefits	8,713	6,070	24,567	17,397
Data processing	826	640	2,291	2,099
Occupancy and equipment	1,848	1,367	5,274	4,063
Supplies, postage, and telephone	279	254	876	749
Regulatory assessments and state taxes	335	262	897	659
Advertising	547	285	1,484	934
Professional fees	422	361	1,588	1,115
FDIC insurance premium	134	86	450	156
FHLB prepayment penalty	—	—	—	210
Other expense	830	756	2,308	2,363

Total noninterest expense	13,934	10,081	39,735	29,745

INCOME BEFORE PROVISION FOR INCOME TAXES	5,004	5,111	12,111	8,628

PROVISION FOR INCOME TAXES	946	1,436	2,082	2,104

NET INCOME	4,058	3,675	10,029	6,524
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	120	—	265	—

NET INCOME ATTRIBUTABLE TO PARENT	$4,178	$3,675	$10,294	$6,524

Basic earnings per common share	$0.45	$0.40	$1.12	$0.69
Diluted earnings per common share	$0.45	$0.40	$1.11	$0.69

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET INCOME	$4,058	$3,675	$10,029	$6,524

Other comprehensive income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(2,057)	4,094	(1,164)	8,215
Income tax benefit (provision) related to unrealized holding (losses) gains	432	(859)	245	(1,724)
Unrecognized defined benefit ("DB") plan prior service cost, net of amortization	36	—	(2,132)	—
Income tax benefit (provision) related to DB plan prior service cost, net of amortization	(7)	—	447	—
Reclassification adjustment for net gains on sales of securities realized in income	(1,286)	(969)	(2,410)	(2,235)
Income tax benefit related to reclassification adjustment on sales of securities	270	203	506	469

Other comprehensive (loss) income, net of tax	(2,612)	2,469	(4,508)	4,725

COMPREHENSIVE INCOME	1,446	6,144	5,521	11,249

Comprehensive loss attributable to noncontrolling interest	(120)	—	(265)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$1,566	$6,144	$5,786	$11,249

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2021 and 2020

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, June 30, 2020	10,326,226	$103	$98,421	$86,633	$(9,559)	$717	$—	$176,315

Net income				3,675			—	3,675
Common stock repurchased	(141,793)	(1)	(1,418)	(248)				(1,667)
Restricted stock award grants net of forfeitures	59,859	—	—					—
Restricted stock awards canceled	(10,088)	—	(123)					(123)
Other comprehensive income, net of tax						2,469		2,469
Share-based compensation expense			362					362
ESOP shares committed to be released			(13)		164			151
Cash dividends declared and paid ($0.05 per share)				(514)				(514)

BALANCE, September 30, 2020	10,234,204	$102	$97,229	$89,546	$(9,395)	$3,186	$—	$180,668

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

Net income				4,178			(120)	4,058
Common stock repurchased	(137,953)	—	(1,378)	(1,084)				(2,462)
Restricted stock award forfeitures net of grants	(5,903)	—	—					—
Restricted stock awards canceled	(11,134)	—	(199)					(199)
Other comprehensive loss, net of tax						(2,612)		(2,612)
Share-based compensation expense			433					433
ESOP shares committed to be released			77		165			242
Cash dividends declared and paid ($0.06 per share)				(609)				(609)

BALANCE, September 30, 2021	10,050,877	$102	$96,396	$99,058	$(8,736)	$934	$(310)	$187,444

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2019	10,731,639	107	102,017	86,156	(9,890)	(1,539)	$—	$176,851

Net income				6,524			—	6,524
Common stock repurchased	(560,306)	(5)	(5,599)	(1,565)				(7,169)
Restricted stock award grants net of forfeitures	72,959	—	—					—
Restricted stock awards canceled	(10,088)	—	(123)					(123)
Other comprehensive income, net of tax						4,725		4,725
Share-based compensation expense			917					917
ESOP shares committed to be released			17		495			512
Cash dividends declared and paid ($0.15 per share)				(1,569)				(1,569)

BALANCE, September 30, 2020	10,234,204	$102	$97,229	$89,546	$(9,395)	$3,186	$—	$180,668

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				10,294			(265)	10,029
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(291,932)	(2)	(2,916)	(2,018)				(4,936)
Restricted stock award grants net of forfeitures	78,993	1	(1)					—
Restricted stock awards canceled	(13,088)	—	(232)					(232)
Other comprehensive loss, net of tax						(4,508)		(4,508)
Share-based compensation expense			1,443					1,443
ESOP shares committed to be released			192		494			686
Cash dividends declared and paid ($0.18 per share)				(1,831)				(1,831)

BALANCE, September 30, 2021	10,050,877	$102	$96,396	$99,058	$(8,736)	$934	$(310)	$187,444

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before noncontrolling interest	$10,029	$6,524
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,032	1,034
Amortization of core deposit intangible	2	—
Amortization and accretion of premiums and discounts on investments, net	1,252	1,251
Amortization (accretion) of deferred loan fees and purchased premiums, net	754	(1,003)
Amortization of debt issuance costs	38	—
Amortization of mortgage servicing rights, net	(90)	315
Additions to mortgage servicing rights, net	(720)	(989)
Net (decrease) increase on the valuation allowance on mortgage servicing rights	(4)	—
Provision for loan losses	1,500	4,116
Allocation of ESOP shares	503	512
Share-based compensation expense	1,943	917
Gain on sale of loans, net	(2,921)	(4,109)
Gain on sale of securities available for sale, net	(2,410)	(2,235)
Increase in cash surrender value of life insurance, net	(727)	(1,577)
Origination of loans held for sale	(86,456)	(129,495)
Proceeds from loans held for sale	90,899	129,353
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	265	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,191	(3,436)
Increase in prepaid expenses and other assets	(14,831)	(1,500)
Decrease in accrued interest payable	(24)	(322)
Increase in accrued expenses and other liabilities	10,230	3,967

Net cash from operating activities	11,455	3,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(125,909)	(234,527)
Proceeds from maturities, calls, and principal repayments of securities available for sale	52,071	45,684
Proceeds from sales of securities available for sale	109,829	142,276
Redemption of FHLB stock	1,580	90
Purchase of bank-owned life insurance, net of surrenders	—	(6,500)
Net increase in loans receivable	(205,411)	(186,588)
Purchase of premises and equipment, net	(3,976)	(1,429)
Net cash paid for branch acquisition	63,545	—

Net cash from investing activities	(108,271)	(240,994)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$124,532	$252,811
Proceeds from long-term FHLB advances	10,000	30,000
Repayment of long-term FHLB advances	(10,000)	(30,000)
Net decrease in short-term FHLB advances	(49,977)	(3,780)
Proceeds from issuance of subordinated debt, net	39,223	—
Net increase in advances from borrowers for taxes and insurance	1,002	841
Dividends paid	(1,831)	(1,569)
Restricted stock awards canceled	(232)	(123)
Repurchase of common stock	(4,936)	(7,169)

Net cash from financing activities	107,781	241,011

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,965	3,340

CASH AND CASH EQUIVALENTS, beginning of period	65,155	48,739

CASH AND CASH EQUIVALENTS, end of period	$76,120	$52,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$4,002	$6,746
Income taxes	$2,890	$1,400
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$2,718	$—

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(3,573)	$5,980
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$495
Lease liabilities arising from obtaining right-of-use assets	$1,412	$902

BUSINESS COMBINATION (see Note 11)
Fair value of assets acquired	$1,340	$—
Fair value of liabilities assumed	$65,947	$—

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and Nature of business - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Fed Bank ("First Fed" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion").

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

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin" or "Quin Ventures"). First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000.

On October 31, 2021, the Bank converted from a State Savings Bank Charter to a State Commercial Bank Charter and was simultaneously renamed First Fed Bank from First Federal Savings and Loan Association of Port Angeles.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for future periods.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at September 30, 2021 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$107,964	$2,697	$(396)	$110,265
U.S. government and agency issued bonds (Agency bonds)	1,945	—	(5)	1,940
Corporate issued asset-backed securities (ABS corporate)	11,047	—	(31)	11,016
Corporate issued debt securities (Corporate debt)	54,876	1,536	(466)	55,946
U.S. Small Business Administration securities (SBA)	15,545	297	—	15,842
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	75,394	406	(709)	75,091
Corporate issued mortgage-backed securities (MBS corporate)	55,804	146	(160)	55,790

Total securities available for sale	$322,575	$5,082	$(1,767)	$325,890

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

There were no securities classified as held-to-maturity at  September 30, 2021 and  December 31, 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(336)	$24,237	$(60)	$6,375	$(396)	$30,612
Agency bonds	(5)	1,939	—	—	(5)	1,939
ABS corporate	(31)	11,016	—	—	(31)	11,016
Corporate debt	(238)	16,197	(228)	9,758	(466)	25,955
SBA	—	—	—	85	—	85
Mortgage-backed securities:
MBS agency	(709)	42,690	—	4	(709)	42,694
MBS corporate	(160)	20,282	—	—	(160)	20,282

Total available for sale	$(1,479)	$116,361	$(288)	$16,222	$(1,767)	$132,583

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2021 and December 31, 2020, there were 62 and 36 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and nine months ended September 30, 2021 and 2020.

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

	September 30, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$3,512	$3,517
Due after one through five years	28,689	28,782
Due after five through ten years	6,476	6,463
Due after ten years	92,521	92,119

Total mortgage-backed securities	131,198	130,881

All other investment securities:
Due within one year	—	—
Due after one through five years	5,362	5,266
Due after five through ten years	74,584	76,013
Due after ten years	111,431	113,730

Total all other investment securities	191,377	195,009

Total investment securities	$322,575	$325,890

	December 31, 2020
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$80	$84
Due after one through five years	12,446	12,402
Due after five through ten years	—	—
Due after ten years	75,791	76,774

Total mortgage-backed securities	88,317	89,260

All other investment securities:
Due within one year	—	—
Due after one through five years	2,210	2,328
Due after five through ten years	74,568	74,351
Due after ten years	192,312	198,357

Total all other investment securities	269,090	275,036

Total investment securities	$357,407	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Proceeds from sales	$64,394	$47,844	$109,829	$142,276
Gross realized gains	1,627	1,593	2,827	3,097
Gross realized losses	(341)	(624)	(417)	(862)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Real Estate:
One-to-four family	$294,432	$309,828
Multi-family	177,560	162,467
Commercial real estate	353,356	296,574
Construction and land	214,472	123,627
Total real estate loans	1,039,820	892,496

Consumer:
Home equity	38,881	33,103
Auto and other consumer	182,238	128,233
Total consumer loans	221,119	161,336

Commercial business loans	91,939	100,201

Total loans	1,352,878	1,154,033

Less:
Net deferred loan fees	5,274	4,346
Premium on purchased loans, net	(12,765)	(6,129)
Allowance for loan losses	15,243	13,847

Total loans receivable, net	$1,345,126	$1,141,969

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2021
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,356	$1,816	$3,674	$2,221	$393	$2,368	$464	$296	$14,588
(Recapture of) provision for loan losses	(117)	101	278	260	24	58	26	70	700
Charge-offs	—	—	—	—	—	(421)	—	—	(421)
Recoveries	—	—	—	2	—	374	—	—	376
Ending balance	$3,239	$1,917	$3,952	$2,483	$417	$2,379	$490	$366	$15,243

	At or For the Nine Months Ended September 30, 2021
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(236)	153	532	1,016	44	(142)	61	72	1,500
Charge-offs	—	—	—	—	(12)	(801)	—	—	(813)
Recoveries	6	—	—	6	17	680	—	—	709
Ending balance	$3,239	$1,917	$3,952	$2,483	$417	$2,379	$490	$366	$15,243

	At September 30, 2021
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,239	$1,917	$3,952	$2,483	$417	$2,379	$490	$366	$15,243
General reserve	3,212	1,917	3,952	2,483	414	2,272	490	366	15,106
Specific reserve	27	—	—	—	3	107	—	—	137

Total loans	$294,432	$177,560	$353,356	$214,472	$38,881	$182,238	$91,939	$—	$1,352,878
Loans collectively evaluated (1)	292,094	177,560	352,158	214,448	38,699	181,846	91,939	—	1,348,744
Loans individually evaluated (2)	2,338	—	1,198	24	182	392	—	—	4,134

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended September 30, 2020
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,780	$1,128	$3,021	$738	$429	$2,252	$463	$298	$12,109
Provision for (recapture of) loan losses	62	307	319	240	(4)	427	—	(1)	1,350
Charge-offs	—	—	—	—	—	(479)	—	—	(479)
Recoveries	2	—	—	1	—	24	—	—	27
Ending balance	$3,844	$1,435	$3,340	$979	$425	$2,224	$463	$297	$13,007

	At or For the Nine Months Ended September 30, 2020
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	764	547	1,097	577	(30)	760	255	146	4,116
Charge-offs	—	—	—	—	—	(853)	—	—	(853)
Recoveries	56	—	—	3	1	56	—	—	116
Ending balance	$3,844	$1,435	$3,340	$979	$425	$2,224	$463	$297	$13,007

	At December 31, 2020
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
General reserve	3,433	1,764	3,419	1,461	364	2,366	429	294	13,530
Specific reserve	36	—	1	—	4	276	—	—	317

Total loans	$309,828	$162,467	$296,574	$123,627	$33,103	$128,233	$100,201	$—	$1,154,033
Loans collectively evaluated (1)	306,862	162,183	295,296	123,601	32,968	127,411	100,201	—	1,148,522
Loans individually evaluated (2)	2,966	284	1,278	26	135	822	—	—	5,511

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2021			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$215	$249	$—	$227	$257	$—
Multi-family	—	—	—	284	284	—
Commercial real estate	1,198	1,300	—	1,216	1,308	—
Construction and land	—	—	—	—	29	—
Home equity	30	64	—	37	94	—
Auto and other consumer	—	84	—	—	224	—
Total	1,443	1,697	—	1,764	2,196	—

With an allowance recorded:
One-to-four family	2,123	2,326	27	2,739	2,941	36
Commercial real estate	—	—	—	62	62	1
Construction and land	24	24	—	26	26	—
Home equity	152	175	3	98	157	4
Auto and other consumer	392	406	107	822	953	276
Total	2,691	2,931	137	3,747	4,139	317

Total impaired loans:
One-to-four family	2,338	2,575	27	2,966	3,198	36
Multi-family	—	—	—	284	284	—
Commercial real estate	1,198	1,300	—	1,278	1,370	1
Construction and land	24	24	—	26	55	—
Home equity	182	239	3	135	251	4
Auto and other consumer	392	490	107	822	1,177	276
Total	$4,134	$4,628	$137	$5,511	$6,335	$317

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$217	$3	$221	$9
Multi-family	—	—	125	—
Commercial real estate	1,200	18	1,081	55
Home equity	31	—	34	1
Auto and other consumer	47	3	39	5
Total	1,495	24	1,500	70

With an allowance recorded:
One-to-four family	2,199	46	2,357	110
Commercial real estate	17	—	162	—
Construction and land	24	2	25	3
Home equity	122	3	117	—
Auto and other consumer	464	6	715	17
Total	2,826	57	3,376	130

Total impaired loans:
One-to-four family	2,416	49	2,578	119
Multi-family	—	—	125	—
Commercial real estate	1,217	18	1,243	55
Construction and land	24	2	25	3
Home equity	153	3	151	1
Auto and other consumer	511	9	754	22
Total	$4,321	$81	$4,876	$200

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2021, was $65,000 and $183,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$203	$6	$154	$6
Multi-family	294	1	197	—
Commercial real estate	1,200	1	1,211	15
Construction and land	—	—	12	—
Home equity	38	1	43	1
Auto and other consumer	—	13	—	16
Commercial business	168	—	90	—
Total	1,903	22	1,707	38

With an allowance recorded:
One-to-four family	4,397	91	3,335	158
Multi-family	—	—	158	—
Commercial real estate	67	2	380	2
Construction and land	26	2	28	3
Home equity	140	3	212	7
Auto and other consumer	702	24	718	33
Commercial business	—	—	146	—
Total	5,332	122	4,977	203

Total impaired loans:
One-to-four family	4,600	97	3,489	164
Multi-family	294	1	355	—
Commercial real estate	1,267	3	1,591	17
Construction and land	26	2	40	3
Home equity	178	4	255	8
Auto and other consumer	702	37	718	49
Commercial business	168	—	236	—
Total	$7,235	$144	$6,684	$241

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2020, was $84,000. and $181,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
One-to-four family	$561	$912
Multi-family	—	284
Commercial real estate	76	157
Construction and land	24	26
Home equity	130	73
Auto and other consumer	392	821
Commercial business	—	—

Total nonaccrual loans	$1,183	$2,273

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2021 and December 31, 2020.

The following table presents the recorded investment in past due loans, by class, as of September 30, 2021:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$60	$—	$60	$294,372	$294,432
Multi-family	—	—	—	—	177,560	177,560
Commercial real estate	—	—	—	—	353,356	353,356
Construction and land	—	—	—	—	214,472	214,472
Total real estate loans	—	60	—	60	1,039,760	1,039,820

Consumer:
Home equity	53	29	—	82	38,799	38,881
Auto and other consumer	283	69	32	384	181,854	182,238
Total consumer loans	336	98	32	466	220,653	221,119

Commercial business loans	17	—	—	17	91,922	91,939

Total loans	$353	$158	$32	$543	$1,352,335	$1,352,878

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in past due loans, by class, as of December 31, 2020:

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  September 30, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$290,889	$2,653	$57	$833	$294,432
Multi-family	161,525	16,035	—	—	177,560
Commercial real estate	307,347	21,534	13,464	11,011	353,356
Construction and land	203,512	2,058	8,878	24	214,472
Total real estate loans	963,273	42,280	22,399	11,868	1,039,820

Consumer:
Home equity	38,486	136	61	198	38,881
Auto and other consumer	180,486	1,245	115	392	182,238
Total consumer loans	218,972	1,381	176	590	221,119

Commercial business loans	90,795	912	—	232	91,939

Total loans	$1,273,040	$44,573	$22,575	$12,690	$1,352,878

The following table represents the internally assigned grade as of December 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$303,840	$2,487	$1,730	$1,771	$309,828
Multi-family	146,536	15,647	—	284	162,467
Commercial real estate	250,970	20,759	20,690	4,155	296,574
Construction and land	114,575	8,914	74	64	123,627
Total real estate loans	815,921	47,807	22,494	6,274	892,496

Consumer:
Home equity	32,500	349	100	154	33,103
Auto and other consumer	124,115	2,034	1,216	868	128,233
Total consumer loans	156,615	2,383	1,316	1,022	161,336

Commercial business loans	92,010	7,791	168	232	100,201

Total loans	$1,064,546	$57,981	$23,978	$7,528	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$561	$293,871	$294,432
Multi-family	—	177,560	177,560
Commercial real estate	76	353,280	353,356
Construction and land	24	214,448	214,472

Consumer:
Home equity	130	38,751	38,881
Auto and other consumer	392	181,846	182,238

Commercial business	—	91,939	91,939

Total loans	$1,183	$1,351,695	$1,352,878

The following table represents the credit risk profile based on payment activity as of December 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$912	$308,916	$309,828
Multi-family	284	162,183	162,467
Commercial real estate	157	296,417	296,574
Construction and land	26	123,601	123,627

Consumer:
Home equity	73	33,030	33,103
Auto and other consumer	821	127,412	128,233

Commercial business	—	100,201	100,201

Total loans	$2,273	$1,151,760	$1,154,033

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act"), provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. This relief was extended under the Consolidated Appropriations Act 2021, to the earlier of 60 days after the COVID-19 pandemic national emergency termination date or January 1, 2022. Through  September 30, 2021, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 357 loans aggregating to $175.0 million, or 12.9% of total loans. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. As of September 30, 2021, no loans remained on deferral.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Total TDR loans	$1,858	$2,224
Allowance for loan losses related to TDR loans	21	26
Total nonaccrual TDR loans	29	108

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the three and nine months ended September 30, 2021 or 2020.

There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2021 or 2020.

No additional funds were committed to be advanced in connection with TDR loans at September 30, 2021.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status:

	September 30, 2021			December 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,777	$29	$1,806	$2,054	$108	$2,162
Home equity	52	—	52	62	—	62

Total TDR loans	$1,829	$29	$1,858	$2,116	$108	$2,224

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2021 and December 31, 2020, were $75.4 million and $91.7 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2021		December 31, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$328,463	0.00%	$274,930	0.00%
Interest-bearing demand deposits	182,181	0.01%	156,241	0.01%
Money market accounts	573,713	0.21%	429,143	0.31%
Savings accounts	193,479	0.06%	164,434	0.17%
Certificates of deposit	245,080	0.70%	308,769	1.00%

Total deposits	$1,522,916	0.20%	$1,333,517	0.36%

Maturities of certificates at the dates indicated are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Within one year or less	$156,988	$185,804
After one year through two years	50,169	70,705
After two years through three years	23,815	37,417
After three years through four years	7,616	6,938
After four years through five years	6,492	7,905

Total certificates of deposit	$245,080	$308,769

Brokered certificates of deposits of $55.1 million and $89.6 million are included in the September 30, 2021 and December 31, 2020 certificate of deposits totals above, respectively.

At  September 30, 2021 and December 31, 2020, deposits included $117.7 million and $80.9 million, respectively, in public fund deposits. Investment securities with a carrying value of $60.5 million and $48.1 million were pledged as collateral for these deposits at  September 30, 2021 and December 31, 2020, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Demand deposits	$11	$5	$28	$28
Money market accounts	291	362	852	1,118
Savings accounts	28	176	102	785
Certificates of deposit	520	862	1,627	3,653

Total interest expense on deposits	$850	$1,405	$2,609	$5,584

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

The effective tax rates were 17.2% and 24.3% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2021 and 2020 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. Additionally, a cumulative adjustment was recorded in the first quarter of 2021, which reduced the current year provision, and an estimate for the penalty on the BOLI contract surrendered in 2020 was included in the 2020 year-to-date provision, which resulted in a higher effective tax rate.

Note 6 - Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In addition, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of earnings per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share data)
Numerator:
Net Income Attributable to Parent	$4,178	$3,675	$10,294	$6,524

Denominator:
Basic weighted average common shares outstanding	9,184,568	9,257,252	9,196,729	9,409,754
Dilutive restricted stock grants	83,508	6,723	97,527	29,484
Diluted weighted average common shares outstanding	9,268,076	9,263,975	9,294,256	9,439,238

Basic earnings per share	$0.45	$0.40	$1.12	$0.69

Diluted earnings per share	$0.45	$0.40	$1.11	$0.69

Unallocated ESOP shares are not included as outstanding for either basic or diluted earnings per share calculations. As of September 30, 2021 and 2020, there were 701,412 and 754,301 shares in the ESOP that remain unallocated, respectively.

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

The fair value of plan assets and projected benefit obligation on the March 23, 2021, Bank DB Plan adoption date were $14,705,000 and $14,197,000, respectively. A $2,717,599 cash contribution was made to the Pentegra DB Plan in March 2021 prior to the transition. A prior service cost of $1.7 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at September 30, 2021. The prior service cost is expected to be amortized over 15 years.

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

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. An $835,000 principal and interest payment was made by the ESOP during the nine months ended September 30, 2021.

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

Compensation expense related to the ESOP for the three months ended September 30, 2021 and 2020, was $179,000 and $99,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2021 and 2020, was $503,000 and $359,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Allocated shares	333,396	306,949
Committed to be released shares	13,221	—
Unallocated shares	701,412	741,080

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$12,317	$11,561

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  September 30, 2021, there were 336,383 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  September 30, 2021, there were no shares available for grant under the 2015 EIP. At this date, there are 125,720 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 96,205 and 126,059 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2021 and 2020. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended September 30, 2021 and 2020, total compensation expense for the equity incentive plans was $433,000 and $362,000, respectively. For the nine months ended September 30, 2021 and 2020, total compensation expense for the equity incentive plans was $1.4 million and $917,000, respectively.

Included in the above compensation expense for the three months ended September 30, 2021 and 2020, was directors' compensation of $64,000 and $102,000, respectively. Included in the above compensation expense for the nine months ended September 30, 2021 and 2020, was directors' compensation of $324,000 and $273,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2021	366,068	$15.03
Granted	11,309	17.76
Vested	(71,049)	13.27
Canceled (1)	(11,134)	13.27
Forfeited	(17,212)	12.89

Non-vested at September 30, 2021	277,982	$15.80

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's share of tax on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Nine Months Ended
	September 30, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	292,892	$13.96
Granted	96,205	18.50
Vested	(80,815)	13.36
Canceled (1)	(13,088)	13.36
Forfeited	(17,212)	12.89

Non-vested at September 30, 2021	277,982	$15.80

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's share of tax on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2021, there was $3.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.46 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$110,265	$—	$110,265
Agency bonds	—	1,940	—	1,940
ABS corporate	—	11,016	—	11,016
Corporate debt	—	55,946	—	55,946
SBA	—	15,842	—	15,842
MBS agency	—	75,091	—	75,091
MBS corporate	—	55,790	—	55,790
	$—	$325,890	$—	$325,890

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$127,862	$—	$127,862
ABS agency	—	63,820	—	63,820
ABS corporate	—	29,280	—	29,280
Corporate debt	—	32,970	2,540	35,510
SBA	—	18,564	—	18,564
MBS agency	—	62,683	—	62,683
MBS corporate	—	20,205	6,372	26,577
	$—	$355,384	$8,912	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The significant unobservable inputs in the fair value measurement of the Company's Level 3 securities are noted below. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurements at the date indicated:

December 31, 2020	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (a)
Corporate debt	$ 1,540	Consensus pricing	Offered quotes	89 - 91
			Comparability adjustments (%)	-0.7% - +1.3%
	1,000	Consensus pricing	Offered quotes	92 - 100
			Comparability adjustments (%)	-7.4% - 0%
MBS corporate	6,372	Consensus pricing	Offered quotes	104 - 107
			Comparability adjustments (%)	-1.5% - +1.5%
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2021
	Balance at January 1, 2021	Transfers Out of Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS corporate	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
(1) Transferred from Level 3 to Level 2 after obtaining observable market data.

	December 31, 2020
	Balance at January 1, 2020	Transfers Into Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$—	$1,540	$1,000	$—	$2,540
MBS corporate	—	—	6,372	—	6,372
	$—	$1,540	$7,372	$—	$8,912
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$4,134	$4,134

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,511	$5,511

At  September 30, 2021 and December 31, 2020, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2021
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$76,120	$76,120	$76,120	$—	$—
Investment securities available for sale	325,890	325,890	—	325,890	—
Loans held for sale	2,231	2,231	—	2,231	—
Loans receivable, net	1,345,126	1,326,567	—	—	1,326,567
FHLB stock	4,397	4,397	—	4,397	—
Accrued interest receivable	5,775	5,775	—	5,775	—
Mortgage servicing rights, net	2,934	3,270	—	—	3,270

Financial liabilities
Demand deposits	$1,277,836	$1,277,836	$1,277,836	$—	$—
Time deposits	245,080	245,937	—	245,937	—
FHLB Borrowings	60,000	60,882	—	60,882	—
Subordinated debt	39,261	39,493	—	39,493	—
Accrued interest payable	29	29	—	29	—

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

Loans receivable, net - At September 30, 2021, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

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

Note 10- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, June 30, 2020	$717	$—	$717
Other comprehensive income before reclassification	3,235	—	3,235
Amounts reclassified from accumulated other comprehensive income	(766)	—	(766)
Net other comprehensive income	2,469	—	2,469
BALANCE, September 30, 2020	$3,186	$—	$3,186

BALANCE, June 30, 2021	$5,260	$(1,714)	$3,546
Other comprehensive (loss) income before reclassification	(1,625)	29	(1,596)
Amounts reclassified from accumulated other comprehensive income	(1,016)	—	(1,016)
Net other comprehensive (loss) income	(2,641)	29	(2,612)
BALANCE, September 30, 2021	$2,619	$(1,685)	$934

BALANCE, December 31, 2019	$(1,539)	$—	$(1,539)
Other comprehensive income before reclassification	6,491	—	6,491
Amounts reclassified from accumulated other comprehensive income	(1,766)	—	(1,766)
Net other comprehensive income	4,725	—	4,725
BALANCE, September 30, 2020	$3,186	$—	$3,186

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive loss before reclassification	(919)	(1,685)	(2,604)
Amounts reclassified from accumulated other comprehensive income	(1,904)	—	(1,904)
Net other comprehensive loss	(2,823)	(1,685)	(4,508)
BALANCE, September 30, 2021	$2,619	$(1,685)	$934

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11- Business Combination

On July 23, 2021, the Bank acquired certain assets and assumed liabilities of the Sterling Bank and Trust of Southfield, Michigan ("Sterling") upon purchasing their sole branch located in Washington State. As a result of the Sterling transaction, the Bank has established a presence in Bellevue, Washington, and expanded its deposit base. Total consideration paid under the Sterling transaction consisted of $63.5 million in cash. There were no transfers of common stock or other equity instruments in connection with the transaction, and the Bank did not obtain any equity interests in Sterling.

The acquired assets and assumed liabilities were recorded in the Company's consolidated balance sheets at their estimated fair value as of the July 23, 2021, transaction date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill. The goodwill arising from the transaction consists largely of a premium paid for the deposit accounts.

In most instances, determining the estimated fair values of the acquired assets and assumed liabilities required the Bank to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at the appropriate rate of interest. Differences may arise between contractually required payments and the expected cash flows at the acquisition date due to items such as prepayments or early withdrawals, and other factors. Goodwill is expected to be fully deductible for income tax purposes as, under the terms of the transaction, the Bank purchased certain assets and assumed certain liabilities of Sterling but did not acquire any equity or other ownership interests.

The following table summarizes the fair value of consideration transferred, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction (in thousands):

	At July 23, 2021
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(In thousands)

Cash consideration transferred			$63,545

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Core deposit intangible ("CDI")	$—	$126	$126
Premises and equipment	459	—	459
Accrued interest receivable and other assets	755	—	755
Total identifiable assets acquired	1,214	126	1,340

Liabilities assumed
Deposits	$65,096	$(229)	$64,867
Accrued expenses and other liabilities	1,080	—	1,080
Total liabilities assumed	66,176	(229)	65,947
Total identifiable net liabilities assumed	(64,962)	355	(64,607)
Goodwill recognized			$1,062

CDI represents the value assigned to demand, interest checking, money market and savings accounts acquired as part of an acquisition. CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment and recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the scope and duration of the COVID-19 pandemic;
•	the effects of the COVID-19 pandemic, including on our credit quality and operations, as well as its impact on general economic conditions;
•	legislative or regulatory changes, including actions taken by governmental authorities in response to the COVID-19 pandemic;
•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;
•	a decrease in the market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can implement our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
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

General

First Northwest is a bank holding company that primarily engages in the business activity of its subsidiary, First Fed. First Fed is a community-oriented financial institution which has served customers and communities since 1923. Currently, First Fed has 12 full-service branches and two business centers serving Clallam, Jefferson, Kitsap, Whatcom, and King counties in Washington State. Our business and operating strategy is focused on building sustainable earnings through hiring experienced bankers, geographic expansion, diversifying our loan product mix, expanding our deposit product offerings that deliver value-added solutions, enhancing existing services and digital service delivery channels, and enhancing our infrastructure to support the changing needs and expectations of our customers.

We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. We continue to increase the origination of commercial real estate, multi-family real estate, acquisition/renovation, construction, and commercial business loans. More recently we have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs, in order to diversify our asset portfolio and increase interest income. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk. We also retain one- to four-family first and second lien loans in our portfolio to generate interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts, and certificates of deposit for individuals, businesses, and nonprofit organizations. Deposits are our primary source of funds for lending and investing activities. We also borrow funds, typically from the Federal Home Loan Bank of Des Moines, as a way to provide cost effective liquidity and manage interest rate risk.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, loan sales, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, and gains and losses from sales of securities.

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

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and customer acquisition expenses, professional fees, expenses related to real estate and personal property owned, and other expenses.

Impact of COVID-19 Pandemic. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As initial restrictive measures were eased during 2020 and into 2021, the U.S. economy started to recover and, with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. As of September 30, 2021, the governor of Washington removed restrictions initially set in place, allowing businesses to return to full capacity.

We recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue through the remainder of 2021, especially if new COVID-19 variant infections increase and new restrictions are mandated. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic and resulting supply chain issues have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments, all of which have been significantly impacted by the COVID-19 pandemic. At September 30, 2021, the Company’s exposure as a percent of the total loan portfolio to these industries was 3.6%, 0.1%, and 4.2%, respectively. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

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

We provided assistance to many small businesses applying for the SBA's Paycheck Protection Program ("PPP") funding. As of September 30, 2021, we processed $35.0 million of loans for 427 customers during the second round of SBA PPP funding with an average loan amount of $82,000. We processed $32.2 million of loans for 515 customers through the initial round of SBA PPP funding during 2020 with an average loan amount of $63,000. Payments by borrowers on these loans can be deferred up to sixteen months after the note date, and interest, at 1%, will continue to accrue during the deferment period. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. As of September 30, 2021, $28.2 million, or 87.5%, of the first-round loans were forgiven and $11.5 million, or 33.0%, of second-round loans were forgiven.

Critical Accounting Policies

There are no material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets. Total assets increased to $1.85 billion at September 30, 2021 from $1.65 billion at December 31, 2020.

Net loans, excluding loans held for sale, increased $203.2 million to $1.35 billion at September 30, 2021, from $1.14 billion at December 31, 2020. During the nine months ended September 30, 2021, auto and other consumer loans increased $54.0 million, as a result of $20.1 million in purchases of manufactured home loans and $49.9 million in purchases of auto loans offset by payment activity. One- to four-family residential loans decreased $15.4 million as payment of loans exceeded originations during the period. Commercial business loans decreased $8.3 million as our participation in the Northpointe Bank Mortgage Participation Program decreased to $27.5 million at September 30, 2021, from $47.3 million at December 31, 2020, partially offset by a $3.6 million increase in PPP loans, as originations exceeded forgiveness payments.

Construction and land loans increased $90.9 million, or 73.5%, to $214.5 million at September 30, 2021, from $123.6 million at December 31, 2020. Our construction loans are geographically dispersed throughout Western Washington (with one loan in Oregon). We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of this point in time, we have no reason to believe that any of the projects in process will not be completed. At September 30, 2021, acquisition-renovation loans of $53.7 million were included in the construction loan total compared to $39.3 million at December 31, 2020. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects. By investing in one- to four-family, multi-family and acquisition-renovation construction projects which increase the supply of housing in our market, we are doing our small part to address housing affordability.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,437	$55,220	$3,906	$—	$91,563
Multi-family residential	—	172,985	—	8,020	181,005
Commercial acquisition-renovation	2,938	40,770	16,638	—	60,346
Commercial real estate	4,888	45,564	2,626	—	53,078
Total commitment	$40,263	$314,539	$23,170	$8,020	$385,992

Construction Funds Disbursed
One- to four-family residential	$10,875	$30,436	$570	$—	$41,881
Multi-family residential	—	73,925	—	6,221	80,146
Commercial acquisition-renovation	2,368	35,535	15,767	—	53,670
Commercial real estate	4,102	23,978	1,794	—	29,874
Total disbursed	$17,345	$163,874	$18,131	$6,221	$205,571

Undisbursed Commitment
One- to four-family residential	$21,562	$24,784	$3,336	$—	$49,682
Multi-family residential	—	99,060	—	1,799	100,859
Commercial acquisition-renovation	570	5,235	871	—	6,676
Commercial real estate	786	21,586	832	—	23,204
Total undisbursed	$22,918	$150,665	$5,039	$1,799	$180,421

Land Funds Disbursed
One- to four-family residential	$4,138	$2,502	$358	$—	$6,998
Commercial real estate	—	1,903	—	—	1,903
Total disbursed for land	$4,138	$4,405	$358	$—	$8,901

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2020	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$15,473	$29,827	$1,477	$—	$46,777
Multi-family residential	—	117,524	—	8,020	125,544
Commercial acquisition-renovation	1,644	28,177	16,637	—	46,458
Commercial real estate	2,282	46,103	2,755	—	51,140
Total commitment	$19,399	$221,631	$20,869	$8,020	$269,919

Construction Funds Disbursed
One- to four-family residential	$7,208	$15,976	$845	$—	$24,029
Multi-family residential	—	33,217	—	—	33,217
Commercial acquisition-renovation	1,297	24,045	15,300	—	40,642
Commercial real estate	1,677	14,812	429	—	16,918
Total disbursed	$10,182	$88,050	$16,574	$—	$114,806

Undisbursed Commitment
One- to four-family residential	$8,265	$13,851	$632	$—	$22,748
Multi-family residential	—	84,307	—	8,020	92,327
Commercial acquisition-renovation	347	4,132	1,337	—	5,816
Commercial real estate	605	31,291	2,326	—	34,222
Total undisbursed	$9,217	$133,581	$4,295	$8,020	$155,113

Land Funds Disbursed
One- to four-family residential	$4,350	$2,728	$347	$53	$7,478
Commercial real estate	—	1,343	—	—	1,343
Total disbursed for land	$4,350	$4,071	$347	$53	$8,821

During the nine months ended September 30, 2021, the Company originated $281.5 million of loans, of which $175.8 million, or 62.4%, were originated in the Puget Sound region, $92.5 million, or 32.9%, in the North Olympic Peninsula, $6.7 million, or 2.4%, in other areas throughout Washington State, and $6.5 million, or 2.3%, in Oregon. The Company purchased an additional $49.9 million in auto loans and $20.1 million in manufactured home loans during the nine months ended September 30, 2021. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses increased $1.4 million, or 10.1%, to $15.2 million at September 30, 2021, from $13.9 million at December 31, 2020. The increase was due to a loan loss provision of $1.5 million, offset by net charge-offs of $104,000 for the nine-month period. The loan loss provision is made to account for growth in the loan portfolio adjusted for qualitative factors. We continue to monitor the economic impact of the COVID-19 pandemic which is reflected in the qualitative factor adjustments. The allowance for loan losses as a percentage of total loans at September 30, 2021 and December 31, 2020 was 1.1% and 1.2%, respectively.

Nonperforming loans decreased $1.1 million, or 48.0%, to $1.2 million at September 30, 2021, from $2.3 million at December 31, 2020, mainly attributable to improvements in nonperforming one- to four-family loans of $351,000, multi-family loans of $284,000, commercial real estate loans of $81,000 and auto and other consumer loans of $429,000. Nonperforming loans to total loans was 0.1% at September 30, 2021 and 0.2% at December 31, 2020. The allowance for loan losses as a percentage of nonperforming loans increased to 1,288.5% at September 30, 2021, from 609.2% at December 31, 2020.

At September 30, 2021, there were $1.9 million in restructured loans, of which $1.8 million were performing in accordance with their modified payment terms and returned to accrual status. Classified loans increased $5.2 million to $12.7 million at September 30, 2021, from $7.5 million at December 31, 2020, due to the addition of a single commercial real estate loan that was downgraded in 2021.

Net loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We stopped originating loans from one of our indirect auto loan product offerings in 2020 to reduce credit risk and future charge-off activity. We continue to monitor the program in order to prudently manage risk within the portfolio. The balance of indirect auto loans decreased to $12.6 million at September 30, 2021 from $20.5 million at December 31, 2020. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of September 30, 2021.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$294,432	$309,828	$(15,396)	(5.0)%
Multi-family	177,560	162,467	15,093	9.3
Commercial real estate	353,356	296,574	56,782	19.1
Construction and land	214,472	123,627	90,845	73.5
Total real estate loans	1,039,820	892,496	147,324	16.5

Consumer:
Home equity	38,881	33,103	5,778	17.5
Auto and other consumer	182,238	128,233	54,005	42.1
Total consumer loans	221,119	161,336	59,783	37.1

Commercial business loans	91,939	100,201	(8,262)	(8.2)

Total loans	1,352,878	1,154,033	198,845	17.2
Less:
Net deferred loan fees	5,274	4,346	928	21.4
Premium on purchased loans, net	(12,765)	(6,129)	(6,636)	108.3
Allowance for loan losses	15,243	13,847	1,396	10.1
Loans receivable, net	$1,345,126	$1,141,969	$203,157	17.8

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	September 30, 2021	December 31, 2020	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$561	$912	$(351)	(38.5)%
Multi-family	—	284	(284)	(100.0)
Commercial real estate	76	157	(81)	(51.6)
Construction and land	24	26	(2)	(7.7)
Total real estate loans	661	1,379	(718)	(52.1)

Consumer loans:
Home equity	130	73	57	78.1
Auto and other consumer	392	821	(429)	(52.3)
Total consumer loans	522	894	(372)	(41.6)

Commercial business	—	—	—	100.0

Total nonperforming loans	1,183	2,273	(1,090)	(48.0)

Real estate owned:
Land	—	2	(2)	(100.0)
Total real estate owned	—	2	(2)	(100.0)

Repossessed assets	—	—	—	100.0

Total nonperforming assets	$1,183	$2,275	$(1,092)	(48.0)

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%	(0.1)%	(50.0)

Investment securities decreased $38.4 million, or 10.5%, to $325.9 million at September 30, 2021, from $364.3 million at December 31, 2020, due to the sale of securities, normal payments and prepayment activity offset by purchases. Other investment securities, including municipal bonds and other asset-backed securities, were $195.0 million at September 30, 2021, or 59.8% of the total investment securities portfolio, a decrease of $80.0 million from $275.0 million at December 31, 2020. Mortgage-backed securities totaled $130.9 million at September 30, 2021, or 40.2% of the investment securities portfolio, an increase during the year of $41.6 million, or 46.6%, from $89.3 million at December 31, 2020. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 5.8 years as of September 30, 2021, and 7.3 years as of December 31, 2020, and had an estimated average repricing term of 5.6 years as of September 30, 2021, and 5.0 years as of December 31, 2020, based on the interest rate environment at those times.

The investment portfolio was composed of 42.0% in amortizing securities at September 30, 2021 and 48.0% at December 31, 2020. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields, reduce LIBOR risk, and manage duration in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.66 billion at September 30, 2021, from $1.47 billion at December 31, 2020, primarily due to an increase in deposits of $189.4 million and the issuance of subordinated debt of $40.0 million in March 2021.

Deposit balances increased 14.2%, to $1.52 billion at September 30, 2021, from $1.33 billion at December 31, 2020. There was a $144.5 million increase in money market accounts, a $79.5 million increase in demand deposit accounts, and a $29.0 million increase in savings accounts during the period, while the balance of certificates of deposits decreased $63.7 million. The increase in deposits is in large part due to organic growth, deposits added through the purchase of the Bellevue branch, the Federal government's continued response to the pandemic including stimulus payments, and deposits of additional PPP and MSLP funding. We strategically increased noninterest-bearing and other core deposits, while reducing the level of certificates of deposits, to manage overall funding costs. In addition to collecting customer deposits, we utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and manage interest rate risk. At September 30, 2021, we had $55.1 million in brokered CDs included in the $245.0 million balance of certificates of deposit compared to $89.6 million in brokered CDs at December 31, 2020.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds of the offering for general corporate purposes and provided $20.0 million to the Bank as Tier 1 capital.

Equity. Total shareholders' equity increased $1.4 million to $187.8 million for the nine months ended September 30, 2021. The Company recorded year-to-date net income of $10.2 million. The increase due to year-to-date net income was partially offset by $4.9 million in repurchases of shares of common stock, an after-tax decrease in unrealized gain on available-for-sale investments of $2.8 million, a $1.7 million adjustment in other comprehensive income reflecting the recognition of prior service cost related to the transfer out of participation in a multiemployer pension plan into a single employer plan, and a $1.9 million decrease related to realized gains on securities sold.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

General. Net income increased $503,000, or 13.7%, to $4.2 million for the three months ended September 30, 2021, compared to net income of $3.7 million for the three months ended September 30, 2020, due to an increase in net interest income after provision for loan losses compared to the same period in 2020 and a modest increase in noninterest income, partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $3.6 million to $15.4 million for the three months ended September 30, 2021, from $11.8 million for the three months ended September 30, 2020. This increase was mainly the result of an increase in average earning assets of $301.7 million. The yield on average interest-earning assets increased 9 basis points to 3.91% for the three months ended September 30, 2021, compared to 3.82% for the same period in the prior year due to an increase in loan fee recognition and investment securities rates.

The average cost of interest-bearing liabilities decreased to 0.45% for the three months ended September 30, 2021, compared to 0.60% for the same period last year, due primarily to a decrease in rates on interest-bearing deposits of 27 basis points combined with an increase in borrowing volume of $29.6 million and higher borrowing rates due to the issuance of subordinated debt. Total cost of funds decreased 15 basis points to 36 basis points for the three months ended September 30, 2020, from 51 basis points for the same period in 2020. The net interest margin increased 22 basis points to 3.58% for the three months ended September 30, 2021, from 3.36% for the same period in 2020.

Interest Income. Total interest income increased $3.4 million, or 25.5%, to $16.8 million for the three months ended September 30, 2021, from $13.4 million for the comparable period in 2020, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $3.5 million, to $14.6 million for the three months ended September 30, 2021, from $11.1 million for the three months ended September 30, 2020, related to an increase in the average balance of net loans receivable of $296.3 million compared to the prior year, along with recognition of deferred fee income from PPP and Main Street Lending Program ("MSLP") loan payoffs. Average loan yields increased 2 basis points to 4.47% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,294,877	4.47%	$998,586	4.45%	$3,484
Investment securities	230,158	2.45	267,911	2.39	(180)
Mortgage-backed securities	134,856	2.10	110,863	2.04	150
FHLB stock	4,061	4.01	4,028	9.63	(56)
Interest-bearing deposits in banks	38,810	0.18	19,702	0.18	9
Total interest-earning assets	$1,702,762	3.91%	$1,401,090	3.82%	$3,407

Interest Expense. Total interest expense decreased $184,000, or 11.4%, to $1.4 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020, due to a decrease in interest expense on deposits of $555,000 resulting from a 27 basis point decrease in the average cost of interest-bearing deposits, offset by interest expense on subordinated debt issued in 2021 of $390,000. The average balance of interest-bearing deposits increased $170.1 million, or 16.9%, to $1.18 billion for the three months ended September 30, 2021, from $1.01 billion for the three months ended September 30, 2020, as we grew deposits in new and existing market areas. Additionally, the purchase of the Bellevue branch added $55.3 million in average deposit balances, mainly in money market and CD accounts.

During the three months ended September 30, 2021, interest expense decreased due to a decrease in the average balances on savings accounts of $14.2 million and certificates of deposit of $61.9 million, respectively, coupled with decreases in the average rate paid of 34 and 28 basis points, respectively, compared to the three months ended September 30, 2020. During the same period, the average balances of money market and demand deposit accounts increased $181.5 million and $36.3 million, respectively. The average cost of interest-bearing deposit products decreased to 0.29% for the three months ended September 30, 2021, from 0.56% for the three months ended September 30, 2020, due in large part to the expiration of promotional rates and a shift in balances to lower-yielding demand deposit accounts. Borrowing costs increased due to the subordinated debt issued in March 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$188,664	0.06%	$174,475	0.40%	$(148)
Transaction accounts	180,162	0.02	143,890	0.01	6
Money market accounts	552,811	0.21	371,335	0.39	(71)
Certificates of deposit	257,459	0.80	319,341	1.08	(342)
FHLB advances	51,613	1.43	61,244	1.34	(19)
Subordinated debt	39,249	3.94	—	—	390
Total interest-bearing liabilities	$1,269,958	0.45%	$1,070,285	0.60%	$(184)

Provision for Loan Losses. The provision for loan losses was $700,000 for the three months ended September 30, 2021, primarily due to growth in the loan portfolio, and was $1.4 million for the three months ended September 30, 2020, which was elevated due to the uncertainty in economic conditions created by the COVID-19 pandemic and growth in the loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$700	$1,350
Net charge-offs	(45)	(452)
Allowance for loan losses	15,243	13,007
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.2%
Total nonaccrual loans	1,183	3,098
Allowance for loan losses as a percentage of nonaccrual loans at period end	1288.5%	419.9%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.3%
Total loans	$1,352,878	$1,072,856

Noninterest Income. Noninterest income decreased $495,000, or 10.4%, to $4.3 million for the three months ended September 30, 2021, from $4.8 million for the three months ended September 30, 2020, mainly due to a decrease in gain on sale of mortgage loans of $1.1 million due to less saleable inventory and a decrease in loan refinancing activity. Gain on sale of investments was $1.3 million for the third quarter of 2021, compared to gain on sale of investments of $969,000 for the same period in 2020. Servicing fee income on sold loans increased $667,000 due to an increase to record the servicing right value as well as an adjustment to recognize servicing fee income on MSLP loans.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,015	$868	$147	16.9%
Sold loan servicing fees, net of amortization	815	148	667	450.7
Net gain on sale of loans	663	1,725	(1,062)	(61.6)
Net gain on sale of investment securities	1,286	969	317	32.7
Increase in cash surrender value of bank-owned life insurance	241	622	(381)	(61.3)
Other income	266	449	(183)	(40.8)
Total noninterest income	$4,286	$4,781	$(495)	(10.4)%

Noninterest Expense. Noninterest expense increased $3.9 million, or 38.2%, to $13.9 million for the three months ended September 30, 2021, compared to $10.1 million for the three months ended September 30, 2020, primarily as a result of an increase in compensation and benefits as we added employees to manage the company and staff new digital and fintech endeavors and generate additional revenue. Compensation and benefits was also higher due to a $620,000 increase in incentive accrual and $226,000 in commissions paid on increased mortgage and commercial loan production.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,713	$6,070	$2,643	43.5%
Data processing	826	640	186	29.1
Occupancy and equipment	1,848	1,367	481	35.2
Supplies, postage, and telephone	279	254	25	9.8
Regulatory assessments and state taxes	335	262	73	27.9
Advertising	547	285	262	91.9
Professional fees	422	361	61	16.9
FDIC insurance premium	134	86	48	55.8
Other expense	830	756	74	9.8
Total	$13,934	$10,081	$3,853	38.2%

Provision for Income Tax. An income tax expense of $946,000 was recorded for the three months ended September 30, 2021, compared to $1.4 million for the three months ended September 30, 2020. There was a period-over-period increase in income before taxes of $107,000; however, the expense recorded for the three months ended September 30, 2020, included a BOLI restructure related penalty, resulting in a higher expense for the third quarter of 2020. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020

General. Net income increased $3.8 million, or 57.8%, to $10.3 million for the nine months ended September 30, 2021, compared to net income of $6.5 million for the nine months ended September 30, 2020, due to an increase in net interest income after provision for loan losses compared to the same period in 2020 offset by an increase in noninterest expense.

Net Interest Income. Net interest income increased $11.2 million to $42.5 million for the nine months ended September 30, 2021, from $31.3 million for the nine months ended September 30, 2020. This increase was mainly the result of an increase in average earning assets of $325.8 million. The yield on average interest-earning assets decreased 4 basis points to 3.81% for the nine months ended September 30, 2021, compared to 3.85% for the same period in the prior year due to a decrease in reinvestment loan and investment securities rates.

The average cost of interest-bearing liabilities decreased to 0.44% for the nine months ended September 30, 2021, compared to 0.85% for the same period last year, due primarily to a decrease in rates on interest-bearing deposits of 49 basis points offset by an increase in borrowing rates of 70 basis points related to the issuance of subordinated debt. Total cost of funds decreased 37 basis points to 35 basis points for the nine months ended September 30, 2021, from 73 basis points for the same period in 2020. The net interest margin increased 28 basis points to 3.48% for the nine months ended September 30, 2021, from 3.20% for the same period in 2020.

Interest Income. Total interest income increased $8.8 million, or 23.2%, to $46.5 million for the nine months ended September 30, 2021, from $37.7 million for the comparable period in 2020, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $8.8 million, to $40.0 million for the nine months ended September 30, 2021, from $31.2 million for the nine months ended September 30, 2020, related to an increase in the average balance of net loans receivable of $275.9 million compared to the prior year and the recognition of deferred fee income on PPP and MSLP loan payoffs. Average loan yields decreased 3 basis points to 4.42% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,209,710	4.42%	$933,843	4.45%	$8,819
Investment securities	259,630	2.30	210,571	2.53	485
Mortgage-backed securities	116,833	2.09	135,925	2.22	(441)
FHLB stock	3,982	4.43	4,390	6.04	(67)
Interest-bearing deposits in banks	41,024	0.15	20,637	0.55	(39)
Total interest-earning assets	$1,631,179	3.81%	$1,305,366	3.85%	$8,757

Interest Expense. Total interest expense decreased $2.5 million, or 38.1%, to $4.0 million for the nine months ended September 30, 2021, compared to $6.4 million for the nine months ended September 30, 2020, due to a decrease in interest expense on deposits of $3.0 million resulting from a 49 basis point decrease in the average cost of interest-bearing deposits, offset by an increase in borrowing costs of $529,000 related to the subordinated debt issued in 2021. The average balance of interest-bearing deposits increased $203.2 million, or 21.8%, to $1.14 billion for the nine months ended September 30, 2021, from $932.0 million for the nine months ended September 30, 2020, as we grew deposits in new and existing market areas as well as purchasing the Bellevue branch.

During the nine months ended September 30, 2021, interest expense decreased on savings accounts, certificates of deposit and transaction accounts due to decreases in the average balances of $11.5 million, $51.5 million and $43.2 million, respectively, along with decreases in the average rates paid of 54 basis points, 69 basis points and 1 basis point, respectively, compared to the nine months ended September 30, 2020. During the same period, the average balance of money market accounts increased $200.0 million and the average rate paid decreased 26 basis points. The average cost of interest-bearing deposit products decreased to 0.31% for the nine months ended September 30, 2021, from 0.80% for the nine months ended September 30, 2020, due in large part to the expiration of promotional rates and a shift in balances to transaction accounts. Borrowing costs increased due to the issuance of subordinated debt in March 2021, partially offset by a decrease in the average balance and cost of FHLB advances compared to the same period in 2020.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Savings accounts	$182,604	0.07%	$171,085	0.61%	$(683)
Transaction accounts	170,482	0.02	127,333	0.03	—
Money market accounts	505,379	0.23	305,373	0.49	(266)
Certificates of deposit	276,748	0.79	328,197	1.48	(2,026)
FHLB advances	52,975	1.41	70,763	1.58	(280)
Subordinated debt	27,371	3.95	—	—	809
Total interest-bearing liabilities	$1,215,559	0.44%	$1,002,751	0.85%	$(2,446)

Provision for Loan Losses. The provision for loan losses was $1.5 million for the nine months ended September 30, 2021, primarily due to growth in the loan portfolio, and was $4.1 million for the nine months ended September 30, 2020, due to the uncertainty in economic conditions created by the COVID-19 pandemic as well as growth in the loan portfolio.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$1,500	$4,116
Net charge-offs	(104)	(737)
Allowance for loan losses	15,243	13,007
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.2%
Total nonaccrual loans	1,183	3,098
Allowance for loan losses as a percentage of nonaccrual loans at period end	1288.5%	419.9%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.3%
Total loans	$1,352,878	$1,072,856

Noninterest Income. Noninterest income decreased $346,000, or 3.1%, to $10.9 million for the nine months ended September 30, 2021, from $11.2 million for the nine months ended September 30, 2020. Servicing fee income on sold loans increased $624,000 due to the recognition of the servicing right value and servicing fee income on MSLP loans and $218,000 related to mortgage servicing fee income, other fintech-related investments increased $370,000, and interchange fee income on deposit accounts increased $326,000. These increases were offset by a decline in gain on sales of loans of $1.2 million over the same period in 2020. The cash surrender value of bank-owned life insurance (BOLI) decreased $850,000 due to a BOLI restructure that occurred during the nine months ended September 30, 2020, which resulted in the recognition of additional market gains in 2020.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,853	$2,514	$339	13.5%
Sold loan servicing fees, net of amortization	858	(9)	867	(9,633.3)
Net gain on sale of loans	2,921	4,109	(1,188)	(28.9)
Net gain on sale of investment securities	2,410	2,235	175	7.8
Increase in cash surrender value of bank-owned life insurance	727	1,577	(850)	(53.9)
Other income	1,093	782	311	39.8
Total noninterest income	$10,862	$11,208	$(346)	(3.1)%

Noninterest Expense. Noninterest expense increased $10.0 million, or 33.6%, to $39.7 million for the nine months ended September 30, 2021, compared to $29.8 million for the nine months ended September 30, 2020, primarily as a result of an increase in compensation and benefits as we added staff to manage the company and generate additional revenue. Compensation and benefits was also higher due to a $898,000 increase in commissions paid on increased mortgage and commercial loan production, a $748,000 increase in incentive accrual, and a $500,000 increase related to equity awarded to the principal owners of POM as part of the Quin joint venture agreement. Costs related to software increased $898,000 as we implemented more robust systems to support digital initiatives and Company growth. Increases in advertising and professional fees were related to the purchase of the Bellevue branch, Quin Ventures expenditures, the relocation of our Fairhaven branch, and the opening of the Ferndale branch. The increase in FDIC insurance over the prior year was due to a combination of a small bank assessment credit issued in September 2019 that resulted in no FDIC insurance payment during the first quarter of 2020 and an increase in average assets which resulted in a higher assessment base.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$24,567	$17,397	$7,170	41.2%
Data processing	2,291	2,099	192	9.1
Occupancy and equipment	5,274	4,063	1,211	29.8
Supplies, postage, and telephone	876	749	127	17.0
Regulatory assessments and state taxes	897	659	238	36.1
Advertising	1,484	934	550	58.9
Professional fees	1,588	1,115	473	42.4
FDIC insurance premium	450	156	294	188.5
FHLB prepayment penalty	—	210	(210)	(100.0)
Other expense	2,308	2,363	(55)	(2.3)
Total	$39,735	$29,745	$9,990	33.6%

Provision for Income Tax. An income tax expense of $2.1 million was recorded for the nine months ended September 30, 2021, compared to $2.1 million for the nine months ended September 30, 2020. There was a year-over-year increase in income before taxes of $3.5 million; however, the expense recorded for the nine months ended September 30, 2020, included a penalty, resulting in a similar expense for both periods. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2021 and 2020. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2021			2020
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate

Interest-earning assets:
Loans receivable, net (1)	$1,294,877	$14,581	4.47%	$998,586	$11,097	4.45%
Investment securities	230,158	1,423	2.45	267,911	1,603	2.39
Mortgage-backed securities	134,856	715	2.10	110,863	565	2.04
FHLB dividends	4,061	41	4.01	4,028	97	9.63
Interest-bearing deposits in banks	38,810	18	0.18	19,702	9	0.18
Total interest-earning assets (2)	1,702,762	16,778	3.91	1,401,090	13,371	3.82
Noninterest-earning assets	107,781			87,633
Total average assets	$1,810,543			$1,488,723

Interest-bearing liabilities:
Interest-bearing demand deposits	$180,162	$11	0.02	$143,890	$5	0.01
Money market accounts	552,811	291	0.21	371,335	362	0.39
Savings accounts	188,664	28	0.06	174,475	176	0.40
Certificates of deposit	257,459	520	0.80	319,341	862	1.08
Total deposits	1,179,096	850	0.29	1,009,041	1,405	0.56
FHLB borrowings	51,613	186	1.43	61,244	205	1.34
Subordinated debt	39,249	390	3.94	—	—	—
Total interest-bearing liabilities	1,269,958	1,426	0.45	1,070,285	1,610	0.60
Noninterest-bearing liabilities	349,821			239,551
Average equity	190,764			178,887
Total interest-bearing liabilities	$1,810,543			$1,488,723

Net interest income		$15,352			$11,761
Net interest rate spread			3.46			3.22
Net earning assets	$432,804			$330,805
Net interest margin (3)			3.58			3.36
Average interest-earning assets to average interest-bearing liabilities	134.1%			130.9%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-bearing deposits (cash) at other financial institutions.

(3) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,209,710	$39,988	4.42%	$933,843	$31,169	4.45%
Investment securities	259,630	4,473	2.30	210,571	3,988	2.53
Mortgage-backed securities	116,833	1,823	2.09	135,925	2,264	2.22
FHLB dividends	3,982	132	4.43	4,390	199	6.04
Interest-bearing deposits in banks	41,024	46	0.15	20,637	85	0.55
Total interest-earning assets (2)	1,631,179	46,462	3.81	1,305,366	37,705	3.85
Noninterest-earning assets	100,662			87,670
Total average assets	$1,731,841			$1,393,036

Interest-bearing liabilities:
Interest-bearing demand deposits	$170,482	$28	0.02	$127,333	$28	0.03
Money market accounts	505,379	852	0.23	305,373	1,118	0.49
Savings accounts	182,604	102	0.07	171,085	785	0.61
Certificates of deposit	276,748	1,627	0.79	328,197	3,653	1.48
Total deposits	1,135,213	2,609	0.31	931,988	5,584	0.80
FHLB borrowings	52,975	560	1.41	70,763	840	1.58
Subordinated debt	27,371	809	3.95	—	—	—
Total interest-bearing liabilities	1,215,559	3,978	0.44	1,002,751	6,424	0.85
Noninterest-bearing liabilities	328,569			213,441
Average equity	187,713			176,844
Total interest-bearing liabilities	$1,731,841			$1,393,036

Net interest income		$42,484			$31,281
Net interest rate spread			3.37			3.00
Net earning assets	$415,620			$302,615
Net interest margin (3)			3.48			3.20
Average interest-earning assets to average interest-bearing liabilities	134.2%			130.2%

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

	Three Months Ended			Nine Months Ended
	September 30, 2021 vs. 2020			September 30, 2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest earning assets:
Loans receivable, net	$3,371	$113	$3,484	$9,136	$(317)	$8,819
Investments	(96)	66	(30)	601	(557)	44
FHLB stock	1	(57)	(56)	(19)	(48)	(67)
Other(1)	9	—	9	84	(123)	(39)
Total interest-earning assets	$3,285	$122	$3,407	$9,802	$(1,045)	$8,757

Interest-bearing liabilities:
Interest-bearing demand deposits	$1	$5	$6	$9	$(9)	$—
Money market accounts	179	(250)	(71)	728	(994)	(266)
Savings accounts	15	(163)	(148)	52	(735)	(683)
Certificates of deposit	(165)	(177)	(342)	(576)	(1,450)	(2,026)
FHLB advances	(32)	13	(19)	(212)	(68)	(280)
Subordinated debt	—	390	390	—	809	809
Total interest-bearing liabilities	$(2)	$(182)	$(184)	$1	$(2,447)	$(2,446)

Net change in interest income	$3,287	$304	$3,591	$9,801	$1,402	$11,203

(1) Includes interest-bearing deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2021 and the year ended December 31, 2020, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2021, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$156,988	$73,984	$14,108	$—	$245,080
FHLB advances	10,000	30,000	20,000	—	60,000
Subordinated debt obligation	—	—	—	39,261	39,261
Operating leases	810	1,721	1,832	5,049	9,412
Borrower taxes and insurance	2,118	—	—	—	2,118
Deferred compensation	159	463	79	512	1,213
Total contractual obligations	$170,075	$106,168	$36,019	$44,822	$357,084

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2021:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$2,914	$—	$—	$—	$2,914
Variable-rate	100	—	—	—	100
Unfunded commitments under lines of credit or existing loans	73,120	54,281	9,905	118,826	256,132
Standby letters of credit	212	—	—	—	212
Total commitments	$76,346	$54,281	$9,905	$118,826	$259,358

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2021, cash and cash equivalents totaled $76.1 million, and unpledged securities classified as available-for-sale with a market value of $200.0 million provided additional sources of liquidity. We pledged collateral to support borrowings from the FHLB of $446.8 million and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $23.5 million were pledged as of September 30, 2021.

At September 30, 2021, we had $3.0 million in loan commitments outstanding and $256.3 million in undisbursed loans and standby letters of credit, including $180.4 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of September 30, 2021 totaled $157.0 million, or 64.1% of certificates of deposit with a weighted-average rate of 0.67%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates have recently declined. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2021, the Company, on an unconsolidated basis, had liquid assets of $16.6 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, and payments on subordinated notes held at the Company level. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures, Inc. under a capital financing agreement and related promissory note.

Capital Resources

At September 30, 2021, shareholders' equity totaled $187.8 million, or 10.2% of total assets. Our book value per share of common stock was $18.65 at September 30, 2021, compared to $18.19 at December 31, 2020.

At September 30, 2021, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2021.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$191,064	10.6%	$71,903	4.0%	$89,878	5.0%
Common equity tier I (to risk-weighted assets)	191,064	13.4	64,412	4.5	93,040	6.5
Tier I risk-based capital (to risk-weighted assets)	191,064	13.4	85,883	6.0	114,511	8.0
Total risk-based capital (to risk-weighted assets)	206,675	14.4	114,511	8.0	143,138	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic continues to evolve, as do federal, state and local efforts to address it. Both the direct effects of the pandemic and the resulting United States governmental responses are of an unprecedented scope as it impacts both the health and the economy of our country and the world at large. No one can predict the extent or duration of the pandemic, or its effect on the markets that we serve. Further, the ongoing efforts and impact of the government in mitigating the health and the economic effects of the pandemic cannot currently be predicted, whether on our business or as to the economy as a whole. The pandemic has thus far resulted in significant volatility in international and United States markets, which could adversely affect the market price of our stock. To date, the pandemic has resulted in significant business disruption and volatility in the international and domestic markets, which has adversely affected the market price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2021 - July 31, 2021	50,226	$17.83	41,512	812,376
August 1, 2021 - August 31, 2021	3,233	18.77	2,629	809,747
September 1, 2021 - September 30, 2021	95,628	17.84	93,812	715,935
Total	149,087	$17.85	137,953

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 8,714 shares, 604 shares, and 1,816 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of September 30, 2021, a total of 307,485 shares, or 30.0% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $16.85 per share, leaving 715,935 shares available for future purchases.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 12, 2021	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)