Form 10-K
period 2021-12-31
First Northwest Bancorp
filed 2022-03-18
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At March 10, 2022, the registrant had 10,006,022 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2021, was $170,874,610.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP

2021 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2021 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the effects of the COVID-19 pandemic, including on our credit quality and operations, as well as its impact on general economic conditions;
•	legislative or regulatory changes, including actions taken by governmental authorities in response to inflationary pressures, the COVID-19 pandemic, and climate change;
•

the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio, particularly with respect to borrowers affected by the COVID-19 pandemic, natural disasters, or climate change;

•	a decrease in the market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can implement our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
•

our ability to successfully execute on acquisition strategies and integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related cost savings within expected time frames;

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

Further, statements about the potential effects of the COVID-19 pandemic on the Bank’s businesses and financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Bank’s control, including the direct and indirect impact of the ongoing pandemic on the Bank, its customers and third parties. These developments could have an adverse impact on our financial position and our results of operations.

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

PART I

Item 1. Business

General

First Northwest Bancorp, a Washington corporation, is the bank holding company for First Fed Bank. In addition to the Bank, the Company has a controlling interest in Quin Ventures, Inc., which operates a digital financial wellness platform nationwide.

At December 31, 2021, the Company had total assets of $1.92 billion, net loans of $1.35 billion, total deposits of $1.58 billion, and total shareholders' equity of $190.5 million. The Company's business activities are generally limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures. The Company also entered into partnerships to strategically invest into fintech-related businesses, which may result in the development of additional investment opportunities. Aside from these investments, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Fed.

First Northwest is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). First Fed is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks ("DFI") and by the Federal Deposit Insurance Corporation ("FDIC"). First Fed is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

First Fed Bank is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, King, Kitsap, and Whatcom counties. We have twelve full-service branches and two business centers.

We offer a wide range of products and services focused on the financial needs of the communities we serve. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and more recently have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We operate through twelve full-service branch offices and two business centers located in Washington State. We have five branches in Clallam County, one in Jefferson County, one in King County, two in Kitsap County, and three in Whatcom County. We have one business center located in King County and one in Whatcom County. All population and income data below is derived from the U.S. Census Bureau website.

Clallam County has a population of approximately 77,331 and estimated median family income of $57,126. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 4.5% at December 31, 2021, compared to 7.8% at December 31, 2020. By comparison, the unemployment rate for the state of Washington was 4.5%, and the national average was 3.9% at December 31, 2021.

Jefferson County has a population of approximately 31,729 and estimated median family income of $54,471. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 4.1% at December 31, 2021, compared to 7.4% at December 31, 2020.

Kitsap County has a population of approximately 271,473 and estimated median family income of $79,624. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Harrison Medical Center, Walmart, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 3.3% at December 31, 2021, compared to 6.0% at December 31, 2020.

Whatcom County has a population of approximately 229,247 and estimated median family income of $69,372. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 4.0% at December 31, 2021, compared to 7.0% at December 31, 2020.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $102,594. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, Starbucks, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.2% at December 31, 2021, compared to 4.3% at December 31, 2020.

As a part of our business plan, we intend to extend our operations throughout the Puget Sound Region and beyond. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.3 million, or 29.5% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area as a well-developed urban center. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Mount Vernon (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Corporation and Microsoft, two major industry leaders, and since the turn of the century, Amazon.com. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile and the presence of the University of Washington and other universities, the region's workforce is highly educated. Washington's geographic proximity to the Pacific Rim along with a deep-water port makes it a center for international trade, which contributes significantly to the regional economy. The local ports make Washington the ninth largest exporting state in the nation. The top five trading partners with Washington include China, Canada, Japan, Mexico and South Korea. Tourism has also developed into a major industry, due to the scenic beauty, temperate climate, and incredible food and culture. Maritime industry employment, supported by the trade and fishing industries, is also an important employment sector.

For a discussion regarding the competition in our primary market area, see "Competition."

Lending Activities

General. First Fed’s principal lending activities are concentrated in real estate secured loans with first lien one- to four-family mortgage, commercial, and multi-family loans. First Fed also makes construction and land loans (including lot loans and multi-family acquisition-renovation loans), commercial business loans, and consumer loans, consisting primarily of automobile loans, manufactured home loans, and home-equity loans and lines of credit.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$294,965	21.7%	$309,828	26.8%
Multi-family	172,409	12.7	162,467	14.1
Commercial real estate	363,299	26.8	296,574	25.7
Construction and land	224,709	16.5	123,627	10.7
Total real estate loans	1,055,382	77.7	892,496	77.3

Consumer:
Home equity	39,172	2.9	33,103	2.9
Auto and other consumer	182,769	13.5	128,233	11.1
Total consumer loans	221,941	16.4	161,336	14.0

Commercial business loans	79,838	5.9	100,201	8.7

Total loans	1,357,161	100.0%	1,154,033	100.0%

Less:
Net deferred loan fees	4,772		4,346
Premium on purchased loans, net	(12,995)		(6,129)
Allowance for loan losses	15,124		13,847
Total loans, net	$1,350,260		$1,141,969

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate:
One- to four-family	$203,746	15.0%	$202,399	17.5%
Multi-family	65,331	4.8	77,788	6.7
Commercial real estate	127,522	9.4	118,610	10.3
Construction and land	73,104	5.4	38,732	3.4
Total real estate loans	469,703	34.6	437,529	37.9
Consumer:
Home equity	18,910	1.4	18,479	1.6
Auto and other consumer	182,412	13.4	127,813	11.1
Total consumer loans	201,322	14.8	146,292	12.7
Commercial business loans	52,406	3.9	89,126	7.7
Total fixed-rate loans	723,431	53.3	672,947	58.3

Adjustable-rate loans:
Real estate:
One- to four-family	91,219	6.7	107,429	9.3
Multi-family	107,078	7.9	84,679	7.3
Commercial real estate	235,777	17.4	177,964	15.4
Construction and land	151,605	11.2	84,895	7.4
Total real estate loans	585,679	43.2	454,967	39.4
Consumer:
Home equity	20,262	1.5	14,624	1.3
Auto and other consumer	357	—	420	—
Total consumer loans	20,619	1.5	15,044	1.3
Commercial business loans	27,432	2.0	11,075	1.0
Total adjustable-rate loans	633,730	46.7	481,086	41.7

Total loans	1,357,161	100.0%	1,154,033	100.0%
Less:
Net deferred loan fees	4,772		4,346
Premium on purchased loans, net	(12,995)		(6,129)
Allowance for loan losses	15,124		13,847
Total loans, net	$1,350,260		$1,141,969

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2021. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2022 that have fixed interest rates is $691.4 million, while the total amount of loans due after such date that have adjustable interest rates is $556.9 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Fifteen Years		Beyond Fifteen Years		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$15	4.87%	$165	4.22%	$4,695	3.58%	$38,598	3.71%	$251,492	3.70%	$294,965	3.70%
Multi-family	—	—	16,832	4.01	20,618	3.82	118,035	3.65	16,924	4.51	172,409	3.79
Commercial real estate	10,866	4.29	19,081	4.21	48,399	3.95	284,583	3.91	370	5.33	363,299	3.94
Construction and land	58,428	5.00	36,851	4.26	24,831	4.42	72,458	4.26	32,141	3.70	224,709	4.40
Consumer:
Home equity	358	4.12	175	5.07	332	5.02	23,568	3.98	14,739	4.28	39,172	4.11
Auto and other consumer	723	9.08	5,715	6.88	12,531	7.35	106,865	7.01	56,935	5.95	182,769	6.71

Commercial business loans	38,517	4.39	2,044	4.73	24,878	2.10	14,399	5.47	—	—	79,838	3.64

Total loans	$108,907	4.84%	$80,863	4.40%	$136,284	3.98%	$658,506	4.43%	$372,601	4.10%	$1,357,161	4.32%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans

The following table shows at December 31, 2021 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$100,084	34.0%	$157,767	53.5%	$5,731	1.9%	$263,582	89.4%	$31,383	10.6%	$294,965	21.7%
Multi-family	4,907	2.8	131,919	76.6	22,463	13.0	159,289	92.4	13,120	7.6	172,409	12.7
Commercial real estate	59,817	16.5	273,700	75.3	20,937	5.8	354,454	97.6	8,845	2.4	363,299	26.8
Construction and land	17,983	8.0	175,872	78.2	21,713	9.7	215,568	95.9	9,141	4.1	224,709	16.5
Total real estate loans	182,791	17.3	739,258	70.1	70,844	6.7	992,893	94.1	62,489	5.9	1,055,382	77.7

Consumer loans:
Home equity	29,930	76.4	8,802	22.5	440	1.1	39,172	100.0	—	—	39,172	2.9
Auto and other consumer	8,335	4.6	12,631	6.9	2,275	1.2	23,241	12.7	159,528	87.3	182,769	13.5
Total consumer loans	38,265	17.2	21,433	9.7	2,715	1.2	62,413	28.1	159,528	71.9	221,941	16.4

Commercial business loans	20,166	25.3	22,751	28.5	171	0.2	43,088	54.0	36,750	46.0	79,838	5.9

Total loans	$241,222	17.8%	$783,442	57.7%	$73,730	5.4%	$1,098,394	80.9%	$258,767	19.1%	$1,357,161	100.0%

____________

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(3) Includes loans located primarily in California, Oregon, and Florida.

One- to Four-Family Real Estate Lending. At December 31, 2021, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $295.0 million, or 21.7%, of our total loan portfolio, including $31.4 million, or 10.6%, of loans secured by properties outside the state of Washington, primarily purchased loans in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") or Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

Fixed-rate residential mortgages are offered with repayment terms between 10 and 30 years, priced from Freddie Mac posted daily pricing indications adjusted for economic and competitive considerations. Adjustable-rate residential mortgage products with similar amortization terms are also offered, with an interest rate that is typically fixed for an initial period ranging from one to seven years with annual adjustments thereafter. Future interest rate adjustments include periodic caps of no more than 2% and lifetime caps of 5% to 6% above the initial interest rate, with no borrower prepayment restrictions.

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2021, the average interest rate on our adjustable-rate mortgage loans was approximately 30 basis points over the fully indexed rate. As of December 31, 2021, we had $91.2 million, or 6.7%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

In connection with rules and regulations issued by the Consumer Financial Protection Bureau ("CFPB"), we are required to make a reasonable, good-faith determination before or when we consummate a mortgage loan that the borrower has a reasonable ability to repay the loan, and in some cases involving qualified mortgages, we are presumed to have complied with this requirement. We believe that mortgage loans originated by the bank meet these standards.

First Fed does not actively engage in subprime mortgage lending, either through advertising, marketing, underwriting and/or risk selection, and has no established program to originate or purchase subprime mortgage loans.

Commercial and Multi-Family Real Estate Lending. At December 31, 2021, $363.3 million, or 26.8%, and $172.4 million, or 12.7%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2021, we have identified $90.4 million, or 16.9%, of our commercial real estate portfolio as owner-occupied commercial real estate and $445.3 million, 83.1%, is secured by income producing, or non-owner-occupied, commercial and multi-family real estate. Substantially all of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

Commercial and multi-family real estate loans are generally priced at a higher rate of interest than one- to four-family residential loans, to compensate for the greater risk associated with higher loan balances and the complexity of underwriting and monitoring these loans. Repayment on loans secured by commercial or multi-family properties is dependent on successful management by the property owner to create sufficient net operating income to meet debt service requirements. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, to provide us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2021, we had $235.8 million in adjustable-rate commercial real estate loans and $107.1 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include the U.S. Constant Maturity Treasury Rate, The Wall Street Journal prime rate, or a similar term FHLB borrowing rate.

During 2019, the Bank moved away from the London Interbank Offered Rate ("LIBOR") as a market index in anticipation of its complete sunset in 2023 and in order to mitigate the transition of existing loans tied to LIBOR to the Secured Overnight Financing Rate ("SOFR") index. We currently utilize LIBOR on floating rate adjustable-rate conversion ("ARC") loan and Main Street Lending contracts; however, these contracts stipulate that we can use a different index upon the sunset of LIBOR. Substantially all adjustable-rate commercial and multi-family real estate loans are subject to a floor rate, and the weighted average floor rate on these loans was 2.98% at December 31, 2021. Of the adjustable-rate commercial loans, 74.35% are subject to a ceiling rate, and the weighted average ceiling rate on those loans was 15.07% at December 31, 2021.

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

Once we make most commercial real estate or multi-family loans, we monitor the relationship at least annually to assure the borrower continues to meet certain loan requirements as set forth at origination, which may include an annual inspection of the property. The scope of the review is based on relationship size, with those $1.5 million or greater subject to a full credit review at least annually, which includes detailed financial and cash flow analysis, property inspection, covenant compliance and annual risk rating certification. Relationships $750,000 or greater are subject to brief financial and cash flow analysis, covenant compliance and annual risk rating certification. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$172,409	32.2%	$158,964	34.6%	$96,098	27.3%
Office building	63,209	11.8	58,715	12.8	52,420	14.9
Retail	47,710	8.9	45,645	9.9	48,487	13.8
Hospitality	44,385	8.3	50,243	10.9	51,055	14.5
Mixed use	20,938	3.9	19,920	4.3	16,589	4.7
Condominium	19,781	3.7	3,923	0.9	113	—
Warehouse	15,374	2.8	7,193	1.5	6,263	1.7
Self-storage	13,246	2.5	12,290	2.7	10,269	2.9
Health care	8,374	1.6	16,365	3.6	12,390	3.5
Vehicle dealership	1,152	0.2	1,169	0.2	2,451	0.7
Other non-owner occupied	38,705	7.2	21,198	4.6	12,115	3.5

Total non-owner occupied	445,283	83.1	395,625	86.0	308,250	87.5

Owner occupied
Health care	24,123	4.5	21,595	4.7	14,091	4.0
Office building	20,769	3.9	10,455	2.3	6,873	2.0
Warehouse	16,266	3.0	4,444	1.0	3,351	1.0
Retail	8,777	1.6	7,713	1.7	2,631	0.7
Mixed use	4,458	0.8	4,487	1.0	1,370	0.4
Vehicle dealership	4,289	0.8	6,716	1.5	7,249	2.1
Manufacturing	1,987	0.4	2,103	0.5	2,138	0.6
Hospitality	374	0.1	346	0.1	361	0.1
Condominium	372	0.1	376	0.1	—	—
Other owner-occupied	9,010	1.7	5,181	1.1	5,506	1.6

Total owner occupied	90,425	16.9	63,416	14.0	43,570	12.5

Summary by type
Multi-family	172,409	32.2	158,964	34.6	96,098	27.3
Office building	83,978	15.7	69,170	15.1	59,293	16.9
Retail	56,487	10.5	53,358	11.6	51,118	14.5
Hospitality	44,759	8.4	50,589	11.0	51,416	14.6
Health care	32,497	6.1	37,960	8.3	26,481	7.5
Warehouse	31,640	5.8	11,637	2.5	9,614	2.7
Mixed use	25,396	4.7	24,407	5.3	17,959	5.1
Condominium	20,153	3.8	4,299	1.0	113	—
Self-storage	13,246	2.5	12,290	2.7	10,269	2.9
Vehicle dealership	5,441	1.0	7,885	1.7	9,700	2.8
Manufacturing	1,987	0.4	2,103	0.5	2,138	0.6
Other non-owner occupied	38,705	7.2	21,198	4.6	12,115	3.5
Other owner-occupied	9,010	1.7	5,181	1.1	5,506	1.6

Total multi-family and commercial real estate	$535,708	100.0%	$459,041	100.0%	$351,820	100.0%

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

The average outstanding loan in our commercial real estate portfolio, including multi-family loans, was $1.4 million as of December 31, 2021. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2021 consisted of a $31.2 million relationship secured by multi-family real estate and multi-family construction in Chelan County, Washington and Kootenai County, Idaho; a $23.7 million relationship secured by multi-family residential and multi-family construction in King, Pierce, and Kitsap Counties; and a $22.2 million relationship secured by multi-family and business construction in Pierce and Kitsap Counties.

Construction and Land Lending. Our construction and land loans increased $101.1 million, or 81.8%, to $224.7 million, or 16.5% of the total loan portfolio at December 31, 2021, compared to $123.6 million, or 10.7%, at December 31, 2020. At December 31, 2021, the undisbursed portion of construction loans in process totaled $194.3 million compared to $155.1 million at December 31, 2020.

First Fed offers an "all-in-one" residential custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. We also offer commercial acquisition-renovation loans that have a small construction component combined with a traditional real estate loan. Underwriting criteria on construction loans include, but are not limited to, minimum debt service coverage requirements of 1.25 or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria. Underwriting criteria on commercial acquisition-renovation loans during the interest-only period include, but are not limited to, loan to value limitations and debt service coverage requirements of 1.00 or better, based on in-place rents and amortization of full commitment. These loans begin amortizing once renovations have been completed.

Construction loan applications generally require architectural and working plans, a material specifications list, a detailed cost breakdown and a construction contract. Construction loan advances are based on progress payments for "work in place" based on detailed line-item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress. Our construction administrator reviews all construction projects, inspection reports, and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

At December 31, 2021, the average construction commitment for single-family residential construction was $724,000, $6.0 million for multi-family construction, $4.7 million for acquisition-renovation loans, and $3.4 million for commercial real estate construction. The largest construction commitments for multi-family, acquisition-renovation, and commercial real estate were $18.6 million, $16.6 million, and $14.3 million, respectively, at December 31, 2021.

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

The success of land acquisition, development and construction lending is dependent upon completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, market conditions, the rates of interest paid, and other factors, actual results are difficult to predict and variations from expectations can have a significant adverse effect on a borrower's ability to repay loans and the value and marketability of the underlying collateral. In addition, because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project. In 2020, we implemented an extension fee matrix to entice commercial borrowers to finish projects on time, which we believe mitigates risk in this area.

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan to value ratio of 75% for improved lands (legal access, water and power). The interest rate on these loans is fixed with a 20-year amortization and a five-year term.

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,
	2021	2020	2019
	(In thousands)

One- to four-family residential	$39,733	$24,029	$16,127
Multi-family residential	89,655	34,513	10,465
Commercial acquisition-renovation	51,099	39,346	—
Commercial real estate	35,671	16,918	3,325
Land	8,551	8,821	7,270
Total construction and land	$224,709	$123,627	$37,187

Our construction and land loans are geographically disbursed primarily throughout the state of Washington and, as a result, these loans are susceptible to risks that may be different depending on the location of the project. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our higher-risk construction projects while lower-risk projects are monitored by internal staff.

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2021	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,785	$57,050	$4,430	$—	$94,265
Multi-family residential	—	182,151	4,095	8,435	194,681
Commercial acquisition-renovation	2,938	36,536	16,638	—	56,112
Commercial real estate	12,489	50,372	2,535	—	65,396
Total commitment	$48,212	$326,109	$27,698	$8,435	$410,454

Construction Funds Disbursed
One- to four-family residential	$10,242	$28,929	$562	$—	$39,733
Multi-family residential	—	79,707	2,414	7,534	89,655
Commercial acquisition-renovation	2,449	32,789	15,861	—	51,099
Commercial real estate	3,486	29,484	2,701	—	35,671
Total disbursed	$16,177	$170,909	$21,538	$7,534	$216,158

Undisbursed Commitment
One- to four-family residential	$22,543	$28,121	$3,868	$—	$54,532
Multi-family residential	—	102,444	1,681	901	105,026
Commercial acquisition-renovation	489	3,747	777	—	5,013
Commercial real estate	9,003	20,888	(166)	—	29,725
Total undisbursed	$32,035	$155,200	$6,160	$901	$194,296

Land Funds Disbursed
One- to four-family residential	3,502	3,556	191	—	$7,249
Commercial real estate	—	1,302	—	—	1,302
Total disbursed for land	$3,502	$4,858	$191	$—	$8,551

December 31, 2020	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$15,473	$29,827	$1,477	$—	$46,777
Multi-family residential	1,644	145,701	16,637	8,020	172,002
Commercial real estate	2,282	46,103	2,755	—	51,140
Total commitment	$19,399	$221,631	$20,869	$8,020	$269,919

Construction Funds Disbursed
One- to four-family residential	$7,208	$15,976	$845	$—	$24,029
Multi-family residential	1,297	57,262	15,300	—	73,859
Commercial real estate	1,677	14,812	429	—	16,918
Total disbursed	$10,182	$88,050	$16,574	$—	$114,806

Undisbursed Commitment
One- to four-family residential	$8,265	$13,851	$632	$—	$22,748
Multi-family residential	347	88,439	1,337	8,020	98,143
Commercial real estate	605	31,291	2,326	—	34,222
Total undisbursed	$9,217	$133,581	$4,295	$8,020	$155,113

Land Funds Disbursed
One- to four-family residential	$4,350	$2,728	$347	$53	$7,478
Commercial real estate	—	1,343	—	—	1,343
Total disbursed for land	$4,350	$4,071	$347	$53	$8,821

Consumer Lending. We offer a variety of consumer loans, including home equity loans and lines of credit, new and used automobile loans, loans on other miscellaneous vehicles, and personal lines of credit. At December 31, 2021, home equity loans and lines of credit totaled $39.2 million, or 2.9% of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall capacity of the applicant. Home equity loans are made for the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available with repayment periods ranging from 5 to 20 years. We also offer, to borrowers who qualify, a ten-year home equity line of credit with an option for a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only during the ten-year draw period. The balance and rate are fixed after that period and the principal amortized over the remaining fifteen-year period of the loan. Options for equity loans on non-owner occupied properties are offered under more conservative requirements. Additionally, terms are available under a bridge loan product consisting of a short-term equity loan used to facilitate the acquisition of a separate residential property. Home equity fixed and line of credit products in second lien positions behind a non-First Fed mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

We originate, refinance, or purchase auto loans with a maximum term of up to 180 months depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risks involved. Direct and indirect lending sources are used to originate and purchase auto loans, respectively. At December 31, 2021, auto loans totaled $120.6 million, of which $106.7 million were purchased and $10.6 million were originated through indirect dealer programs described below, the remaining $3.3 million were originated through our branches.

Indirect auto loans were originated with auto dealerships located throughout our market areas through a third-party service provider that also facilitated a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. During 2020, we ended our relationship with that service provider, effectively eliminating new production. We may, however, work directly with local auto dealerships in the future. Indirect auto loan customers receive a fixed rate loan in an amount and at an interest rate that is based on review of their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. The loan term on indirect auto loans averages 70 months, which is comparable to national auto industry data.

We purchase auto loans through a partnership with a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20%. We receive loan pools each week with complete packages that we are able to underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator helps mitigate risk of loss by providing an option to facilitate the collection efforts should repossession become necessary, for which we would incur a cost if we did it ourselves. Historically, losses on these types of loans are less than 1% and First Fed experienced loss rates of 0.06% and 0.01% for the years ended December 31, 2021 and 2020, respectively.

We began purchasing manufactured home loans during 2020 through a partnership with a loan originator that underwrites and funds these loans. At December 31, 2021, $58.3 million of manufactured home loans was included in consumer loans. These loans range from $18,000 to $335,000 with terms that range from 120 to 360 months. We receive loan pools with complete packages that we underwrite to determine whether to purchase or pass on some, or all, of the loans submitted. The seller retains the servicing on these loans. The collateral may include both real estate and personal property depending on whether or not the title to the subject property has been eliminated. A reserve account equal to approximately 8% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has had an average loss rate of 0.6% since 2007 for this program.

Consumer loans represent additional risks because of the mobility and rapidly depreciating nature of consumer assets in contrast to real estate-based collateral. If a borrower defaults, repossession and liquidation of the collateral may not provide sufficient proceeds to satisfy the outstanding loan balance. Other factors that may account for potential loan losses on consumer loans include deferred maintenance and damages. While subsequent legal actions and judgments against borrowers in default may be appropriate, such collection efforts and costs may not always be warranted and are evaluated on a case-by-case basis. Consumer loan collections are dependent on the borrower’s continuing financial stability and federal and state laws, including federal and state bankruptcy and insolvency laws, which may limit the amount that can be recovered on these loans.

Commercial Business Lending. As of December 31, 2021, commercial business loans totaled $79.8 million, or 5.9% of our loan portfolio. Included in commercial business loans was $26.3 million in loans through the Northpointe Bank Mortgage Participation Program ("Northpointe MPP"), which provides interim financing to mortgage originators based on the contractual sale agreement of a mortgage loan. The Northpointe MPP interim loan is funded upon receipt of a valid contractual sale agreement and repaid to us when the cash settlement for that loan occurs and the mortgage originator has been paid, generally within 30 days. Management selects which mortgage originators to finance based on a review of their business, loan pricing, and origination volumes. At our discretion, we may add or remove mortgage originators from time to time. We also have limited our balance of loans made through the Northpointe MPP to $75.0 million at December 31, 2021. The actual balance in the Northpointe MPP can fluctuate significantly due to variances in the timing of funding and repayments, as well as Northpointe's ability to maintain mortgage origination volumes, which has resulted in lower average balances in 2021 compared to 2020.

During the years ended December 31, 2021 and 2020, we provided assistance to many small businesses through the Small Business Administration's Paycheck Protection Program ("SBA PPP"). This program provided small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds could also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extended the repayment start date until after the SBA finalized the application process for loan forgiveness.

We processed $32.2 million of loans for 515 customers through the SBA PPP program as of December 31, 2020, the average loan amount approved was approximately $63,000. We processed an additional $35.0 million of loans for 427 customers during the second round of SBA PPP funding with an average loan amount of $82,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, continued to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We received $1.8 million and $1.4 million of fee income for loans originated in 2021 and 2020, respectively, which is accreted into income over the life of the loan. The remaining fee balance is taken into income when the loan pays off. We recognized deferred fee income, net of deferred costs, of $1.7 million and $643,000 for the years ended December 31, 2021 and 2020, respectively, through SBA PPP loan accretion and payoff activity. The remaining net deferred fee balance at December 31, 2021, was $390,000. We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. SBA PPP loan balances totaling $14.6 million were included in commercial business loans at December 31, 2021.

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

Loan Origination and Underwriting. Our loans are obtained from a variety of sources, including existing or walk-in customers, business development, referrals, and advertising, among others. All of our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans, are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are originated by our relationship managers ("RMs") and underwritten centrally with credit presentations submitted for approval to the appropriate individuals and committee(s) with lending authority designated by the Board of Directors (the "Board").

Lending Authority. Through its current policy, the Board delegates lending authority to the Bank’s management and staff and to the Senior Loan Committee ("SLC"). Overdrafts and small business express loans require one signature. The Chief Banking Officer ("CBO") and the Chief Operating Officer ("COO") have the authority to approve overdrafts up to $100,000; the Chief Credit Officer ("CCO"), Chief Financial Officer ("CFO"), and Chief Executive Officer ("CEO") have the authority to approve overdrafts up to $250,000; and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000. Our small business express loans, which are commercial business loans of $100,000 or less, are approved by the CCO or designated personnel and management. In addition, the CCO may approve Automated Clearing House and Remote Deposit Capture transactions in any amount and has the authority to approve most modifications and extensions of credit in any amount for terms of less than one year.

Mortgage loan underwriters have approval authority up to $667,000. The Director of Mortgage and Consumer Credit has approval authority of $1.0 million, and the CCO has approval authority of $2.0 million. Mortgage loans over $2.0 million are approved by the SLC.

For commercial loans, the CCO has approval authority of $10.0 million based on aggregate credit exposure, and other personnel have approval authority ranging from $500,000 to $4.0 million. Commercial loan relationships over $10.0 million are approved by the SLC.

The Director of Mortgage and Consumer Credit has approval authority for consumer loans up to $1.0 million and certain named individuals have authority ranging from $150,000 to $500,000. Additionally, we have assigned authority to approve indirect auto loans and wholesale partnerships meeting our underwriting and pricing criteria to our third-party service providers.

The SLC (on a monthly basis) and the Board Loan Committee ("BLC") (on a quarterly basis) review loan portfolio quality, credit concentrations, production, and industry trends and provide directional oversight over our lending policies. The BLC also reviews, on a quarterly basis, policy exceptions, and related risk concerns. Additionally, all loan approval policies are reviewed no less than annually.

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $42.4 million at December 31, 2021. First Fed, however, restricts its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $31.8 million at December 31, 2021, unless specifically approved by the SLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2021.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$31,170	5	Multi-family Construction
23,667	4	Multi-family Construction
22,210	3	Multi-family Construction
20,052	11	Multi-family Real Estate
19,417	4	Multi-family Construction

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2021, 2020, and 2019, our total loan originations were $780.5 million, $871.3 million, and $199.8 million, respectively.

During the years ended December 31, 2021, 2020, and 2019, we purchased $115.5 million, $88.3 million, and $68.0 million of loans, respectively. During the last year, the majority of purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles and manufactured home loans purchased through our partnership with an originator specializing in that type of lending. A secondary source of purchased loans were commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized over the remaining contractual life of the loan. We had $13.0 million, $6.1 million, and $4.5 million of net premiums paid on purchased loans at December 31, 2021, 2020, and 2019.

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

We sell residential first mortgage loans in the secondary market. The majority of residential mortgages we originate are fixed rate, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2021, 2020, and 2019, we sold $113.0 million, $184.4 million, and $58.0 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party purchasers, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2021, we were servicing $454.5 million of loans for others. We earned sold loan servicing income of $1,013,000, $452,000, and $424,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Servicing rights for these loans had a fair value of $3.8 million at December 31, 2021. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $2.0 million at December 31, 2021. There were no loans repurchased during the years ended December 31, 2021, 2020, and 2019.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk, concentrations, or to generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We typically retain an ownership interest in the loan as well as the loan servicing rights in order to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2021, we sold $43.5 million in multi-family real estate loans, retaining only the servicing, and $4.3 million in commercial construction loans, retaining both the servicing and a portion of the loan balances. During the year ended December 31, 2020, we sold $13.4 million in commercial real estate loan participations, retaining both the servicing and a portion of the loan balances.

In 2021, we expanded our relationship with the Small Business Administration to include additional products. The SBA loans generally carry a 90% government guarantee. The Bank holds the unguaranteed portion of the note and sells the guaranteed portion. The Bank retains the servicing on these loans. We sold $4.1 million of SBA participations during the year ended December 31, 2021.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential real estate, commercial real estate, and SBA loans was $5.3 million, $6.4 million, and $1.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	167,712	$247,802	$59,834
Multi-family	62,044	42,663	—
Commercial real estate	66,182	55,641	2,900
Construction and land	127,440	59,623	26,981
Home equity	6,613	5,994	5,594
Auto and other consumer	10,525	2,970	17,327
Commercial business	39,331	43,964	6,519
Total fixed-rate	479,847	458,657	119,155
Adjustable-rate:
One- to four-family	19,600	25,606	15,419
Multi-family	48,492	50,749	8,104
Commercial real estate	69,776	34,472	25,128
Construction and land	111,554	185,686	22,252
Home equity	30,012	13,183	8,118
Auto and other consumer	12	—	3
Commercial business	21,172	102,988	1,670
Total adjustable-rate	300,618	412,684	80,694
Total loans originated	780,465	871,341	199,849

Purchases by type:
One- to four-family	1,440	28,652	167
Multi-family	1,014	2,000	19,679
Commercial real estate	—	—	6,000
Construction and land	4,134	—	—
Auto	64,644	37,626	42,188
Manufactured homes	44,230	20,003	—
Total loans purchased	115,462	88,281	68,034
Sales and Repayments:
One- to four-family sold	113,031	184,356	58,039
Multi-family sold	43,491	—	—
Commercial real estate sold	1,837	—	—
Construction sold	4,340	—	—
Commercial business sold	2,267	—	—
Total loans sold	164,966	184,356	58,039
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	527,833	504,990	195,817
Total reductions	692,799	689,346	253,856
Net loan activity	$203,128	$270,276	$14,027

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. We had $4.8 million, $4.3 million, and $206,000 of net deferred loan fees at December 31, 2021, 2020, and 2019, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2021.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Consumer loans:
Auto and other consumer	4	$368	20.0%	9	$99	10.0%	13	$467	30.0%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans that have been restructured. Nonperforming assets as a percent of total assets was 0.1% at December 31, 2021, 2020, and 2019. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,
	2021	2020	2019
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$494	$912	$698
Multi-family	—	284	—
Commercial real estate	71	157	109
Construction and land	22	26	29
Total real estate loans	587	1,379	836

Home equity	282	73	112
Auto and other consumer	512	821	848
Total consumer loans	794	894	960

Total nonaccrual loans	1,381	2,273	1,796

Real estate owned:
Construction and land	—	—	62

Repossessed personal property	—	2	92

Total nonperforming assets	$1,381	$2,275	$1,950

TDR loans:
One- to four-family	$1,792	$2,162	$2,371
Multi-family	—	—	107
Commercial real estate	—	—	643
Total real estate loans	1,792	2,162	3,121

Home equity	51	62	160
Commercial business	—	—	263
Total restructured loans	$1,843	$2,224	$3,544

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%	0.2%
Nonperforming TDR loans included in total nonaccrual loans and total restructured loans above	$29	$108	$81

For the years ended December 31, 2021, 2020, and 2019, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $679,000, $686,000, and $301,000, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $48,000, $85,000, and $50,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2021, there were 21 loans totaling $23.5 million that continue to accrue interest but for which management has concerns about the ability of these borrowers to comply with loan repayment terms. These loans have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real property we acquire through collection and foreclosure efforts is classified as real estate owned. These properties are recorded at the lower of cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed. Other repossessed property, including automobiles, is also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2021, we had no repossessed real or personal property owned.

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

Adversely classified loans that are subsequently modified and placed in nonaccrual status are generally not returned to accrual status until a period of at least six months with consecutive satisfactory payment performance has occurred, and a return to accrual status is further supported by current financial information and analysis which demonstrates a particular borrower has the financial capacity to meet future debt service requirements.

As of December 31, 2021, we had loans with an aggregate principal balance of $1.8 million that were identified as TDR loans, of which all but $29,000 were performing in accordance with their revised payment terms and on accrual status. Included in the allowance for loan losses at December 31, 2021 was a reserve of $21,000 related to TDR loans. Nonaccrual TDR loans are classified as substandard while accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

In March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. See "COVID-19 Loan Modifications" below.

COVID-19 Loan Modifications. The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This included short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. Borrowers were considered current under the CARES

Act and related regulatory guidance if they were less than 30 days past due on their contractual payments at the time a modification program is implemented. During the year ended December 31, 2020, the Company made COVID-19 pandemic related modifications on 357 loans totaling $177.6 million. No loans remained on COVID-19 deferral as of December 31, 2021. Loan modifications in accordance with the CARES Act and related regulatory guidance were still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8,"Financial Statements and Supplementary Data," of this Form 10-K for additional information.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2021, 2020, and 2019, we had classified loans of $12.6 million, $7.5 million, and $5.0 million, respectively. We had no other classified assets at these dates. In addition, at December 31, 2021 we had $12.3 million of special mention loans.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2021	2020	2019
	(In thousands)
Real estate loans:
One- to four-family	$764	$1,771	$869
Multi-family	—	284	297
Commercial real estate	10,948	4,155	1,294
Construction and land	22	64	29
Total real estate loans	11,734	6,274	2,489

Consumer loans:
Home equity	350	154	227
Auto and other consumer	513	868	955
Total consumer loans	863	1,022	1,182

Commercial business loans	—	232	1,279

Total loans	$12,597	$7,528	$4,950

The following table shows at December 31, 2021, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$764	0.8%	$—	—%	$764	0.3%	$—	—%	$764	0.3%
Multi-family	—	—	—	—	—	—	—	—	—	—
Commercial real estate	71	0.1	10,877	4.0	10,948	3.1	—	—	10,948	3.0
Construction and land	22	0.1	—	—	22	—	—	—	22	—
Total real estate loans	857	0.5	10,877	1.5	11,734	1.2	—	—	11,734	1.1

Consumer loans:
Home equity	350	1.2	—	—	350	0.9	—	—	350	0.9
Auto and other consumer	24	0.3	232	1.8	256	1.1	257	0.2	513	0.3
Total consumer loans	374	1.0	232	1.1	606	1.0	257	0.2	863	0.4

Commercial business loans	—	—	—	—	—	—	—	—	—	—

Total loans	$1,231	0.5%	$11,109	1.4%	$12,340	1.1%	$257	0.1%	$12,597	0.9%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Loan Losses. The allowance for loan losses was $15.1 million, or 1.1% of total loans, at December 31, 2021, compared to $13.9 million, or 1.2%, at December 31, 2020. On a quarterly basis, management prepares a report of the allowance for loan losses and establishes the provision for credit losses based on its analysis of the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio. When determining the appropriate loss factors in fiscal 2020, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Bank's COVID-19 loan modification program. In fiscal 2021, management continued to monitor these same measures and trends as the economy recovered from the considerable impact of the COVID-19 pandemic.

Quantitative analysis is necessary to calculate accounting estimates for loan loss reserves, and we also recognize that qualitative factors such as economic, market, industry and political changes can adversely affect loan quality. These qualitative factors are updated and approved by management on a quarterly basis. Each quarter, a report on the allowance for loan losses, including the application and discussion of quantitative and qualitative factors established during the quarter, is reviewed by the Board's loan committee and presented for approval to the full Board. The allowance is increased or decreased by the provision for or recapture of loan losses, which is charged or credited against current period operating results, and decreased by the amount of actual loan charge-offs, net of recoveries, and improvements in asset quality.

Our methodology for analyzing the allowance for loan losses consists of two components: general and specific allowances. The formula for the general loan loss reserve allowance is determined by applying an estimated quantified loss percentage, as well as qualitative factors, to various groups of loans. We use a three-year loss history including loss percentages based on various historical measures such as the amount and type of classified loans, past due ratios, loss experience, and economic conditions, which could affect the collectability of the respective loan types. Qualitative factors and adjustments to the loan loss reserve calculations are largely subjective but also include objective variables such as unemployment rates, falling or rising real estate values, real estate and retail sales, demographics and other known significant economic indicators. A general allowance is then established, based upon the analysis of the above conditions, to recognize the inherent risk associated with the entire loan portfolio. A specific allowance is established when management believes a borrower’s financial and/or collateral condition has materially deteriorated to a point of impairment, and loss is highly probable for that specific loan.

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2021, we had impaired loans of $3.2 million, compared to $5.5 million at December 31, 2020.

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

Management believes that our allowance for loan losses as of December 31, 2021, is adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their evaluation of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,
	2021		2020		2019
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,184	21.7%	$3,469	26.8%	$3,024	34.6%
Multi-family	1,816	12.7	1,764	14.1	888	10.9
Commercial real estate	3,996	26.8	3,420	25.7	2,243	28.9
Construction and land	2,672	16.5	1,461	10.7	399	4.2
Home equity	407	2.9	368	2.9	454	4.0
Auto and other consumer	2,221	13.5	2,642	11.1	2,261	12.7
Commercial business	470	5.9	429	8.7	208	4.7
Unallocated	358	—	294	—	151	—
Total	$15,124	100.0%	$13,847	100.0%	$9,628	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Allowance at beginning of period	$13,847	$9,628	$9,533
Charge-offs:
One- to four-family	—	—	—
Commercial real estate	—	—	—
Construction and land	—	(5)	—
Home equity	(12)	—	—
Auto and other consumer	(865)	(992)	(884)
Commercial business	—	—	(3)
Total charge-offs	(877)	(997)	(887)

Recoveries:
One- to four-family	6	58	5
Construction and land	8	5	2
Home equity	76	13	45
Auto and other consumer	714	94	259
Commercial business	—	—	2
Total recoveries	804	170	313

Net (charge-offs) recoveries	(73)	(827)	(574)
Provision for loan losses	1,350	5,046	669
Balance at end of period	$15,124	$13,847	$9,628

Net (charge-offs) recoveries as a percentage of average loans outstanding	—%	(0.1)%	(0.1)%

Net (charge-offs) recoveries as a percentage of average nonperforming assets	(4.0)%	(39.1)%	(30.4)%

Allowance as a percentage of nonperforming loans	1095.1%	609.2%	536.1%

Allowance as a percentage of total loans	1.1%	1.2%	1.1%

Average loans receivable, net	$1,239,919	$970,039	$865,372

Average total loans	$1,249,605	$978,799	$870,696

Investment Activities

General. Under Washington law, commercial banks are permitted, subject to certain limitations, to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt, and obligations of states and their political subdivisions.

Our Treasurer, under the direction of the CFO, has the responsibility for the management of our investment portfolio. Various factors are considered when making investment decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of deposit inflows, and the anticipated demand for funds from deposit withdrawals and loan originations and purchases.

The general objective of our investment portfolio is to provide liquidity, maintain earnings, and manage risk, including credit, reinvestment, liquidity and interest rate risk.

Securities. Total investment securities decreased $20.1 million, or 5.5%, to $344.2 million at December 31, 2021, from $364.3 million at December 31, 2020, mainly as a result of sales and principal payments partially offset by purchases.

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

During the fourth quarter of 2019, the Bank marked its held to maturity investments as available for sale in order to provide greater flexibility to manage changes in the investment portfolio. Management does not intend to place securities into a held-to-maturity portfolio in the foreseeable future.

As a member of the FHLB, we had an average balance of $4.1 million in stock of the FHLB for the twelve months ended December 31, 2021. We received $190,000, $255,000, and $332,000 in dividends from the FHLB during the years ended December 31, 2021, 2020, and 2019, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2021, our securities portfolio contained securities issued by the United States Government and its agencies as well as securities issued by Capital Funding Mortgage Trust ("CFGMS") which had an aggregate book value in excess of 10% of our equity capital. The book value and fair market value of CFGMS securities were both $32.2 million at December 31, 2021.

	December 31,
	2021		2020		2019
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$110,497	$113,364	$122,667	$127,862	$39,524	$39,282
International agency issued bonds (Agency bonds)	1,947	1,920	—	—	—	—
U.S. government agency issued asset-backed securities (ABS agency)	—	—	62,934	63,820	29,796	28,858
Corporate issued asset-backed securities (ABS corporate)	14,556	14,489	29,661	29,280	41,728	40,855
Corporate issued debt securities (Corporate debt)	58,906	59,789	35,408	35,510	9,986	9,643
U.S. Small Business Administration securities (SBA)	14,404	14,680	18,420	18,564	28,423	28,459
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	80,877	79,962	61,859	62,683	159,697	160,167
Corporate issued mortgage-backed securities (MBS corporate)	60,317	60,008	26,458	26,577	8,374	8,316
Total available for sale	341,504	344,212	357,407	364,296	317,528	315,580

FHLB stock	5,196	5,196	5,977	5,977	6,034	6,034

Total securities	$346,700	$349,408	$363,384	$370,273	$323,562	$321,614

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2021 and December 31, 2020, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2021
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$300	4.25%	$10,658	2.39%	$99,539	2.46%	$110,497	2.46%	$113,364
Agency bonds	—	—	—	—	1,947	1.22	—	—	1,947	1.22	1,920
ABS corporate	—	—	4,022	1.78	2,014	2.35	8,520	1.81	14,556	1.87	14,489
Corporate debt	—	—	2,000	5.50	55,906	3.91	1,000	4.13	58,906	3.97	59,789
SBA	—	—	69	0.78	9,154	2.53	5,181	2.26	14,404	2.42	14,680
Mortgage-backed:
MBS agency	1	1.12	1	0.71	6,460	1.50	74,415	1.70	80,877	1.68	79,962
MBS corporate	7,826	3.95	24,346	4.00	2,006	1.32	26,139	2.29	60,317	3.16	60,008
Total securities available for sale	$7,827	3.95%	$30,738	3.80%	$88,145	3.25%	$214,794	2.15%	$341,504	2.63%	$344,212

	December 31, 2020
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$301	4.25%	$1,461	2.70%	$120,905	2.49%	$122,667	2.50%	$127,862
ABS agency	—	—	—	—	—	—	62,934	2.01	62,934	2.01	63,820
ABS corporate	—	—	—	—	27,701	2.77	1,960	1.25	29,661	2.67	29,280
Corporate debt	—	—	1,863	6.78	33,545	4.33	—	—	35,408	4.46	35,510
SBA	—	—	47	0.68	11,861	2.22	6,512	2.09	18,420	2.17	18,564
Mortgage-backed:
MBS agency	80	1.59	76	1.36	—	—	61,703	1.44	61,859	1.44	62,683
MBS corporate	—	—	12,369	4.09	—	—	14,089	2.72	26,458	3.36	26,577
Total securities available for sale	$80	1.59%	$14,656	4.41%	$74,568	3.39%	$268,103	2.13%	$357,407	2.49%	$364,296

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2021, of the 164 investment securities held, there were 76 investment securities with $2.5 million of unrealized losses and a fair value of approximately $156.4 million. At December 31, 2020, of the 144 investment securities held, there were 36 investment securities with $1.5 million of unrealized losses and a fair value of approximately $99.4 million. We had no OTTI on investment securities at either December 31, 2021 or December 31, 2020.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment cash flows are the major sources of our funds for lending, investment, and general business purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and other market conditions. Borrowings from the FHLB and subordinated debt are used to supplement the availability of funds from other sources and as a source of term funds to assist in the management of interest rate risk.

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

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Beginning balance	$1,333,517	$1,001,645	$940,260
Net deposits	243,667	325,209	53,081
Interest credited	3,396	6,663	8,304
Ending balance	$1,580,580	$1,333,517	$1,001,645

Net increase	$247,063	$331,872	$61,385

Percent increase	18.5%	33.1%	6.5%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2021		2020		2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$196,970	12.5%	$156,241	11.7%	$116,076	11.6%
Noninterest-bearing transaction	343,932	21.8	274,930	20.6	160,420	16.0
Savings accounts	194,620	12.3	164,434	12.3	168,983	16.9
Money market accounts	597,815	37.8	429,143	32.2	248,086	24.8

Total transaction and savings deposits	1,333,337	84.4	1,024,748	76.8	693,565	69.3

Certificates: (1)
0.00 – 0.99%	191,536	12.1	194,565	14.6	12,057	1.2
1.00 – 1.99%	40,228	2.5	63,503	4.8	172,680	17.2
2.00 – 2.99%	15,479	1.0	49,405	3.7	122,120	12.2
3.00 – 3.99%	—	—	1,296	0.1	1,223	0.1

Total certificates	247,243	15.6	308,769	23.2	308,080	30.7

Total deposits	$1,580,580	100.0%	$1,333,517	100.0%	$1,001,645	100.0%

(1) Brokered certificates of deposit included in certificates	$65,734		$89,560		$—

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Fed at the dates indicated.

	December 31,
	2021			2020			2019
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$194,620	12.3%	$30,186	$164,434	12.3%	$(4,549)	$168,983	16.9%	$25,571
Transaction accounts	540,902	34.2	109,731	431,171	32.3	154,675	276,496	27.6	14,344
Money-market accounts	597,815	37.8	168,672	429,143	32.2	181,057	248,086	24.8	(25,258)
Fixed-rate certificates which mature in the year ending:
Within 1 year	153,472	9.7	(32,332)	185,804	13.9	(55,323)	241,127	24.1	93,008
After 1 year but within 2 years	72,590	4.6	(35,532)	108,122	8.1	65,848	42,274	4.2	(36,692)
After 2 years but within 5 years	21,181	1.3	6,338	14,843	1.1	(9,836)	24,679	2.5	(9,588)
Total	$1,580,580	100.0%	$247,063	$1,333,517	100.0%	$331,872	$1,001,645	100.0%	$61,385

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2021.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2022	$41,127	$13,689	$1,886	$56,702	22.8%
June 30, 2022	25,737	8,466	218	34,421	13.9
September 30, 2022	37,092	3,234	2,729	43,055	17.4
December 31, 2022	17,661	497	1,136	19,294	7.8
March 31, 2023	4,830	2,711	279	7,820	3.2
June 30, 2023	3,909	1,695	550	6,154	2.5
September 30, 2023	19,509	2,617	1,185	23,311	9.4
December 31, 2023	15,561	211	1,913	17,685	7.2
March 31, 2024	1,831	228	2,059	4,118	1.7
June 30, 2024	2,551	—	2,070	4,621	1.9
September 30, 2024	775	—	801	1,576	0.6
December 31, 2024	6,089	563	653	7,305	3.0
Thereafter	14,864	6,317	—	21,181	8.6

Total	$191,536	$40,228	$15,479	$247,243	100.0%

Percent of total	77.4%	16.3%	6.3%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2021. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$10,203	$17,428	$22,900	$63,223	$113,754
Certificates of deposit of $100,000 or more	46,499	16,993	39,449	30,548	133,489

Total certificates	$56,702	$34,421	$62,349	$93,771	$247,243

The Federal Reserve requires First Fed to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. As of December 31, 2021, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight, short-term advances with initial maturities of less than one year, and longer-term advances maturing in one year or more, to supplement our supply of lendable funds, to meet ongoing liquidity needs, and to mitigate interest rate risk. As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2021, had pledged loan and security collateral to support a borrowing capacity of $481.2 million. In addition, we have a letter of credit established in conjunction with assuming the Bellevue branch lease liability. At December 31, 2021, outstanding advances from the FHLB totaled $80.0 million and the letter of credit balance was $772,000, leaving a remaining borrowing capacity of $400.4 million.

First Fed also established a borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2021, we had pledged securities as collateral to support a borrowing capacity of $17.2 million. No funds have been borrowed on this arrangement to date.

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

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$80,000	$55,000	$65,000
FHLB short-term advances	—	—	45,000
FHLB overnight borrowings	40,000	100,021	90,889
Subordinated debt	40,000	—	—

Average balances:
FHLB long-term advances	$52,500	$50,000	$56,250
FHLB short-term advances	—	—	3,750
FHLB overnight borrowings	5,207	54,548	53,156
Subordinated debt	30,370	—	—

Weighted average interest rate:
FHLB long-term advances	1.46%	1.75%	3.34%
FHLB short-term advances	—	—	2.33
FHLB overnight borrowings	0.30	0.60	2.33
Subordinated debt, net	3.96	—	—

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB long-term advances	$80,000	$50,000	$50,000
FHLB short-term advances	—	—	45,000
FHLB overnight borrowings	—	59,977	17,930
Subordinated debt	40,000	—	—
Total borrowings	$120,000	$109,977	$112,930

Weighted average interest rate at end of period:
FHLB long-term advances	1.52%	1.53%	2.98%
FHLB short-term advances	—	—	1.79
FHLB overnight borrowings	0.31	0.32	1.80
Subordinated debt, net	3.01	—	—

Subsidiary and Other Activities

First Fed has two active subsidiaries in order to participate in historic tax credit transactions. The first subsidiary, 202 Master Tenant, LLC, was formed in August 2016 in partnership with the Peninsula College Foundation. Makers Square Master Tenant, LLC was formed in February 2021 in partnership with the Fort Worden Foundation. These entities meet the criteria for reporting under the equity method of accounting.

In December 2019, the Company entered into a limited partnership with Canapi Ventures Fund, LP. to strategically invest in fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment will be for up to ten years, with cash installments totaling up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2021, $1.7 million had been contributed to this partnership. The recorded investment was $3.0 million at December 31, 2021.

In September 2021, the Company entered into a limited partnership with BankTech Ventures, L.P. to strategically invest in fintech-related businesses. This commitment will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2021. As of December 31, 2021, $120,000 had been contributed to this partnership.

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc.("POM"), and Quin Ventures, Inc. ("Quin" or "Quin Ventures"). First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Under the Joint Venture Agreement, the Company and POM have established Quin to develop a digital financial wellness platform that will offer personal financial services to the general public. Under a related Marketing and Banking Services Agreement, Quin will promote the services offered through the digital financial wellness platform and the Bank will provide banking services to the customers who utilize the platform. The Marketing and Banking Services Agreement sets forth the terms governing the parties’ commercial and economic commitments and responsibilities, including the fees to be paid by the Bank to fund the costs of acquiring customers and the distribution of interchange fees.

In 2022 and beyond, the Company intends to explore additional opportunities to expand its fintech capabilities that will advance its competitive position.

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

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the Internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2021, First Fed’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 38.7% and 23.2%, respectively, and was less than 4% in Whatcom and Kitsap counties.

Employees and Human Capital Resources

At December 31, 2021, we had 288 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 4.8 years while the average tenure of our executive officers was approximately 5.6 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be excellent.

Our Board of Directors guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our Board holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our corporate mission, vision, and values are designed to promote commitment to making the lives of all those around us better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees and the communities we have proudly served for nearly 100 years. Our culture is designed to adhere to the timeless values of optimism, respect, initiative, growth, and ownership. In keeping with that culture, we strive to be a force for good in everyday life and expect our people to treat each other and our customers with the highest level of care and respect, going out of their way to do the right thing. We dedicate resources to promote a safe and inclusive workplace; attract, develop, and retain talented, diverse employees; promote a culture of integrity, caring, and excellence; and reward and recognize employees for both the results they deliver and, just as importantly, how they deliver them. We also seek to design careers that are fulfilling ones, with competitive compensation and benefits alongside a positive work-life balance, and we dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs. This devotion to our people has earned us recognition on Forbes magazine's Best-in-State Bank list in 2021.

Our employees are the cornerstone of our success as an organization. We are committed to attracting, retaining, and promoting highly qualified individuals from a diverse array of backgrounds. We believe employing a diverse workforce enhances our ability to serve our customers and our communities. We have established a voluntary, employee-led and -staffed Diversity, Equity, and Inclusion team that is committed to promoting a diverse, equitable, and inclusive work environment for all employees. We seek to better understand the financial needs of our prospective and current customers by promoting and fostering a workforce that reflects the communities we serve, along with providing relevant financial service products. As we move forward, we will continue to grow our diversity, equity, and inclusion efforts in a manner consistent with our company vision: to create well-being and prosperity for our employees, customers, and communities.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2021:

Matthew P. Deines, age 48, became President and Chief Executive Officer ("CEO") and Director of First Fed on August 1, 2019, and was elected President, CEO, and director of the Company on December 5, 2019. He serves as the Board Chairman for Quin Ventures, Inc., in which the Company has a 50% equity interest. In over 18 years of banking, he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and fintech, as well as operations, information technology, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Rourke, Sacher & Moulton, LLP. Mr. Deines serves as a Director for the Washington Bankers Association ("WBA") and has been a conference speaker and instructor for the WBA. He is actively involved with several non-profit organizations.

Geri Bullard, age 56, is Executive Vice President and Chief Financial Officer of First Fed, a position she has held since March 2020. Ms. Bullard joined First Fed as Senior Vice President and Treasurer in January 2020. Prior to joining First Fed, Ms. Bullard served as Controller and Chief Financial Officer at Salal Credit Union, located in Seattle, from August 2018 to January 2020; Chief Financial Officer of First Sound Bank, also in Seattle, from February 2017 to August 2018; and Controller at Sound Community Bank from October 2015 to February 2017. Ms. Bullard also served as a bank examiner for the State of Idaho. Ms. Bullard holds a Bachelor of Science degree from Humboldt State University and is a licensed CPA.

Christopher J. Riffle, age 46, is Executive Vice President and Chief Operating Officer (COO), and General Counsel of the Company and First Fed. Mr. Riffle has held the COO position since October 2018 and has served as General Counsel since September 2017. He serves as a director for Quin Ventures, Inc., in which the Company has a 50% equity interest. Prior to joining First Fed, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts. Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Fed starting in 2009.

Terry Anderson, age 53, is Executive Vice President and Chief Credit Officer of First Fed, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank, and Bank of America.

Kelly A. Liske, age 45, is Executive Vice President and Chief Banking Officer of First Fed, a position she has held since July 2013. Ms. Liske served as a Commercial Relationship Manager and Vice President for First Fed from July 2011 to July 2013. Prior to that she served as the Branch Manager, Assistant Vice President for First Fed’s Port Townsend Branch from 2006 until 2011. Prior to joining First Fed, Ms. Liske was employed for 11 years at Washington Mutual where she held various positions in the Retail Banking Division.

Derek J. Brown, age 51, is Executive Vice President and Chief Human Resources and Marketing Officer of First Fed, a position he has held since March 2020. Mr. Brown served as a Senior Vice President and Chief Human Resources and Marketing Officer for First Fed from January 2018 to March 2020, and Senior Vice President and Director of Human Resources from October 2015 to January 2018. Prior to joining First Fed, he served as a Human Resources and business leader at Citibank and held Human Resources leadership roles within the financial, professional services, and healthcare industries. He holds a Bachelor of Science degree in Management and Human Resources from Utah State University, a Master of Business Administration from Weber State University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

How We Are Regulated

First Northwest Bancorp and First Fed are subject to federal, state, and local laws that may change from time to time. This section provides a general overview of the federal and state regulatory framework applicable to First Northwest Bancorp and First Fed. The descriptions of laws and regulations included herein do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations.

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to First Northwest Bancorp and First Fed (including their interpretation or implementation) cannot be predicted and could have a material effect on First Northwest Bancorp’s and First Fed’s business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to First Northwest Bancorp and First Fed have been made or proposed in recent years. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve or the CFPB could adversely affect our operations and financial condition.

Regulation of First Fed Bank

General. First Fed, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of First Fed to the maximum extent permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require First Fed to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of First Fed is intended for the protection of depositors and the deposit insurance fund ("DIF") of the FDIC and not for the purpose of protecting the shareholder(s) of First Fed or First Northwest Bancorp. First Fed is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to First Northwest Bancorp. See "– Capital Requirements" and "– Dividends."

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered commercial banks, the DFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance of such an institution if the FDIC determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both agencies may utilize less formal supervisory tools to address their concerns about the condition, operations, or compliance status of a commercial bank.

Regulation by the Washington Department of Financial Institutions. State laws and regulations govern First Fed's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. As a state-chartered commercial bank, First Fed must pay semi-annual assessments, examination costs and certain other charges to the DFI.

Washington law generally provides the same powers for Washington commercial banks as federally and other-state chartered banks and savings institutions with branches in Washington, subject to the approval of the DFI. Washington commercial banks are permitted to charge the maximum interest rates on loans and other extensions of credit to Washington residents which are allowable for a national bank in another state if higher than Washington limits. In addition, the DFI may approve applications by Washington commercial banks to engage in an otherwise unauthorized activity if the DFI determines that the activity is closely related to banking and First Fed is otherwise qualified under the statute. This additional authority, however, is subject to review and approval by the FDIC if the activity is not permissible for national banks.

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

Insider Credit Transactions. Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. These extensions of credit (1) must be made on substantially the same terms (including interest rates and collateral) and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not related to the lending bank; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, regulatory enforcement actions, and other regulatory sanctions. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and federal regulations place additional restrictions on loans to insiders and generally prohibit loans to senior officers other than for certain specified purposes.

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Fed up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2021, were $752,000. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

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

The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of First Fed. Management cannot predict what assessment rates will be in the future.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Fed to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2021, First Fed was categorized as "well capitalized" under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards. The minimum capital level requirements applicable to First Northwest Bancorp and First Fed are: (i) a common equity Tier 1 ("CET1") capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 capital to total assets leverage ratio of 4%.

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

As of December 31, 2021, First Northwest Bancorp and First Fed each met the requirements to be "well capitalized" and met the capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Fed to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. For additional information regarding First Northwest Bancorp’s and First Fed’s required and actual capital levels at December 31, 2021, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Federal Reserve and the FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate considering particular risks or circumstances. Management believes that, under the current regulations, First Northwest Bancorp and First Fed will continue to meet their minimum capital requirements in the foreseeable future.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees, and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. First Fed has established comprehensive policies and risk management procedures to ensure the safety and soundness of First Fed.

Federal Home Loan Bank System. First Fed is a member of the FHLB of Des Moines. As a member, First Fed is required to purchase and maintain stock in the FHLB. At December 31, 2021, First Fed held $5.2 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2021, First Fed had $80.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Fed's FHLB of Des Moines stock may result in a corresponding reduction in its capital.

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

Dividends. Dividends from First Fed, which are subject to regulation and limitation, constitute a major source of funds for dividends paid by First Northwest Bancorp to shareholders. As a general rule, regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. According to Washington law, First Fed may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on First Fed’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Fed without the approval of the Director of the DFI.

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

Community Reinvestment Act. First Fed is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low-and moderate -income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. First Fed received a "satisfactory" rating during its most recent CRA examination.

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

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLBA) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Fed is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Fed to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Fed, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. As of December 31, 2021, First Fed was in compliance with the reserve requirements in place at that time.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the BHCA and the Bank Merger Act. First Northwest Bancorp and First Fed have established comprehensive compliance programs designed to comply with the requirements of the BSA and Patriot Act.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act, among other things, established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. First Fed is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, it is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

First Fed is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, some of these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the way financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations can subject First Fed to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights. First Fed has established a comprehensive compliance system to ensure consumer protection.

Regulation and Supervision of First Northwest Bancorp

General. First Northwest Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of First Fed. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that First Northwest Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of First Fed.

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

The Bank Holding Company Act. Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity (including at times when a bank holding company may not be in a financial position to provide such resources or when it may not be in the bank holding company’s or its shareholders' best interests to do so), and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. Any capital loans a bank holding company makes to its bank subsidiaries are subordinate to deposits and to certain other indebtedness of the bank subsidiaries. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations, or both.

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

Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities, and other activities determined to be financial in nature or incidental to financial activities.

Regulatory Capital Requirements. The Federal Reserve has adopted capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the BHCA. These rules apply on a consolidated basis to bank holding companies with $3.0 billion or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled "- Regulation of First Fed Bank - Capital Regulation" and Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2021, First Northwest Bancorp and First Fed qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year.

Restrictions on Dividends. First Northwest Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and it may depend on its ability to receive dividends from First Fed, as discussed above.

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

Tying Arrangements. First Northwest Bancorp and First Fed are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, neither First Northwest Bancorp nor First Fed may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by First Northwest Bancorp or First Fed; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

The Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010 and imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and required new capital regulations that are discussed above under "- Regulation of First Fed - Capital Regulations." In addition, among other changes, the Dodd-Frank Act requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two, or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments; and (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer.

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

Recent and Proposed Legislation. The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact First Northwest Bancorp's and First Fed’s business. First Northwest Bancorp and First Fed cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations. Recent history has demonstrated that new legislation or changes to existing laws or regulations typically result in a greater compliance burden (and therefore increase the general costs of doing business), and the current administration under President Biden has indicated a general intent to regulate the financial services industry more strictly than the administration of his predecessor.

Effects of Federal Government Monetary Policy. First Northwest Bancorp’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. Recently, the Federal Reserve has suggested that its focus will shift from policies supportive of economic growth, including the maintenance of low interest rates and other credit support, to policies that seek to address the rapid increase in inflation experienced in 2021. The nature and impact of future changes in monetary policies and their impact on First Northwest Bancorp and First Fed cannot be predicted with certainty.

Cybersecurity. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If First Fed fails to observe such regulatory guidance or standards, it could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Washington, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. Cybersecurity concerns are further heightened by Russia's recent invasion of Ukraine.

COVID-19 Legislation and Regulation. Governments at the federal, state, and local levels have taken significant steps over the last two years to address the impact of the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, which included $350 billion in stimulus for small businesses under the SBA PPP, along with direct stimulus payments for many eligible Americans. The initial amounts available under the SBA PPP were quickly exhausted, and Congress twice provided historic amounts of additional funding to the SBA PPP and to other programs in support of spending for hospitals, schools and local governments, for vaccination efforts and virus testing, and for other related purposes. The SBA PPP ended in the second quarter of 2021, although we continue to receive and process applications for forgiveness and many borrowers remain eligible. The legislative and regulatory landscape surrounding the COVID-19 pandemic, and the effects of legislative and regulatory initiatives on the economy, have been subject to rapid change, and may continue to evolve, and neither the Company nor First Fed can predict with certainty the impact it will have on our results of operations or business generally.

Environmental, Social and Governance. Bank regulatory agencies and the SEC have shown increasing interest in environmental, social and internal governance matters (often referred to as “ESG”) and have stated their intent to heighten regulatory oversight of companies’ efforts to address the effect of ESG issues on their businesses. First Northwest Bancorp and First Fed are committed to considering ESG factors, which we recognize are key drivers of long-term business growth, in the development of our business strategies. We believe our commitment to good corporate citizenship and the achievement of ESG policy goals enhances our ability to pursue business opportunity and manage risk across our business, and supports our values in addressing the environmental and social challenges faced by the communities we serve. Our Board oversees our ESG activities, including our ESG strategies, compliance, and goals. Additionally, our Nominating and Corporate Governance Committee oversees our policies and operational controls for environmental, health, safety and social risks. The Nominating and Corporate Governance Committee meets regularly to set ESG goals for the Company, as well as to monitor progress and results.

Taxation

Federal Taxation

General. First Northwest Bancorp and First Fed are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Fed. First Fed is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before December 31, 2017. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Northwest Bancorp will file a consolidated federal income tax return with First Fed. Accordingly, any cash distributions made by First Northwest Bancorp to its shareholders would be considered taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Fed currently reports its income and expenses on the accrual method of accounting. Beginning with the six months ended December 31, 2017, federal income tax returns are filed using a December 31 year end. Prior periods, through June 30, 2017, used a fiscal year ending on June 30 for filing federal income tax returns.

Corporate Dividends-Received Deduction. First Northwest Bancorp may eliminate from its income dividends received from First Fed as a wholly owned subsidiary of First Northwest Bancorp if it elects to file a consolidated return with First Fed. The corporate dividends-received deduction is 100%, or 65%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 50% of dividends received or accrued on their behalf.

Washington Taxation

The Company and First Fed are subject to a business and occupation tax imposed under Washington law at the rate of 1.75% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Item 1A. Risk Factors.

Economy and Our Markets

Adverse economic conditions in market areas we serve could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

A significant portion of our loans are to businesses and individuals in the state of Washington. An economic decline affecting our region could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent on international trade. Other businesses in our market area and around the world were impacted in a significant way by the COVID-19 pandemic.

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

Public health crises, geopolitical developments, acts of terrorism, natural disasters, climate change and other external factors could harm our business.

Public health crises, such as the global outbreak of COVID-19, domestic or geopolitical crises, such as the recent invasion of Ukraine by Russia, political instability or civil unrest, terrorism, human error or other events outside of our control, could cause disruptions to our business or the United States economy, and our business and operating results could suffer. Natural disasters may disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate. Climate change may worsen the severity and impact of future natural disasters and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to the business and operations of our customers, with potential negative effects on our loan portfolio and growth opportunities. A significant natural disaster, such as a tsunami, earthquake, fire or flood, where we or our customers live and do business, could have a material adverse impact on our local market areas and ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. The effects of any of the foregoing factors could have a material adverse effect on our business, operations and financial condition.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs, which could adversely affect our earnings and capital levels.

 Liquidity is essential to our business. We rely on a variety of sources in order to meet our potential liquidity demands. We require enough liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB or other wholesale funding sources.

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

The COVID-19 pandemic has adversely impacted our ability to conduct business and may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly affected our operations and the way we provide banking services to businesses and individuals. As an essential business, we provided banking and financial services to our customers throughout the pandemic. We returned to regular lobby and drive-thru access at our branch locations in May 2021. In addition, we continue to provide access to banking and financial services through online banking, Interactive Teller Machines ("ITMs"), Automated Teller Machines ("ATMs"), and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

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

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in changes in the demand for certain loan types, including government sponsored programs such as the Paycheck Protection Program, deposit availability, and market interest rates. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, our net interest income and net interest margin may continue to be adversely affected.

Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of substantial uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. Consistent with guidance provided by banking regulators, we modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, not every borrower may be able to make full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

SBA PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. The great majority of our SBA PPP borrowers have received full or partial forgiveness of their loan obligations. We have credit risk on SBA PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive an SBA PPP loan. As of December 31, 2021, we hold and service SBA PPP loans with an aggregate balance of $14.6 million.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Credit and Asset Quality

Our increased emphasis on commercial real estate lending subjects us to various risks that could adversely impact our results of operations and financial condition.

We have increased the amount of our commercial real estate and multi-family loans to $535.7 million, or 39.5% of our total loan portfolio, at December 31, 2021, from $459.0 million, or 39.8%, of our total loan portfolio at December 31, 2020. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans. As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny by the FDIC under its policies applicable to management of its portfolio of commercial loans.

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

Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could materially adversely affect our future earnings. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, which results in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2021, we had $71,000 of nonperforming commercial real estate loans and $0 of nonperforming multi-family loans in our portfolio.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans secured by commercial and multi-family real estate as well as business assets, has increased to $615.6 million, or 45.4% of total loans, at December 31, 2021, from $559.2 million, or 48.5% of total loans, at December 31, 2020. Construction and land loans have increased to $224.7 million, or 16.5% of total loans, at December 31, 2021, from $123.6 million, or 10.7% of total loans, at December 31, 2020. Rapidly growing loan portfolios are, by their nature, less seasoned and our experience with these loans may not provide us with a significant payment history pattern. Rapid growth combined with the geographic expansion of our lending area may make estimating loan loss allowances more difficult and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

First Fed has extended significant amounts of credit to a limited number of borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2021, the aggregate amount of loans, including unused commitments, to First Fed's five largest borrowers (including related entities) amounted to approximately $116.5 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2021, totaled $146.6 million, or 10.8% of total loans. Although none of the loans to First Fed's 20 largest borrowers were nonperforming loans as of December 31, 2021, concentration of credit to a limited number of borrowers increases the risk in First Fed's loan portfolio. If one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Fed is more likely to have a material adverse impact on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2021, our construction and land loans increased $101.1 million, or 81.8%, to $224.7 million, or 16.5%, of the total loan portfolio at December 31, 2021 and consisted of properties secured by one- to four-family residential of $39.7 million, multi-family of $89.7 million, commercial acquisition-renovation of $51.1 million, commercial real estate of $35.7 million, and land of $8.6 million. Land loans include raw land and land acquisition and development loans.

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

A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us, and an adverse development with respect to one loan or one credit relationship may expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs.

Our business may be adversely affected by credit risk associated with residential real estate.

At December 31, 2021, $334.1 million, or 24.6% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans that do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of second mortgage loans.

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

At December 31, 2021, we had $79.8 million, or 5.9% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. These borrowers' cash flows may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. SBA PPP loans totaling $14.6 million are included in commercial business loans.

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

Additionally, pursuant to our growth strategy, management recognizes that significant new loan growth, new loan products, new market areas, and the refinancing of existing loans, resulting in portfolios composed of unseasoned loans that may not perform in a historical or projected manner, may increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Significant provisions to our allowance could materially decrease our net income. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2021, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $1.4 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency actions, defaults or other adverse events affecting the issuer or the underlying collateral, if any, of the security, changes in market interest rates, and continued instability in the capital markets. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the recent invasion by Russia of Ukraine, terrorism, or other geopolitical events. These factors, among others, could cause other-than-temporary-impairment ("OTTI"), realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could materially affect our business, financial condition, and results of operations. Determining OTTI requires complex, subjective judgments about the future financial performance and liquidity of the security's issuer and underlying collateral, if any, to assess the probability of receiving all contractual principal and interest payments due, and these estimates may differ significantly from actual future performance of the security.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional and digital banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Competitors in these nonbank sectors may have fewer regulatory constraints, as well as lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability and result in a material adverse effect on our financial condition and results of operations.

We are subject to certain risks in connection with our use of networks and technology systems.

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

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability, heightened regulatory scrutiny or fines, violations of consumer protection and privacy laws, and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer and consumer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure that we would be able to negotiate terms that are as favorable to us or obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Interest Rates, Operations and Risk Management

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. When the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases, and may also adversely affect the U.S. economy and, as a result, our business as a whole. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment for the past few years, an increasing percentage of our deposits have been composed of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would be adversely affected.

Changes in interest rates also affect the value of our interest-earning assets, including our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on our shareholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely will not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk," of this Form 10-K for additional information.

Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

In July 2017, the United Kingdom Financial Conduct Authority announced the potential replacement of the London Interbank Offered Rate ("LIBOR") at the end of 2021. LIBOR is used extensively in the U.S. and globally as a "benchmark" or "reference rate" for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and has crafted a plan to facilitate the transition. Our subordinated debt issued in March 2021 provides for application the SOFR rate to determine the interest that will be payable on the Notes beginning in March 2026. There are significant conceptual and technical differences between LIBOR and SOFR. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, variable rate loans, and other securities or financial arrangements. ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, recently announced it would consult on its plans for discontinuation of LIBOR. IBA ended publication of some LIBOR tenors on December 31, 2021, and intends to end publication of the remaining LIBOR tenors in June 2023. Financial services regulators and industry groups are seeking to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. It is not currently possible to determine whether, or to what extent, the replacement of LIBOR will impact the value of any loans and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes may impact our financial condition or results of operations.

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

At December 31, 2021, $33.8 million of our one- to four-family, $64.0 million of our consumer, and $18.1 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Fed. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third-party servicer to timely pursue foreclosure action, may increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered commercial banks are subject to loans-to-one-borrower restrictions, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Fed would be limited to loans to one borrower of $42.4 million at December 31, 2021. Under its current policy, First Fed has elected to restrict its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $31.8 million at December 31, 2021, unless specifically approved by the Senior Loan Committee as an exception to policy. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

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

General Risk Factors

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

Our consideration of whole bank, branch acquisitions, or fintech partnerships in the future may expose us to financial, execution and operational risks that could adversely affect us.

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

Over the past seven years, we have opened four new full-service branches and two business centers. We also acquired a branch from another financial institution in 2021. We may continue to open or purchase new branches and lending centers, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we projected and opening new offices will increase our operating expenses. The cost of opening additional de novo branches and lending centers is uncertain, and projected timelines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or lending center may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established.

We also plan to expand our digital footprint through partnerships with and investments in fintech companies. The new technology and start-up companies we invest in may not be as successful as anticipated or may fail, resulting a total loss of our related investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's main administrative office is located at 105 West Eighth Street, Port Angeles, WA 98362. As of December 31, 2021, we conducted our business through twelve branch offices located in Clallam, Jefferson, King, Kitsap, and Whatcom Counties, Washington; two business centers located in King and Whatcom Counties, Washington; and our main administrative office and a support service center located in Clallam County, Washington. The Company owns seven branch offices, the main administrative office and the support services center. The remaining five branch offices and two business centers are leased. The net book value of the Company’s properties totaled $14.7 million at December 31, 2021. Additional information is presented in Note 4 - Premises and Equipment and Note 5 - Leases of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Item 3. Legal Proceedings

The Company and First Fed are involved from time to time in various claims and legal actions arising in the ordinary course of business. There are currently no matters that, in the opinion of management, would have a material adverse effect on our consolidated financial position, results of operation, or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 10, 2022, there were 10,006,022 shares of common stock issued and outstanding and we had approximately 539 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Stock Repurchases. The Company's repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 1,023,420 shares of its common stock.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2021 - October 31, 2021	24,801	$17.51	24,801	691,134
November 1, 2021 - November 30, 2021	5,502	18.31	2,934	688,200
December 1, 2021 - December 31, 2021	33,722	18.58	29,830	658,370
Total	64,025	$18.10	57,565

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 2,568 shares, and 3,892 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of December 31, 2021, a total of 365,050 shares, or 35.7% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $17.05 per share, leaving 658,370 shares available for future purchases.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Northwest is a bank holding company primarily engaged in the business activity of its subsidiary, First Fed. First Fed is a community-oriented financial institution serving Clallam, Jefferson, King, Kitsap, and Whatcom counties in Washington State, through its twelve full-service branches and two business centers. We offer a wide range of products and services focused on the financial security and payment needs of the communities we serve. While we have a concentration of first lien one- to four-family mortgage loans, in order to diversify our portfolio and increase interest income, we have increased our origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our auto and consumer loans through originations, indirect auto lending, and purchased auto loan programs. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities.

First Fed is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, including fiscal stimulus, interest rate policy and open market operations, housing and financial institutions. Deposit flows are influenced by various factors, including sales and marketing efforts, interest rates paid on competing deposits, available alternative investments such as the stock market, account maturities, government stimulus and unemployment programs, and the overall level of personal income and savings. Lending activities are influenced by prevailing interest rates and property values in our markets, the demand for funds, the number and quality of lenders employed by First Fed, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates can affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, and gains and losses from sales of securities.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations required to adequately provide for probable losses inherent in our loan portfolio through our allowance for loan losses. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.

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

Our Business and Operating Strategy

Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in the last three years include:

•

Expanding our market presence. We hired several experienced and talented bankers with connections throughout Western Washington. We opened a full-service branch in Ferndale, Washington and purchased a branch in Bellevue, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our market areas in the North Olympic Peninsula; Kitsap Peninsula; and Bellingham, Washington. We also utilize technology to expand our market presence and to service new and existing businesses and consumers.

•	Investing in financial technology ("fintech") companies. We have a ten-year commitment to invest in Canapi, which provides funding to fintech start-ups. The Canapi relationship allows us early access to companies producing technology and apps that may be of interest as we grow in the fintech sector. One such connection led us to POM and our partnership in Quin Ventures to build a financial wellness platform. We also have a ten-year commitment to invest in BankTech, a newly formed venture capital fund with a focus on technology designed for community banks.
•

Enhancing the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans, as well as our portfolio of commercial business loans. This helped to increase overall net interest income.

•

Adding new servicing capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and small business digital banking, and commercial digital banking capabilities. At our branch locations in Forks, Port Angeles, Silverdale, Bainbridge Island, and Bellingham, Washington, and at our main administrative building and downtown locations in Port Angeles, Washington, we have implemented interactive teller machines, allowing our customers to conduct business with a teller through a video monitor.

•

Enhancing our infrastructure. We have focused on upgrading our infrastructure, in terms of both equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. We intend to implement these strategies to achieve our objectives:

•

Increasing our portfolio of higher yielding commercial loans. Through increased loan originations, we intend to increase our loan to deposit ratio and the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased from $559.2 million, or 48.5% of total loans, at December 31, 2020, to $615.6 million, or 45.4% of total loans, at December 31, 2021. We also increased our commercial construction lending from $90.8 million, or 7.9% of total loans, at December 31, 2020, to $176.4 million, or 13.0% of total loans, at December 31, 2021. The increase resulted in part from building the commercial team by adding talented lenders; developing relationships with loan referral sources, including our Board of Directors and loan brokers; pursuing loan purchase and participation opportunities; competing successfully in new and existing markets; and benefiting from the improvement of the economy in northwestern Washington.

•

Increasing noninterest income. We plan to broaden our offerings of SBA loan products, which provide the opportunity to sell the guaranteed portion of loans originated, adding to our gain on sale of loans while also generating servicing fee income. We will continue our participation in the ARC program to generate additional loan fee income. We will maintain our focus on mortgage loan sales to increase income from both sale and servicing fees. We may also sell loans in order to manage concentrations and risk, which would generate gain and possibly additional servicing income. We anticipate that future revenue will be generated through our fintech partnerships and banking-as-a-service, which would add transactional income and increased interchange fee income.

•	Maintaining our focus on asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets were $2.3 million at December 31, 2020 and $1.4 million at December 31, 2021. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide comments regarding our loan policies and procedures.
•

Attracting core deposits and other deposit products. Our strategy is to emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on their primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we continually upgrade our digital delivery solutions, such as on-line personal financial management, business online banking, business remote deposit products, mobile remote deposit services through smartphones and tablets, account-to-account transfer services between First Fed and other banks, and person-to-person funds transfer through smartphones and tablets, enabling us to compete effectively with banks of all sizes. We enhanced our integrated mobile banking platform by introducing applications for both smartphones and tablets, upgraded our business on-line banking platform, and extended banking hours through our interactive teller machines. In 2020, we significantly increased our level of commercial demand deposits with the addition of a Treasury Management department.

•

Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our market areas. We intend to continue our franchise growth. We expect that community bank consolidation will continue to take place and may consider acquiring additional individual branches or other banks. Our primary focus for expansion will be in Western Washington; however, we may offer digital delivery in other markets.

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

•

Improving our digital presence and streamlining the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. In 2019, the Company committed to fund $3.0 million in Canapi to identify and infuse capital into certain promising digital companies for which we may have an interest in using their services at some future date or which may result in additional investment opportunities. This commitment includes management participation in meetings and events that we feel will benefit us when making decisions regarding digital services offerings and customer engagement. We introduced a new online mortgage application with a leading fintech partner in 2020 and launched new digital deposit application and consumer loan origination platforms in 2021.

•

Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We continued to engage with Northpointe Bank to participate in interim financing for mortgage originators during the year and have increased our auto loan portfolio significantly as a result of our partnership involving the purchase of loans made to borrowers purchasing high-end automobiles and classic cars. We also engaged with Triad Financial Services in 2020 to purchase a pool of manufactured home loans as well as purchase individual loans on an ongoing basis. We will continue to explore other opportunities such as these as a means to improve net income and supplement organic originations.

•	Expanding into the digital and fintech markets. Banking-as-a-service offers significant growth opportunities. The fintech and digital banking markets offer innovation and expansion that First Fed can support through servicing products offered. We announced our partnership with Splash in January 2022 to collaborate on developing and deploying consumer loan products and solutions throughout the country. We continue to explore additional opportunities to partner with fintech and digital banking partners in order to expand this part of our digital strategy.

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

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio as of the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews, and the Board of Directors approves, at least quarterly, the level of the allowance and the provision for loan losses based on past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the DFI, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgment about information available at the time of their examination. A large loss could deplete the allowance and require increased provisions for loan losses to replenish the allowance, which would adversely affect earnings. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Mortgage Servicing Rights. We record mortgage servicing rights on loans originated and subsequently sold into the secondary market. We stratify our capitalized mortgage servicing rights based on the type, term and interest rates of the underlying loans. Mortgage servicing rights are initially recognized at fair value. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively affected. See Notes 1 and 6 to the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Assets. Total assets increased $266.7 million, or 16.1%, to $1.92 billion at December 31, 2021, from $1.65 billion at December 31, 2020, primarily due to an increase in new deposits.

Total loans, excluding loans held for sale, increased $203.1 million, or 17.6%, during the year ended December 31, 2021. Multi-family and commercial real estate loans increased $76.7 million, or 16.7%, consisting mainly of an increase in multi-family real estate loans of $66.7 million. Auto and other consumer loans increased $54.5 million, or 42.5%, with the purchase of a pool of manufactured home loans as well as purchases of individual manufactured home loans and specialty auto loans. Commercial business loans decreased $20.4 million due to a decrease in the Northpointe Bank Mortgage Participation Program and payoffs of SBA Paycheck Protection Program loans.

One- to four-family residential loans decreased $14.9 million, or 4.8%, as payoffs outpaced new loan production during the year. We continue to focus on the origination of one- to four-family mortgage loans with the intention of retaining certain loans that may not be readily sold in the secondary market, while selling the majority of our saleable production to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other investors.

Construction and land loans increased $101.1 million, or 81.8%. There was $194.3 million in undisbursed construction commitments at December 31, 2021 compared to $155.1 million at December 31, 2020. Undisbursed construction commitments at December 31, 2021 included $54.5 million of mainly custom one- to four-family residential construction, $105.0 million of multi-family construction, $29.7 million of commercial real estate construction, and $5.0 million of commercial acquisition-renovation construction. Our construction loans are geographically disbursed throughout the state of Washington with two commitments for properties in Oregon. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. Internal staff monitor certain projects, which enhances fee income related to these loans.

During the year ended December 31, 2021, the Company originated $780.5 million of loans, of which $226.4 million, or 29.0%, were originated in the Olympic Peninsula region; $479.7 million, or 61.5%, in the Puget Sound region; $42.7 million, or 5.5%, in other areas in Washington; and $31.6 million, or 4.1%, in other states. The Company also purchased loans totaling $115.5 million with the largest concentration of property located in California.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Real Estate:
One- to four-family	$294,965	$309,828
Multi-family	172,409	162,467
Commercial real estate	363,299	296,574
Construction and land	224,709	123,627
Total real estate loans	1,055,382	892,496

Consumer:
Home equity	39,172	33,103
Auto and other consumer	182,769	128,233
Total consumer loans	221,941	161,336

Commercial business loans	79,838	100,201

Total loans	1,357,161	1,154,033
Less:
Net deferred loan fees	4,772	4,346
Premium on purchased loans, net	(12,995)	(6,129)
Allowance for loan losses	15,124	13,847
Total loans receivable, net	$1,350,260	$1,141,969

Our allowance for loan losses increased $1.3 million, or 9.2%, during the year ended December 31, 2021, as the result of loan growth. Asset quality has remained stable year over year despite the uncertain economic conditions due to the pandemic. As a result, a negative provision of $150,000 was taken during 2021. Management continues to closely monitor these conditions. The allowance for loan losses as a percentage of total loans was 1.1% at December 31, 2021 and 1.2% at December 31, 2020. There was no material change in our allowance for loan losses as a percentage of total loans during the year ended December 31, 2021 compared to 2020. We believe our allowance for loan losses is adequate to cover inherent losses in the loan portfolio.

Nonperforming loans decreased $892,000, or 39.2%, during the year ended December 31, 2021 to $1.4 million. This decrease was mainly the result of decreases in nonperforming one- to four-family of $418,000, auto and other consumer of $309,000, and multi-family loans of $284,000, partially offset by an increase in home equity loans of $209,000. Nonperforming loans to total loans was 0.1% at December 31, 2021, a decline from 0.2% at December 31, 2020. Real estate owned and repossessed assets decreased $2,000, or 100.0%, as defaulted auto loans were sold. The allowance for loan losses as a percentage of nonperforming loans increased to 1095.1% at December 31, 2021 from 609.2% at December 31, 2020 as result of the decrease in nonperforming loans.

At December 31, 2021, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $5.1 million, or 67.3%, to $12.6 million at December 31, 2021, from $7.5 million at December 31, 2020. The change in classified loans was mainly the result of an increase in substandard commercial real estate during the year. The Bank continued to work with its borrowers to facilitate satisfactory repayment.

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. For additional information, see "COVID-19 Loan Modifications" in Item 1.

Total investment securities decreased $20.1 million, or 5.5%, to $344.2 million at December 31, 2021, from $364.3 million at December 31, 2020. The year-over-year decrease was the result of sales, prepayment activity, and normal amortization during the year, partially offset by purchases. During 2021, we purchased $148.4 million of available-for-sale securities as a source of additional interest income. We also took advantage of market opportunities to improve long-term yields, reduce our LIBOR risk, and manage duration by selling $107.8 million of available-for-sale securities for a total gain of $2.4 million during the same period. The estimated average life of the total investment securities portfolio was 5.7 years, and the average repricing term was approximately 7.3 years as of December 31, 2021, based on the interest rate environment at that time. We anticipate the investment portfolio will continue to provide additional interest income, act as a source of liquidity to fund loan growth and give us the ability to manage interest rate risk.

Mortgage-backed securities represent the largest portion of our investment portfolio and totaled $140.0 million at December 31, 2021, an increase of $50.7 million, or 56.8% from $89.3 million at December 31, 2020. Municipal bonds are the second largest segment, totaling $113.4 million at December 31, 2021, a decrease of $14.5 million, or 11.3%, from $127.9 million at December 31, 2020. Other investment securities, including U.S. government agencies, corporate and asset-backed securities, were $90.9 million at December 31, 2021, an increase of $56.3 million, or 38.3% from $147.2 million at December 31, 2020. At December 31, 2021, the investment portfolio contained 43.0% of amortizing securities, compared to 48.0% at December 31, 2020. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We continue to focus on growing our loan portfolio and improving our earning asset mix over the long term, as evidenced by net loan growth exceeding the rate of investments during the year. We may purchase investment securities as a source of additional interest income and in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Liabilities. Total liabilities increased $262.6 million, or 17.9%, to $1.73 billion at December 31, 2021, from $1.47 billion at December 31, 2020, mainly due to deposit account balances increasing $247.1 million, or 18.5%, to $1.58 billion at December 31, 2021 from $1.33 billion at December 31, 2020. Money market accounts increased $168.7 million, transaction accounts increased $69.0 million, and savings accounts increased $30.2 million as customers significantly increased their liquidity during the year. Certificates of deposit decreased $61.5 million, or 19.9%, to $247.2 million at December 31, 2021. Included in certificates of deposit balances at year end were $65.7 million in brokered certificates of deposit. Our focus will continue to be on increasing our customer deposits and maintaining a stable source of funding for our continued growth.

FHLB borrowings decreased $30.0 million, or 27.3%, to $80.0 million at December 31, 2021, from $110.0 million at December 31, 2020, as lower-cost deposit balances increased. Overnight variable-rate advances were repaid, helping to manage our cost of funds and interest rate risk.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes are structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds of the offering for general corporate purposes and provided $20.0 million to the Bank as Tier 1 capital. The remaining balance at December 31, 2021 was $39.3 million.

Equity. Total shareholders' equity increased $4.6 million, or 2.5%, to $191.0 million at December 31, 2021, from $186.4 million at December 31, 2020. This increase during the year resulted from net income of $15.4 million and an increase of $2.4 million related to our stock-based compensation plans. These increases were partially offset by a decrease of $6.0 million related to our repurchase of shares, a decrease of $5.2 million due to the change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax, and $2.5 million in dividends paid in 2021. During the year ended December 31, 2021, we repurchased 349,497 shares of common stock at an average cost of $17.07 per share, pursuant to the Company's 2020 stock repurchase plans.

Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020

General. The Company had net income for the year ended December 31, 2021 of $15.4 million, compared to net income of $10.3 million for the year ended December 31, 2020, an increase of $5.1 million, or 49.1%. The increase in net income was due to increases in net interest income and noninterest income. We earned $1.63 per common and diluted share for the year ended December 31, 2021, compared to $1.07 per common and diluted share for the year ended December 31, 2020. The increase in earnings per share year-over-year was the result of an increase in net income combined with lower weighted-average common shares outstanding of 9,133,953 basic and 9,228,740 diluted shares in 2021, compared to 9,370,778 basic and 9,402,198 diluted shares for the same period in 2020. The decrease in average shares year-over-year is due to our share repurchase program and restricted stock award forfeitures offset by restricted stock award grants.

Net Interest Income. Net interest income increased $14.3 million, or 32.6%, to $58.3 million for the year ended December 31, 2021, from $44.0 million for the year ended December 31, 2020, mainly as the result of additional interest income related to the increase in the average balances of loans receivable and investment securities.

The average balance of loans receivable increased $270.0 million, at an average yield of 4.44%, for the year ended December 31, 2021 compared to an average yield of 4.44%, for the year ended December 31, 2020. The cost of interest-bearing liabilities decreased to 0.43% for the year ended December 31, 2021 compared to 0.75% for the year ended December 31, 2020. The combination of increased loan receivable balances and lower cost of funds resulted in a 24 basis point increase in our net interest margin to 3.51% at December 31, 2021, from 3.27% at December 31, 2020.

Net interest income increased $14.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, of which $12.5 million was the result of an increase in volume and $1.8 million due to changes in yields. As noted above, loans receivable was the main contributor to the increase in net interest income with $12.0 million due to an increase in average volumes. The decrease to the cost of average interest-bearing liabilities for the year ended December 31, 2021 was due primarily to lower rates paid on deposit accounts, partially offset by an increase from the subordinated debt issued in 2021.

Interest Income. Interest income increased $12.0 million, or 23.2%, to $63.7 million for the year ended December 31, 2021 from $51.7 million for the comparable period in 2020, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $12.0 million as a result.

Interest income on investment securities increased $250,000 to $5.8 million for the year ended December 31, 2021 compared to $5.6 million for the year ended December 31, 2020. The increase in interest income on investment securities was driven by a $17.1 million increase in the average balance during the year to $244.4 million for the year ended December 31, 2021 compared to $227.3 million for the year ended December 31, 2020. The average yield decreased 7 basis points. The change in average yields on investment securities does not include the benefit of nontaxable income from municipal bonds. Interest income on mortgage-backed and related securities decreased $151,000 to $2.6 million for the year ended December 31, 2021 from $2.7 million for the year ended December 31, 2020, commensurate with a decline in the average balance of $3.2 million and a decrease in average yield of 7 basis points.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2021		2020
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,239,919	4.44%	$970,039	4.44%	$11,966
Investment securities	244,364	2.38	227,269	2.45	250
Mortgage-backed securities	120,636	2.11	123,838	2.18	(151)
FHLB stock	4,058	4.68	4,495	5.67	(65)
Interest-bearing deposits in banks	52,242	0.16	20,129	0.47	(11)
Total interest-earning assets	$1,661,219	3.83%	$1,345,770	3.84%	$11,989

Interest Expense. Total interest expense decreased $2.4 million, or 30.4%, for the year ended December 31, 2021, compared to the prior year, with decreases in deposit costs of $3.3 million, partially offset by increases in borrowing costs of $916,000. Deposit costs decreased due to the decrease in the interest rates combined with growth in lower-rate non-maturity deposits. The average balance of interest-bearing deposits increased $197.1 million, or 20.6%, to $1.15 billion for the year ended December 31, 2021 from $957.3 million for the year ended December 31, 2020, as we continued to target growth in deposits in new and existing market areas. Additionally, the bank experienced deposit growth due the significant inflow of deposits into the banking system during the pandemic due to government stimulus payments and changes to consumer and business savings and spending habits. During the year ended December 31, 2021, the cost of certificates of deposit decreased $2.3 million due to a decrease in the average rate paid of 59 basis points. The average rate paid on savings accounts decreased 43 basis points and the cost of money market accounts decreased 21 basis points even though the average balance of all deposit accounts increased $300.6 million. The average cost of all interest-bearing deposit products decreased 41 basis points to 0.29% for the year ended December 31, 2021 from 0.70% for the year ended December 31, 2020. Borrowing rates decreased 42.7%, or 32 basis points, mainly due to lower rates paid on overnight and long-term borrowings, partially offset by the subordinated debt issued in March 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2021		2020
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing transaction	$175,608	0.02%	$135,315	0.03%	$6
Money market accounts	525,986	0.22	332,854	0.43	(281)
Savings accounts	185,315	0.07	170,016	0.50	(715)
Certificates of deposit	267,521	0.77	319,096	1.36	(2,277)
FHLB borrowings	54,033	1.43	73,268	1.45	(287)
Subordinated debt, net	30,370	3.96	—	—	1,203
Total interest-bearing liabilities	$1,238,833	0.43%	$1,030,549	0.75%	$(2,351)

Provision for Loan Losses. The provision for loan losses decreased during the year ended December 31, 2021 compared to 2020. The lower provision reflects improvement in economic conditions, less uncertainty regarding the impact of COVID-19, and stable credit quality compared to the prior year. Management took a negative provision of $150,000 during 2021.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Provision for loan losses	$1,350	$5,046
Charge offs net of recoveries	(73)	(827)
Allowance for loan losses	15,124	13,847
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.1%	1.2%
Total nonaccrual loans	1,381	1,796
Allowance for loan losses as a percentage of nonaccrual loans at end of period	1095.1%	771.0%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$1,357,161	$1,154,033

Noninterest Income. Noninterest income decreased 1.3% to $15.6 million for the year ended December 31, 2021, compared to $15.9 million for the year ended December 31, 2020, reflecting a lower gain on sale of mortgage loans, lower gain on sale of securities, and a decrease in the cash surrender value of bank owned life insurance (BOLI) due to a one-time increase recorded in the third quarter of 2020 from a restructure of the BOLI policies in 2020. Decreases were partially offset by increases in the gain on sale of commercial loans and related servicing asset, SBA and adjustable-rate conversion program participation fees, and a gain on our investment in Canapi Ventures Fund LP.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,860	$3,454	$406	11.8%
Sold loan servicing fees, net of amortization	946	137	809	590.5
Net gain on sale of loans	5,278	6,433	(1,155)	(18.0)
Net gain on sale of investment securities	2,410	3,147	(737)	(23.4)
Increase in cash surrender value of bank-owned life insurance, net	965	1,826	(861)	(47.2)
Other income	2,179	849	1,330	156.7
Total noninterest income	$15,638	$15,846	$(208)	(1.3)%

Noninterest Expense. Noninterest expense increased to $54.4 million for the year ended December 31, 2021, from $41.5 million for the year ended December 31, 2020. The year-over-year increase reflects higher compensation expense, including salaries, production-related commissions, incentives and benefits, as well as costs associated with expanding our footprint with two new locations and the relocation of our Fairhaven branch, and technology enhancements for digital and mobile banking products.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$33,515	$24,590	$8,925	36.3%
Data processing	6,244	4,637	1,607	34.7
Occupancy and equipment	4,312	3,879	433	11.2
Supplies, postage, and telephone	1,189	985	204	20.7
Regulatory assessments and state taxes	1,213	930	283	30.4
Advertising	2,040	1,506	534	35.5
Professional fees	1,997	1,523	474	31.1
FDIC insurance premium	752	245	507	206.9
FHLB prepayment penalty	—	210	(210)	(100.0)
Other	3,151	2,959	192	6.5
Total	$54,413	$41,464	$12,949	31.2%

Provision for Income Tax. The provision for income tax for the year ended December 31, 2021, was $3.2 million compared to $3.0 million for the year ended December 31, 2020, reflecting higher net income before provision for income tax in the current year, while the prior year included a penalty recorded related to the surrender of a bank-owned life insurance policy in the third quarter of 2020 which resulted in a higher tax provision as well as a higher effective tax rate for the related period.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2021 and 2020. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	At December 31,	Year Ended December 31,
	2021	2021			2020
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	4.39%	$1,239,919	$55,029	4.44%	$970,039	$43,063	4.44%
Investment securities	2.85	244,364	5,819	2.38	227,269	5,569	2.45
Mortgage-backed securities	2.31	120,636	2,550	2.11	123,838	2,701	2.18
FHLB dividends	4.85	4,058	190	4.68	4,495	255	5.67
Interest-bearing deposits in banks	0.18	52,242	83	0.16	20,129	94	0.47
Total interest-earning assets (2)	3.80	1,661,219	63,671	3.83	1,345,770	51,682	3.84
Noninterest-earning assets		104,011			91,125
Total average assets		$1,765,230			$1,436,895

Interest-bearing liabilities:
Interest-bearing demand deposits	0.01	$175,608	$43	0.02	$135,315	$37	0.03
Money market accounts	0.21	525,986	1,165	0.22	332,854	1,446	0.43
Savings accounts	0.05	185,315	128	0.07	170,016	843	0.50
Certificates of deposit	0.62	267,521	2,060	0.77	319,096	4,337	1.36
Total deposits	0.19	1,154,430	3,396	0.29	957,281	6,663	0.70
FHLB borrowings	1.34	54,033	774	1.43	73,268	1,061	1.45
Subordinated debt, net	3.94	30,370	1,203	3.96	—	—	—
Total interest-bearing liabilities	0.33	1,238,833	5,373	0.43	1,030,549	7,724	0.75
Noninterest-bearing deposits		308,467			205,043
Noninterest-bearing liabilities		29,715			22,805
Average equity		188,215			178,498
Total interest-bearing liabilities		$1,765,230			$1,436,895

Net interest income			$58,298			$43,958
Net interest rate spread	3.47			3.40			3.09
Net earning assets		$422,386			$315,221
Net interest margin (3)				3.51			3.27
Average interest-earning assets to average interest-bearing liabilities		134.1%			130.6%

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

	Year Ended
	December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$11,966	$—	$11,966
Investment and mortgage-backed securities	349	(250)	99
FHLB stock	(25)	(40)	(65)
Other(1)	151	(162)	(11)
Total interest-earning assets	$12,441	$(452)	$11,989

Interest-bearing liabilities:
Interest-bearing demand deposits	$18	$(12)	$6
Money market accounts	827	(1,108)	(281)
Savings accounts	79	(794)	(715)
Certificates of deposit	(700)	(1,577)	(2,277)
FHLB advances	(277)	(10)	(287)
Subordinated debt	—	1,203	1,203
Total interest-bearing liabilities	$(53)	$(2,298)	$(2,351)

Net change in interest income	$12,494	$1,846	$14,340

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

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts may reprice more quickly in response to changes in market interest rates because of their shorter maturities. Certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve-month constant maturity treasury, the London Interbank Offered Rate ("LIBOR"), or the Secured Overnight Financing Rate ("SOFR") will also reprice higher when market interest rates increase. Increases in interest rates should beneficially affect our earnings when variable or adjustable interest-earning assets reprice at higher interest rates faster than it takes for deposit and borrowing costs to reprice higher. Decreases in interest rates may adversely affect earnings as variable and adjustable assets will reprice lower which will reduce interest income. Given the current low cost of funding there is little ability to reduce funding costs to offset the decrease in interest income. Additionally, lower rates may result in increased prepayments and refinancing associated with loans and investment securities, particularly consumer and one- to four-family residential loans and MBS securities with no prepayment restrictions, which are then reinvested into lower yielding assets, further reducing interest income.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Fed’s equity at December 31, 2021, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2021
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 300	$331,261	$7,437	2.3%	18.7%
+ 200	330,571	6,747	2.1	18.2
+ 100	328,392	4,568	1.4	17.7
0	323,824	—	—	17.0
-100	292,916	(30,908)	(9.5)	15.1

Using the same assumptions as above, the sensitivity of our projected net interest income over a one-year period for the year ended December 31, 2021, is as follows:

December 31, 2021
Basis Point Change	Projected Net Interest Income
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 300	$62,967	$1,425	2.3%
+ 200	62,364	822	1.3
+ 100	61,695	153	0.2
0	61,542	—	—
-100	59,991	(1,551)	(2.5)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2021, cash and cash equivalents totaled $126.0 million, and securities classified as available-for-sale, which provide additional potential sources of liquidity, had a market value of $344.2 million. We have pledged collateral to support borrowings from the FHLB of $80.0 million. We have also pledged collateral to the Federal Reserve Bank of San Francisco to secure discount window advances; however, no funds were borrowed as of December 31, 2021.

At December 31, 2021, we had $2.7 million in loan commitments outstanding and an additional $270.5 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2021 totaled $153.5 million, or 62.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods in this low-rate environment. Management believes, based on past experience, that a significant portion of our certificates of deposit will be renewed or rolled into new certificates of deposit given the current rate environment; however, should rates continue to stay at lower levels, balances could continue to shift into more liquid money market accounts over time. If these maturing deposits are not renewed or rolled into other deposit products, however, we will be required to seek other sources of funds, which may include borrowings and brokered deposits. We also can attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits to our competitors. Depending on market conditions, we may also be required to pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. We believe that business developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us enough long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

The Company is a separate legal entity from the Bank and relies on dividends from its subsidiary, First Fed, and cash received from the issuance of subordinated debt for liquidity to pay its operating expenses and other financial obligations. At December 31, 2021, the Company (on an unconsolidated basis) had liquid assets of $14.1 million.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2021, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2021:

	Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Due in One Year
	(In thousands)
Commitments to originate loans:
Fixed-rate loans	$1,658	$1,658
Variable-rate loans	1,062	1,062
Unfunded commitments under lines of credit	75,977	75,977
Unfunded commitments under existing construction loans	194,296	194,296
Standby letters of credit	212	212
Total	$273,205	$273,205

Capital Resources

First Northwest Bancorp is a bank holding company subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Our subsidiary, First Fed, is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require us to maintain minimum amounts and ratios of capital.

First Fed is subject to meeting minimum capital adequacy requirements for common equity Tier 1 ("CET1") capital, Tier 1 risk-based capital, total risk-based capital, and tier 1 capital ("leverage"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

First Fed is subject to capital requirements adopted by the Federal Reserve and the FDIC. See Item 1, "Business-How We Are Regulated," and Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for additional information regarding First Northwest Bancorp and First Fed’s regulatory capital requirements.

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Fed must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 until fully implemented in the amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2021, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Fed is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2021, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2021.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$196,319	10.6%	$74,362	4.0%	$92,953	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	196,319	13.8	64,081	4.5	92,562	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	196,319	13.8	85,442	6.0	113,923	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	211,828	14.9	113,923	8.0	142,403	10.0

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Northwest Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $15.1 million at December 31, 2021. The allowance for loan losses is maintained to provide for estimated inherent losses based on evaluating known and inherent risks in the loan portfolio, and is based upon the Company’s analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, analysis of individual loans for which full collectability may not be assured, and determination of the discounted cash flows or determination of the existence and realizable value of the collateral and guarantees securing the loans.

We identified management’s estimation of the qualitative factor adjustment, which is used in the allowance for loan losses calculation, as a critical audit matter. The qualitative factors are comprised of subjective factors used to estimate losses related to factors that are not captured in the historical loss rates, and are based on management’s evaluation of available internal and external data and involves significant management judgment. The qualitative factor adjustment is added to the historical loss rate to calculate the allowance for loan losses. Auditing management’s judgments regarding the determination of the qualitative factor adjustment applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter include:

●

Obtaining an understanding of the design and implementation of controls relating to management’s calculation of the allowance for loan losses, including controls over the determination of the qualitative factor adjustment used.

●

Obtaining management’s analysis and supporting documentation related to the qualitative factors and tested whether the qualitative factors used in the calculation of the allowance for loan losses were supported by the analysis provided by management, as well as tested source data used in management’s analysis.

●

Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative factor adjustment used by management to account for inherent losses that are not captured in the allowance for loan losses based on historical loss rates alone.

●	Testing the qualitative factor adjustment was applied appropriately into the allowance for loan loss calculation.

/s/ Moss Adams LLP

Everett, Washington

March 18, 2022

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS
Cash and due from banks	$13,868	$13,508
Interest-bearing deposits in banks	112,148	51,647
Investment securities available for sale, at fair value	344,212	364,296
Loans held for sale	760	3,753
Loans receivable (net of allowance for loan losses of $15,124 and $13,847)	1,350,260	1,141,969
Federal Home Loan Bank (FHLB) stock, at cost	5,196	5,977
Accrued interest receivable	5,289	6,966
Premises and equipment, net	19,830	14,785
Servicing rights on sold loans, net	3,282	2,120
Bank-owned life insurance, net	39,318	38,353
Goodwill and other intangible assets	1,183	—
Prepaid expenses and other assets	25,735	10,975

Total assets	$1,921,081	$1,654,349

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,580,580	$1,333,517
Borrowings	80,000	109,977
Subordinated debt, net	39,280	—
Accrued interest payable	393	53
Accrued expenses and other liabilities	29,240	23,303
Advances from borrowers for taxes and insurance	1,108	1,116

Total liabilities	1,730,601	1,467,966

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,972,698 at December 31, 2021; issued and outstanding 10,247,185 at December 31, 2020	100	102
Additional paid-in capital	96,131	97,412
Retained earnings	103,014	92,657
Accumulated other comprehensive income, net of tax	288	5,442
Unearned employee stock ownership plan (ESOP) shares	(8,572)	(9,230)

Total parent's shareholders' equity	190,961	186,383
Noncontrolling interest in Quin Ventures, Inc.	(481)	—

Total shareholders' equity	190,480	186,383

Total liabilities and shareholders' equity	$1,921,081	$1,654,349

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans receivable	$55,029	$43,063
Interest on mortgage-backed and related securities	2,550	2,701
Interest on investment securities	5,819	5,569
Interest-bearing deposits and other	83	94
FHLB dividends	190	255

Total interest income	63,671	51,682
INTEREST EXPENSE
Deposits	3,396	6,663
Borrowings	774	1,061
Subordinated debt	1,203	—

Total interest expense	5,373	7,724

Net interest income	58,298	43,958
PROVISION FOR LOAN LOSSES	1,350	5,046

Net interest income after provision for loan losses	56,948	38,912
NONINTEREST INCOME
Loan and deposit service fees	3,860	3,454
Sold loan servicing fees, net of amortization	946	137
Net gain on sale of loans	5,278	6,433
Net gain on sale of investment securities	2,410	3,147
Increase in cash surrender value of bank-owned life insurance, net	965	1,826
Other income	2,179	849

Total noninterest income	15,638	15,846
NONINTEREST EXPENSE
Compensation and benefits	33,515	24,590
Data processing	6,244	4,637
Occupancy and equipment	4,312	3,879
Supplies, postage, and telephone	1,189	985
Regulatory assessments and state taxes	1,213	930
Advertising	2,040	1,506
Professional fees	1,997	1,523
FDIC insurance premium	752	245
FHLB prepayment penalty	—	210
Other	3,151	2,959

Total noninterest expense	54,413	41,464

INCOME BEFORE PROVISION FOR INCOME TAXES	18,173	13,294
PROVISION FOR INCOME TAXES	3,194	2,954

NET INCOME	14,979	10,340
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	439	—

NET INCOME ATTRIBUTABLE TO PARENT	$15,418	$10,340

Basic and diluted earnings per common share	$1.63	$1.07

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2021	2020

NET INCOME	$14,979	$10,340

Other comprehensive income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(1,771)	11,984
Income tax benefit (provision) related to unrealized holding (losses) gains	373	(2,517)
Unrecognized defined benefit ("DB") plan unrealized holding gain and prior service cost, net of amortization	(2,344)	—
Income tax benefit related to DB plan prior service cost, net of amortization	492	—
Reclassification adjustment for net (gains) losses on sales of securities realized in income	(2,410)	(3,147)
Income tax benefit related to reclassification adjustment on sales of securities	506	661

Other comprehensive (loss) income, net of tax	(5,154)	6,981

COMPREHENSIVE INCOME	9,825	17,321

Comprehensive (loss) income attributable to noncontrolling interest	(439)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO PARENT	$10,264	$17,321

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Gain	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2019	10,731,639	$107	$102,017	$86,156	$(9,890)	$(1,539)	$—	$176,851

Net income				10,340				10,340
Common stock repurchased	(575,859)	(6)	(5,753)	(1,654)				(7,413)
Restricted stock awards granted net of forfeitures	105,124	1	(1)					—
Restricted stock awards canceled	(13,719)	—	(178)	—				(178)
Other comprehensive income, net of tax						6,981		6,981
Share-based compensation			1,295					1,295
Allocation of ESOP shares			32		660			692
Cash dividends declared and paid ($0.21 per share)				(2,185)				(2,185)

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				15,418			(439)	14,979
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(42)	413
Common stock repurchased	(349,497)	(4)	(3,491)	(2,484)				(5,979)
Restricted stock awards granted net of forfeitures	64,839	1	(1)					—
Restricted stock awards canceled	(19,548)	—	(352)	—				(352)
Other comprehensive loss, net of tax						(5,154)		(5,154)
Share-based compensation			1,794					1,794
Allocation of ESOP shares			271		658			929
Cash dividends declared and paid ($0.25 per share)				(2,533)				(2,533)

BALANCE, December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest	$14,979	$10,340
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,432	1,375
Amortization of core deposit intangible	5	—
Amortization and accretion of premiums and discounts on investments, net	1,753	1,551
Accretion (amortization) of deferred loan fees, net	1,260	(1,113)
Amortization of debt issuance costs	57	—
Amortization of servicing rights on sold loans	108	278
Additions to servicing rights on sold loans	(1,233)	(1,564)
Net (decrease) increase on the valuation allowance on servicing rights on sold loans	(37)	37
Provision for loan losses	1,350	5,046
Deferred federal income taxes, net	63	(1,131)
Allocation of ESOP shares	675	475
Share-based compensation	2,294	1,295
Gain on sale of loans, net	(5,278)	(6,433)
Gain on sale of securities available for sale, net	(2,410)	(3,147)
Increase in cash surrender value of life insurance, net	(965)	(1,826)
Origination of loans held for sale	(137,715)	(187,959)
Proceeds from loans held for sale	145,986	191,142
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,677	(3,035)
(Increase) decrease in prepaid expenses and other assets	(15,404)	781
Increase (decrease) in accrued interest payable	340	(319)
Increase in accrued expenses and other liabilities	6,218	7,463

Net cash from operating activities	15,155	13,256

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(152,930)	(305,713)
Proceeds from maturities, calls, and principal repayments of securities available for sale	59,663	57,166
Proceeds from sales of securities available for sale	109,829	210,264
Redemption of FHLB stock	781	57
Purchase of bank-owned life insurance policy	—	(6,500)
Net increase in loans receivable	(210,901)	(267,994)
Purchase of premises and equipment, net	(6,019)	(1,818)
Capital contributions to equity investments	(584)	(1,416)
Capital contributions to low-income housing tax credit partnerships	(248)	—
Net cash acquired from branch acquisition	63,545	—

Net cash from investing activities	(136,864)	(315,954)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$182,196	$331,872
Proceeds from long-term FHLB advances	40,000	30,000
Repayment of long-term FHLB advances	(10,000)	(30,000)
Net decrease in short-term FHLB advances	(59,977)	(2,953)
Proceeds from issuance of subordinated debt, net	39,223	—
Net decrease in advances from borrowers for taxes and insurance	(8)	(29)
Net share settlement of stock awards	(352)	(178)
Repurchase of common stock	(5,979)	(7,413)
Payment of dividends	(2,533)	(2,185)

Net cash from financing activities	182,570	319,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,861	16,416

CASH AND CASH EQUIVALENTS, beginning of period	65,155	48,739

CASH AND CASH EQUIVALENTS, end of period	$126,016	$65,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$4,550	$8,043
Income taxes	$4,270	$2,900
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$2,718	$—

NONCASH INVESTING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(4,181)	$8,837
Loans transferred to real estate owned and repossessed assets, net of deferred loan fees and allowance for loan losses	$—	$529
Investment in low-income housing tax credit partnership and related funding commitment	$4,949	$—
Lease liabilities arising from obtaining right-of-use assets	$4,402	$1,047

BUSINESS COMBINATION (See Note 17)
Fair value of assets acquired	$1,340	$—
Fair value of liabilities assumed	$65,947	$—

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2021, First Northwest had allocated 333,396 shares from the total shares purchased to participants.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp and its wholly owned subsidiary, First Fed, and its controlling interest in Quin Ventures, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. While First Northwest and POM share equal ownership in Quin Ventures, it has been determined that First Northwest has a controlling interest for financial reporting purposes under Accounting Standards Codification 810. The Quin Ventures net loss allocable to POM is shown on the financial statements where applicable thorough a noncontrolling interest adjustment.

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Cash and cash equivalents - Cash and cash equivalents consist of currency on hand, due from banks, and interest-bearing deposits with financial institutions with an original maturity of three months or less. The amounts on deposit fluctuate and, at times, exceed the insured limit by the FDIC, which potentially subjects First Fed to credit risk. First Fed has not experienced any losses due to balances exceeding FDIC insurance limits.

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The deposit requirement was zero at both  December 31, 2021 and 2020. First Fed was in compliance with its reserve requirements at December 31, 2021 and 2020.

Equity securities - Equity securities, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, are carried at fair value. Changes in the fair value of investments in equity securities are recorded in other non-interest income.

Investment securities - Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Fed had no trading securities at December 31, 2021 and 2020. Investment securities are categorized as held-to-maturity when First Fed has the positive intent and ability to hold those securities to maturity. First Fed had no held-to-maturity securities at December 31, 2021 and 2020.

Securities that are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at fair value, with the unrealized holding gain or loss reported in other comprehensive income (OCI), net of tax, as a separate component of shareholders' equity. Realized gains or losses are determined using the amortized cost basis of securities sold using the specific identification method and are included in earnings. Dividend and interest income on investments are recognized when earned. Premiums and discounts on securities without call features are recognized in interest income using the level yield method over the period to maturity. Premiums on securities with call features are amortized to the earliest call date.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews investment securities for other-than-temporary impairment (OTTI) on a quarterly basis. For debt securities, the Company considers whether management intends to sell a security or if it is likely that the Company will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if management intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized as OTTI and charged against earnings. If management does not intend to sell the security and it is not likely that the Company will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to OCI. Impairment losses related to all other factors are presented as separate categories within OCI. If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above.

Federal Home Loan Bank stock - First Fed’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Fed is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2021 and 2020, First Fed’s minimum investment requirement was approximately $5.2 million and $5.9 million, respectively. First Fed was in compliance with the FHLB minimum investment requirement at December 31, 2021 and 2020. First Fed  may request redemption at par value of any stock in excess of the amount First Fed is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Fed did not recognize an OTTI loss on its FHLB stock at December 31, 2021 and 2020.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans are classified as impaired when, based on current information and events, it is probable that First Fed will be unable to collect the scheduled payments of principal and interest when due, in accordance with the terms of the original loan agreement. The carrying value of impaired loans is based on the present value of expected future cash flows discounted at each loan’s effective interest rate or, for collateral dependent loans, at fair value of the collateral, less selling costs. If the measurement of each impaired loan’s value is less than the recorded investment in the loan, First Fed recognizes this impairment and adjusts the carrying value of the loan to fair value through the allowance for loan losses. This can be accomplished by charging off the impaired portion of the loan or establishing a specific component to be provided for in the allowance for loan losses.

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

Loan fees and purchased premiums - Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment to the yield of the loan over the contractual life using the effective interest method. In the event a loan is sold, the remaining deferred loan origination fees and/or costs are recognized as a component of gains or losses on the sale of loans. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized as an adjustment to the yield over the contractual life using the effective interest method.

Allowance for loan losses - First Fed maintains a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. Qualitative factors such as economic, market, industry, and political changes are also considered for calculation of the allowance. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ultimate recovery of loans is susceptible to future market factors beyond First Fed’s control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review First Fed’s allowance for loan losses. Such agencies may require First Fed to recognize additional provisions for loan losses based on their judgment using information available to them at the time of their examination.

Allowances for losses on specific problem loans are charged to income when it is determined that the value of these loans and properties, in the judgment of management, is impaired. First Fed accounts for impaired loans in accordance with Accounting Standards Codification (ASC) 310-10-35, Receivables—Overall—Subsequent Measurement. A loan is considered impaired when, based on current information and events, it is probable that First Fed will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

A TDR is a loan for which First Fed, for reasons related to the borrower’s financial difficulties, grants a concession to the borrower that First Fed would not otherwise consider. The loan terms that have been modified or restructured due to the borrower’s financial difficulty include, but are not limited to, a reduction in the stated interest rate; an extension of the maturity; an interest rate below market; a reduction in the face amount of the debt; a reduction in the accrued interest; or extension, deferral, renewal, or rewrite of the original loan terms.

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

TDR loans may be upgraded in their classification and placed on accrual status once there is a sustained period of repayment performance, usually six months or longer, and there is a reasonable assurance that repayment will continue. First Fed allows reclassification of a troubled debt restructuring back into the general loan pool (as a non-troubled debt restructuring) if the borrower is able to refinance the loan at then-current market rates and meet all of the underwriting criteria of First Fed required of other borrowers. The refinance must be based on the borrower’s ability to repay the debt and no special concessions of rate and/or term are granted to the borrower.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020, and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to a TDR classification. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Relief Act”) was signed into law, which further extended the relief to the earlier of January 1, 2022 or 60 days after the date of termination of the national emergency. If it is determined that the modification does not meet the criteria under the CARES Act or interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.

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

Real estate owned and repossessed assets - Real estate owned and repossessed assets include real estate and personal property acquired through foreclosure or repossession and may include in-substance foreclosed properties. These properties are initially recorded at the fair market value of the property less selling costs. Properties are subsequently evaluated for impairment. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

Loan servicing rights - Originated servicing rights are recorded when loans are originated and subsequently sold with the servicing rights retained. Servicing assets are initially capitalized at fair value with the income statement effect recorded in gains on sales of loans. Management uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used. The fair value of the servicing asset is amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income.

Management assesses impairment of the loan servicing rights based on recalculations of the present value of remaining future cash flows using updated market discount rates and prepayment speeds. Subsequent loan prepayments and changes in prepayment assumptions in excess of those forecasted can adversely impact the carrying value of the servicing rights. Impairment is assessed on a stratified basis with any impairment recognized through a valuation allowance for each impaired stratum. The servicing rights are stratified based on the predominant risk characteristics of the underlying loans: fixed-rate loans and adjustable-rate loans. The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic for loan servicing rights. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sold loan servicing income represents fees earned for servicing loans. Fees for servicing sold loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned unless collection is doubtful. The caption in the consolidated statement of income "Sold loan servicing fees, net of amortization" includes sold loan servicing income, amortization of loan servicing rights, the effects of sold loan servicing run-off, and impairment, if applicable.

Income taxes - First Fed accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for their future tax consequences, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is recognized and computed on the straight-line method over the estimated useful lives as follows:

Years
Buildings	37.5 - 50
Furniture, fixtures, and equipment	3 - 10
Software	3
Automobiles	5

Goodwill - Goodwill is recorded from a business combination as the difference in the purchase price and fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life, and as such, is not amortized. The Company will perform a goodwill impairment on an annual basis. Additionally, the Company will perform an impairment analysis as needed when circumstances indicate impairment potentially exists. Any impairment will be recorded as noninterest expense and corresponding reduction in intangible asset on the consolidated financial statements.

Core deposit intangible - A core deposit intangible ("CDI") asset is recognized from the assumption of core deposit liabilities in connection with the acquisition of one branch from Sterling Bank and Trust of Southfield, Michigan (the "Branch Acquisition"). The asset was valued by a third party and is amortized into noninterest expense over ten years. The CDI is evaluated for impairment annually with any additional decline recorded as noninterest expense on the Consolidated Income Statement.

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

Low Income Housing Tax Credit Investment - The Company has an equity investment in a Low Income Housing Tax Credit Investment ("LIHTC") partnership which is an indirect federal subsidy that finances low-income housing projects. As a limited liability investor in this partnership, the Company receives a tax benefit in the form of a tax deduction from partnership operating losses and a federal income tax credit. The federal income tax credit is earned over a 10-year period as a result of the investment properties meeting certain criteria and is subject to recapture for noncompliance with such criteria over a 15-year period.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for the LIHTC under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Income as a component of income tax expense. The Company reports the carrying value of the equity investment in the unconsolidated LIHTC in Prepaid expenses and other assets on the Company’s Consolidated Balance Sheets.

The maximum exposure to loss in the LIHTC is the amount of equity invested and credit extended by the Company. The Company has evaluated the variable interests held by the Company in the LIHTC investment and determined that the Company does not have controlling financial interests in such investment and is not the primary beneficiary.

Transfers of financial assets - Transfers of an entire financial asset, a group of financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from First Fed, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) First Fed does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The mortgage loans that are sold with recourse provisions are accounted for as sales until such time as the loan defaults.

Periodically, First Fed sells mortgage loans with "life of the loan" recourse provisions, requiring First Fed to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2021 and 2020, was approximately $2.0 million and $2.7 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2021 or 2020. There is an associated allowance of $11,000 and $11,000 at December 31, 2021 and 2020, respectively, included in "accrued expenses and other liabilities" on the consolidated balance sheets related to these loans.

Bank-owned life insurance - The carrying amount of life insurance approximates fair value. Fair value of life insurance is estimated using the cash surrender value, less applicable surrender charges. The change in cash surrender value is included in noninterest income.

Off-balance-sheet credit-related financial instruments - In the ordinary course of business, First Fed has entered into commitments to extend credit, including commitments under lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Advertising costs - First Fed expenses advertising costs as they are incurred.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of noninterest income evaluated under Topic 606 - The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance.

Deposit fees - The Company earns fees from its deposit customers for account maintenance, transaction-based activity and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer. Deposit fees are included in Service Fees on the Consolidated Statements of Income.

Debit card interchange income - Debit and Automated Teller Machine ("ATM") interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through card networks. In addition, the Company earns interchange fees for use of its ATMs by customers of other banking institutions. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's debit card. Certain expenses directly associated with the credit and debit card are netted against interchange income. Debit card interchange income is included in Service Fees on the Consolidated Statements of Income.

Third-party credit card interchange income - Third-party credit card interchange income represents fees earned when a credit card issued by the Bank through a third-party vendor is used. Similar to the debit card interchange, the Bank earns an interchange fee for each transaction made with a Bank-branded credit card. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's credit card. Certain expenses directly related to the third-party credit card interchange contract are netted against interchange income. Third-party credit card interchange income is included in Service Fees on the Consolidated Statements of Income.

Investment services revenue - Commissions received on the sale of investment related products is determined by a percentage of underlying instruments sold and is recognized when the sale is finalized. Investment services revenue is included in Other Income on the Consolidated Statements of Income.

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

Segment information - First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are considered to be a single industry segment for financial reporting purposes.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan - The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participants' accounts. Dividends on allocated and unallocated ESOP shares reduce debt and accrued interest.

Earnings per Common Share - Earnings per share ("EPS") is computed using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, basic EPS is computed by dividing earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Earnings allocated to common shareholders represents net income reduced by earnings allocated to participating securities. ESOP shares that are committed to be released are outstanding for EPS calculation purposes, while unallocated ESOP shares are not considered outstanding for basic or diluted EPS calculations. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus the number of additional common shares that would have been outstanding if unvested restricted stock awards were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

Recently adopted accounting pronouncements

In November 2019, the FASB issued Accounting Standards Update ("ASU") 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 defers the effective date of the current expected credit loss model (CECL) guidance issued in ASUs 2016-13, 2019-04, and 2019-05. The effective date for smaller reporting companies was changed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after  December 15, 2018. The Company adopted this ASU and anticipates implementing CECL effective January 1, 2023.

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

In August 2021, the FASB issued ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rules Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. ASU 2021-06 was effective upon addition to the Accounting Standards Codification in August 2021. This ASU did not have a material impact on the Company's financial statements.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other ASUs not yet adopted

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. ASU No. 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. This ASU was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 is not expected to have a material impact on the Company’s financial statements.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2021, are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$110,497	$3,207	$(340)	$113,364
International agency issued bonds (Agency bonds)	1,947	—	(27)	1,920
Corporate issued asset-backed securities (ABS corporate)	14,556	—	(67)	14,489
Corporate issued debt securities (Corporate debt)	58,906	1,450	(567)	59,789
U.S. Small Business Administration securities (SBA)	14,404	276	—	14,680
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	80,877	248	(1,163)	79,962
Corporate issued mortgage-backed securities (MBS corporate)	60,317	71	(380)	60,008

Total securities available for sale	$341,504	$5,252	$(2,544)	$344,212

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2020, are summarized as follows:

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$122,667	$5,212	$(17)	$127,862
U.S. government agency issued asset-backed securities (ABS agency)	62,934	1,240	(354)	63,820
ABS corporate	29,661	37	(418)	29,280
Corporate debt	35,408	687	(585)	35,510
SBA	18,420	144	—	18,564
Mortgage-Backed Securities
MBS agency	61,859	876	(52)	62,683
MBS corporate	26,458	162	(43)	26,577

Total securities available for sale	$357,407	$8,358	$(1,469)	$364,296

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(306)	$23,125	$(34)	$1,475	$(340)	$24,600
Agency bonds	(27)	1,920	—	—	(27)	1,920
ABS corporate	(67)	10,976	—	—	(67)	10,976
Corporate debt	(333)	18,890	(234)	9,752	(567)	28,642
SBA	—	—	—	69	—	69
Mortgage-Backed Securities
MBS agency	(713)	39,029	(450)	12,802	(1,163)	51,831
MBS corporate	(374)	32,849	(6)	5,505	(380)	38,354
Total	$(1,820)	$126,789	$(724)	$29,603	$(2,544)	$156,392

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2021, there were 76 investment securities with $2.5 million of unrealized losses and a fair value of approximately $156.4 million. At December 31, 2020, there were 36 investment securities with $1.5 million of unrealized losses and a fair value of approximately $99.4 million.

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

There were no OTTI losses during the years ended December 31, 2021 and 2020.

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

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,827	$7,832	$80	$84
Due after one through five years	24,347	24,371	12,446	12,402
Due after five through ten years	8,466	8,391	—	—
Due after ten years	100,554	99,376	75,791	76,774

Total mortgage-backed securities	141,194	139,970	88,317	89,260

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	6,391	6,289	2,210	2,328
Due after five through ten years	79,679	80,807	74,568	74,351
Due after ten years	114,240	117,146	192,312	198,357

Total all other investment securities	200,310	204,242	269,090	275,036

Total investment securities	$341,504	$344,212	$357,407	$364,296

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Proceeds	$109,829	$210,264
Gross gains	2,827	4,537
Gross losses	(417)	(1,390)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Real Estate:
One- to four-family	$294,965	$309,828
Multi-family	172,409	162,467
Commercial real estate	363,299	296,574
Construction and land	224,709	123,627
Total real estate loans	1,055,382	892,496

Consumer:
Home equity	39,172	33,103
Auto and other consumer	182,769	128,233
Total consumer loans	221,941	161,336

Commercial business loans	79,838	100,201

Total loans	1,357,161	1,154,033

Less:
Net deferred loan fees	4,772	4,346
Premium on purchased loans, net	(12,995)	(6,129)
Allowance for loan losses	15,124	13,847

Total loans receivable, net	$1,350,260	$1,141,969

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Adjustable-rate loans
Due within one year	$302,187	$149,701
After one but within five years	258,094	231,491
After five but within ten years	54,351	83,286
After ten years	19,098	16,608
	633,730	481,086
Fixed-rate loans
Due within one year	$31,970	54,903
After one but within five years	148,233	107,785
After five but within ten years	194,245	219,014
After ten years	348,983	291,245
	723,431	672,947
Total loans	$1,357,161	$1,154,033

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Fed pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended December 31, 2021
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(291)	52	576	1,203	(25)	(270)	41	64	1,350
Charge-offs	—	—	—	—	(12)	(865)	—	—	(877)
Recoveries	6	—	—	8	76	714	—	—	804
Ending balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2021
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
General reserve	3,159	1,816	3,996	2,672	402	2,138	470	358	15,011
Specific reserve	25	—	—	—	5	83	—	—	113

Total loans	$294,965	$172,409	$363,299	$224,709	$39,172	$182,769	$79,838	$—	$1,357,161
General reserves (1)	292,708	172,409	363,228	224,687	38,839	182,257	79,838	—	1,353,966
Specific reserves (2)	2,257	—	71	22	333	512	—	—	3,195

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2020
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,024	$888	$2,243	$399	$454	$2,261	$208	$151	$9,628
Provision for (recapture of) loan losses	387	876	1,177	1,062	(99)	1,279	221	143	5,046
Charge-offs	—	—	—	(5)	—	(992)	—	—	(997)
Recoveries	58	—	—	5	13	94	—	—	170
Ending balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847

	At December 31, 2020
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
General reserve	3,433	1,764	3,419	1,461	364	2,366	429	294	13,530
Specific reserve	36	—	1	—	4	276	—	—	317

Total loans	$309,828	$162,467	$296,574	$123,627	$33,103	$128,233	$100,201	$—	$1,154,033
General reserves (1)	306,862	162,183	295,296	123,601	32,968	127,411	100,201	—	1,148,522
Specific reserves (2)	2,966	284	1,278	26	135	822	—	—	5,511

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2021			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$212	$247	$—	$219	$12
Multi-family	—	—	—	94	—
Commercial real estate	71	177	—	1,016	—
Construction and land	—	24	—	—	—
Home equity	26	59	—	32	1
Auto and other consumer	—	77	—	29	7
Commercial business	—	—	—	—	—
Total	309	584	—	1,390	20

With an allowance recorded:
One- to four-family	2,045	2,245	25	2,281	138
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	121	—
Construction and land	22	22	—	24	1
Home equity	307	329	5	155	9
Auto and other consumer	512	512	83	653	13
Commercial business	—	—	—	—	—
Total	2,886	3,108	113	3,234	161

Total impaired loans:
One- to four-family	2,257	2,492	25	2,500	150
Multi-family	—	—	—	94	—
Commercial real estate	71	177	—	1,137	—
Construction and land	22	46	—	24	1
Home equity	333	388	5	187	10
Auto and other consumer	512	589	83	682	20
Commercial business	—	—	—	—	—
Total	$3,195	$3,692	$113	$4,624	$181

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

Interest income recognized on a cash basis on impaired loans for the years ended December 31, 2021 and 2020, was $162,000 and $256,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
One- to four-family	$494	$912
Multi-family	—	284
Commercial real estate	71	157
Construction and land	22	26
Home equity	282	73
Auto and other consumer	512	821

Total nonaccrual loans	$1,381	$2,273

Past due loans - There were no loans past due 90 days or more and still accruing interest at December 31, 2021 and 2020.

The following table presents the recorded investment of past due loans, by class, as of December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$786	$—	$—	$786	$294,179	$294,965
Multi-family	—	—	—	—	172,409	172,409
Commercial real estate	—	—	—	—	363,299	363,299
Construction and land	293	—	—	293	224,416	224,709
Total real estate loans	1,079	—	—	1,079	1,054,303	1,055,382

Consumer:
Home equity	83	—	—	83	39,089	39,172
Auto and other consumer	469	368	99	936	181,833	182,769
Total consumer loans	552	368	99	1,019	220,922	221,941

Commercial business loans	7	—	—	7	79,831	79,838

Total loans	$1,638	$368	$99	$2,105	$1,355,056	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of past due loans, by class, as of December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$406	$132	$29	$567	$309,261	$309,828
Multi-family	—	—	—	—	162,467	162,467
Commercial real estate	—	—	—	—	296,574	296,574
Construction and land	56	—	26	82	123,545	123,627
Total real estate loans	462	132	55	649	891,847	892,496

Consumer:
Home equity	94	—	—	94	33,009	33,103
Auto and other consumer	815	138	137	1,090	127,143	128,233
Total consumer loans	909	138	137	1,184	160,152	161,336

Commercial business loans	—	—	—	—	100,201	100,201

Total loans	$1,371	$270	$192	$1,833	$1,152,200	$1,154,033

Credit quality indicator - Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss; risk ratings 6, 7, and 8 in our 8-point risk rating system, respectively. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that First Fed will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When First Fed classifies problem assets as either substandard or doubtful, it may establish a specific allowance to address the risk specifically or First Fed  may allow the loss to be addressed in the general allowance. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Fed to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

Additionally, First Fed categorizes loans as performing or nonperforming based on payment activity. Loans that are more than 90 days past due and nonaccrual loans are considered nonperforming.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of December 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$291,421	$2,727	$53	$764	$294,965
Multi-family	153,704	18,705	—	—	172,409
Commercial real estate	326,444	22,850	3,057	10,948	363,299
Construction and land	215,262	295	9,130	22	224,709
Total real estate loans	986,831	44,577	12,240	11,734	1,055,382

Consumer:
Home equity	38,739	83	—	350	39,172
Auto and other consumer	181,356	835	65	513	182,769
Total consumer loans	220,095	918	65	863	221,941

Commercial business loans	79,616	222	—	—	79,838

Total loans	$1,286,542	$45,717	$12,305	$12,597	$1,357,161

The following table represents the internally assigned grade as of December 31, 2020, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$303,840	$2,487	$1,730	$1,771	$309,828
Multi-family	146,536	15,647	—	284	162,467
Commercial real estate	250,970	20,759	20,690	4,155	296,574
Construction and land	114,575	8,914	74	64	123,627
Total real estate loans	815,921	47,807	22,494	6,274	892,496

Consumer:
Home equity	32,500	349	100	154	33,103
Auto and other consumer	124,115	2,034	1,216	868	128,233
Total consumer loans	156,615	2,383	1,316	1,022	161,336

Commercial business loans	92,010	7,791	168	232	100,201

Total loans	$1,064,546	$57,981	$23,978	$7,528	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$494	$294,471	$294,965
Multi-family	—	172,409	172,409
Commercial real estate	71	363,228	363,299
Construction and land	22	224,687	224,709

Consumer:
Home equity	282	38,890	39,172
Auto and other consumer	512	182,257	182,769

Commercial business loans	—	79,838	79,838

Total loans	$1,381	$1,355,780	$1,357,161

The following table represents the credit risk profile based on payment activity as of December 31, 2020, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$912	$308,916	$309,828
Multi-family	284	162,183	162,467
Commercial real estate	157	296,417	296,574
Construction and land	26	123,601	123,627

Consumer:
Home equity	73	33,030	33,103
Auto and other consumer	821	127,412	128,233

Commercial business loans	—	100,201	100,201

Total loans	$2,273	$1,151,760	$1,154,033

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020, ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This included short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers were considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. Through December 31, 2020, the Company had granted COVID-19 pandemic related temporary loan modifications on a total of 357 loans aggregating to $177.6 million. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. As of December 31, 2021, no loans remain on deferral.

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Total TDR loans	$1,843	$2,224
Allowance for loan losses related to TDR loans	21	26
Total nonaccrual TDR loans	29	108

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the year ended December 31, 2021.

The following is a summary of TDR loans that incurred a payment default within 12 months of the restructure date during the year ended  December 31, 2021.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$29	$—	$—	$29

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

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the year ended December 31, 2020.

No additional funds are committed to be advanced in connection with TDR loans at December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2021			December 31, 2020
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$1,763	$29	$1,792	$2,054	$108	$2,162
Home equity	51	—	51	62	—	62

Total TDR loans	$1,814	$29	$1,843	$2,116	$108	$2,224

Note 4 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2021	December 31, 2020
	(In thousands)
Land	$2,907	$2,564
Buildings	6,697	6,075
Building improvements	14,492	12,067
Furniture, fixtures, and equipment	7,512	7,063
Software	599	1,261
Automobiles	66	66
Construction in progress	3,361	1,257
	35,634	30,353
Less accumulated depreciation and amortization	(15,804)	(15,568)
	$19,830	$14,785

Depreciation expense was $1.43 million and $1.38 million for the years ended December 31, 2021 and 2020, respectively.

Note 5 - Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all subsequent ASUs that are related to Topic 842. The Company, as lessee, leases certain assets for use in its operations. Leased assets primarily include retail branches and operation centers. For each lease with an original term greater than 12 months, the Company records a lease liability and a corresponding right of use ("ROU") asset, based on the present value of lease payments over the lease term. The discount rate used in determining the present value is the Company's incremental borrowing rate using the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for subsequent leases. At December 31, 2021, the Company's ROU assets included in other assets and lease liabilities included in other liabilities were $7.6 million and $7.7 million, respectively.

Total costs incurred by the Company, as a lessee, were $868,000 and $587,000 for the years ended December 31, 2021 and 2020, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The Bank has lease agreements with unaffiliated parties for eight locations, including five full-service branches, two business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts relevant to the Company's assets leased for use in its operations for the years ended  December 31, 2021 and 2020:
	December 31, 2021	December 31, 2020
	(In Thousands)
Operating cash flows from operating leases	$868	$587
Right of use assets obtained in exchange for new operating lease liabilities	4,364	1,047

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at December 31, 2021:

	December 31, 2021	December 31, 2020

Weighted-average remaining lease term of operating leases (in years)	10.8	12.5
Weighted-average discount rate of operating leases	2.4%	3.2%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31, 2021
Twelve-month period ending:	(In Thousands)
2022	$831
2023	852
2024	886
2025	925
2026	903
Thereafter	4,825
Total minimum payments required	$9,222
Less imputed interest	1,488
Present value of lease liabilities	$7,734

Note 6 - Servicing Rights on Sold Loans

Mortgage loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. Selected commercial loan balances have also been sold in whole or in part to various participants, including the Main Street Lending Program, with servicing retained by First Fed and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $454.4 million and $268.2 million at December 31, 2021 and 2020, respectively.

Loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,120	$871
Additions	1,234	1,564
Amortization	(109)	(278)
Valuation allowance net recovery (impairment)	37	(37)
Balance at end of period	$3,282	$2,120

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate change in valuation allowance for loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$(37)	$—
Impairments	—	(37)
Recoveries	37	—
Balance at end of period	$—	$(37)

The key economic assumptions used in determining the fair value of loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2021	2020

Constant prepayment rate	9.3%	14.4%
Weighted-average life (years)	5.4	4.8
Yield to maturity discount	10.3%	8.4%

The fair values of loan servicing rights are approximately $3.8 million and $2.2 million at December 31, 2021 and 2020, respectively.

The following represents servicing and late fees earned in connection with loan servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Servicing fees	$1,013	$452
Late fees	9	12

Note 7 - Deposits

The aggregate amount of time deposits that meet or exceed the FDIC insured limit, currently $250,000, at December 31, 2021 and 2020, was $75.1 million and $91.7 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2021		December 31, 2020
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Noninterest-bearing demand deposits	$343,932	—%	$274,930	—%
Interest-bearing demand deposits	196,970	0.01%	156,241	0.01%
Money market accounts	597,815	0.21%	429,143	0.31%
Savings accounts	194,620	0.05%	164,434	0.17%
Certificates of deposit	247,243	0.62%	308,769	1.00%
	$1,580,580	0.19%	$1,333,517	0.36%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of certificates at the dates indicated are as follows:

December 31, 2021
(In thousands)
Within one year or less	$153,472
After one year through two years	54,970
After two years through three years	17,620
After three years through four years	14,358
After four years through five years	6,823
After five years	—
$247,243

Brokered certificates of deposits of $65.7 million and $89.6 million are included in the December 31, 2021 and 2020 certificate of deposits totals above, respectively.

Deposits at December 31, 2021 and 2020, include $134.1 million and $80.9 million, respectively, in public fund deposits. Investment securities with a carrying value of $67.9 million and $48.1 million were pledged as collateral for these deposits at December 31, 2021 and 2020, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Demand deposits	$43	$37
Money market accounts	1,165	1,446
Savings accounts	128	843
Certificates of deposit	2,060	4,337
	$3,396	$6,663

Note 8 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed has entered into borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $699.5 million and $641.7 million at  December 31, 2021 and 2020, respectively. Investment securities with a carrying value of $152,000 were also pledged as collateral at  December 31, 2020. No investment securities were pledged as collateral at December 31, 2021.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. No funds have been borrowed to date. Investment securities with a carrying value of $17.2 million were pledged to the FRB at  December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FHLB advances and subordinated debt outstanding by type of advance were as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Long-term advances	$80,000	$50,000
Overnight variable-rate advances	—	59,977
Subordinated debt	40,000	—

The maximum and average outstanding balances and average interest rates on overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Maximum outstanding at any month-end	$40,000	$100,021
Monthly average outstanding	5,207	54,548
Weighted-average daily interest rates
Annual	0.30%	0.60%
Period End	0.31%	0.32%
Interest expense during the period	6	132

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2021		December 31, 2020
	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount
	(Dollars in thousands)
Within one year or less	—%	$—	—%	$—
After one year through two years	1.54	15,000	1.79	10,000
After two years through three years	1.47	15,000	1.54	15,000
After three years through four years	1.42	25,000	1.47	15,000
After four years through five years	1.55	15,000	1.36	10,000
After five years	1.76	10,000	—	—
	1.52	$80,000	1.53	$50,000

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Maximum outstanding at any month-end	$80,000	$55,000
Monthly average outstanding	52,500	50,000
Weighted-average interest rates
Annual	1.46%	1.75%
Period End	1.52%	1.53%
Interest expense during the period	768	920

The maximum and average outstanding balances and average interest rates on subordinated debt were as follows:

	For the Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Maximum outstanding at any month-end	$40,000	$—
Monthly average outstanding	30,370	—
Weighted-average interest rates
Annual	3.96%	—%
Period End	3.01%	—%
Interest expense during the period	1,203	—

Note 9 - Federal Taxes on Income

The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Current	$3,131	$4,085
Deferred	63	(1,131)
	$3,194	$2,954

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2021, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Income taxes computed at statutory rates	$3,909	$2,792
Tax-exempt income	(218)	(236)
Bank-owned life insurance income	(203)	(383)
Bank-owned life insurance penalty for early surrender of contract	—	748
Other, net	(294)	33
	$3,194	$2,954

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties. The Company recognizes interest and penalties in income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before December 31, 2017.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred tax assets
Allowance for loan losses	$3,255	$2,971
Accrued compensation	461	602
Nonaccrual loans	1	1
ESOP timing differences	173	159
Restricted stock awards	312	152
Deferred lease liabilities	1,654	868
Total deferred tax assets	5,856	4,753

Deferred tax liabilities
Deferred loan fees	702	605
Unrealized gain on securities available for sale	569	1,447
FHLB stock dividends	417	421
Accumulated depreciation	609	632
Deferred investment gain	341	58
Defined benefit plan	59	—
Right of use assets	1,595	840
Other, net	3	4
Total deferred tax liabilities	4,295	4,007

Deferred tax asset, net	$1,561	$746

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Benefit Plans

Multi-employer Pension Plan

The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra DB Plan), a tax-qualified defined-benefit pension plan that covered substantially all employees after one year of continuous employment. Pension benefits vested over a period of five years of credited service. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 12004. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra Defined Benefit Plan was frozen and no new benefits were allowed as of February 1, 2010.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

2020
Source	Valuation Report
Our plan	109.7%

There was no change to the funded status of the plan as of December 31, 2020. First Fed’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan. First Fed’s policy was to fund pension costs as accrued.

Total contributions during the periods shown were:

Year Ended
December 31, 2020
Date Paid	Amount
(In thousands)
12/24/2020	$364

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets and projected benefit obligation on the March 23, 2021, Bank DB Plan adoption date were $14,705,000 and $14,197,000, respectively. A $2,717,599 cash contribution was made to the Pentegra DB Plan in March 2021 prior to the transition. A prior service cost of $1.6 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at December 31, 2021. The prior service cost is expected to be amortized over 15 years.

December 31, 2021
(Dollars in thousands)
Fair value, January 1	$14,705
Actual return on plan assets	1,618
Company contributions	—
Settlements and curtailments	—
Benefits paid	(502)
Federal subsidy on benefits paid	—
Fair value, December 31	15,821
Change in projected benefit obligation
Projected benefit obligation, January 1	14,197
Service cost	—
Interest cost	304
Plan amendments	—
Settlements and curtailments	—
Actuarial loss	1,329
Benefits paid	(502)
Federal subsidy on benefits paid	—
Projected benefit obligation, December 31	15,328
Amounts recognized on Consolidated Balance Sheet
Other assets	493
Accumulated other comprehensive income	(1,852)
Net amount recognized, December 31	2,345
Funded status, December 31
Accumulated benefit obligation	15,328
Overfunded (underfunded) status of ABO	493
Provision for future salaries	—
Projected benefit obligation	15,328
Weighted-average assumptions, December 31
Discount rate	2.65%
Rate of compensation increase	N/A
Interest-crediting rate	0.00%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to make a contribution to the Bank DB Plan in 2022. It is the policy of the Company to fund no less than the minimum funding amount required by ERISA.

For the Year Ended
December 31, 2021
(Dollars in thousands)
Components of Net Period Benefit Cost (Income)
Interest cost	$304
Expected return on plan assets	(538)
Amortization of prior service cost (credit)	(26)
Other	—
Net periodic benefit cost (income)	(260)
Other changes recognized in other comprehensive income
Net (gain) loss	$249
Amortization of prior service (cost) credit	26
Other	—
Net periodic benefit cost (income)	275
Weighted-average assumptions used to determine net cost
Discount rate	2.65%
Expected return on plan assets	5.75%
Rate of compensation increase	N/A

The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions for the corresponding fiscal year end. Gains and losses are recognized in accordance with the standard amortization provisions of the applicable accounting guidance. The Company's net periodic benefit income recognized for the Bank DB Plan is sensitive to the discount rate and expected return on plan assets.

From initial funding in the first quarter of 2021 through December 31, 2021, the Bank DB Plan assets have been invested primarily in fixed income and large U.S. equity funds, with additional investments in international equity, real estate, and small/mid-range U.S. equity funds. The target allocations for 2022 by asset category are presented in the table below.

Asset Category
Fixed Income	80% - 100%
U.S. Equities	10% - 30%
Non-U.S. Equities	0% - 20%
Real Assets	0% - 10%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments projected to be made from the Bank DB Plan are as follows:

December 31, 2021
(Dollars in thousands)
Estimated future benefit payments
2022	$2,390
2023	900
2024	1,010
2025	870
2026	700
Years 2027 - 2031	3,980
Thereafter	5,478
Projected benefit obligation	$15,328

Fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Company are provided in Note 14 - Fair Value Measurements. Plan investment assets measured at fair value by level and in total are as follows:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$4,848	$—	$—	$4,848
Small/Mid U.S. Equity	781	—	—	781
International Equity	1,389	—	—	1,389
Fixed Income	7,769	—	—	7,769
Other	1,034	—	—	1,034
	$15,821	$—	$—	$15,821

Nonqualified Deferred Compensation Plan

First Fed also sponsors a nonqualified Deferred Compensation Plan for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Fed. All deferrals are remitted to Principal, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2021, was $1.3 million.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan

First Fed maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Fed provides matching funds of 50% limited to the first 6% of salary contributed. First Fed's contributions were $569,000 and $380,000 during the years ended December 31, 2021 and December 31, 2020, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2021, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP during the years ended December 31, 2021 and 2020.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated and unallocated ESOP shares will be recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2021 and 2020, was $675,000 and $475,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Allocated shares	333,396	280,507
Committed-to-be-released shares	26,442	26,442
Unallocated shares	688,191	741,080

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$13,901	$11,561

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

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2021, there were 344,537 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares. Following adoption of the 2020 EIP, no additional awards may be made under the 2015 EIP. At December 31, 2021, 103,520 restricted shares are outstanding under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the years ended December 31, 2021 and 2020, restricted awards for 102,033 and 161,224 shares were awarded, respectively, and no stock options were granted. Restricted shares vest ratably over periods of up to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted awards based on the fair value of the shares at the grant date amortized over the stated period.

For the years ended December 31, 2021 and 2020, total compensation expense for the 2015 and 2020 EIPs was $1.8 million and $1.3 million, respectively.

Included in the above compensation expense for the years ended December 31, 2021 and 2020, was directors' compensation of $368,000 and $358,000, respectively.

The following tables provide a summary of changes in non-vested restricted awards for the periods shown:

	For the Year Ended
	December 31, 2021
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	292,892	$13.96
Granted	102,033	18.49
Vested	(101,751)	13.63
Canceled (1)	(19,548)	13.63
Forfeited	(37,194)	13.30

Non-vested at December 31, 2021	236,432	16.19

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.26 years.

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

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest Bancorp and First Fed must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2021, the Bank's CETI capital exceeded the required capital conservation buffer.

At periodic intervals, banking regulators routinely examine First Northwest and First Fed as part of their legally prescribed oversight of the banking industry. A future examination could include a review of certain transactions or other amounts reported in the Company's consolidated financial statements. Based on these examinations, the regulators can direct that the Company's consolidated financial statements be adjusted in accordance with their findings. In view of the uncertain regulatory environment in which First Northwest and First Fed operate, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the accompanying consolidated financial statements cannot presently be determined.

At December 31, 2021, First Fed exceeded all regulatory capital requirements. As of December 31, 2021, the most recent regulatory notifications categorized First Fed as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Fed’s category.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Fed in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2021
Common equity tier 1 capital	$196,319	13.79%	$64,081	4.50%	$92,562	6.50%
Tier 1 risk-based capital	196,319	13.79	85,442	6.00	113,923	8.00
Total risk-based capital	211,828	14.88	113,923	8.00	142,403	10.00
Tier 1 leverage capital	196,319	10.56	74,362	4.00	92,953	5.00

As of December 31, 2020
Common equity tier 1 capital	$159,842	13.40%	$53,678	4.50%	$77,535	6.50%
Tier 1 risk-based capital	159,842	13.40	71,571	6.00	95,427	8.00
Total risk-based capital	173,998	14.59	95,427	8.00	119,284	10.00
Tier 1 leverage capital	159,842	10.28	62,194	4.00	77,742	5.00

Note 12 - Related Party Transactions

Certain directors and executive officers are also customers who transact business with First Fed. All loans and commitments included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present any other unfavorable features.

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Beginning balance	$143	$689
Loan advances	1	4
Loan repayments	(11)	(550)
Reclassifications (1)	(133)	—
Ending balance	$—	$143

(1) Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $3.2 million and $3.0 million at December 31, 2021 and 2020, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies

First Fed is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally represent a commitment to extend credit in the form of loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

First Fed’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual notional amount of those instruments. First Fed uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Management does not anticipate any material loss as a result of these transactions.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Fed evaluates each customer’s creditworthiness on a case-by-case basis. First Fed did not incur any significant losses on its commitments for the years ended December 31, 2021, and 2020.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2021	December 31, 2020
	(In thousands)
Commitments to grant loans	$2,720	$1,629
Standby letters of credit	212	182
Unfunded commitments under lines of credit or existing loans	270,273	212,114

Variable Interests - Low Income Housing Tax Credit Investments - The carrying value of the unconsolidated LIHTC investment was $4.9 million and $0 as of  December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized no tax benefit or proportional amortization.

Total unfunded contingent commitments related to the Company’s LIHTC investment totaled $4.7 million and $0 at  December 31, 2021 and 2020, respectively. The Company expects to fund LIHTC commitments of $1.2 million during the year ending  December 31, 2023 and $3.4 million during the year ending  December 31, 2024, with the remaining commitments of $87,000 funded by December 31, 2035. There were no impairment losses on the Company’s LIHTC investment during the years ended  December 31, 2021 and 2020.

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Fed’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Fed’s loan portfolio, thereby exposing First Fed to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Fed’s equity, excluding accumulated other comprehensive income. At December 31, 2021 and 2020, First Fed’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $1.12 billion and $929.2 million, or 82.5% and 80.5%, of First Fed’s total loan portfolio at December 31, 2021 and 2020, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans, are included in the total loans secured by real estate for purposes of this calculation.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021 and 2020, First Fed’s most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Fed’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $99.8 million and $151.0 million, or 28.6% and 40.8%, of First Fed’s total investment portfolio (including FHLB stock) at December 31, 2021 and 2020, respectively. At  December 31, 2021, First Fed's second most significant exposure was from municipal bonds totaling $113.4 million, or 32.4%, of the total investment portfolio.

Note 14 - Fair Value Measurements

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$5,902	$107,462	$—	$113,364
Agency bonds	—	1,920	—	1,920
ABS corporate	—	14,489	—	14,489
SBA	—	14,680	—	14,680
Corporate debt	6,061	53,728	—	59,789
MBS agency	—	79,962	—	79,962
MBS corporate	—	60,008	—	60,008
Equity investments	—	3,071	—	3,071
	$11,963	$335,320	$—	$347,283

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$—	$127,862	$—	$127,862
ABS agency	—	63,820	—	63,820
ABS corporate	—	29,280	—	29,280
SBA	—	18,564	—	18,564
Corporate debt	—	32,970	2,540	35,510
MBS agency	—	62,683	—	62,683
MBS corporate	—	20,205	6,372	26,577
Equity investments	—	1,260	—	1,260
	$—	$356,644	$8,912	$365,556

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

	December 31, 2021
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,195	$3,195

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,511	$5,511
Real estate owned and repossessed assets	—	—	2	2
	$—	$—	$5,513	$5,513

During the years ended December 31, 2021 and 2020, there were no impaired loans with discounts to appraisal disposition value. The following table presents the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted-Average) (1)
	(In thousands)
Real estate owned and repossessed assets	$2	Market comparable	Discount to appraisal	0% - 10%(5%)

(1) Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2021
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$126,016	$126,016	$126,016	$—	$—
Investment securities available for sale	344,212	347,283	11,963	335,320	—
Loans held for sale	760	760	—	760	—
Loans receivable, net	1,350,260	1,328,589	—	—	1,328,589
FHLB stock	5,196	5,196	—	5,196	—
Accrued interest receivable	5,289	5,289	—	5,289	—
Servicing rights on sold loans, net	3,282	3,820	—	—	3,820
Equity investments	3,071	3,071	—	3,071	—

Financial liabilities
Demand deposits	$1,333,337	$1,333,337	$1,333,337	$—	$—
Time deposits	247,243	247,217	—	—	247,217
Borrowings	80,000	80,192	—	—	80,192
Subordinated debt, net	39,280	39,144	—	—	39,144
Accrued interest payable	393	393	—	393	—

	December 31, 2020
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$65,155	$65,155	$65,155	$—	$—
Investment securities available for sale	364,296	365,556	—	356,644	8,912
Loans held for sale	3,753	3,753	—	3,753	—
Loans receivable, net	1,141,969	1,129,570	—	—	1,129,570
FHLB stock	5,977	5,977	—	5,977	—
Accrued interest receivable	6,966	6,966	—	6,966	—
Servicing rights on sold loans, net	2,120	2,189	—	—	2,189
Equity investments	1,260	1,260	—	1,260	—

Financial liabilities
Demand deposits	$1,024,748	$1,024,748	$1,024,748	$—	$—
Time deposits	308,769	310,992	—	310,992	—
Borrowings	109,977	111,462	—	111,462	—
Accrued interest payable	53	53	—	53	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2021	2020
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$15,418	$10,340
Earnings allocated to participating securities	(505)	(292)
Earnings allocated to common shareholders	$14,913	$10,048

Basic:
Weighted average common shares outstanding	10,151,946	10,407,042
Weighted average unvested restricted stock awards	(310,088)	(270,991)
Weighted average unallocated ESOP shares	(707,905)	(765,273)
Total basic weighted average common shares outstanding	9,133,953	9,370,778

Diluted:
Basic weighted average common shares outstanding	9,133,953	9,370,778
Dilutive restricted stock awards	94,787	31,420
Total diluted weighted average common shares outstanding	9,228,740	9,402,198

Basic earnings per common share	$1.63	$1.07

Diluted earnings per common share	$1.63	$1.07

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2021 and 2020, anti-dilutive shares as calculated under the treasury stock method totaled 115 and 33,208, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(In thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$14,087	$8,655
Investment in bank	198,660	165,285
Investment in equity securities	2,588	1,260
ESOP loan receivable	9,576	10,164
Commercial business loan receivable	5,000	—
Accrued interest receivable	300	126
Prepaid expenses and other assets	525	1,069

Total assets	$230,736	$186,559

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$39,280	$—
Interest payable	375	—
Payable to subsidiary	96	72
Other liabilities	24	104

Total liabilities	39,775	176

Shareholders' equity	190,961	186,383

Total liabilities and shareholders' equity	$230,736	$186,559

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Income

(In thousands)

	For the Year Ended December 31,
	2021	2020
Operating income:
Interest and fees on loans receivable	$420	$254
Interest on mortgage-backed and related securities	—	58
Interest on investment securities	—	105
Gain (loss) on sale of securities	—	250
Unrealized gain (loss) on equity securities	788	(140)
Dividends from Bank	1,000	2,000
Total operating income	2,208	2,527
Operating expenses:
Interest paid on subordinated debt, net	1,203	—
Other expenses	1,759	875
Total operating expenses	2,962	875
(Loss) income before benefit for income taxes and equity in undistributed earnings of subsidiary	(754)	1,652
Benefit for income taxes	(368)	(73)
(Loss) income before equity in undistributed earnings of subsidiary	(386)	1,725
Equity in undistributed earnings of subsidiary	16,804	10,615

Net income	$16,418	$12,340

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statement of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$16,418	$12,340
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(16,804)	(10,615)
Amortization of premiums and accretion of discounts on investments, net	—	50
Amortization of debt issuance costs	57	—
Gain on sale of securities available for sale	—	(250)
Share-based compensation	500	—
Change in payable to subsidiary	24	(105)
Change in other assets	(421)	(171)
Change in other liabilities	295	81

Net cash from operating activities	69	1,330

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of securities available for sale	—	2,065
Proceeds from sales of securities available for sale	—	9,872
Dividend paid to subsidiary	(20,000)	—
Loan originations, net of repayments	(5,000)	—
ESOP loan repayment	588	576
Investment in equity securities	(584)	(1,401)

Net cash from investing activities	(24,996)	11,112

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net	39,223	—
Repurchase of common stock	(6,331)	(7,591)
Payment of dividends	(2,533)	(2,185)

Net cash from financing activities	30,359	(9,776)

Net increase in cash	5,432	2,666

Cash and cash equivalents at beginning of period	8,655	5,989

Cash and cash equivalents at end of period	$14,087	$8,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$(987)	$360
Cash paid during the year for interest on borrowings	$771	$—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Business Combination

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

The following table summarizes the fair value of consideration transferred, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction (in thousands):

	At July 23, 2021
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(In thousands)

Cash consideration received			$63,545

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired
Core deposit intangible ("CDI")	$—	$126	$126
Premises and equipment	459	—	459
Accrued interest receivable and other assets	755	—	755
Total identifiable assets acquired	1,214	126	1,340

Liabilities assumed
Deposits	$65,096	$(229)	$64,867
Accrued expenses and other liabilities	1,080	—	1,080
Total liabilities assumed	66,176	(229)	65,947
Total identifiable net liabilities assumed	(64,962)	355	(64,607)
Goodwill recognized			$1,062

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 18 - Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, December 31, 2019	$(1,539)	$—	$(1,539)
Other comprehensive income before reclassification	9,467	—	9,467
Amounts reclassified from accumulated other comprehensive income	(2,486)	—	(2,486)
Net other comprehensive income	6,981	—	6,981
BALANCE, December 31, 2020	$5,442	$—	$5,442

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive loss before reclassification	(1,398)	(1,852)	(3,250)
Amounts reclassified from accumulated other comprehensive income	(1,904)	—	(1,904)
Net other comprehensive loss	(3,302)	(1,852)	(5,154)
BALANCE, December 31, 2021	$2,140	$(1,852)	$288

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2021 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2021, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of December 31, 2021, which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2021, (the "Proxy Statement"), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained under the section captioned "Item 1. Business - Information About Our Executive Officers," which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Sherilyn Anderson (Chairperson), Stephen Oliver, Dana Behar, Cindy Finnie, and Jennifer Zaccardo. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Zaccardo meets the definition of "audit committee financial expert," as defined by the SEC.

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

Item 11. Executive Compensation

The information contained in the sections captioned "Executive Compensation" and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned "Principal Shareholders" and "Beneficial Ownership by Directors and Named Executive Officers" in the Proxy Statement is incorporated herein by reference.

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Northwest Bancorp 2020 Equity Incentive Plan (1)	—	N/A	344,537
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	344,537

(1) Shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the '2020 Plan') on May 5, 2020. As of December 31, 2021, 132,912 restricted shares were outstanding under the 2020 Plan and no stock options have been awarded. The restricted shares will vest in equal annual installments over periods of up to three years. All of the shares shown in column (c) may be granted under the 2020 Plan in the form of restricted shares, as well as other types of awards. No additional awards may be made under the First Northwest Bancorp 2015 Equity Incentive Plan (the '2015 Plan'), which was approved by shareholders on November 16, 2015. As of December 31, 2021, 103,520 restricted shares and no options remained outstanding under the 2015 Plan.

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

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended through August 28, 2014		10-K	3.1	3/15/2019
3.2	Bylaws of First Northwest Bancorp as amended effective January 22, 2019		10-K	3.2	3/15/2019
4.1	Indenture, Including Forms of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031		8-K	4.1	3/25/2021
4.2	Description of Common Stock		10-K	4.1	3/9/2020
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020		10-K	10.2	3/15/2021
10.3*	Employment Agreement with Matthew P. Deines dated December 7, 2021		8-K	10.1	12/9/2021
10.4*	Form of Executive Employment Agreement with Terry A. Anderson, Derek J. Brown, Geraldine L. Bullard, Kelly A. Liske, and Christopher J. Riffle		10-K	10.4	3/15/2019
10.5*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.6*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.7*	First Federal Fiscal 2021 Cash Incentive Plan		10-Q	10.3	5/14/2021
10.8*	Non-Employee Director Compensation Policy		10-K	10.9	3/9/2020
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

March 18, 2022	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 18, 2022
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Geraldine L. Bullard	March 18, 2022
Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 18, 2022
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/Sherilyn G. Anderson	March 18, 2022
Sherilyn G. Anderson
Director

By:	/s/Dana D. Behar	March 18, 2022
Dana D. Behar
Director

By:	/s/Craig A. Curtis	March 18, 2022
Craig A. Curtis
Director

By:	/s/Cindy H. Finnie	March 18, 2022
Cindy H. Finnie
Director

By:	/s/ Gabriel S. Galanda	March 18, 2022
Gabriel Galanda
Director

By:	/s/Norman J. Tonina, Jr.	March 18, 2022
Norman J. Tonina, Jr.
Director

By:	/s/Jennifer Zaccardo	March 18, 2022
Jennifer Zaccardo
Director