Form 10-Q
period 2022-03-31
First Northwest Bancorp
filed 2022-05-13
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2022, there were 10,003,622 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

Cash and due from banks	$16,271	$13,868
Interest-earning deposits in banks	66,257	112,148
Investment securities available for sale, at fair value	377,695	344,212
Loans held for sale	1,334	760
Loans receivable (net of allowance for loan losses of $15,127 and $15,124)	1,370,589	1,350,260
Federal Home Loan Bank (FHLB) stock, at cost	8,122	5,196
Accrued interest receivable	5,696	5,289
Premises and equipment, net	21,050	19,830
Servicing rights on sold loans, net	—	3,282
Servicing rights on sold loans, at fair value	4,046	—
Bank-owned life insurance, net	39,570	39,318
Goodwill and other intangible assets, net	1,180	1,183
Prepaid expenses and other assets	32,472	25,735

Total assets	$1,944,282	$1,921,081

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,549,414	$1,580,580
FHLB advances	145,000	80,000
Subordinated debt, net	39,250	39,280
Accrued interest payable	13	393
Accrued expenses and other liabilities	30,691	29,240
Advances from borrowers for taxes and insurance	2,138	1,108

Total liabilities	1,766,506	1,730,601

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 10,003,622 shares at March 31, 2022, and 9,972,698 shares at December 31, 2021	100	100
Additional paid-in capital	96,473	96,131
Retained earnings	105,546	103,014
Accumulated other comprehensive (loss) income, net of tax	(15,153)	288
Unearned employee stock ownership plan (ESOP) shares	(8,407)	(8,572)

Total parent's shareholders' equity	178,559	190,961
Noncontrolling interest in Quin Ventures, Inc.	(783)	(481)

Total shareholders' equity	177,776	190,480

Total liabilities and shareholders' equity	$1,944,282	$1,921,081

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans receivable	$14,536	$12,541
Interest on investment securities	2,275	2,034
Interest on deposits and other	38	13
FHLB dividends	52	45

Total interest income	16,901	14,633
INTEREST EXPENSE
Deposits	717	934
Borrowings	304	191
Subordinated debt	394	25

Total interest expense	1,415	1,150

Net interest income	15,486	13,483
PROVISION FOR LOAN LOSSES	—	500

Net interest income after provision for loan losses	15,486	12,983
NONINTEREST INCOME
Loan and deposit service fees	1,173	837
Sold loan servicing fees	432	30
Net gain on sale of loans	253	1,337
Net gain on sale of investment securities	126	—
Increase in cash surrender value of bank-owned life insurance	252	244
Other income	167	256

Total noninterest income	2,403	2,704

NONINTEREST EXPENSE
Compensation and benefits	8,803	7,295
Data processing	1,772	1,333
Occupancy and equipment	1,167	1,029
Supplies, postage, and telephone	313	242
Regulatory assessments and state taxes	361	261
Advertising	752	445
Professional fees	559	522
FDIC insurance premium	223	148
Other expense	881	819

Total noninterest expense	14,831	12,094

INCOME BEFORE PROVISION FOR INCOME TAXES	3,058	3,593

PROVISION FOR INCOME TAXES	554	473

NET INCOME	2,504	3,120
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	302	—

NET INCOME ATTRIBUTABLE TO PARENT	$2,806	$3,120

Basic and diluted earnings per common share	$0.30	$0.33

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

NET INCOME	$2,504	$3,120

Other comprehensive loss:
Unrealized holding losses on investments available for sale arising during the period	(19,454)	(4,428)
Income tax benefit related to unrealized holding losses	4,084	930
Unrecognized defined benefit ("DB") plan prior service cost, net of amortization	37	(2,210)
Income tax benefit (provision) related to DB plan prior service cost, net of amortization	(8)	465
Reclassification adjustment for net (gains) losses on sales of securities realized in income	(126)	—
Income tax benefit related to reclassification adjustment on sales of securities	26	—

Other comprehensive loss, net of tax	(15,441)	(5,243)

COMPREHENSIVE LOSS	(12,937)	(2,123)

Comprehensive loss attributable to noncontrolling interest	(302)	—

COMPREHENSIVE LOSS ATTRIBUTABLE TO PARENT	$(12,635)	$(2,123)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				3,120			—	3,120
Common stock repurchased	(135,837)	—	(1,358)	(805)				(2,163)
Restricted stock award grants net of forfeitures	84,896	—	—					—
Restricted stock awards canceled	(600)	—	(11)					(11)
Other comprehensive loss, net of tax						(5,243)		(5,243)
Share-based compensation expense			404					404
ESOP shares committed to be released			52		165			217
Cash dividends declared and paid ($0.06 per share)				(609)				(609)

BALANCE, March 31, 2021	10,195,644	$102	$96,499	$94,363	$(9,065)	$199	$—	$182,098

BALANCE, December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480

Net income				2,806			(302)	2,504
Restricted stock award grants net of forfeitures	39,843	—	—					—
Restricted stock awards canceled	(8,919)	—	(195)					(195)
Other comprehensive loss, net of tax						(15,441)		(15,441)
Reclassification resulting from change in accounting method				424				424
Share-based compensation expense			411					411
ESOP shares committed to be released			126		165			291
Cash dividends declared and paid ($0.07 per share)				(698)				(698)

BALANCE, March 31, 2022	10,003,622	$100	$96,473	$105,546	$(8,407)	$(15,153)	$(783)	$177,776

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest	$2,504	$3,120
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	372	338
Amortization of core deposit intangible	3	—
Amortization and accretion of premiums and discounts on investments, net	472	270
Accretion of deferred loan fees and purchased premiums, net	279	160
Amortization of debt issuance costs	20	—
Change in fair value of sold loan servicing rights	(170)	—
Additions to servicing rights on sold loans, net	(169)	(332)
Amortization of servicing rights on sold loans, net	—	124
Net increase in the valuation allowance on servicing rights on sold loans	—	19
Provision for loan losses	—	500
Allocation of ESOP shares	217	154
Share-based compensation expense	411	404
Gain on sale of loans, net	(253)	(1,337)
Gain on sale of securities available for sale, net	(126)	—
Increase in cash surrender value of life insurance, net	(252)	(244)
Origination of loans held for sale	(10,878)	(37,287)
Proceeds from loans held for sale	10,557	38,340
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(407)	715
Increase in prepaid expenses and other assets	(400)	(8,326)
(Decrease) increase in accrued interest payable	(380)	31
Increase in accrued expenses and other liabilities	1,451	6,138

Net cash from operating activities	3,251	2,787

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(74,655)	(53,290)
Proceeds from maturities, calls, and principal repayments of securities available for sale	10,718	19,393
Proceeds from sales of securities available for sale	10,452	—
(Purchase) redemption of FHLB stock	(2,926)	1,980
Net increase in loans receivable	(20,608)	(15,130)
Purchase of premises and equipment, net	(1,590)	(348)
Capital contributions to equity investments	(272)	—
Capital contributions to historic tax credit partnerships	(1,829)	—

Net cash from investing activities	(80,710)	(47,395)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(31,166)	$101,290
Proceeds from long-term FHLB advances	—	10,000
Repayment of long-term FHLB advances	—	(10,000)
Net increase (decrease) in short-term FHLB advances	65,000	(59,977)
Proceeds from issuance of subordinated debt, net	—	39,310
Net increase in advances from borrowers for taxes and insurance	1,030	884
Dividends paid	(698)	(609)
Restricted stock awards canceled	(195)	(11)
Repurchase of common stock	—	(2,163)

Net cash from financing activities	33,971	78,724

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,488)	34,116

CASH AND CASH EQUIVALENTS, beginning of period	126,016	65,155

CASH AND CASH EQUIVALENTS, end of period	$82,528	$99,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,795	$1,119
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$—	$2,718

NONCASH INVESTING ACTIVITIES
Change in unrealized loss on securities available for sale	$(19,580)	$(4,428)
Lease liabilities arising from obtaining right-of-use assets	$—	$672

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements

In November 2019, the FASB issued Accounting Standards Update ("ASU") 2019-10, which defers the effective date of the current expected credit loss model (CECL) guidance issued in ASUs 2016-13, 2019-04, and 2019-05. The effective date for smaller reporting companies was changed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company adopted this ASU and anticipates implementing CECL effective January 1, 2023.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. ASU No. 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. This ASU was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not have a material impact on the Company’s financial statements.

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

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 expands the portfolio layer method of hedge accounting prescribed in ASU No. 2017-12 to allow multiple hedged layers of a single closed portfolio and to include portfolios of both prepayable and non-prepayable financial assets. This scope expansion is consistent with the FASB’s efforts to simplify hedge accounting and allows entities to apply the same accounting method to similar hedging strategies. The ASU also specifies eligible hedging instruments in a single-layer hedge, provides additional guidance on accounting and disclosure of hedge basis adjustments and specifies how hedge basis adjustments should be considered in determining credit losses for assets in the designated closed portfolio. This ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is evaluating the effect that ASU 2022-01 will have on its consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2022-02 also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost". ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-02 will have on its consolidated financial statements and related disclosures.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at March 31, 2022 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$118,135	$40	$(7,927)	$110,248
U.S. Treasury notes	2,458	—	(8)	2,450
International agency issued bonds (Agency bonds)	1,948	—	(137)	1,811
Corporate issued debt securities (Corporate debt)	60,857	669	(1,622)	59,904
U.S. Small Business Administration securities (SBA)	2,695	82	—	2,777
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	101,227	13	(5,176)	96,064
Corporate issued mortgage-backed securities (MBS corporate)	107,247	3	(2,809)	104,441

Total securities available for sale	$394,567	$807	$(17,679)	$377,695

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2021, are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$110,497	$3,207	$(340)	$113,364
Agency bonds	1,947	—	(27)	1,920
Corporate issued asset-backed securities (ABS corporate)	14,556	—	(67)	14,489
Corporate debt	58,906	1,450	(567)	59,789
SBA	14,404	276	—	14,680
Mortgage-backed securities:
MBS agency	80,877	248	(1,163)	79,962
MBS corporate	60,317	71	(380)	60,008

Total securities available for sale	$341,504	$5,252	$(2,544)	$344,212

There were no securities classified as held-to-maturity at  March 31, 2022 and  December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2022:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(3,612)	$63,789	$(4,315)	$43,267	$(7,927)	$107,056
U.S. Treasury notes	(8)	2,450	—	—	(8)	2,450
Agency bonds	—	—	(137)	1,811	(137)	1,811
Corporate debt	(778)	16,465	(844)	18,150	(1,622)	34,615
Mortgage-backed securities:
MBS agency	(2,445)	59,762	(2,731)	26,783	(5,176)	86,545
MBS corporate	(1,733)	68,013	(1,076)	22,035	(2,809)	90,048

Total available for sale	$(8,576)	$210,479	$(9,103)	$112,046	$(17,679)	$322,525

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(306)	$23,125	$(34)	$1,475	$(340)	$24,600
Agency bonds	(27)	1,920	—	—	(27)	1,920
ABS corporate	(67)	10,976	—	—	(67)	10,976
Corporate debt	(333)	18,890	(234)	9,752	(567)	28,642
SBA	—	—	—	69	—	69
Mortgage-backed securities:
MBS agency	(713)	39,029	(450)	12,802	(1,163)	51,831
MBS corporate	(374)	32,849	(6)	5,505	(380)	38,354

Total available for sale	$(1,820)	$126,789	$(724)	$29,603	$(2,544)	$156,392

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At March 31, 2022 and December 31, 2021, there were 155 and 76 investment securities in an unrealized loss position, respectively.

We believe that the unrealized losses on our investment securities relate principally to the general change in interest rates, market demand, and related volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the three months ended March 31, 2022 and 2021.

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

	March 31, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,821	$7,746
Due after one through five years	37,379	36,935
Due after five through ten years	17,995	17,332
Due after ten years	145,279	138,492

Total mortgage-backed securities	208,474	200,505

All other investment securities:
Due within one year	—	—
Due after one through five years	8,749	8,329
Due after five through ten years	66,822	65,562
Due after ten years	110,522	103,299

Total all other investment securities	186,093	177,190

Total investment securities	$394,567	$377,695

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,827	$7,832
Due after one through five years	24,347	24,371
Due after five through ten years	8,466	8,391
Due after ten years	100,554	99,376

Total mortgage-backed securities	141,194	139,970

All other investment securities:
Due within one year	—	—
Due after one through five years	6,391	6,289
Due after five through ten years	79,679	80,807
Due after ten years	114,240	117,146

Total all other investment securities	200,310	204,242

Total investment securities	$341,504	$344,212

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Proceeds from sales	$10,452	$—
Gross realized gains	128	—
Gross realized losses	(2)	—

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Real Estate:
One-to-four family	$291,053	$294,965
Multi-family	203,746	172,409
Commercial real estate	370,346	363,299
Construction and land	209,395	224,709
Total real estate loans	1,074,540	1,055,382

Consumer:
Home equity	39,858	39,172
Auto and other consumer	206,140	182,769
Total consumer loans	245,998	221,941

Commercial business loans	54,506	79,838

Total loans	1,375,044	1,357,161

Less:
Net deferred loan fees	4,144	4,772
Premium on purchased loans, net	(14,816)	(12,995)
Allowance for loan losses	15,127	15,124

Total loans receivable, net	$1,370,589	$1,350,260

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
(Recapture of) provision for loan losses	(177)	276	42	(193)	(19)	56	56	(41)	—
Charge-offs	—	—	—	—	—	(137)	—	—	(137)
Recoveries	32	—	—	2	17	89	—	—	140
Ending balance	$3,039	$2,092	$4,038	$2,481	$405	$2,229	$526	$317	$15,127

	At March 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,039	$2,092	$4,038	$2,481	$405	$2,229	$526	$317	$15,127
General reserve	3,015	2,092	4,038	2,481	401	2,181	526	317	15,051
Specific reserve	24	—	—	—	4	48	—	—	76

Total loans	$291,053	$203,746	$370,346	$209,395	$39,858	$206,140	$54,506	$—	$1,375,044
Loans collectively evaluated (1)	288,822	203,746	370,278	209,373	39,557	205,734	54,506	—	1,372,016
Loans individually evaluated (2)	2,231	—	68	22	301	406	—	—	3,028

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended March 31, 2021
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(59)	58	209	426	(6)	(197)	54	15	500
Charge-offs	—	—	—	—	—	(229)	—	—	(229)
Recoveries	6	—	—	3	17	121	—	—	147
Ending balance	$3,416	$1,822	$3,629	$1,890	$379	$2,337	$483	$309	$14,265

	At December 31, 2021
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
General reserve	3,159	1,816	3,996	2,672	402	2,138	470	358	15,011
Specific reserve	25	—	—	—	5	83	—	—	113

Total loans	$294,965	$172,409	$363,299	$224,709	$39,172	$182,769	$79,838	$—	$1,357,161
Loans collectively evaluated (1)	292,708	172,409	363,228	224,687	38,839	182,257	79,838	—	1,353,966
Loans individually evaluated (2)	2,257	—	71	22	333	512	—	—	3,195

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	March 31, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$209	$244	$—	$212	$247	$—
Commercial real estate	68	176	—	71	177	—
Construction and land	—	23	—	—	24	—
Home equity	—	—	—	26	59	—
Auto and other consumer	250	302	—	—	77	—
Total	527	745	—	309	584	—

With an allowance recorded:
One-to-four family	2,022	2,219	24	2,045	2,245	25
Construction and land	22	22	—	22	22	—
Home equity	301	323	4	307	329	5
Auto and other consumer	156	164	48	512	512	83
Total	2,501	2,728	76	2,886	3,108	113

Total impaired loans:
One-to-four family	2,231	2,463	24	2,257	2,492	25
Commercial real estate	68	176	—	71	177	—
Construction and land	22	45	—	22	46	—
Home equity	301	323	4	333	388	5
Auto and other consumer	406	466	48	512	589	83
Total	$3,028	$3,473	$76	$3,195	$3,692	$113

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$210	$4	$226	$4
Multi-family	—	—	282	5
Commercial real estate	69	—	1,212	18
Construction and land	—	1	—	—
Home equity	9	17	36	—
Auto and other consumer	252	7	35	8
Total	540	29	1,791	35

With an allowance recorded:
One-to-four family	2,030	41	2,507	51
Commercial real estate	—	—	58	1
Construction and land	22	1	26	2
Home equity	303	4	111	3
Auto and other consumer	217	3	865	12
Total	2,572	49	3,567	69

Total impaired loans:
One-to-four family	2,240	45	2,733	55
Multi-family	—	—	282	5
Commercial real estate	69	—	1,270	19
Construction and land	22	2	26	2
Home equity	312	21	147	3
Auto and other consumer	469	10	900	20
Total	$3,112	$78	$5,358	$104

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2022 and 2021, was $66,000 and $76,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
One-to-four family	$484	$494
Commercial real estate	68	71
Construction and land	22	22
Home equity	253	282
Auto and other consumer	406	512

Total nonaccrual loans	$1,233	$1,381

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2022 and December 31, 2021.

The following table presents the recorded investment in past due loans, by class, as of March 31, 2022:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$240	$—	$—	$240	$290,813	$291,053
Multi-family	—	—	—	—	203,746	203,746
Commercial real estate	—	—	—	—	370,346	370,346
Construction and land	2	22	—	24	209,371	209,395
Total real estate loans	242	22	—	264	1,074,276	1,074,540

Consumer:
Home equity	3	—	—	3	39,855	39,858
Auto and other consumer	334	—	30	364	205,776	206,140
Total consumer loans	337	—	30	367	245,631	245,998

Commercial business loans	—	—	—	—	54,506	54,506

Total loans	$579	$22	$30	$631	$1,374,413	$1,375,044

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in past due loans, by class, as of December 31, 2021:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$786	$—	$—	$786	$294,179	$294,965
Multi-family	—	—	—	—	172,409	172,409
Commercial real estate	—	—	—	—	363,299	363,299
Construction and land	293	—	—	293	224,416	224,709
Total real estate loans	1,079	—	—	1,079	1,054,303	1,055,382

Consumer:
Home equity	83	—	—	83	39,089	39,172
Auto and other consumer	469	369	99	937	181,832	182,769
Total consumer loans	552	369	99	1,020	220,921	221,941

Commercial business loans	7	—	—	7	79,831	79,838

Total loans	$1,638	$369	$99	$2,106	$1,355,055	$1,357,161

Credit quality indicator. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss; risk ratings 6, 7, and 8 in our 8-point risk rating system, respectively. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  March 31, 2022, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$287,218	$3,033	$49	$753	$291,053
Multi-family	185,137	18,609	—	—	203,746
Commercial real estate	342,009	16,339	925	11,073	370,346
Construction and land	181,873	16,844	8,878	1,800	209,395
Total real estate loans	996,237	54,825	9,852	13,626	1,074,540

Consumer:
Home equity	39,322	243	—	293	39,858
Auto and other consumer	205,040	670	48	382	206,140
Total consumer loans	244,362	913	48	675	245,998

Commercial business loans	53,708	798	—	—	54,506

Total loans	$1,294,307	$56,536	$9,900	$14,301	$1,375,044

The following table represents the internally assigned grade as of December 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$291,421	$2,727	$53	$764	$294,965
Multi-family	153,704	18,705	—	—	172,409
Commercial real estate	326,444	22,850	3,057	10,948	363,299
Construction and land	215,262	295	9,130	22	224,709
Total real estate loans	986,831	44,577	12,240	11,734	1,055,382

Consumer:
Home equity	38,739	83	—	350	39,172
Auto and other consumer	181,356	835	65	513	182,769
Total consumer loans	220,095	918	65	863	221,941

Commercial business loans	79,616	222	—	—	79,838

Total loans	$1,286,542	$45,717	$12,305	$12,597	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of March 31, 2022, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$484	$290,569	$291,053
Multi-family	—	203,746	203,746
Commercial real estate	68	370,278	370,346
Construction and land	22	209,373	209,395

Consumer:
Home equity	253	39,605	39,858
Auto and other consumer	406	205,734	206,140

Commercial business	—	54,506	54,506

Total loans	$1,233	$1,373,811	$1,375,044

The following table represents the credit risk profile based on payment activity as of December 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$494	$294,471	$294,965
Multi-family	—	172,409	172,409
Commercial real estate	71	363,228	363,299
Construction and land	22	224,687	224,709

Consumer:
Home equity	282	38,890	39,172
Auto and other consumer	512	182,257	182,769

Commercial business	—	79,838	79,838

Total loans	$1,381	$1,355,780	$1,357,161

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act"), provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (i.e., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. This relief was extended under the Consolidated Appropriations Act 2021, to the earlier of 60 days after the COVID-19 pandemic national emergency termination date or January 1, 2022. Through  March 31, 2022, the Company had granted COVID-19 pandemic related temporary loan modifications on 357 loans totaling $177.6 million, or 12.9% of total loans. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation to determine whether or not a loan is deemed to be impaired. As of March 31, 2022, no loans modified in accordance with the CARES Act remained on deferral.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Total TDR loans	$1,824	$1,843
Allowance for loan losses related to TDR loans	20	21
Total nonaccrual TDR loans	29	29

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three months ended March 31, 2022 or 2021.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2022 or 2021.

No additional funds were committed to be advanced in connection with TDR loans at March 31, 2022.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status:

	March 31, 2022
	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,747	$29	$1,776
Home equity	48	—	48

Total TDR loans	$1,795	$29	$1,824

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2022 and December 31, 2021, were $63.8 million and $75.1 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$326,289	0.00%	$343,932	0.00%
Interest-bearing demand deposits	204,949	0.01%	196,970	0.01%
Money market accounts	581,804	0.20%	597,815	0.21%
Savings accounts	197,351	0.05%	194,620	0.05%
Certificates of deposit	239,021	0.52%	247,243	0.62%

Total deposits	$1,549,414	0.16%	$1,580,580	0.19%

Maturities of certificates at the dates indicated are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Within one year or less	$147,258	$153,472
After one year through two years	53,927	54,970
After two years through three years	17,164	17,620
After three years through four years	13,404	14,358
After four years through five years	7,268	6,823

Total certificates of deposit	$239,021	$247,243

Brokered certificates of deposits of $65.7 million and $65.7 million are included in the March 31, 2022 and December 31, 2021 certificate of deposits totals above, respectively.

At  March 31, 2022 and December 31, 2021, deposits included $106.7 million and $134.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $61.3 million and $67.9 million were pledged as collateral for these deposits at  March 31, 2022 and December 31, 2021, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Demand deposits	$17	$7
Money market accounts	298	286
Savings accounts	26	40
Certificates of deposit	376	601

Total interest expense on deposits	$717	$934

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

The effective tax rates were 18.1% and 13.2% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2022 and 2021 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. Additionally, a tax accrual true-up was recorded in the first quarter of 2021, which reduced the prior year provision and resulted in a lower effective tax rate.

Note 6 - Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021

Net income:
Net income available to common shareholders	$2,806	$3,120
Earnings allocated to participating securities	(70)	(102)
Earnings allocated to common shareholders	$2,736	$3,018

Basic:
Weighted average common shares outstanding	10,040,090	10,241,823
Weighted average unvested restricted stock awards	(234,953)	(357,213)
Weighted average unallocated ESOP shares	(674,969)	(727,786)
Total basic weighted average common shares outstanding	9,130,168	9,156,824

Diluted:
Basic weighted average common shares outstanding	9,130,168	9,156,824
Dilutive restricted stock awards	95,200	91,371
Total diluted weighted average common shares outstanding	9,225,368	9,248,195

Basic earnings per common share	$0.30	$0.33

Diluted earnings per common share	$0.30	$0.33

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  March 31, 2022 and  December 31, 2021, antidilutive shares as calculated under the treasury stock method totaled 17 and 115, respectively.

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

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal and interest payment was made by the ESOP during the three months ended March 31, 2022.

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

Compensation expense related to the ESOP for the three months ended March 31, 2022 and 2021, was $291,000 and $217,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Allocated shares	333,396	333,396
Committed to be released shares	39,663	26,442
Unallocated shares	674,970	688,191

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$14,910	$13,901

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  March 31, 2022, there were 302,294 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  March 31, 2022, there were no shares available for grant under the 2015 EIP. At this date, there are 94,900 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 42,243 and 84,896 shares of restricted stock awarded, respectively, during the three months ended March 31, 2022 and 2021. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended March 31, 2022 and 2021, total compensation expense for the equity incentive plans was $411,000 and $404,000, respectively.

Included in the above compensation expense for the three months ended March 31, 2022 and 2021, was directors' compensation of $55,000 and $91,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	236,432	$16.19
Granted	42,243	22.35
Vested	(22,727)	18.17
Canceled (1)	(8,919)	18.17
Forfeited	(2,400)	17.28

Non-vested at March 31, 2022	244,629	$16.99

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022, there was $3.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.19 years.

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

The Company used the following methods to measure fair value on a recurring and nonrecurring basis.

Securities available for sale and Equity investments: where quoted prices are available in an active market, securities are classified as Level 1. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury, and exchange-traded equity securities. If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities, which are considered Level 2, or discounted cash flows. In certain cases, where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. Such instruments are classified as Level 3.

Sold loan servicing rights, at fair value: The fair value of sold loan servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs. Servicing rights are classified as Level 3 due to reliance on assumptions used in the valuation.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$5,337	$104,911	$—	$110,248
U.S. Treasury notes	2,450	—	—	2,450
Agency bonds	—	1,811	—	1,811
Corporate debt	5,685	54,219	—	59,904
SBA	—	2,777	—	2,777
MBS agency	—	96,064	—	96,064
MBS corporate	—	104,441	—	104,441
Sold loan servicing rights	—	—	4,046	4,046
Equity investments	—	3,276	—	3,276
	$13,472	$367,499	$4,046	$385,017

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$5,902	$107,462	$—	$113,364
Agency bonds	—	1,920	—	1,920
ABS corporate	—	14,489	—	14,489
Corporate debt	6,061	53,728	—	59,789
SBA	—	14,680	—	14,680
MBS agency	—	79,962	—	79,962
MBS corporate	—	60,008	—	60,008
Equity investments	—	3,071	—	3,071
	$11,963	$335,320	$—	$347,283

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

March 31, 2022	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Sold loan servicing rights	$4,046	Discounted cash flow	Constant prepayment rate	2.15%-10.55% (7.54%)
			Discount rate	9.75%-14.25% (11.45%)

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2022
	Election of Fair Value Option for Servicing Rights at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Total
	(In thousands)

Sold loan servicing rights	$3,820	$56	$170	$4,046

(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	December 31, 2021
	Balance at January 1, 2021	Transfers Out of Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS corporate	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,028	$3,028

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,195	$3,195

At  March 31, 2022 and December 31, 2021, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$82,528	$82,528	$82,528	$—	$—
Investment securities available for sale	377,695	377,695	13,472	364,223	—
Loans held for sale	1,334	1,334	—	1,334	—
Loans receivable, net	1,370,589	1,344,070	—	—	1,344,070
FHLB stock	8,122	8,122	—	8,122	—
Accrued interest receivable	5,696	5,696	—	5,696	—
Sold loan servicing rights, at fair value	4,046	4,046	—	—	4,046
Equity investments	3,276	3,276	—	3,276	—

Financial liabilities
Demand deposits	$1,310,393	$1,310,393	$1,310,393	$—	$—
Time deposits	239,021	235,609	—	—	235,609
FHLB Borrowings	145,000	141,962	—	—	141,962
Subordinated debt	39,250	37,670	—	—	37,670
Accrued interest payable	13	13	—	13	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2021
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$126,016	$126,016	$126,016	$—	$—
Investment securities available for sale	344,212	344,212	11,963	332,249	—
Loans held for sale	760	760	—	760	—
Loans receivable, net	1,350,260	1,328,589	—	—	1,328,589
FHLB stock	5,196	5,196	—	5,196	—
Accrued interest receivable	5,289	5,289	—	5,289	—
Sold loan servicing rights, net	3,282	3,820	—	—	3,820
Equity investments	3,071	3,071	—	3,071	—

Financial liabilities
Demand deposits	1,333,337	$1,333,337	$1,333,337	$—	$—
Time deposits	247,243	247,217	—	—	247,217
FHLB Borrowings	80,000	80,192	—	—	80,192
Subordinated debt	39,280	39,144	—	—	39,144
Accrued interest payable	393	393	—	393	—

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

Loans receivable, net - At March 31, 2022, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Sold loan servicing rights, net - The estimated fair value of servicing rights on sold loans is based on market prices for comparable loan servicing contracts when available. If no comparable contract is available, the estimated fair value is based on a valuation model that calculates the present value of estimated future net servicing income.

Note 10- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive loss before reclassification	(3,498)	(1,745)	(5,243)
Net other comprehensive loss	(3,498)	(1,745)	(5,243)
BALANCE, March 31, 2021	$1,944	$(1,745)	$199

BALANCE, December 31, 2021	$2,140	$(1,852)	$288
Other comprehensive loss before reclassification	(15,370)	—	(15,370)
Amounts reclassified from accumulated other comprehensive income	(100)	29	(71)
Net other comprehensive (loss) income	(15,470)	29	(15,441)
BALANCE, March 31, 2022	$(13,330)	$(1,823)	$(15,153)

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios;
•	estimates of our risks and future costs and benefits; and
•	statements concerning the continuing effects of the COVID-19 pandemic on the Bank's business and financial results and conditions.

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

•	any failure of key third-party vendors to perform their obligations to us; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

General

First Northwest Bancorp, a Washington corporation, is the bank holding company for First Fed Bank. The Company also has a controlling interest in Quin Ventures, Inc. and limited partnership investments. First Northwest's business activities are generally limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures.

First Fed Bank is a community-oriented financial institution serving Western Washington with offices in Clallam, Jefferson, King, Kitsap, and Whatcom counties. We have twelve full-service branches and two business centers. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a fully array of financial products and services for individuals, small business, and commercial customers. Additionally, First Fed focuses on strategic partnerships with financial technology (“fintech”) companies to develop and deploy digitally focused financial solutions to meet customers’ needs on a broader scale. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, construction and land loans (including lot loans), commercial business loans, and consumer loans, consisting primarily of automobile loans as well as home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and more recently have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

Quin Ventures is a fintech focused on financial wellness and lifestyle protection for consumers nationwide. First Northwest's limited partnership investments include Canapi Ventures Fund, L.P., BankTech Ventures, L.P., and JAM FINTOP Blockchain, L.P., which invest in fintech-related business with a focus on developing digital solutions applicable to the banking industry.

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

We recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue through the remainder of 2022, as new COVID-19 variant infections increase and new restrictions are mandated. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic and resulting supply chain issues have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hospitality; restaurant and food services; and lessors of commercial real estate to hospitality, restaurant, and retail establishments, all of which have been significantly impacted by the COVID-19 pandemic. At March 31, 2022, the Company’s exposure as a percent of the total loan portfolio to these industries was 4.0%, 0.3%, and 4.0%, respectively. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

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

We continue to provide banking and financial services to our customers, having returned to regular lobby and drive-thru access at all our branch locations in May 2021. In addition, we continue to provide access to banking and financial services through online banking, Interactive Teller Machines ("ITMs"), Automated Teller Machines ("ATMs"), and by telephone. We continue to take additional precautions within all our locations, including providing personal protection equipment and enhanced cleaning procedures, to ensure the safety of our customers and our employees.

We provided assistance to many small businesses applying for the SBA's Paycheck Protection Program ("PPP") funding. We processed $32.2 million of loans for 515 customers through the initial round of SBA PPP funding during 2020 with an average loan amount of $63,000. We processed $35.0 million of loans for 427 customers during the second round of SBA PPP funding with an average loan amount of $82,000. Payments by borrowers on these loans can be deferred up to sixteen months after the note date, and interest, at 1%, will continue to accrue during the deferment period. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. As of March 31, 2022, $32.1 million, or 99.7%, of the first-round loans were forgiven and $27.9 million, or 79.7%, of second-round loans were forgiven.

Critical Accounting Policies

Effective January 1, 2022, the Bank elected to measure servicing rights using the fair value method of accounting. We record servicing rights on loans originated and subsequently sold into the secondary market. We stratify our capitalized servicing rights based on the type, term and interest rates of the underlying loans. Servicing rights are measured at fair value at each reporting date with the change reported in earnings. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively affected.

There were no other material changes to the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Assets. Total assets increased to $1.94 billion at March 31, 2022 from $1.92 billion at December 31, 2021.

Cash and cash equivalents decreased by $43.5 million, or 34.5%, to $82.5 million as of March 31, 2022, compared to $126.0 million as of December 31, 2021. Excess cash was deployed into the investment and loan portfolios as the Bank continued to build earning assets.

Net loans, excluding loans held for sale, increased $20.3 million to $1.37 billion at March 31, 2022, from $1.35 billion at December 31, 2021. During the three months ended March 31, 2022, multi-family loans increased $31.3 million as $16.6 million of acquisition-renovation construction and $13.6 million of commercial construction loans transitioned into amortizing loans. Auto and other consumer loans increased $23.4 million, as a result of a $16.0 million purchase of a pool of manufactured home loans, $5.9 million in individual manufactured home loan purchases, and a net increase in auto loans of $2.4 million offset by payment activity. One- to four-family residential loans decreased $3.9 million as payment of loans exceeded originations during the current quarter. Commercial business loans decreased $25.3 million, mainly as the result of a decrease in Northpointe Mortgage Participation Program of $26.3 million and Paycheck Protection Program (“PPP”) loans paid off during the quarter totaling $7.3 million, offset by a $1.9 million SBA loan origination and draws on existing loans. Our participation in the Northpointe program is based on current funding needs of the program. Given the slowdown in the mortgage market, as well as recent funding raises by Northpointe, we do not anticipate significant activity in the near term.

Construction and land loans decreased $15.3 million, or 6.8%, to $209.4 million at March 31, 2022, from $224.7 million at December 31, 2021. Our construction loans are geographically dispersed throughout Western Washington with one loan in Oregon and two loans in Idaho. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. We continue to monitor the projects currently in our portfolio to determine the impact of COVID-19 on completion. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At March 31, 2022, acquisition-renovation loans of $31.2 million were included in the construction loan total compared to $51.1 million at December 31, 2021. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$36,886	$65,326	$4,983	$—	$—	$107,195
Multi-family residential	—	154,503	5,798	415	3,592	164,308
Commercial acquisition-renovation	2,934	31,304	—	—	—	34,238
Commercial real estate	9,078	45,054	—	—	—	54,132
Total commitment	$48,898	$296,187	$10,781	$415	$3,592	$359,873

Construction Funds Disbursed
One- to four-family residential	$13,600	$31,015	$1,052	$—	$—	$45,667
Multi-family residential	—	80,953	2,438	8	1,805	85,204
Commercial acquisition-renovation	2,445	28,742	—	—	—	31,187
Commercial real estate	5,883	30,682	—	—	—	36,565
Total disbursed	$21,928	$171,392	$3,490	$8	$1,805	$198,623

Undisbursed Commitment
One- to four-family residential	$23,286	$34,311	$3,931	$—	$—	$61,528
Multi-family residential	—	73,550	3,360	407	1,787	79,104
Commercial acquisition-renovation	489	2,562	—	—	—	3,051
Commercial real estate	3,195	14,372	—	—	—	17,567
Total undisbursed	$26,970	$124,795	$7,291	$407	$1,787	$161,250

Land Funds Disbursed
One- to four-family residential	$3,870	$3,609	$190	$—	$—	$7,669
Commercial real estate	—	3,103	—	—	—	3,103
Total disbursed for land	$3,870	$6,712	$190	$—	$—	$10,772

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,785	$57,050	$4,430	$—	$94,265
Multi-family residential	—	182,151	4,095	8,435	194,681
Commercial acquisition-renovation	2,938	36,536	16,638	—	56,112
Commercial real estate	12,489	50,372	2,535	—	65,396
Total commitment	$48,212	$326,109	$27,698	$8,435	$410,454

Construction Funds Disbursed
One- to four-family residential	$10,242	$28,929	$562	$—	$39,733
Multi-family residential	—	79,707	2,414	7,534	89,655
Commercial acquisition-renovation	2,449	32,789	15,861	—	51,099
Commercial real estate	3,486	29,484	2,701	—	35,671
Total disbursed	$16,177	$170,909	$21,538	$7,534	$216,158

Undisbursed Commitment
One- to four-family residential	$22,543	$28,121	$3,868	$—	$54,532
Multi-family residential	—	102,444	1,681	901	105,026
Commercial acquisition-renovation	489	3,747	777	—	5,013
Commercial real estate	9,003	20,888	(166)	—	29,725
Total undisbursed	$32,035	$155,200	$6,160	$901	$194,296

Land Funds Disbursed
One- to four-family residential	$3,502	$3,556	$191	$—	$7,249
Commercial real estate	—	1,302	—	—	1,302
Total disbursed for land	$3,502	$4,858	$191	$—	$8,551

During the three months ended March 31, 2022, the Company originated $139.8 million of loans, of which $92.3 million, or 66.1%, were originated in the Puget Sound region, $27.2 million, or 19.4%, in the North Olympic Peninsula, $9.4 million, or 6.7%, in other areas throughout Washington State, and $10.9 million, or 7.8%, in other states. The Company purchased an additional $16.0 million in auto loans and $21.5 million in manufactured home loans during the three months ended March 31, 2022. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our allowance for loan losses remained $15.1 million at March 31, 2022, as no loan loss provision was recorded for the three months ended March 31, 2022. Net recoveries were $3,000 for the three-month period. The loan loss provision is made to account for growth in the loan portfolio adjusted for qualitative factors. We continue to monitor the economic impact of the COVID-19 pandemic, which is reflected in the qualitative factor adjustments. The allowance for loan losses as a percentage of total loans was 1.1% at both March 31, 2022 and December 31, 2021.

Nonperforming loans decreased $148,000, or 10.7%, to $1.2 million at March 31, 2022, from $1.4 million at December 31, 2021, reflecting improvements in nonperforming auto and other consumer loans of $106,000, home equity loans of $29,000, one- to four-family loans of $10,000, and commercial real estate loans of $3,000. Nonperforming loans to total loans was 0.1% at both March 31, 2022 and December 31, 2021. The allowance for loan losses as a percentage of nonperforming loans increased to 1227% at March 31, 2022, from 1095% at December 31, 2021.

At March 31, 2022, there were $1.8 million in restructured loans, of which $1.79 million were performing in accordance with their modified payment terms and are accruing loans. Classified loans increased $1.7 million to $14.3 million at March 31, 2022, from $12.6 million at December 31, 2021, due to the addition of a single residential real estate loan that was downgraded in 2022.

Loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We stopped originating loans from one of our indirect auto loan product offerings in 2020 to reduce credit risk and future charge-off activity. We continue to monitor the program in order to prudently manage risk within the portfolio. The balance of indirect auto loans decreased to $8.8 million at March 31, 2022 from $10.6 million at December 31, 2021. We believe our allowance for loan losses is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of March 31, 2022.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	March 31, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$291,053	$294,965	$(3,912)	(1.3)%
Multi-family	203,746	172,409	31,337	18.2
Commercial real estate	370,346	363,299	7,047	1.9
Construction and land	209,395	224,709	(15,314)	(6.8)
Total real estate loans	1,074,540	1,055,382	19,158	1.8

Consumer:
Home equity	39,858	39,172	686	1.8
Auto and other consumer	206,140	182,769	23,371	12.8
Total consumer loans	245,998	221,941	24,057	10.8

Commercial business loans	54,506	79,838	(25,332)	(31.7)

Total loans	1,375,044	1,357,161	17,883	1.3
Less:
Net deferred loan fees	4,144	4,772	(628)	(13.2)
Premium on purchased loans, net	(14,816)	(12,995)	(1,821)	14.0
Allowance for loan losses	15,127	15,124	3	—
Loans receivable, net	$1,370,589	$1,350,260	$20,329	1.5

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	March 31, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$484	$494	$(10)	(2.0)%
Commercial real estate	68	71	(3)	(4.2)
Construction and land	22	22	—	—
Total real estate loans	574	587	(13)	(2.2)

Consumer loans:
Home equity	253	282	(29)	(10.3)
Auto and other consumer	406	512	(106)	(20.7)
Total consumer loans	659	794	(135)	(17.0)

Total nonperforming assets	$1,233	$1,381	$(148)	(10.7)

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%	0.0%	—

Investment securities increased $33.5 million, or 9.7%, to $377.7 million at March 31, 2022, from $344.2 million at December 31, 2021, due to the purchase of securities, partially offset by sales, normal payments and prepayment activity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.0 years as of March 31, 2022, and 5.7 years as of December 31, 2021, and had an estimated average repricing term of 7.0 years as of March 31, 2022, and 5.4 years as of December 31, 2021, based on the interest rate environment at those times.

The investment portfolio was composed of 45.0% in amortizing securities at March 31, 2022 and 43.0% at December 31, 2021. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields, reduce LIBOR risk, and manage duration in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.77 billion at March 31, 2022, from $1.73 billion at December 31, 2021, primarily due to an increase in borrowing of $65.0 million, offset by a decrease in deposits of $31.2 million.

Deposit balances decreased 2.0%, to $1.55 billion at March 31, 2022, from $1.58 billion at December 31, 2021. There was a $2.7 million increase in savings accounts offset by a $16.0 million decrease in money market accounts and a $9.7 million decrease in demand deposit accounts, and certificates of deposits decreased $8.2 million during the period. A runoff in commercial and public fund account balances of $44.1 million was partially offset by an increase in consumer account balances of $13.0 million. We also utilize brokered certificates of deposit ("brokered CDs") as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and manage interest rate risk. Brokered CDs totaling $65.7 million were included in the $239.0 million balance of certificates of deposit at March 31, 2022.

FHLB advances increased 81.3% to $145.0 million at March 31, 2022, from $80.0 million at December 31, 2021. We increased short-term advances to replace liquidity lost with deposit outflow.

Equity. Total shareholders' equity decreased $12.4 million to $177.8 million for the three months ended March 31, 2022. The Company recorded year-to-date net income of $2.8 million. The net income increase was offset by an after-tax decrease in unrealized gain on available-for-sale investments of $15.3 million. All categories of the investment portfolio have been significantly impacted by the rising rate environment.

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

General. Net income was $2.8 million for the three months ended March 31, 2022, and compared to $3.1 million for the three months ended March 31, 2021. A $2.5 million increase in net interest income after provision for loan loss was offset by a $301,000 decrease in noninterest income and a $2.7 million increase in noninterest expense.

Net Interest Income. Net interest income increased $2.0 million to $15.5 million for the three months ended March 31, 2022, from $13.5 million for the three months ended March 31, 2021. This increase was mainly the result of an increase in average earning assets of $228.4 million. The yield on average interest-earning assets increased 8 basis points to 3.86% for the three months ended March 31, 2022, compared to 3.78% for the same period in the prior year, due to an increase in yields earned on investment securities.

The average cost of interest-bearing liabilities increased to 0.43% for the three months ended March 31, 2022, compared to 0.40% for the same period last year, due primarily to an increase in borrowing rates of 85 basis points related to the issuance of subordinated debt offset by a decrease in rates on interest-bearing deposits of 10 basis points. Total cost of funds increased 2 basis points to 0.34% for the three months ended March 31, 2022, from 0.32% for the same period in 2021. The net interest margin increased 5 basis points to 3.53% for the three months ended March 31, 2022, from 3.48% for the same period in 2021.

Interest Income. Total interest income increased $2.3 million, or 15.5%, to $16.9 million for the three months ended March 31, 2022, from $14.6 million for the comparable period in 2021, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $2.0 million, to $14.5 million for the three months ended March 31, 2022, from $12.5 million for the three months ended March 31, 2021, related to an increase in the average balance of net loans receivable of $198.0 million compared to the prior year. Average loan yields were 4.43% for each of the three months ended March 31, 2022 and 2021.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,330,177	4.43%	$1,132,194	4.43%	$1,995
Investment securities	359,436	2.57	368,737	2.21	241
FHLB stock	5,311	3.97	3,809	4.73	7
Interest-earning deposits in banks	82,780	0.19	44,576	0.12	25
Total interest-earning assets	$1,777,704	3.86%	$1,549,316	3.78%	$2,268

Interest Expense. Total interest expense increased $265,000, or 23.0%, to $1.4 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021, due to an increase in borrowing costs of $428,000 primarily related to the subordinated debt issued in 2021, offset by a decrease in interest expense on deposits of $217,000 resulting from a 10 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $129.2 million, or 11.8%, to $1.22 billion for the three months ended March 31, 2022, from $1.09 billion for the three months ended March 31, 2021, due to core deposit growth in new and existing market areas as well as purchasing the Bellevue branch in July of 2021.

During the three months ended March 31, 2022, interest expense decreased on certificates of deposit due to a decrease in the average balances of $53.4 million, along with a decrease in the average rates paid of 18 basis points, compared to the three months ended March 31, 2021. During the same period, the average balances of money market and savings accounts increased $126.7 million and $21.1 million, respectively, while the average rate paid decreased 4 basis points for both categories, resulting in comparatively minor changes to interest expense. Interest-bearing demand account average balances increased $34.8 million and the average rate paid increased 2 basis points, resulting in a minor increase to interest expense. The average cost of interest-bearing deposit products decreased to 0.24% for the three months ended March 31, 2022, from 0.34% for the three months ended March 31, 2021, due in large part to the expiration of promotional rates and a shift in deposit mix to higher levels of transaction accounts. Borrowing costs increased due to the issuance of subordinated debt in March 2021 and increases in both the average balance and cost of FHLB advances compared to the same period in 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$196,154	0.04%	$161,398	0.02%	$10
Money market accounts	587,806	0.21	461,080	0.25	12
Savings accounts	194,721	0.05	173,647	0.09	(14)
Certificates of deposit	242,642	0.63	295,989	0.81	(225)
FHLB advances	82,611	1.49	55,437	1.38	113
Subordinated debt	39,282	4.07	3,192	3.13	369
Total interest-bearing liabilities	$1,343,216	0.43%	$1,150,743	0.40%	$265

Provision for Loan Losses. The Company recorded no loan loss provision during the first quarter of 2022. This compares to a provision for loan losses of $500,000 for the three months ended March 31, 2021. The lack of provision reflects improvement in economic conditions, less uncertainty regarding the impact of COVID-19, and stable credit quality metrics compared to the prior year.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$—	$500
Net recoveries (charge-offs)	3	(82)
Allowance for loan losses	15,127	14,265
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.2%
Total nonaccrual loans	1,233	2,135
Allowance for loan losses as a percentage of nonaccrual loans at period end	1226.8%	668.1%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$1,375,044	$1,168,340

Noninterest Income. Noninterest income decreased $301,000, or 11.1%, to $2.4 million for the three months ended March 31, 2022, from $2.7 million for the three months ended March 31, 2021. Loan and deposit service fees increased over the same period in 2021 due to $120,000 of commercial loan late fees received during the quarter. Servicing fee income on sold loans increased $200,000 due to the fair value accounting election and a $63,000 increase in Main Street Lending Program servicing fee income. Investment securities with low yields driven by high levels of prepayment activity were sold for a gain of $126,000 during the quarter, allowing the Company to reallocate funds into higher yielding assets. Other income decreased due to a valuation decrease of $67,000 recorded on our joint venture fintech investments compared to a gain of $208,000 in the same period in 2021, offset by adjustable-rate conversion ("ARC") loan fee income of $149,000 in the current period compared to no ARC fee income during the same period in 2021. These increases were offset by a decline in gain on sales of mortgage loans of $1.1 million over the same period in 2021 as rising mortgage loan rates and lack of single family home inventory have resulted in a decline in mortgage loan production.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,173	$837	$336	40.1%
Sold loan servicing fees	432	30	402	1,340.0
Net gain on sale of loans	253	1,337	(1,084)	(81.1)
Net gain on sale of investment securities	126	—	126	100.0
Increase in cash surrender value of bank-owned life insurance	252	244	8	3.3
Other income	167	256	(89)	(34.8)
Total noninterest income	$2,403	$2,704	$(301)	(11.1)%

Noninterest Expense. Noninterest expense increased $2.7 million, or 22.6%, to $14.8 million for the three months ended March 31, 2022, compared to $12.1 million for the three months ended March 31, 2021, primarily as a result of an increase in compensation and benefits as we added staff to manage the company and build up data and fintech infrastructures. Costs related to software increased $423,000 as we implemented more robust systems to support digital initiatives and implement customer relationship management tools. Increases in advertising were related to Quin Ventures and online initiatives. The increase in regulatory assessments and state taxes was due to an increase in taxable income compared to the same period in 2021 combined with an accrual for regulatory exams in the current year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,803	$7,295	$1,508	20.7%
Data processing	1,772	1,333	439	32.9
Occupancy and equipment	1,167	1,029	138	13.4
Supplies, postage, and telephone	313	242	71	29.3
Regulatory assessments and state taxes	361	261	100	38.3
Advertising	752	445	307	69.0
Professional fees	559	522	37	7.1
FDIC insurance premium	223	148	75	50.7
Other expense	881	819	62	7.6
Total noninterest expense	$14,831	$12,094	$2,737	22.6%

Provision for Income Tax. An income tax expense of $554,000 was recorded for the three months ended March 31, 2022, compared to $473,000 for the three months ended March 31, 2021. There was a year-over-year decrease in income before taxes of $535,000; however, the expense recorded for the three months ended March 31, 2021, included a tax accrual true-up. For additional information, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2022 and 2021. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,330,177	$14,536	4.43%	$1,132,194	$12,541	4.43%
Investment securities	359,436	2,275	2.57	368,737	2,034	2.21
FHLB dividends	5,311	52	3.97	3,809	45	4.73
Interest-earning deposits in banks	82,780	38	0.19	44,576	13	0.12
Total interest-earning assets (2)	1,777,704	16,901	3.86	1,549,316	14,633	3.78
Noninterest-earning assets	122,013			96,490
Total average assets	$1,899,717			$1,645,806

Interest-bearing liabilities:
Interest-bearing demand deposits	$196,154	$17	0.04	$161,398	$7	0.02
Money market accounts	587,806	298	0.21	461,080	286	0.25
Savings accounts	194,721	26	0.05	173,647	40	0.09
Certificates of deposit	242,642	376	0.63	295,989	601	0.81
Total deposits	1,221,323	717	0.24	1,092,114	934	0.34
FHLB borrowings	82,611	304	1.49	55,437	191	1.38
Subordinated debt	39,282	394	4.07	3,192	25	3.13
Total interest-bearing liabilities	1,343,216	1,415	0.43	1,150,743	1,150	0.40
Noninterest-bearing deposits	328,304			283,204
Other noninterest-bearing liabilities	38,742			25,688
Total average liabilities	1,710,262			1,459,635
Average equity	189,455			186,171
Total average liabilities and equity	$1,899,717			$1,645,806

Net interest income		$15,486			$13,483
Net interest rate spread			3.43			3.38
Net earning assets	$434,488			$398,573
Net interest margin (3)			3.53			3.48
Average interest-earning assets to average interest-bearing liabilities	132.3%			134.6%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

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

	Three Months Ended
	March 31, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,995	$—	$1,995
Investments	(64)	305	241
FHLB stock	17	(10)	7
Other (1)	11	14	25
Total interest-earning assets	$1,959	$309	$2,268

Interest-bearing liabilities:
Interest-bearing demand deposits	$1	$9	$10
Money market accounts	76	(64)	12
Savings accounts	4	(18)	(14)
Certificates of deposit	(111)	(114)	(225)
FHLB advances	91	22	113
Subordinated debt	278	91	369
Total interest-bearing liabilities	$339	$(74)	$265

Net change in interest income	$1,620	$383	$2,003

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2022 and the year ended December 31, 2021, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2022, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$147,258	$71,091	$20,672	$—	$239,021
FHLB advances	75,000	35,000	25,000	10,000	145,000
Subordinated debt obligation	—	—	—	39,250	39,250
Operating leases	803	1,691	1,777	4,601	8,872
Borrower taxes and insurance	2,138	—	—	—	2,138
Deferred compensation	123	383	78	497	1,081
Total contractual obligations	$225,322	$108,165	$47,527	$54,348	$435,362

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2022:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$3,028	$—	$—	$—	$3,028
Variable-rate	9,795	—	—	—	9,795
Unfunded commitments under lines of credit or existing loans	95,067	30,986	10,666	123,672	260,391
Standby letters of credit	212	—	—	—	212
Total commitments	$108,102	$30,986	$10,666	$123,672	$273,426

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2022, cash and cash equivalents totaled $82.5 million, and unpledged securities classified as available-for-sale with a market value of $272.0 million provided additional sources of liquidity. We pledged collateral of $475.7 million to support borrowings from the FHLB and have an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $9.7 million were pledged as of March 31, 2022.

At March 31, 2022, we had $12.8 million in loan commitments outstanding and $260.6 million in undisbursed loans and standby letters of credit, including $161.3 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of March 31, 2022 totaled $147.3 million, or 61.6% of certificates of deposit with a weighted-average rate of 0.40%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates were in decline. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2022, the Company, on an unconsolidated basis, had liquid assets of $7.8 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, payments on subordinated notes held at the Company level, and commitments to joint ventures. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. First Northwest has partially fulfilled its commitment to extend $15.0 million to Quin Ventures, Inc. under a capital financing agreement and related promissory note.

Capital Resources

At March 31, 2022, shareholders' equity totaled $177.8 million, or 9.1% of total assets. Our book value per share of common stock was $17.77 at March 31, 2022, compared to $19.10 at December 31, 2021.

At March 31, 2022, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2022.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$200,865	10.6%	$75,735	4.0%	$94,669	5.0%
Common equity tier I (to risk-weighted assets)	200,865	13.1	69,014	4.5	99,687	6.5
Tier I risk-based capital (to risk-weighted assets)	200,865	13.1	92,019	6.0	122,692	8.0
Total risk-based capital (to risk-weighted assets)	216,321	14.1	122,692	8.0	153,365	10.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in First Northwest Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2022 - January 31, 2022	1,572	$—	—	658,370
February 1, 2022 - March 1, 2022	—	—	—	658,370
March 2, 2022 - April 1, 2022	7,347	—	—	658,370
Total	8,919	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 1,572 shares, 0 shares, and 7,347 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of March 31, 2022, a total of 365,050 shares, or 35.7% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $17.05 per share, leaving 658,370 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed Fiscal 2022 Officer Cash Incentive Plan	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Loss; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 13, 2022	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2022	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)