Form 10-Q
period 2022-06-30
First Northwest Bancorp
filed 2022-08-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2022, there were 9,926,501 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$19,006	$13,868
Interest-earning deposits in banks	68,789	112,148
Investment securities available for sale, at fair value	353,144	344,212
Loans held for sale	696	760
Loans receivable (net of allowance for loan losses of $15,747 and $15,124)	1,461,552	1,350,260
Federal Home Loan Bank (FHLB) stock, at cost	10,402	5,196
Accrued interest receivable	5,802	5,289
Premises and equipment, net	21,291	19,830
Servicing rights on sold loans, net	—	3,282
Servicing rights on sold loans, at fair value	3,865	—
Bank-owned life insurance, net	39,783	39,318
Goodwill and other intangible assets, net	1,176	1,183
Prepaid expenses and other assets	46,126	25,735

Total assets	$2,031,632	$1,921,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,580,724	$1,580,580
Borrowings	249,319	119,280
Accrued interest payable	461	393
Accrued expenses and other liabilities	35,040	29,240
Advances from borrowers for taxes and insurance	934	1,108

Total liabilities	1,866,478	1,730,601

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,950,172 shares at June 30, 2022, and 9,972,698 shares at December 31, 2021	100	100
Additional paid-in capital	96,479	96,131
Retained earnings	107,000	103,014
Accumulated other comprehensive (loss) income, net of tax	(28,447)	288
Unearned employee stock ownership plan (ESOP) shares	(8,242)	(8,572)

Total parent's shareholders' equity	166,890	190,961
Noncontrolling interest in Quin Ventures, Inc.	(1,736)	(481)

Total shareholders' equity	165,154	190,480

Total liabilities and shareholders' equity	$2,031,632	$1,921,081

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans receivable	$16,081	$12,866	$30,617	$25,407
Interest on investment securities	2,715	2,124	4,990	4,158
Interest on deposits and other	46	15	84	28
FHLB dividends	119	46	171	91
Total interest income	18,961	15,051	35,862	29,684

INTEREST EXPENSE
Deposits	796	825	1,513	1,759
Borrowings	922	577	1,620	793
Total interest expense	1,718	1,402	3,133	2,552

Net interest income	17,243	13,649	32,729	27,132
PROVISION FOR LOAN LOSSES	500	300	500	800
Net interest income after provision for loan losses	16,743	13,349	32,229	26,332

NONINTEREST INCOME
Loan and deposit service fees	1,091	1,001	2,264	1,838
Sold loan servicing fees	27	13	459	43
Net gain on sale of loans	231	1,017	484	2,354
Net (loss) gain on sale of investment securities	(8)	1,124	118	1,124
Increase in cash surrender value of bank-owned life insurance	213	242	465	486
Other income	668	475	835	731
Total noninterest income	2,222	3,872	4,625	6,576

NONINTEREST EXPENSE
Compensation and benefits	9,735	8,559	18,538	15,854
Data processing	1,870	1,525	3,642	2,858
Occupancy and equipment	1,432	1,004	2,599	2,033
Supplies, postage, and telephone	408	355	721	597
Regulatory assessments and state taxes	441	301	802	562
Advertising	1,370	492	2,157	937
Professional fees	629	644	1,188	1,166
FDIC insurance premium	211	168	434	316
Other expense	867	659	1,713	1,478
Total noninterest expense	16,963	13,707	31,794	25,801

INCOME BEFORE PROVISION FOR INCOME TAXES	2,002	3,514	5,060	7,107

PROVISION FOR INCOME TAXES	467	663	1,021	1,136

NET INCOME	1,535	2,851	4,039	5,971
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	953	145	1,255	145

NET INCOME ATTRIBUTABLE TO PARENT	$2,488	$2,996	$5,294	$6,116

Basic and diluted earnings per common share	$0.27	$0.32	$0.58	$0.64

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET INCOME	$1,535	$2,851	$4,039	$5,971

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(16,875)	5,321	(36,329)	893
Income tax benefit (provision) related to unrealized holding (losses) gains	3,545	(1,117)	7,629	(187)
Unrecognized defined benefit ("DB") plan prior service cost	—	—	—	(2,210)
Income tax benefit related to DB plan prior service cost	—	—	—	465
Amortization of unrecognized DB plan prior service cost	36	42	73	42
Income tax provision related to amortization of DB plan prior service cost	(7)	(11)	(15)	(11)
Reclassification adjustment for net losses (gains) on sales of securities realized in income	8	(1,124)	(118)	(1,124)
Income tax benefit (provision) related to reclassification adjustment on sales of securities	(1)	236	25	236

Other comprehensive (loss) income, net of tax	(13,294)	3,347	(28,735)	(1,896)

COMPREHENSIVE (LOSS) INCOME	(11,759)	6,198	(24,696)	4,075

Comprehensive loss attributable to noncontrolling interest	(953)	(145)	(1,255)	(145)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARENT	$(10,806)	$6,343	$(23,441)	$4,220

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2022 and 2021

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, March 31, 2021	10,195,644	$102	$96,499	$94,363	$(9,065)	$199	$—	$182,098

Net income				2,996			(145)	2,851
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(18,142)	(2)	(180)	(129)				(311)
Restricted stock award grants net of forfeitures	—	1	(1)					—
Restricted stock awards canceled	(1,354)	—	(22)					(22)
Other comprehensive income, net of tax						3,347		3,347
Share-based compensation expense			606					606
ESOP shares committed to be released			63		164			227
Cash dividends declared ($0.06 per share)				(613)				(613)

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

BALANCE, March 31, 2022	10,003,622	$100	$96,473	$105,546	$(8,407)	$(15,153)	$(783)	$177,776

Net income				2,488			(953)	1,535
Common stock repurchased	(52,618)	(1)	(525)	(333)				(859)
Restricted stock award grants net of forfeitures	575	1	(1)					—
Restricted stock awards canceled	(1,407)	—	(27)					(27)
Other comprehensive loss, net of tax						(13,294)		(13,294)
Share-based compensation expense			479					479
ESOP shares committed to be released			80		165			245
Cash dividends declared ($0.07 per share)				(701)				(701)

BALANCE, June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				6,116			(145)	5,971
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(153,979)	(2)	(1,538)	(934)				(2,474)
Restricted stock award grants net of forfeitures	84,896	1	(1)					—
Restricted stock awards canceled	(1,954)	—	(33)					(33)
Other comprehensive loss, net of tax						(1,896)		(1,896)
Share-based compensation expense			1,010					1,010
ESOP shares committed to be released			115		329			444
Cash dividends declared ($0.12 per share)				(1,222)				(1,222)

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

BALANCE, December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480

Net income				5,294			(1,255)	4,039
Common stock repurchased	(52,618)	(1)	(525)	(333)				(859)
Restricted stock award grants net of forfeitures	40,418	1	(1)					—
Restricted stock awards canceled	(10,326)	—	(222)					(222)
Other comprehensive loss, net of tax						(28,735)		(28,735)
Reclassification resulting from change in accounting method				424				424
Share-based compensation expense			890					890
ESOP shares committed to be released			206		330			536
Cash dividends declared ($0.14 per share)				(1,399)				(1,399)

BALANCE, June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest	$4,039	$5,971
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	983	665
Amortization of core deposit intangible	7	—
Amortization and accretion of premiums and discounts on investments, net	898	787
Accretion of deferred loan fees and purchased premiums, net	571	108
Amortization of debt issuance costs	39	18
Change in fair value of sold loan servicing rights	53	—
Additions to servicing rights on sold loans, net	(98)	(569)
Amortization of servicing rights on sold loans, net	—	290
Net increase in the valuation allowance on servicing rights on sold loans	—	19
Provision for loan losses	500	800
Allocation of ESOP shares	404	325
Share-based compensation expense	890	1,010
Gain on sale of loans, net	(484)	(2,354)
Gain on sale of securities available for sale, net	(118)	(1,124)
Increase in cash surrender value of life insurance, net	(465)	(486)
Origination of loans held for sale	(16,487)	(63,887)
Proceeds from loans held for sale	17,035	67,927
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(513)	1,017
Increase in prepaid expenses and other assets	(3,854)	(9,457)
Increase in accrued interest payable	68	402
Increase in accrued expenses and other liabilities	5,788	3,604

Net cash from operating activities	9,256	5,066

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(78,409)	(94,145)
Proceeds from maturities, calls, and principal repayments of securities available for sale	19,565	42,612
Proceeds from sales of securities available for sale	12,685	45,435
(Purchase) redemption of FHLB stock	(5,206)	380
Net increase in loans receivable	(112,363)	(105,279)
Purchase of premises and equipment, net	(2,442)	(2,267)
Capital contributions to equity investments	(6,979)	—
Capital contributions to historic tax credit partnerships	(1,829)	—

Net cash from investing activities	(174,978)	(113,264)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$144	$108,221
Proceeds from long-term FHLB advances	10,000	10,000
Repayment of long-term FHLB advances	—	(10,000)
Net increase (decrease) in short-term FHLB advances	112,000	(19,977)
Proceeds from issuance of subordinated debt, net	—	39,223
Net increase (decrease) in line of credit	8,000	—
Net (decrease) increase in advances from borrowers for taxes and insurance	(174)	27
Dividends paid	(1,388)	(1,222)
Restricted stock awards canceled	(222)	(33)
Repurchase of common stock	(859)	(2,474)

Net cash from financing activities	127,501	123,765

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,221)	15,567

CASH AND CASH EQUIVALENTS, beginning of period	126,016	65,155

CASH AND CASH EQUIVALENTS, end of period	$87,795	$80,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$3,065	$2,150
Income taxes	$1,110	$2,640
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$—	$2,718

NONCASH INVESTING ACTIVITIES
Change in unrealized loss on securities available for sale	$(36,447)	$(232)
Cumulative adjustment to servicing right asset due to election of fair value option	$538	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$672

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

First Northwest's business activities generally are limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank for balance sheet related disclosures and the Bank and Quin Ventures for income statement related disclosures.

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for future periods.

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

(Unaudited)

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

Recently adopted accounting pronouncements

In November 2019, the FASB issued Accounting Standards Update ("ASU") 2019- 10, which defers the effective date of the current expected credit loss model (CECL) guidance issued in ASUs 2016- 13, 2019- 04, and 2019- 05. The effective date for smaller reporting companies was changed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company adopted this ASU and anticipates implementing CECL effective January 1, 2023.

In January 2021, the FASB issued ASU No. 2021- 01, Reference Rate Reform (Topic 848): Scope. ASU No. 2021- 01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU No. 2021- 01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. This ASU was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021- 01 did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Loss, which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model (CECL) will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company will change processes and procedures to calculate the allowance for credit losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach.

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

The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of these ASUs will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date, which is anticipated to be January 1, 2023. As of June 30, 2022, the Bank has been running a parallel analysis comparing actual ALLL results to potential CECL results. Initial results indicate a modest increase to the reserve; however, the modeling effort is ongoing with final decisions regarding valuation criteria for each segment yet to be made.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at June 30, 2022 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$120,655	$7	$(16,614)	$104,048
U.S. Treasury notes	2,462	—	(42)	2,420
International agency issued bonds (Agency bonds)	1,951	—	(189)	1,762
Corporate issued debt securities (Corporate debt)	60,805	54	(2,882)	57,977
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	93,924	7	(8,135)	85,796
Non-agency issued mortgage-backed securities (MBS non-agency)	107,086	—	(5,945)	101,141

Total securities available for sale	$386,883	$68	$(33,807)	$353,144

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2021, are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$110,497	$3,207	$(340)	$113,364
Agency bonds	1,947	—	(27)	1,920
Corporate issued asset-backed securities (ABS corporate)	14,556	—	(67)	14,489
Corporate debt	58,906	1,450	(567)	59,789
U.S. Small Business Administration securities (SBA)	14,404	276	—	14,680
Mortgage-backed securities:
MBS agency	80,877	248	(1,163)	79,962
MBS non-agency	60,317	71	(380)	60,008

Total securities available for sale	$341,504	$5,252	$(2,544)	$344,212

There were no securities classified as held-to-maturity at  June 30, 2022 and  December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2022:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(15,096)	$96,927	$(1,518)	$6,369	$(16,614)	$103,296
U.S. Treasury notes	(42)	2,420	—	—	(42)	2,420
Agency bonds	(189)	1,762	—	—	(189)	1,762
Corporate debt	(2,017)	38,198	(865)	11,225	(2,882)	49,423
Mortgage-backed securities:
MBS agency	(4,669)	59,577	(3,466)	23,138	(8,135)	82,715
MBS non-agency	(4,502)	86,342	(1,443)	14,799	(5,945)	101,141

Total available for sale	$(26,515)	$285,226	$(7,292)	$55,531	$(33,807)	$340,757

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2021:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(306)	$23,125	$(34)	$1,475	$(340)	$24,600
Agency bonds	(27)	1,920	—	—	(27)	1,920
ABS corporate	(67)	10,976	—	—	(67)	10,976
Corporate debt	(333)	18,890	(234)	9,752	(567)	28,642
SBA	—	—	—	69	—	69
Mortgage-backed securities:
MBS agency	(713)	39,029	(450)	12,802	(1,163)	51,831
MBS non-agency	(374)	32,849	(6)	5,505	(380)	38,354

Total available for sale	$(1,820)	$126,789	$(724)	$29,603	$(2,544)	$156,392

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At June 30, 2022 and December 31, 2021, there were 179 and 76 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and six months ended June 30, 2022 and 2021.

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

	June 30, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,815	$7,644
Due after one through five years	37,351	36,318
Due after five through ten years	15,849	14,879
Due after ten years	139,995	128,096

Total mortgage-backed securities	201,010	186,937

All other investment securities:
Due within one year	—	—
Due after one through five years	8,751	8,044
Due after five through ten years	75,117	70,876
Due after ten years	102,005	87,287

Total all other investment securities	185,873	166,207

Total investment securities	$386,883	$353,144

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,827	$7,832
Due after one through five years	24,347	24,371
Due after five through ten years	8,466	8,391
Due after ten years	100,554	99,376

Total mortgage-backed securities	141,194	139,970

All other investment securities:
Due within one year	—	—
Due after one through five years	6,391	6,289
Due after five through ten years	79,679	80,807
Due after ten years	114,240	117,146

Total all other investment securities	200,310	204,242

Total investment securities	$341,504	$344,212

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales	$2,233	$45,435	$12,685	$45,435
Gross realized gains	—	1,200	128	1,200
Gross realized losses	(8)	(76)	(10)	(76)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Real Estate:
One-to-four family	$309,191	$294,965
Multi-family	221,337	172,409
Commercial real estate	381,279	363,299
Construction and land	214,394	224,709
Total real estate loans	1,126,201	1,055,382

Consumer:
Home equity	46,993	39,172
Auto and other consumer	220,865	182,769
Total consumer loans	267,858	221,941

Commercial business loans	71,218	79,838

Total loans	1,465,277	1,357,161

Less:
Net deferred loan fees	3,670	4,772
Premium on purchased loans, net	(15,692)	(12,995)
Allowance for loan losses	15,747	15,124

Total loans receivable, net	$1,461,552	$1,350,260

Allowance for Loan Losses. The Company maintains a general ALLL based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. The reserve is an estimate based upon factors and trends identified by management at the time the financial statements are prepared.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,039	$2,092	$4,038	$2,481	$405	$2,229	$526	$317	$15,127
(Recapture of) provision for loan losses	(13)	76	116	69	81	160	12	(1)	500
Charge-offs	—	—	—	—	—	(73)	—	—	(73)
Recoveries	—	—	—	—	—	51	142	—	193
Ending balance	$3,026	$2,168	$4,154	$2,550	$486	$2,367	$680	$316	$15,747

	At or For the Six Months Ended June 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
(Recapture of) provision for loan losses	(190)	352	158	(124)	62	216	68	(42)	500
Charge-offs	—	—	—	—	—	(210)	—	—	(210)
Recoveries	32	—	—	2	17	140	142	—	333
Ending balance	$3,026	$2,168	$4,154	$2,550	$486	$2,367	$680	$316	$15,747

	At June 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,026	$2,168	$4,154	$2,550	$486	$2,367	$680	$316	$15,747
General reserve	3,004	2,168	4,154	2,550	482	2,355	680	316	15,709
Specific reserve	22	—	—	—	4	12	—	—	38

Total loans	$309,191	$221,337	$381,279	$214,394	$46,993	$220,865	$71,218	$—	$1,465,277
Loans collectively evaluated (1)	306,835	221,337	381,219	214,372	46,714	220,582	71,218	—	1,462,277
Loans individually evaluated (2)	2,356	—	60	22	279	283	—	—	3,000

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	At or For the Three Months Ended June 30, 2021
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	June 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$355	$392	$—	$212	$247	$—
Commercial real estate	60	154	—	71	177	—
Construction and land	—	17	—	—	24	—
Home equity	—	—	—	26	59	—
Auto and other consumer	244	249	—	—	77	—
Total	659	812	—	309	584	—

With an allowance recorded:
One-to-four family	2,001	2,148	22	2,045	2,245	25
Construction and land	22	22	—	22	22	—
Home equity	279	282	4	307	329	5
Auto and other consumer	39	39	12	512	512	83
Total	2,341	2,491	38	2,886	3,108	113

Total impaired loans:
One-to-four family	2,356	2,540	22	2,257	2,492	25
Commercial real estate	60	154	—	71	177	—
Construction and land	22	39	—	22	46	—
Home equity	279	282	4	333	388	5
Auto and other consumer	283	288	12	512	589	83
Total	$3,000	$3,303	$38	$3,195	$3,692	$113

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$356	$6	$283	$8
Commercial real estate	63	—	65	—
Construction and land	—	1	—	1
Home equity	—	—	5	—
Auto and other consumer	247	5	249	9
Total	666	12	602	18

With an allowance recorded:
One-to-four family	2,128	39	2,079	72
Commercial real estate	21	—	11	—
Construction and land	22	1	22	1
Home equity	284	4	293	7
Auto and other consumer	61	1	139	2
Total	2,516	45	2,544	82

Total impaired loans:
One-to-four family	2,484	45	2,362	80
Commercial real estate	84	—	76	—
Construction and land	22	2	22	2
Home equity	284	4	298	7
Auto and other consumer	308	6	388	11
Total	$3,182	$57	$3,146	$100

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2022, was $41,000 and $100,000, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
One-to-four family	$626	$494
Commercial real estate	60	71
Construction and land	22	22
Home equity	251	282
Auto and other consumer	282	512

Total nonaccrual loans	$1,241	$1,381

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2022 and December 31, 2021.

The following table presents the recorded investment in past due loans, by class, as of June 30, 2022:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$340	$—	$151	$491	$308,700	$309,191
Multi-family	—	—	—	—	221,337	221,337
Commercial real estate	—	—	—	—	381,279	381,279
Construction and land	—	1,751	22	1,773	212,621	214,394
Total real estate loans	340	1,751	173	2,264	1,123,937	1,126,201

Consumer:
Home equity	—	—	27	27	46,966	46,993
Auto and other consumer	1,175	142	13	1,330	219,535	220,865
Total consumer loans	1,175	142	40	1,357	266,501	267,858

Commercial business loans	—	—	—	—	71,218	71,218

Total loans	$1,515	$1,893	$213	$3,621	$1,461,656	$1,465,277

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  June 30, 2022, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$305,457	$2,841	$—	$893	$309,191
Multi-family	205,515	15,822	—	—	221,337
Commercial real estate	349,422	19,945	3,796	8,116	381,279
Construction and land	196,281	13,834	2	4,277	214,394
Total real estate loans	1,056,675	52,442	3,798	13,286	1,126,201

Consumer:
Home equity	46,442	300	—	251	46,993
Auto and other consumer	219,994	468	119	284	220,865
Total consumer loans	266,436	768	119	535	267,858

Commercial business loans	69,757	1,096	365	—	71,218

Total loans	$1,392,868	$54,306	$4,282	$13,821	$1,465,277

The following table represents the internally assigned grade as of December 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$291,421	$2,727	$53	$764	$294,965
Multi-family	153,704	18,705	—	—	172,409
Commercial real estate	326,444	22,850	3,057	10,948	363,299
Construction and land	215,262	295	9,130	22	224,709
Total real estate loans	986,831	44,577	12,240	11,734	1,055,382

Consumer:
Home equity	38,739	83	—	350	39,172
Auto and other consumer	181,356	835	65	513	182,769
Total consumer loans	220,095	918	65	863	221,941

Commercial business loans	79,616	222	—	—	79,838

Total loans	$1,286,542	$45,717	$12,305	$12,597	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of June 30, 2022, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$626	$308,565	$309,191
Multi-family	—	221,337	221,337
Commercial real estate	60	381,219	381,279
Construction and land	22	214,372	214,394

Consumer:
Home equity	251	46,742	46,993
Auto and other consumer	282	220,583	220,865

Commercial business	—	71,218	71,218

Total loans	$1,241	$1,464,036	$1,465,277

The following table represents the credit risk profile based on payment activity as of December 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$494	$294,471	$294,965
Multi-family	—	172,409	172,409
Commercial real estate	71	363,228	363,299
Construction and land	22	224,687	224,709

Consumer:
Home equity	282	38,890	39,172
Auto and other consumer	512	182,257	182,769

Commercial business	—	79,838	79,838

Total loans	$1,381	$1,355,780	$1,357,161

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Total TDR loans	$1,788	$1,843
Allowance for loan losses related to TDR loans	18	21
Total nonaccrual TDR loans	29	29

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three and six months ended June 30, 2022 or 2021.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2022 or 2021.

No additional funds were committed to be advanced in connection with TDR loans at June 30, 2022.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status:

	June 30, 2022
	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,730	$29	$1,759
Home equity	29	—	29

Total TDR loans	$1,759	$29	$1,788

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2022 and December 31, 2021, were $76.0 million and $75.1 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$336,311	0.00%	$343,932	0.00%
Interest-bearing demand deposits	192,114	0.01%	196,970	0.01%
Money market accounts	587,747	0.27%	597,815	0.21%
Savings accounts	195,029	0.05%	194,620	0.05%
Certificates of deposit	269,523	0.73%	247,243	0.62%

Total deposits	$1,580,724	0.23%	$1,580,580	0.19%

Maturities of certificates at the dates indicated are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Within one year or less	$169,555	$153,472
After one year through two years	58,667	54,970
After two years through three years	20,487	17,620
After three years through four years	12,827	14,358
After four years through five years	7,987	6,823

Total certificates of deposit	$269,523	$247,243

Brokered certificates of deposits of $85.7 million and $65.7 million are included in the June 30, 2022 and December 31, 2021 certificate of deposits totals above, respectively.

At  June 30, 2022 and December 31, 2021, deposits included $118.6 million and $134.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $60.2 million and $67.9 million were pledged as collateral for these deposits at  June 30, 2022 and December 31, 2021, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Demand deposits	$25	$10	$42	$17
Money market accounts	323	275	621	561
Savings accounts	26	34	52	74
Certificates of deposit	422	506	798	1,107

Total interest expense on deposits	$796	$825	$1,513	$1,759

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $648.1 million and $699.6 million at  June 30, 2022 and December 31, 2021, respectively.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $8.7 million and $17.3 million at  June 30, 2022 and December 31, 2021, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $9.3 million and $17.2 million were pledged to the FRB at  June 30, 2022 and December 31, 2021, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes and provided $20.0 million to the Bank as Tier 1 capital.

On May 20, 2022, First Northwest entered into a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 19, 2023.

The following table sets forth information regarding our borrowings at the end of and during the six months ended June 30, 2022. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$90,000	$102,000	$10,000	$8,000	$39,319
Maximum outstanding at any month-end	90,000	102,000	20,000	8,000	39,319
Average monthly outstanding during the period	83,333	43,300	8,333	1,333	39,288
Weighted-average daily interest rates
Annual	1.54%	0.69%	0.71%	4.78%	4.05%
Period End	1.59%	1.40%	1.74%	5.25%	4.05%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at June 30, 2022 are as follows:

	Weighted- Average Interest Rate	Amount
	(Dollars in thousands)
Within one year or less	1.76%	$20,000
After one year through two years	1.47	15,000
After two years through three years	1.46	20,000
After three years through four years	1.49	15,000
After four years through five years	1.63	10,000
After five years	1.76	10,000
Total FHLB long-term advances	1.59%	$90,000

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth information regarding our borrowings at the end of and during the year ended December 31, 2021. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$80,000	$—	$39,280
Maximum outstanding at any month-end	80,000	40,000	40,000
Average monthly outstanding during the period	52,500	5,207	30,370
Weighted-average daily interest rates
Annual	1.46%	0.30%	3.96%
Period End	1.52%	0.31%	3.01%

Note 6 - Federal Taxes on Income

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

The effective tax rates were 20.2% and 16.0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2022 and 2021 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. Additionally, a tax accrual true-up was recorded in the first quarter of 2021, which reduced the prior year provision and resulted in a lower effective tax rate. In the second quarter of 2022, the Company began accruing a provision for income tax for certain states in which we have employees and collateral for loans, thereby creating a nexus in those states for income tax purposes. The additional accrual for state income tax results in a higher effective tax rate.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$2,488	$2,996	$5,294	$6,116
Earnings allocated to participating securities	(25)	(116)	(55)	(218)
Earnings allocated to common shareholders	$2,463	$2,880	$5,239	$5,898

Basic:
Weighted average common shares outstanding	9,849,265	10,215,223	9,846,086	10,208,110
Weighted average unvested restricted stock awards	(92,626)	(367,940)	(95,390)	(340,786)
Weighted average unallocated ESOP shares	(661,745)	(714,706)	(668,323)	(721,211)
Total basic weighted average common shares outstanding	9,094,894	9,132,577	9,082,373	9,146,113

Diluted:
Basic weighted average common shares outstanding	9,094,894	9,132,577	9,082,373	9,146,113
Dilutive restricted stock awards	71,237	118,554	84,942	106,200
Total diluted weighted average common shares outstanding	9,166,131	9,251,131	9,167,315	9,252,313

Basic earnings per common share	$0.27	$0.32	$0.58	$0.64

Diluted earnings per common share	$0.27	$0.32	$0.58	$0.64

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2022 and  December 31, 2021, antidilutive shares as calculated under the treasury stock method totaled 1,186 and 979, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. A principal and interest payment of $835,000 was made by the ESOP during the six months ended June 30, 2022.

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

Compensation expense related to the ESOP for the three months ended June 30, 2022 and 2021, was $245,000 and $227,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2022 and 2021, was $536,000 and $444,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Allocated shares	386,285	333,396
Committed to be released shares	—	26,442
Unallocated shares	661,744	688,191

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$10,323	$13,901

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  June 30, 2022, there were 300,219 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  June 30, 2022, there were no shares available for grant under the 2015 EIP. At this date, there are 89,900 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 53,343 and 84,896 shares of restricted stock awarded, respectively, during the six months ended June 30, 2022 and 2021. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended June 30, 2022 and 2021, total compensation expense for the equity incentive plans was $479,000 and $606,000, respectively. Included in the compensation expense for the three months ended  June 30, 2022 and 2021, was directors' compensation of $84,000 and $169,000, respectively.

For the six months ended June 30, 2022 and 2021, total compensation expense for the equity incentive plans was $890,000 and $1.0 million, respectively. Included in the compensation expense for the six months ended June 30, 2022 and 2021, was directors' compensation of $139,000 and $260,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2022	244,629	$16.99
Granted	11,100	18.17
Vested	(3,743)	12.44
Canceled (1)	(1,407)	12.44
Forfeited	(10,525)	17.24

Non-vested at June 30, 2022	240,054	$17.13

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Six Months Ended
	June 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	236,432	$16.19
Granted	53,343	21.48
Vested	(26,470)	17.37
Canceled (1)	(10,326)	17.37
Forfeited	(12,925)	17.25

Non-vested at June 30, 2022	240,054	$17.13

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2022, there was $3.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.06 years.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$4,979	$99,069	$—	$104,048
U.S. Treasury notes	2,420	—	—	2,420
Agency bonds	—	1,762	—	1,762
Corporate debt	5,431	52,546	—	57,977
MBS agency	—	85,796	—	85,796
MBS non-agency	—	101,141	—	101,141
Sold loan servicing rights	—	—	3,865	3,865
Equity investments	—	9,952	—	9,952
	$12,830	$350,266	$3,865	$366,961

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$5,902	$107,462	$—	$113,364
Agency bonds	—	1,920	—	1,920
ABS corporate	—	14,489	—	14,489
Corporate debt	6,061	53,728	—	59,789
SBA	—	14,680	—	14,680
MBS agency	—	79,962	—	79,962
MBS non-agency	—	60,008	—	60,008
Equity investments	—	3,071	—	3,071
	$11,963	$335,320	$—	$347,283

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

June 30, 2022	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Sold loan servicing rights	$3,865	Discounted cash flow	Constant prepayment rate	6.40%-20.93% (8.43%)
			Discount rate	10.88%-15.38% (12.48%)

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	As of or For the Six Months Ended June 30, 2022
	Election of Fair Value Option for Servicing Rights at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Total
	(In thousands)

Sold loan servicing rights	$3,820	$98	$(53)	$3,865
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Year Ended December 31, 2021
	Balance at January 1, 2021	Transfers Out of Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS non-agency	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,000	$3,000

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,195	$3,195

At  June 30, 2022 and December 31, 2021, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$87,795	$87,795	$87,795	$—	$—
Investment securities available for sale	353,144	353,144	12,830	340,314	—
Loans held for sale	696	696	—	696	—
Loans receivable, net	1,461,552	1,420,881	—	—	1,420,881
FHLB stock	10,402	10,402	—	10,402	—
Accrued interest receivable	5,802	5,802	—	5,802	—
Sold loan servicing rights, at fair value	3,865	3,865	—	—	3,865
Equity investments	9,952	9,952	—	9,952	—

Financial liabilities
Demand deposits	$1,311,201	$1,311,201	$1,311,201	$—	$—
Time deposits	269,523	263,637	—	—	263,637
FHLB Borrowings	202,000	197,505	—	—	197,505
Line of Credit	8,000	8,017	—	—	8,017
Subordinated debt, net	39,319	38,303	—	—	38,303
Accrued interest payable	461	461	—	461	—

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

Loans receivable, net - At June 30, 2022, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Note 11- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, March 31, 2021	$1,944	$—	$1,944
Other comprehensive income before reclassification	4,204	—	4,204
Amounts reclassified from accumulated other comprehensive income	(888)	31	(857)
Net other comprehensive income	3,316	31	3,347
BALANCE, June 30, 2021	$5,260	$31	$5,291

BALANCE, March 31, 2022	$(13,330)	$(1,823)	$(15,153)
Other comprehensive loss before reclassification	(13,330)	—	(13,330)
Amounts reclassified from accumulated other comprehensive income	7	29	36
Net other comprehensive (loss) income	(13,323)	29	(13,294)
BALANCE, June 30, 2022	$(26,653)	$(1,794)	$(28,447)

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive income (loss) before reclassification	706	(1,745)	(1,039)
Amounts reclassified from accumulated other comprehensive income	(888)	31	(857)
Net other comprehensive loss	(182)	(1,714)	(1,896)
BALANCE, June 30, 2021	$5,260	$(1,714)	$3,546

BALANCE, December 31, 2021	$2,140	$(1,852)	$288
Other comprehensive loss before reclassification	(28,700)	—	(28,700)
Amounts reclassified from accumulated other comprehensive income	(93)	58	(35)
Net other comprehensive (loss) income	(28,793)	58	(28,735)
BALANCE, June 30, 2022	$(26,653)	$(1,794)	$(28,447)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12- Business Combination

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

•	our ability to successfully execute on growth strategies related to our entry into new markets;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
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

•	the impacts related to or resulting from Russia's military action in Ukraine, including the broader impacts to financial markets and economic conditions;
•	any failure of key third-party vendors to perform their obligations to us; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

General

First Northwest Bancorp, a Washington corporation, is the bank holding company for First Fed Bank. The Company also has a controlling interest in Quin Ventures, Inc., a joint venture formed in April 2021, and limited partnership investments. First Northwest's business activities are generally limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures.

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

Quin Ventures is a fintech focused on financial wellness and lifestyle protection products for consumers nationwide. First Northwest's limited partnership investments include Canapi Ventures Fund, L.P., BankTech Ventures, L.P., and JAM FINTOP Blockchain, L.P. These limited partnerships invest in fintech-related business with a focus on developing digital solutions applicable to the banking industry. In addition, First Northwest has invested in Meriwether Group Capital Hero Fund LP, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, mortgage banking income, loan sales and servicing income, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, and gains and losses from sales of securities.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our loan portfolio through our ALLL. A recapture of previously recognized provision for loan losses may be added to net income as credit metrics improve, such as a loan's risk rating, increased property values, improvements in the economic environment, or receipt of recoveries of amounts previously charged off.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and customer acquisition expenses, professional fees, expenses related to real estate and personal property owned, and other expenses.

Impact of COVID-19 Pandemic. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. We anticipate continued improvements in commercial and consumer activity and the U.S. economy as COVID-related restrictions continue to be removed.

We recognize that our business and consumer customers experience varying degrees of financial distress, which may continue through the remainder of 2022, as new COVID-19 variant infections increase, together with the potential for new mandatory restrictions. If commercial activity slows, it may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic and resulting supply chain issues have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hospitality, restaurant and food services, and lessors of commercial real estate to hospitality, restaurant, and retail establishments, all of which were significantly impacted by the COVID-19 pandemic. At June 30, 2022, the Company’s exposure as a percent of the total loan portfolio to these industries was 3.1%, 0.3%, and 3.8%, respectively. We continue to monitor these customers closely.

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

We provided assistance to many small businesses applying for the SBA's Paycheck Protection Program ("PPP") funding. We processed $32.2 million of loans for 515 customers through the initial round of SBA PPP funding during 2020 with an average loan amount of $63,000. We processed $35.0 million of loans for 427 customers during the second round of SBA PPP funding with an average loan amount of $82,000. Payments by borrowers on these loans can be deferred up to six months after the date the loan forgiveness application is processed, and interest, at 1%, will continue to accrue during the deferment period. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. As of June 30, 2022, $32.2 million, or 100.0%, of the first-round loans were forgiven and $32.7 million, or 93.4%, of second-round loans were forgiven.

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

There were no other material changes to the critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Assets. Total assets increased to $2.03 billion at June 30, 2022 from $1.92 billion at December 31, 2021.

Cash and cash equivalents decreased by $38.2 million, or 30.3%, to $87.8 million as of June 30, 2022, compared to $126.0 million as of December 31, 2021. Excess cash was deployed into the investment and loan portfolios as the Bank continued to build earning assets.

Net loans, excluding loans held for sale, increased $111.3 million to $1.46 billion at June 30, 2022, from $1.35 billion at December 31, 2021. During the six months ended June 30, 2022, multi-family loans increased $48.9 million through new originations along with $3.7 million of acquisition-renovation construction and $2.8 million of commercial construction loans converted into amortizing loans. Auto and other consumer loans increased $38.1 million, as a result of a $16.0 million purchase of a pool of manufactured home loans, $5.4 million in individual manufactured home loan purchases, a net increase in auto loans of $7.7 million, and an increase in quin Credit Builder loans of $6.4 million, offset by payment activity. One- to four-family residential loans increased $14.2 million as $12.0 million in residential construction loans converted to amortizing loans and new originations exceeded payment of loans. Commercial business loans decreased $8.6 million, mainly as the result of a decrease in Northpointe Mortgage Participation Program ("Northpointe") of $26.3 million and PPP loans paid off year-to-date totaling $12.8 million, offset by $10.2 million in SBA loan originations, $6.9 million of Bankers Healthcare Group loan purchases, $6.8 million of Water Station Program loans and draws on existing loans. Our participation in the Northpointe program is based on current funding needs of the program. Given the slowdown in the mortgage market, as well as recent funding raises by Northpointe, we do not anticipate significant activity in the near term.

Construction and land loans decreased $10.3 million, or 4.6%, to $214.4 million at June 30, 2022, from $224.7 million at December 31, 2021. Our construction loans are geographically dispersed throughout western Washington with two loans in Oregon and two loans in Idaho. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. We continue to monitor the projects currently in our portfolio to determine the impact of supply chain issues and inflation on completion. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At June 30, 2022, acquisition-renovation loans of $27.1 million were included in the construction loan total compared to $51.1 million at December 31, 2021. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans, we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects.

We monitor real estate values and general economic conditions in our market areas, in addition to assessing the strength of our borrowers, including their equity contributions to a project, to prudently underwrite construction loans. We continually assess our lending strategies across all product lines and markets where we do business to improve earnings while also prudently managing credit risk.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$42,889	$69,665	$7,157	$—	$—	$119,711
Multi-family residential	—	151,823	6,098	415	3,592	161,928
Commercial acquisition-renovation	1,638	27,965	—	—	—	29,603
Commercial real estate	8,931	41,876	—	540	—	51,347
Total commitment	$53,458	$291,329	$13,255	$955	$3,592	$362,589

Construction Funds Disbursed
One- to four-family residential	$15,749	$30,293	$2,170	$—	$—	$48,212
Multi-family residential	—	84,192	2,714	32	2,308	89,246
Commercial acquisition-renovation	1,396	25,707	—	—	—	27,103
Commercial real estate	7,179	32,352	—	11	—	39,542
Total disbursed	$24,324	$172,544	$4,884	$43	$2,308	$204,103

Undisbursed Commitment
One- to four-family residential	$27,140	$39,372	$4,987	$—	$—	$71,499
Multi-family residential	—	67,631	3,384	383	1,284	72,682
Commercial acquisition-renovation	242	2,258	—	—	—	2,500
Commercial real estate	1,752	9,524	—	529	—	11,805
Total undisbursed	$29,134	$118,785	$8,371	$912	$1,284	$158,486

Land Funds Disbursed
One- to four-family residential	$3,409	$3,120	$329	$—	$—	$6,858
Commercial real estate	—	3,433	—	—	—	3,433
Total disbursed for land	$3,409	$6,553	$329	$—	$—	$10,291

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,785	$57,050	$4,430	$—	$94,265
Multi-family residential	—	182,151	4,095	8,435	194,681
Commercial acquisition-renovation	2,938	36,536	16,638	—	56,112
Commercial real estate	12,489	50,372	2,535	—	65,396
Total commitment	$48,212	$326,109	$27,698	$8,435	$410,454

Construction Funds Disbursed
One- to four-family residential	$10,242	$28,929	$562	$—	$39,733
Multi-family residential	—	79,707	2,414	7,534	89,655
Commercial acquisition-renovation	2,449	32,789	15,861	—	51,099
Commercial real estate	3,486	29,484	2,701	—	35,671
Total disbursed	$16,177	$170,909	$21,538	$7,534	$216,158

Undisbursed Commitment
One- to four-family residential	$22,543	$28,121	$3,868	$—	$54,532
Multi-family residential	—	102,444	1,681	901	105,026
Commercial acquisition-renovation	489	3,747	777	—	5,013
Commercial real estate	9,003	20,888	(166)	—	29,725
Total undisbursed	$32,035	$155,200	$6,160	$901	$194,296

Land Funds Disbursed
One- to four-family residential	$3,502	$3,556	$191	$—	$7,249
Commercial real estate	—	1,302	—	—	1,302
Total disbursed for land	$3,502	$4,858	$191	$—	$8,551

During the six months ended June 30, 2022, the Company originated $337.9 million of loans, of which $230.9 million, or 68.3%, were originated in the Puget Sound region, $65.0 million, or 19.2%, in the North Olympic Peninsula, $18.1 million, or 5.4%, in other areas throughout Washington State, and $24.0 million, or 7.1%, in other states. The Company purchased an additional $31.6 million in auto loans and $24.0 million in manufactured home loans during the six months ended June 30, 2022. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income.

Our ALLL increased to $15.8 million at June 30, 2022, as a $500,000 loan loss provision was recorded for the six-month period. Net recoveries were $123,000 for the six-month period. The loan loss provision is made to account for growth in the loan portfolio, adjusted for qualitative factors. We continue to monitor the economic impact of the COVID-19 pandemic, which is reflected in the qualitative factor adjustments. The ALLL as a percentage of total loans was 1.1% at both June 30, 2022 and December 31, 2021.

Nonperforming loans decreased $140,000, or 10.1%, to $1.2 million at June 30, 2022, from $1.4 million at December 31, 2021, reflecting improvements in nonperforming auto and other consumer loans of $230,000, home equity loans of $31,000 and commercial real estate loans of $11,000, offset by a deterioration in one- to four-family loans of $132,000. Nonperforming loans to total loans was 0.1% at both June 30, 2022 and December 31, 2021. The ALLL as a percentage of nonperforming loans increased to 1269% at June 30, 2022, from 1095% at December 31, 2021.

At June 30, 2022, there were $1.8 million in restructured loans, of which $1.76 million were performing in accordance with their modified payment terms and are accruing loans. Classified loans increased $1.2 million to $13.8 million at June 30, 2022, from $12.6 million at December 31, 2021, due to an improvement in commercial real estate offset by declines in in two construction relationships.

Loan charge-offs are concentrated mainly in our indirect auto loan portfolio. We stopped originating loans from one of our indirect auto loan product offerings in 2020 in order to reduce credit risk and future charge-off activity. The balance of indirect auto loans decreased to $7.1 million at June 30, 2022 from $10.6 million at December 31, 2021. We believe our ALLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of June 30, 2022.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$309,191	$294,965	$14,226	4.8%
Multi-family	221,337	172,409	48,928	28.4
Commercial real estate	381,279	363,299	17,980	4.9
Construction and land	214,394	224,709	(10,315)	(4.6)
Total real estate loans	1,126,201	1,055,382	70,819	6.7

Consumer:
Home equity	46,993	39,172	7,821	20.0
Auto and other consumer	220,865	182,769	38,096	20.8
Total consumer loans	267,858	221,941	45,917	20.7

Commercial business loans	71,218	79,838	(8,620)	(10.8)

Total loans	1,465,277	1,357,161	108,116	8.0
Less:
Net deferred loan fees	3,670	4,772	(1,102)	(23.1)
Premium on purchased loans, net	(15,692)	(12,995)	(2,697)	20.8
Allowance for loan losses	15,747	15,124	623	4.1
Loans receivable, net	$1,461,552	$1,350,260	$111,292	8.2

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	June 30, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$626	$494	$132	26.7%
Commercial real estate	60	71	(11)	(15.5)
Construction and land	22	22	—	—
Total real estate loans	708	587	121	20.6

Consumer loans:
Home equity	251	282	(31)	(11.0)
Auto and other consumer	282	512	(230)	(44.9)
Total consumer loans	533	794	(261)	(32.9)

Total nonperforming assets	$1,241	$1,381	$(140)	(10.1)

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%	0.0%	—

Investment securities increased $8.9 million, or 2.6%, to $353.1 million at June 30, 2022, from $344.2 million at December 31, 2021, due to the purchase of securities, partially offset by sales, normal payments and prepayment activity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 8.2 years as of June 30, 2022, compared to 5.7 years as of December 31, 2021, and had an estimated average repricing term of 7.6 years as of June 30, 2022, compared to 5.4 years as of December 31, 2021, based on the interest rate environment at those times. We believe prepayment activity is likely to slow in a rising rate environment, extending the projected duration of our securities portfolio.

The investment portfolio was composed of 48.0% in amortizing securities at June 30, 2022, compared to 43.0% at December 31, 2021. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we may continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields, reduce LIBOR risk, and manage duration in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.87 billion at June 30, 2022, from $1.73 billion at December 31, 2021, primarily due to an increase in borrowing of $130.0 million.

Deposit balances remained flat at $1.58 billion for both June 30, 2022 and December 31, 2021. During the six-month period ended June 30, 2022, there were increases of $22.3 million in certificates of deposits ("CDs") and $409,000 in savings accounts offset by a $10.0 million decrease in money market accounts and a $12.5 million decrease in demand deposit accounts. A runoff in commercial and public fund account balances of $45.5 million during the six-month period ended June 30, 2022, was offset by increases in consumer account balances of $21.4 million and brokered CDs of $20.0 million. We utilize brokered CDs as an additional funding source in order to manage our cost of funds, reduce our reliance on public funds deposits, and manage interest rate risk. Brokered CDs totaling $85.7 million were included in the $269.5 million balance of certificates of deposit at June 30, 2022.

FHLB advances increased 152.5% to $202.0 million at June 30, 2022, from $80.0 million at December 31, 2021. We increased short-term advances as strong loan demand was outpaced by a lack of deposit growth.

Equity. Total shareholders' equity decreased $25.3 million to $165.2 million for the six months ended June 30, 2022. The Company recorded year-to-date net income of $5.3 million. The net income increase was offset by a decrease in the after-tax unrealized loss on available-for-sale investments of $28.8 million. All categories of the investment portfolio have been significantly impacted by the rising rate environment.

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021

General. Net income attributable to the Company was $2.5 million for the three months ended June 30, 2022, compared to $3.0 million for the three months ended June 30, 2021. A $3.4 million increase in net interest income after provision for loan loss was offset by a $1.7 million decrease in noninterest income and a $3.3 million increase in noninterest expense.

Net Interest Income. Net interest income increased $3.6 million to $17.2 million for the three months ended June 30, 2022, from $13.7 million for the three months ended June 30, 2021. This increase was mainly the result of an increase in average earning assets of $196.4 million. The yield on average interest-earning assets increased 46 basis points to 4.14% for the three months ended June 30, 2022, compared to 3.68% for the same period in the prior year, due to increases in yields earned on investment securities and the loan portfolio, higher average loan balances improved the earning asset mix.

The average cost of interest-bearing liabilities increased to 0.49% for the three months ended June 30, 2022, compared to 0.46% for the same period last year, due primarily to increases in average balances in advances of $97.2 million and interest-bearing deposits of $90.4 million. Total cost of funds increased 2 basis points to 0.39% for the three months ended June 30, 2022, from 0.37% for the same period in 2021. The net interest margin increased 43 basis points to 3.77% for the three months ended June 30, 2022, from 3.34% for the same period in 2021 due to an improvement in our earning asset mix and higher market rates for both fixed and variable rate assets.

Interest Income. Total interest income increased $3.9 million, or 26.0%, to $19.0 million for the three months ended June 30, 2022, from $15.1 million for the comparable period in 2021, primarily due to an increase in the average balances on interest-earning assets and change in the mix of assets. Interest and fees on loans receivable increased $3.2 million, to $16.1 million for the three months ended June 30, 2022, from $12.9 million for the three months ended June 30, 2021, primarily due to an increase in the average balance of net loans receivable of $239.4 million compared to the prior year. Average loan yields were 4.48% and 4.30% for the three months ended June 30, 2022 and 2021, respectively.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,439,714	4.48%	$1,200,273	4.30%	$3,215
Investment securities	367,662	2.96	395,685	2.15	591
FHLB stock	8,190	5.83	4,074	4.53	73
Interest-earning deposits in banks	20,636	0.89	39,750	0.15	31
Total interest-earning assets	$1,836,202	4.14%	$1,639,782	3.68%	$3,910

Interest Expense. Total interest expense increased $316,000, or 22.5%, to $1.7 million for the three months ended June 30, 2022, compared to $1.4 million for the three months ended June 30, 2021, due to an increase in borrowing costs of $345,000 primarily related to additional FHLB borrowings in the current period, offset by a decrease in interest expense on deposits of $29,000 resulting from a 3 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $90.4 million, or 8.0%, to $1.22 billion for the three months ended June 30, 2022, from $1.13 billion for the three months ended June 30, 2021, due to core deposit growth in new and existing market areas as well as purchasing the Bellevue branch in July of 2021.

During the three months ended June 30, 2022, interest expense decreased on certificates of deposit due to a decrease in the average balances of $29.9 million, along with a decrease in the average rates paid of 5 basis points, compared to the three months ended June 30, 2021. During the same period, the average balances of money market and savings accounts increased $82.9 million and $10.0 million, respectively, with no change in the average rate paid on money market accounts and a decrease of 2 basis points for savings accounts, resulting in comparatively minor changes to interest expense. Interest-bearing demand account average balances increased $27.4 million and the average rate paid increased 3 basis points, resulting in a minor increase to interest expense. The average cost of interest-bearing deposit products decreased to 0.26% for the three months ended June 30, 2022, from 0.29% for the three months ended June 30, 2021, due in large part to the expiration of promotional rates and a shift in deposit mix to higher levels of interest-bearing and noninterest-bearing transaction accounts which carry lower rates than non-transaction accounts. Borrowing costs increased due to increases in both the average balance and cost of FHLB advances, which are more sensitive to Federal Reserve Bank rate increases, compared to the same period in 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$197,071	0.05%	$169,681	0.02%	$15
Money market accounts	584,162	0.22	501,237	0.22	48
Savings accounts	195,345	0.05	185,336	0.07	(8)
Certificates of deposit	247,310	0.68	277,218	0.73	(84)
Advances	149,145	1.42	51,917	1.41	344
Subordinated debt	39,294	4.03	39,276	4.02	1
Total interest-bearing liabilities	$1,412,327	0.49%	$1,224,665	0.46%	$316

Provision for Loan Losses. The Company recorded a $500,000 loan loss provision during the second quarter of 2022. This compares to a provision for loan losses of $300,000 for the three months ended June 30, 2021. The provision reflects loan growth and changing economic conditions, offset by stable credit quality metrics.

The following table details activity and information related to the ALLL for the periods shown:

	Three Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$500	$300
Net recoveries	120	23
Allowance for loan losses	15,747	14,588
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.2%
Total nonaccrual loans	1,241	1,784
Allowance for loan losses as a percentage of nonaccrual loans at period end	1268.9%	817.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%
Total loans	$1,465,277	$1,256,145

Noninterest Income. Noninterest income decreased $1.7 million, or 42.6%, to $2.2 million for the three months ended June 30, 2022, from $3.9 million for the three months ended June 30, 2021. Other income increased due to higher adjustable-rate conversion ("ARC") loan fee income of $193,000 in the current period compared to the same period in 2021 and Quin Ventures subscription fee income of $118,000, offset by a valuation decrease of $31,000 recorded on our limited partnership fintech investments compared to a gain of $82,000 in the same period in 2021. Increases in other income were offset by a decline of $820,000 in gain on sales of mortgage loans over the same period in 2021 as rising mortgage loan rates and lack of single-family home inventory resulted in a decline in mortgage loan production, as well as a decline of $1.1 million from investment securities sales in the current quarter compared to the same period in 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,091	$1,001	$90	9.0%
Sold loan servicing fees	27	13	14	107.7
Net gain on sale of loans	231	1,017	(786)	(77.3)
Net (loss) gain on sale of investment securities	(8)	1,124	(1,132)	(100.7)
Increase in cash surrender value of bank-owned life insurance	213	242	(29)	(12.0)
Other income	668	475	193	40.6
Total noninterest income	$2,222	$3,872	$(1,650)	(42.6)%

Noninterest Expense. Noninterest expense increased $3.3 million, or 23.8%, to $17.0 million for the three months ended June 30, 2022, compared to $13.7 million for the three months ended June 30, 2021. Quin Ventures launched the Credit Builder product during the current quarter and, as a result, the compensation, software licensing, professional fees and administrative expenses which were previously capitalized as software development costs are now being expensed. Additional Quin Ventures expenses totaling $1.5 million were recorded in advertising, compensation, depreciation and data processing during the current quarter. Noninterest expenses attributable to Quin Ventures for the three months ended June 30, 2022, totaled $2.1 million. The Bank also recorded increases over the same quarter in 2021 in compensation expense as well as costs associated with expanding our footprint with two new locations, technology enhancements for core and digital banking products, and higher FDIC insurance premiums.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,735	$8,559	$1,176	13.7%
Data processing	1,870	1,525	345	22.6
Occupancy and equipment	1,432	1,004	428	42.6
Supplies, postage, and telephone	408	355	53	14.9
Regulatory assessments and state taxes	441	301	140	46.5
Advertising	1,370	492	878	178.5
Professional fees	629	644	(15)	(2.3)
FDIC insurance premium	211	168	43	25.6
Other expense	867	659	208	31.6
Total noninterest expense	$16,963	$13,707	$3,256	23.8%

Provision for Income Tax. An income tax expense of $467,000 was recorded for the three months ended June 30, 2022, compared to $663,000 for the three months ended June 30, 2021. There was a year-over-year decrease in income before taxes of $1.5 million. The current period provision includes accruals for both federal and state income taxes resulting in a higher effective tax rate. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating a nexus in those states for income tax purposes. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021

General. Net income attributable to the Company was $5.3 million for the six months ended June 30, 2022, compared to $6.1 million for the six months ended June 30, 2021. A $5.6 million increase in net interest income after provision for loan loss was offset by a $2.0 million decrease in noninterest income and a $6.0 million increase in noninterest expense.

Net Interest Income. Net interest income increased $5.6 million to $32.7 million for the six months ended June 30, 2022, from $27.1 million for the six months ended June 30, 2021. This increase was mainly the result of an increase in average earning assets of $212.3 million. The yield on average interest-earning assets increased 25 basis points to 4.00% for the six months ended June 30, 2022, compared to 3.75% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, as well as an increase in yields earned on investment securities.

The average cost of interest-bearing liabilities increased to 0.46% for the six months ended June 30, 2022, compared to 0.43% for the same period last year, due primarily to an increase in the average balance of borrowings related to additional FHLB advances, partially offset by a decrease in rates on interest-bearing deposits of 7 basis points. Total cost of funds increased 2 basis points to 0.37% for the six months ended June 30, 2022, from 0.35% for the same period in 2021. The net interest margin increased 22 basis points to 3.65% for the six months ended June 30, 2022, from 3.43% for the same period in 2021.

Interest Income. Total interest income increased $6.2 million, or 20.8%, to $35.9 million for the six months ended June 30, 2022, from $29.7 million for the comparable period in 2021, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $5.2 million, to $30.6 million for the six months ended June 30, 2022, from $25.4 million for the six months ended June 30, 2021, primarily due to an increase in the average balance of net loans receivable of $218.8 million compared to the prior year, coupled with an increase in average loan yields to 4.46% for the six months ended June 30, 2022, from 4.39% for the same period in 2021.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,385,248	4.46%	$1,166,422	4.39%	$5,210
Investment securities	363,572	2.77	382,283	2.19	832
FHLB stock	6,758	5.10	3,942	4.66	80
Interest-earning deposits in banks	51,537	0.33	42,150	0.13	56
Total interest-earning assets	$1,807,115	4.00%	$1,594,797	3.75%	$6,178

Interest Expense. Total interest expense increased $581,000, or 22.8%, to $3.1 million for the six months ended June 30, 2022, compared to $2.6 million for the six months ended June 30, 2021, due to an increase in borrowing costs of $827,000 primarily related to additional FHLB advances, offset by a decrease in interest expense on deposits of $246,000 resulting from a 7 basis point decrease in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $109.7 million, or 9.9%, to $1.22 billion for the six months ended June 30, 2022, from $1.11 billion for the six months ended June 30, 2021, due to core deposit growth in new and existing market areas as well as purchasing the Bellevue branch in July of 2021. Average deposit account balances were comprised of 78% interest-bearing deposits and 22% noninterest-bearing deposits at June 30, 2022.

During the six months ended June 30, 2022, interest expense decreased on certificates of deposit due to a decrease in the average balances of $41.6 million, along with a decrease in the average rates paid of 12 basis points, compared to the six months ended June 30, 2021. During the same period, the average balances of money market and savings accounts increased $104.7 million and $15.5 million, respectively, with an average rate decrease of 3 basis points and 3 basis points, respectively, resulting in comparatively minor changes to interest expense. Interest-bearing demand account average balances increased $31.1 million and the average rate increased 2 basis points, resulting in a minor increase to interest expense. The average cost of interest-bearing deposit products decreased to 0.25% for the six months ended June 30, 2022, from 0.32% for the six months ended June 30, 2021, due in large part to the expiration of promotional rates and a shift in deposit mix to higher levels of transaction accounts. Borrowing costs increased due to increases in both the average balance and cost of FHLB advances compared to the same period in 2021 and the issuance of subordinated debt in March 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$196,615	0.04%	$165,562	0.02%	$25
Money market accounts	585,974	0.21	481,269	0.24	60
Savings accounts	195,034	0.05	179,524	0.08	(22)
Certificates of deposit	244,989	0.66	286,552	0.78	(309)
Advances	116,062	1.44	53,667	1.41	457
Subordinated debt	39,288	4.05	21,334	3.96	370
Total interest-bearing liabilities	$1,377,962	0.46%	$1,187,908	0.43%	$581

Provision for Loan Losses. The Company recorded a $500,000 loan loss provision during the six months ended June 30, 2022, compared to a provision for loan losses of $800,000 for the six months ended June 30, 2021. The provision reflects loan growth and changing economic conditions, offset by stable credit quality metrics.

The following table details activity and information related to the ALLL for the periods shown:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$500	$800
Net recoveries (charge-offs)	123	(59)
Allowance for loan losses	15,747	14,588
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.2%
Total nonaccrual loans	1,241	1,784
Allowance for loan losses as a percentage of nonaccrual loans at period end	1268.9%	817.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%
Total loans	$1,465,277	$1,256,145

Noninterest Income. Noninterest income decreased $2.0 million, or 29.7%, to $4.6 million for the six months ended June 30, 2022, from $6.6 million for the six months ended June 30, 2021. The year-over-year change in servicing fee income included increases in commercial loan late fees of $132,000, deposit account interchange fee income of $107,000 and business deposit account fee income of $89,000. Servicing fee income on sold loans increased $257,000 due to the change in the fair value of the servicing asset and a $124,000 increase in Main Street Lending Program servicing fee income. Other income increased due to higher ARC loan fee income of $394,000 in the current period compared to the same period in 2021 and Quin Ventures subscription fee income of $118,000, offset by a year-over-year decrease of $389,000 in the recorded value on our limited partnership fintech investments which were negatively impacted by market volatility. Increases in fee income and other income were offset by a decline of $1.9 million in gain on sales of mortgage loans over the same period in 2021 as rising mortgage loan rates and lack of single-family home inventory continue to dampen mortgage loan production, and a decline of $1.0 million in investment securities sales during the current year compared to the same period in 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,264	$1,838	$426	23.2%
Sold loan servicing fees	459	43	416	967.4
Net gain on sale of loans	484	2,354	(1,870)	(79.4)
Net (loss) gain on sale of investment securities	118	1,124	(1,006)	(89.5)
Increase in cash surrender value of bank-owned life insurance	465	486	(21)	(4.3)
Other income	835	731	104	14.2
Total noninterest income	$4,625	$6,576	$(1,951)	(29.7)%

Noninterest Expense. Noninterest expense increased $6.0 million, or 23.2%, to $31.8 million for the six months ended June 30, 2022, compared to $25.8 million for the six months ended June 30, 2021. Quin Ventures launched the Credit Builder product during the current quarter and, as a result, the compensation, software licensing, professional fees and administrative expenses which were previously capitalized as software development costs are now being expensed. Additional Quin Ventures expenses totaling $1.5 million were recorded in advertising, compensation, depreciation and data processing. Noninterest expenses attributable to Quin Ventures for the six months ended June 30, 2022, totaled $2.7 million. The Bank also recorded increases over the same period in 2021 in compensation expense as we added staff to manage the company and build up data and fintech infrastructures, as well as costs associated with expanding our footprint with two new locations. The Bank also invested in technology enhancements for core and digital banking products to support digital initiatives and customer relationship management tools. Regulatory assessments and state taxes were higher due to an increase in taxable income compared to the same period in 2021 combined with an accrual for regulatory exams in the current year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$18,538	$15,854	$2,684	16.9%
Data processing	3,642	2,858	784	27.4
Occupancy and equipment	2,599	2,033	566	27.8
Supplies, postage, and telephone	721	597	124	20.8
Regulatory assessments and state taxes	802	562	240	42.7
Advertising	2,157	937	1,220	130.2
Professional fees	1,188	1,166	22	1.9
FDIC insurance premium	434	316	118	37.3
Other expense	1,713	1,478	235	15.9
Total noninterest expense	$31,794	$25,801	$5,993	23.2%

Provision for Income Tax. An income tax expense of $1.0 million was recorded for the six months ended June 30, 2022, compared to $1.1 million for the six months ended June 30, 2021. There was a year-over-year decrease in income before taxes of $2.1 million; however, the expense recorded for the six months ended June 30, 2021, included a tax accrual true-up. The current year provision includes accruals for both federal and state income taxes resulting in a higher effective tax rate. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2022 and 2021. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,439,714	$16,081	4.48%	$1,200,273	$12,866	4.30%
Investment securities	367,662	2,715	2.96	395,685	2,124	2.15
FHLB dividends	8,190	119	5.83	4,074	46	4.53
Interest-earning deposits in banks	20,636	46	0.89	39,750	15	0.15
Total interest-earning assets (2)	1,836,202	18,961	4.14	1,639,782	15,051	3.68
Noninterest-earning assets	127,463			97,581
Total average assets	$1,963,665			$1,737,363

Interest-bearing liabilities:
Interest-bearing demand deposits	$197,071	$25	0.05	$169,681	$10	0.02
Money market accounts	584,162	323	0.22	501,237	275	0.22
Savings accounts	195,345	26	0.05	185,336	34	0.07
Certificates of deposit	247,310	422	0.68	277,218	506	0.73
Total interest-bearing deposits	1,223,888	796	0.26	1,133,472	825	0.29
Advances	149,145	527	1.42	51,917	183	1.41
Subordinated debt	39,294	395	4.03	39,276	394	4.02
Total interest-bearing liabilities	1,412,327	1,718	0.49	1,224,665	1,402	0.46
Noninterest-bearing deposits	344,827			304,483
Other noninterest-bearing liabilities	32,927			22,062
Total average liabilities	1,790,081			1,551,210
Average equity	173,584			186,153
Total average liabilities and equity	$1,963,665			$1,737,363

Net interest income		$17,243			$13,649
Net interest rate spread			3.65			3.22
Net earning assets	$423,875			$415,117
Net interest margin (3)			3.77			3.34
Average interest-earning assets to average interest-bearing liabilities	130.0%			133.9%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,385,248	$30,617	4.46%	$1,166,422	$25,407	4.39%
Total investment securities	363,572	4,990	2.77	382,283	4,158	2.19
FHLB dividends	6,758	171	5.10	3,942	91	4.66
Interest-earning deposits in banks	51,537	84	0.33	42,150	28	0.13
Total interest-earning assets (2)	1,807,115	35,862	4.00	1,594,797	29,684	3.75
Noninterest-earning assets	124,753			97,040
Total average assets	$1,931,868			$1,691,837

Interest-bearing liabilities:
Interest-bearing demand deposits	$196,615	$42	0.04	$165,562	$17	0.02
Money market accounts	585,974	621	0.21	481,269	561	0.24
Savings accounts	195,034	52	0.05	179,524	74	0.08
Certificates of deposit	244,989	798	0.66	286,552	1,107	0.78
Total interest-bearing deposits	1,222,612	1,513	0.25	1,112,907	1,759	0.32
Advances	116,062	831	1.44	53,667	374	1.41
Subordinated debt	39,288	789	4.05	21,334	419	3.96
Total interest-bearing liabilities	1,377,962	3,133	0.46	1,187,908	2,552	0.43
Noninterest-bearing deposits	336,611			293,902
Other noninterest-bearing liabilities	35,820			23,865
Total average liabilities	1,750,393			1,505,675
Average equity	181,475			186,162
Total average liabilities and equity	$1,931,868			$1,691,837

Net interest income		$32,729			$27,132
Net interest rate spread			3.54			3.32
Net earning assets	$429,153			$406,889
Net interest margin (3)			3.65			3.43
Average interest-earning assets to average interest-bearing liabilities	131.1%			134.3%

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

	Three Months Ended			Six Months Ended
	June 30, 2022 vs. 2021			June 30, 2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable, net	$2,568	$647	$3,215	$4,746	$464	$5,210
Investments	(150)	741	591	(203)	1,035	832
FHLB stock	46	27	73	65	15	80
Other (1)	(7)	38	31	6	50	56
Total interest-earning assets	$2,457	$1,453	$3,910	$4,614	$1,564	$6,178

Interest-bearing liabilities:
Interest-bearing demand deposits	$2	$13	$15	$3	$22	$25
Money market accounts	46	2	48	122	(62)	60
Savings accounts	2	(10)	(8)	6	(28)	(22)
Certificates of deposit	(55)	(29)	(84)	(161)	(148)	(309)
Advances	343	1	344	435	22	457
Subordinated debt	—	1	1	353	17	370
Total interest-bearing liabilities	$338	$(22)	$316	$758	$(177)	$581

Net change in interest income	$2,119	$1,475	$3,594	$3,856	$1,741	$5,597

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2022 and the year ended December 31, 2021, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2022, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$169,555	$79,154	$20,814	$—	$269,523
FHLB advances	132,000	35,000	25,000	10,000	202,000
Line of credit	8,000	—	—	—	8,000
Subordinated debt obligation	—	—	—	39,319	39,319
Operating leases	808	1,710	1,779	4,376	8,673
Borrower taxes and insurance	934	—	—	—	934
Deferred compensation	104	326	73	496	999
Total contractual obligations	$311,401	$116,190	$47,666	$54,191	$529,448

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2022:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,334	$—	$—	$—	$1,334
Variable-rate	1,705	—	—	—	1,705
Unfunded commitments under lines of credit or existing loans	82,930	34,400	10,469	122,512	250,311
Standby letters of credit	613	—	—	200	813
Total commitments	$86,582	$34,400	$10,469	$122,712	$254,163

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2022, cash and cash equivalents totaling $87.8 million and unpledged securities classified as available-for-sale with a market value of $252.0 million provided additional sources of liquidity. The Bank pledged collateral of $459.2 million to support borrowings from the FHLB and has an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $9.3 million were pledged as of June 30, 2022. First Northwest has a borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments.

At June 30, 2022, we had $3.0 million in loan commitments outstanding and $251.1 million in undisbursed loans and standby letters of credit, including $158.5 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of June 30, 2022, totaled $169.6 million, or 62.9% of certificates of deposit with a weighted-average rate of 0.70%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates were in decline. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $1.5 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2022, First Northwest had contributed $8.0 million in partial fulfillment of its commitment to extend $15.0 million to Quin Ventures, Inc. under a capital financing agreement and related promissory note.

Capital Resources

At June 30, 2022, shareholders' equity totaled $165.2 million, or 8.1% of total assets. Our book value per share of common stock was $16.60 at June 30, 2022, compared to $19.10 at December 31, 2021.

At June 30, 2022, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2022.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$205,397	10.4%	$78,894	4.0%	$98,617	5.0%
Common equity tier I (to risk-weighted assets)	$205,397	12.7	72,985	4.5	105,423	6.5
Tier I risk-based capital (to risk-weighted assets)	$205,397	12.7	97,313	6.0	129,751	8.0
Total risk-based capital (to risk-weighted assets)	$221,464	13.7	129,751	8.0	162,189	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2022 - April 30, 2022	—	$—	—	658,370
May 1, 2022 - May 31, 2022	13,012	17.03	12,403	645,967
June 1, 2022 - June 30, 2022	41,013	16.06	40,215	605,752
Total	54,025	$16.29	52,618

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 609 shares, and 798 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of June 30, 2022, a total of 417,668 shares, or 40.8% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $16.96 per share, leaving 605,752 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of First Northwest Bancorp, as amended June 3, 2022	X
3.2	Bylaws of First Northwest Bancorp, as amended effective June 3, 2022	X
4.1	Description of Common Stock	X
10.1	Loan Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.1	5/27/2022
10.2	Security Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.2	5/27/2022
10.3	Revolving Credit Note dated May 20, 2022, of First Northwest Bancorp		8-K	10.3	5/27/2022
10.4*	Severance and Release Agreement with Kelly A. Liske, effective June 30, 2022		8-K	10.1	7/19/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 12, 2022	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2022	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)