Form 10-Q
period 2022-09-30
First Northwest Bancorp
filed 2022-11-10
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2022, there were 9,949,057 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$22,784	$13,868
Interest-earning deposits in banks	80,879	112,148
Investment securities available for sale, at fair value	329,436	344,212
Loans held for sale	263	760
Loans receivable (net of allowance for loan losses of $16,273 and $15,124)	1,521,118	1,350,260
Federal Home Loan Bank (FHLB) stock, at cost	11,961	5,196
Accrued interest receivable	6,655	5,289
Premises and equipment, net	20,841	19,830
Servicing rights on sold loans, net	—	3,282
Servicing rights on sold loans, at fair value	3,872	—
Bank-owned life insurance, net	40,003	39,318
Equity and partnership investments	13,990	3,571
Goodwill and other intangible assets, net	1,173	1,183
Prepaid expenses and other assets	38,466	22,164

Total assets	$2,091,441	$1,921,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,605,235	$1,580,580
Borrowings	292,338	119,280
Accrued interest payable	105	393
Accrued expenses and other liabilities	34,940	29,240
Advances from borrowers for taxes and insurance	2,224	1,108

Total liabilities	1,934,842	1,730,601

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,978,041 shares at September 30, 2022, and 9,972,698 shares at December 31, 2021	100	100
Additional paid-in capital	97,924	96,131
Retained earnings	110,107	103,014
Accumulated other comprehensive (loss) income, net of tax	(41,023)	288
Unearned employee stock ownership plan (ESOP) shares	(8,077)	(8,572)

Total parent's shareholders' equity	159,031	190,961
Noncontrolling interest in Quin Ventures, Inc.	(2,432)	(481)

Total shareholders' equity	156,599	190,480

Total liabilities and shareholders' equity	$2,091,441	$1,921,081

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans receivable	$17,778	$14,581	$48,395	$39,988
Interest on investment securities	2,817	2,138	7,807	6,296
Interest on deposits and other	118	18	202	46
FHLB dividends	142	41	313	132
Total interest income	20,855	16,778	56,717	46,462

INTEREST EXPENSE
Deposits	1,251	850	2,764	2,609
Borrowings	1,400	576	3,020	1,369
Total interest expense	2,651	1,426	5,784	3,978

Net interest income	18,204	15,352	50,933	42,484
PROVISION FOR LOAN LOSSES	750	700	1,250	1,500
Net interest income after provision for loan losses	17,454	14,652	49,683	40,984

NONINTEREST INCOME
Loan and deposit service fees	1,302	1,015	3,566	2,853
Sold loan servicing fees	206	815	665	858
Net gain on sale of loans	285	660	769	3,014
Net gain on sale of investment securities	—	1,286	118	2,410
Increase in cash surrender value of bank-owned life insurance	221	241	686	727
Other income	320	269	1,155	1,000
Total noninterest income	2,334	4,286	6,959	10,862

NONINTEREST EXPENSE
Compensation and benefits	9,045	8,713	27,583	24,567
Data processing	1,778	1,568	5,420	4,426
Occupancy and equipment	1,499	1,106	4,098	3,139
Supplies, postage, and telephone	322	279	1,043	876
Regulatory assessments and state taxes	365	335	1,167	897
Advertising	645	547	2,802	1,484
Professional fees	695	422	1,883	1,588
FDIC insurance premium	219	134	653	450
Other expense	807	830	2,520	2,308
Total noninterest expense	15,375	13,934	47,169	39,735

INCOME BEFORE PROVISION FOR INCOME TAXES	4,413	5,004	9,473	12,111

PROVISION FOR INCOME TAXES	818	946	1,839	2,082

NET INCOME	3,595	4,058	7,634	10,029
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	696	120	1,951	265

NET INCOME ATTRIBUTABLE TO PARENT	$4,291	$4,178	$9,585	$10,294

Basic and diluted earnings per common share	$0.47	$0.44	$1.04	$1.09

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET INCOME	$3,595	$4,058	$7,634	$10,029

Other comprehensive (loss) income:
Unrealized holding losses on investments available for sale arising during the period	(15,954)	(2,057)	(52,283)	(1,164)
Income tax benefit related to unrealized holding losses	3,350	432	10,979	245
Unrecognized defined benefit ("DB") plan prior service cost	—	—	—	(2,210)
Income tax benefit related to DB plan prior service cost	—	—	—	465
Amortization of unrecognized DB plan prior service cost	37	36	110	78
Income tax provision related to amortization of DB plan prior service cost	(9)	(7)	(24)	(18)
Reclassification adjustment for net (gains) losses on sales of securities realized in income	—	(1,286)	(118)	(2,410)
Income tax benefit related to reclassification adjustment on sales of securities	—	270	25	506

Other comprehensive loss, net of tax	(12,576)	(2,612)	(41,311)	(4,508)

COMPREHENSIVE (LOSS) INCOME	(8,981)	1,446	(33,677)	5,521

Comprehensive loss attributable to noncontrolling interest	(696)	(120)	(1,951)	(265)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARENT	$(8,285)	$1,566	$(31,726)	$5,786

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2022 and 2021

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, June 30, 2021	10,205,867	$102	$97,463	$96,573	$(8,901)	$3,546	$(190)	$188,593

Net income				4,178			(120)	4,058
Common stock repurchased	(137,953)	—	(1,378)	(1,084)				(2,462)
Restricted stock award forfeitures net of grants	(5,903)	—	—					—
Restricted stock awards canceled	(11,134)	—	(199)					(199)
Other comprehensive loss, net of tax						(2,612)		(2,612)
Share-based compensation expense			433					433
ESOP shares committed to be released			77		165			242
Cash dividends declared ($0.06 per share)				(609)				(609)

BALANCE, September 30, 2021	10,050,877	$102	$96,396	$99,058	$(8,736)	$934	$(310)	$187,444

BALANCE, June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154

Net income				4,291			(696)	3,595
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(79,054)	—	(790)	(491)				(1,281)
Restricted stock award forfeitures net of grants	(3,350)	(1)	1					—
Restricted stock awards canceled	(5,504)	—	(89)					(89)
Other comprehensive loss, net of tax						(12,576)		(12,576)
Share-based compensation expense			404					404
ESOP shares committed to be released			51		165			216
Cash dividends declared ($0.07 per share)				(693)				(693)

BALANCE, September 30, 2022	9,978,041	$100	$97,924	$110,107	$(8,077)	$(41,023)	$(2,432)	$156,599

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Income (Loss),	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				10,294			(265)	10,029
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(45)	410
Common stock repurchased	(291,932)	(2)	(2,916)	(2,018)				(4,936)
Restricted stock award grants net of forfeitures	78,993	1	(1)					—
Restricted stock awards canceled	(13,088)	—	(232)					(232)
Other comprehensive loss, net of tax						(4,508)		(4,508)
Share-based compensation expense			1,443					1,443
ESOP shares committed to be released			192		494			686
Cash dividends declared ($0.18 per share)				(1,831)				(1,831)

BALANCE, September 30, 2021	10,050,877	$102	$96,396	$99,058	$(8,736)	$934	$(310)	$187,444

BALANCE, December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480

Net income				9,585			(1,951)	7,634
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(131,672)	(1)	(1,315)	(824)				(2,140)
Restricted stock award grants net of forfeitures	37,068	—	—					—
Restricted stock awards canceled	(15,830)	—	(311)					(311)
Other comprehensive loss, net of tax						(41,311)		(41,311)
Reclassification resulting from change in accounting method				424				424
Share-based compensation expense			1,294					1,294
ESOP shares committed to be released			257		495			752
Cash dividends declared ($0.21 per share)				(2,092)				(2,092)

BALANCE, September 30, 2022	9,978,041	$100	$97,924	$110,107	$(8,077)	$(41,023)	$(2,432)	$156,599

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest	$7,634	$10,029
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,547	1,032
Amortization of core deposit intangible	10	2
Amortization and accretion of premiums and discounts on investments, net	1,280	1,252
Accretion of deferred loan fees and purchased premiums, net	619	754
Amortization of debt issuance costs	58	38
Change in fair value of sold loan servicing rights	91	—
Additions to servicing rights on sold loans, net	(143)	(720)
Amortization of servicing rights on sold loans, net	—	(90)
Net (decrease) increase in the valuation allowance on servicing rights on sold loans	—	(4)
Provision for loan losses	1,250	1,500
Allocation of ESOP shares	546	503
Share-based compensation expense	1,294	1,943
Gain on sale of loans, net	(769)	(3,014)
Gain on sale of securities available for sale, net	(118)	(2,410)
Increase in cash surrender value of life insurance, net	(686)	(727)
Origination of loans held for sale	(22,272)	(86,456)
Proceeds from loans held for sale	23,538	90,899
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,366)	1,191
Increase in prepaid expenses and other assets	(4,191)	(14,473)
Decrease in accrued interest payable	(288)	(24)
Increase in accrued expenses and other liabilities	5,680	10,230

Net cash from operating activities	13,714	11,455

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(78,409)	(125,909)
Proceeds from maturities, calls, and principal repayments of securities available for sale	26,937	52,071
Proceeds from sales of securities available for sale	12,685	109,829
(Purchase) redemption of FHLB stock	(6,765)	1,580
Net increase in loans receivable	(172,727)	(205,411)
Purchase of premises and equipment, net	(2,556)	(3,976)
Capital contributions to equity and partnership investments	(7,628)	—
Capital contributions to low-income housing tax credit partnerships	(23)	—
Capital contributions to historic tax credit partnerships	(1,829)	—
Net cash acquired from branch acquisition	—	63,545

Net cash from investing activities	(230,315)	(108,271)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$24,655	$124,532
Proceeds from long-term FHLB advances	—	10,000
Repayment of long-term FHLB advances	—	(10,000)
Net increase (decrease) in short-term FHLB advances	161,000	(49,977)
Proceeds from issuance of subordinated debt, net	—	39,223
Net increase (decrease) in line of credit	12,000	—
Net increase in advances from borrowers for taxes and insurance	1,116	1,002
Dividends paid	(2,072)	(1,831)
Restricted stock awards canceled	(311)	(232)
Repurchase of common stock	(2,140)	(4,936)

Net cash from financing activities	194,248	107,781

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,353)	10,965

CASH AND CASH EQUIVALENTS, beginning of period	126,016	65,155

CASH AND CASH EQUIVALENTS, end of period	$103,663	$76,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$6,072	$4,002
Income taxes	$2,954	$2,890
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	$—	$2,718

NONCASH INVESTING ACTIVITIES
Change in unrealized loss on securities available for sale	$(52,401)	$(3,573)
Cumulative adjustment to servicing right asset due to election of fair value option	$538	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$1,412

BUSINESS COMBINATION (see Note 12)
Fair value of assets acquired	$—	$1,340
Fair value of liabilities assumed	$—	$65,947

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

On August 5, 2022, First Northwest's election to be treated as a financial holding company became effective, allowing the Company to engage in activities that are financial in nature or incidental to financial activities.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for future periods.

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

The Company is evaluating the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, and will closely monitor developments and additional guidance to determine the potential impact on the Company’s consolidated financial statements. At this time, we cannot reasonably estimate the impact the implementation of these ASUs will have on the Company's consolidated financial statements. The Company's internal project management team continues to review models, work with our third-party vendor, and discuss changes to processes and procedures to ensure the Company is fully compliant with the amendments at the adoption date, which is anticipated to be January 1, 2023. The Bank began running a parallel analysis comparing actual ALLL results to potential CECL results with the June 2022 quarter end and will continue running parallels through the remainder of 2022. Initial results indicate a moderate increase to the reserve; however, the modeling effort is ongoing with final decisions regarding valuation criteria for each segment yet to be made.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at September 30, 2022 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$120,380	$—	$(24,250)	$96,130
U.S. Treasury notes	2,465	—	(110)	2,355
International agency issued bonds (Agency bonds)	1,953	—	(270)	1,683
Corporate issued debt securities (Corporate debt)	60,754	—	(4,589)	56,165
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	90,940	2	(12,711)	78,231
Non-agency issued mortgage-backed securities (MBS non-agency)	102,637	—	(7,765)	94,872

Total securities available for sale	$379,129	$2	$(49,695)	$329,436

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

There were no securities classified as held-to-maturity at  September 30, 2022 and  December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2022:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(16,638)	$72,717	$(7,612)	$23,113	$(24,250)	$95,830
U.S. Treasury notes	(110)	2,355	—	—	(110)	2,355
Agency bonds	—	—	(270)	1,683	(270)	1,683
Corporate debt	(2,272)	33,701	(2,317)	22,464	(4,589)	56,165
Mortgage-backed securities:
MBS agency	(5,896)	47,543	(6,815)	27,891	(12,711)	75,434
MBS non-agency	(4,894)	66,940	(2,871)	27,932	(7,765)	94,872

Total available for sale	$(29,810)	$223,256	$(19,885)	$103,083	$(49,695)	$326,339

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

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At September 30, 2022 and December 31, 2021, there were 183 and 76 investment securities in an unrealized loss position, respectively.

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

There were no OTTI losses during the three and nine months ended September 30, 2022 and 2021.

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

	September 30, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$6,316	$6,239
Due after one through five years	37,243	35,999
Due after five through ten years	13,549	12,252
Due after ten years	136,469	118,613

Total mortgage-backed securities	193,577	173,103

All other investment securities:
Due within one year	—	—
Due after one through five years	18,741	16,999
Due after five through ten years	66,251	60,092
Due after ten years	100,560	79,242

Total all other investment securities	185,552	156,333

Total investment securities	$379,129	$329,436

	December 31, 2021
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$7,827	$7,832
Due after one through five years	24,347	24,371
Due after five through ten years	8,466	8,391
Due after ten years	100,554	99,376

Total mortgage-backed securities	141,194	139,970

All other investment securities:
Due within one year	—	—
Due after one through five years	6,391	6,289
Due after five through ten years	79,679	80,807
Due after ten years	114,240	117,146

Total all other investment securities	200,310	204,242

Total investment securities	$341,504	$344,212

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Proceeds from sales	$—	$64,394	$12,685	$109,829
Gross realized gains	—	1,627	128	2,827
Gross realized losses	—	(341)	(10)	(417)

Note 3 - Loans Receivable

Loans receivable consisted of the following at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Real Estate:
One-to-four family	$335,067	$294,965
Multi-family	243,256	172,409
Commercial real estate	385,272	363,299
Construction and land	217,175	224,709
Total real estate loans	1,180,770	1,055,382

Consumer:
Home equity	50,066	39,172
Auto and other consumer	223,100	182,769
Total consumer loans	273,166	221,941

Commercial business loans	71,269	79,838

Total loans	1,525,205	1,357,161

Less:
Net deferred loan fees	3,519	4,772
Premium on purchased loans, net	(15,705)	(12,995)
Allowance for loan losses	16,273	15,124

Total loans receivable, net	$1,521,118	$1,350,260

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by segment and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,026	$2,168	$4,154	$2,550	$486	$2,367	$680	$316	$15,747
Provision for (recapture of) loan losses	188	164	(45)	(36)	9	428	14	28	750
Charge-offs	—	—	—	—	—	(265)	—	—	(265)
Recoveries	—	—	—	—	12	29	—	—	41
Ending balance	$3,214	$2,332	$4,109	$2,514	$507	$2,559	$694	$344	$16,273

	At or For the Nine Months Ended September 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
(Recapture of) provision for loan losses	(2)	516	113	(160)	71	644	82	(14)	1,250
Charge-offs	—	—	—	—	—	(475)	—	—	(475)
Recoveries	32	—	—	2	29	169	142	—	374
Ending balance	$3,214	$2,332	$4,109	$2,514	$507	$2,559	$694	$344	$16,273

	At September 30, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,214	$2,332	$4,109	$2,514	$507	$2,559	$694	$344	$16,273
General reserve	3,182	2,332	4,109	2,513	504	2,552	694	344	16,230
Specific reserve	32	—	—	1	3	7	—	—	43

Total loans	$335,067	$243,256	$385,272	$217,175	$50,066	$223,100	$71,269	$—	$1,525,205
Loans collectively evaluated (1)	332,263	243,256	385,218	215,408	49,852	222,834	71,269	—	1,520,100
Loans individually evaluated (2)	2,804	—	54	1,767	214	266	—	—	5,105

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a summary of loans individually evaluated for impairment by portfolio segment at the dates indicated:

	September 30, 2022			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$77	$115	$—	$212	$247	$—
Commercial real estate	54	151	—	71	177	—
Construction and land	1,748	1,765	—	—	24	—
Home equity	—	—	—	26	59	—
Auto and other consumer	238	243	—	—	77	—
Total	2,117	2,274	—	309	584	—

With an allowance recorded:
One-to-four family	2,727	2,871	32	2,045	2,245	25
Construction and land	19	19	1	22	22	—
Home equity	214	216	3	307	329	5
Auto and other consumer	28	28	7	512	512	83
Total	2,988	3,134	43	2,886	3,108	113

Total impaired loans:
One-to-four family	2,804	2,986	32	2,257	2,492	25
Commercial real estate	54	151	—	71	177	—
Construction and land	1,767	1,784	1	22	46	—
Home equity	214	216	3	333	388	5
Auto and other consumer	266	271	7	512	589	83
Total	$5,105	$5,408	$43	$3,195	$3,692	$113

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$211	$1	$259	$1
Commercial real estate	56	—	63	—
Construction and land	583	1	194	1
Home equity	—	—	3	—
Auto and other consumer	239	5	246	14
Total	1,089	7	765	16

With an allowance recorded:
One-to-four family	2,258	51	2,138	120
Commercial real estate	—	—	7	—
Construction and land	18	—	21	—
Home equity	232	3	273	8
Auto and other consumer	33	1	104	2
Total	2,541	55	2,543	130

Total impaired loans:
One-to-four family	2,469	52	2,397	121
Commercial real estate	56	—	70	—
Construction and land	601	1	215	1
Home equity	232	3	276	8
Auto and other consumer	272	6	350	16
Total	$3,630	$62	$3,308	$146

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2022, was $42,000 and $126,000, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
One-to-four family	$1,089	$494
Commercial real estate	54	71
Construction and land	1,767	22
Home equity	187	282
Auto and other consumer	266	512

Total nonaccrual loans	$3,363	$1,381

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At September 30, 2022, $154,000 of purchased loans serviced by others were past due 90 days or more and still accruing interest. There were no loans past due 90 days or more and still accruing interest at December 31, 2021.

The following table presents the recorded investment in past due loans, by class, as of September 30, 2022:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,529	$—	$623	$2,152	$332,915	$335,067
Multi-family	—	—	—	—	243,256	243,256
Commercial real estate	—	—	—	—	385,272	385,272
Construction and land	—	—	1,750	1,750	215,425	217,175
Total real estate loans	1,529	—	2,373	3,902	1,176,868	1,180,770

Consumer:
Home equity	—	—	—	—	50,066	50,066
Auto and other consumer	1,514	366	154	2,034	221,066	223,100
Total consumer loans	1,514	366	154	2,034	271,132	273,166

Commercial business loans	4	—	—	4	71,265	71,269

Total loans	$3,047	$366	$2,527	$5,940	$1,519,265	$1,525,205

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the internally assigned grade as of  September 30, 2022, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$330,386	$3,358	$—	$1,323	$335,067
Multi-family	227,505	15,751	—	—	243,256
Commercial real estate	344,907	28,514	10,526	1,325	385,272
Construction and land	201,238	402	13,465	2,070	217,175
Total real estate loans	1,104,036	48,025	23,991	4,718	1,180,770

Consumer:
Home equity	49,558	307	14	187	50,066
Auto and other consumer	221,890	847	107	256	223,100
Total consumer loans	271,448	1,154	121	443	273,166

Commercial business loans	64,308	6,610	351	—	71,269

Total loans	$1,439,792	$55,789	$24,463	$5,161	$1,525,205

The following table represents the internally assigned grade as of December 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$291,421	$2,727	$53	$764	$294,965
Multi-family	153,704	18,705	—	—	172,409
Commercial real estate	326,444	22,850	3,057	10,948	363,299
Construction and land	215,262	295	9,130	22	224,709
Total real estate loans	986,831	44,577	12,240	11,734	1,055,382

Consumer:
Home equity	38,739	83	—	350	39,172
Auto and other consumer	181,356	835	65	513	182,769
Total consumer loans	220,095	918	65	863	221,941

Commercial business loans	79,616	222	—	—	79,838

Total loans	$1,286,542	$45,717	$12,305	$12,597	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the credit risk profile based on payment activity as of September 30, 2022, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$1,089	$333,978	$335,067
Multi-family	—	243,256	243,256
Commercial real estate	54	385,218	385,272
Construction and land	1,767	215,408	217,175

Consumer:
Home equity	187	49,879	50,066
Auto and other consumer	420	222,680	223,100

Commercial business	—	71,269	71,269

Total loans	$3,517	$1,521,688	$1,525,205

The following table represents the credit risk profile based on payment activity as of December 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$494	$294,471	$294,965
Multi-family	—	172,409	172,409
Commercial real estate	71	363,228	363,299
Construction and land	22	224,687	224,709

Consumer:
Home equity	282	38,890	39,172
Auto and other consumer	512	182,257	182,769

Commercial business	—	79,838	79,838

Total loans	$1,381	$1,355,780	$1,357,161

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Total TDR loans	$1,771	$1,843
Allowance for loan losses related to TDR loans	18	21
Total nonaccrual TDR loans	29	29

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three and nine months ended September 30, 2022 or 2021.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2022 or 2021.

No additional funds were committed to be advanced in connection with TDR loans at September 30, 2022.

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status:

	September 30, 2022
	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,714	$29	$1,743
Home equity	28	—	28

Total TDR loans	$1,742	$29	$1,771

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Deposits

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2022 and December 31, 2021, were $96.4 million and $75.1 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2022		December 31, 2021
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$342,808	0.00%	$343,932	0.00%
Interest-bearing demand deposits	192,504	0.01%	196,970	0.01%
Money market accounts	519,018	0.37%	597,815	0.21%
Savings accounts	196,780	0.05%	194,620	0.05%
Certificates of deposit	354,125	1.62%	247,243	0.62%

Total deposits	$1,605,235	0.48%	$1,580,580	0.19%

Brokered certificates of deposits of $129.6 million and $65.7 million are included in the September 30, 2022 and December 31, 2021 certificates of deposit totals above, respectively.

Maturities of certificates at the dates indicated are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Within one year or less	$242,591	$153,472
After one year through two years	51,403	54,970
After two years through three years	43,563	17,620
After three years through four years	8,374	14,358
After four years through five years	8,194	6,823

Total certificates of deposit	$354,125	$247,243

At  September 30, 2022 and December 31, 2021, deposits included $99.3 million and $134.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $55.4 million and $67.9 million were pledged as collateral for these deposits at  September 30, 2022 and December 31, 2021, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  September 30, 2022 and December 31, 2021, were funds held by federally recognized tribes totaling $14.4 million and $33.4 million, respectively. Investment securities with a carrying value of $29.3 million and $40.9 million were pledged as collateral for these deposits at  September 30, 2022 and December 31, 2021, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Demand deposits	$16	$11	$58	$28
Money market accounts	468	291	1,089	852
Savings accounts	24	28	76	102
Certificates of deposit	743	520	1,541	1,627

Total interest expense on deposits	$1,251	$850	$2,764	$2,609

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $711.0 million and $699.6 million at  September 30, 2022 and December 31, 2021, respectively.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $8.6 million and $17.3 million at  September 30, 2022 and December 31, 2021, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $9.0 million and $17.2 million were pledged to the FRB at  September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth information regarding our borrowings at the end of and during the nine months ended September 30, 2022. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$80,000	$141,000	$20,000	$12,000	$39,338
Maximum outstanding at any month-end	80,000	141,000	30,000	12,000	39,338
Average monthly outstanding during the period	80,000	39,993	14,689	3,788	39,301
Weighted-average daily interest rates
Annual	1.52%	1.85%	1.76%	5.67%	4.03%
Period End	1.52%	2.85%	1.93%	6.75%	4.02%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at September 30, 2022 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$15,000	1.54%
After one year through two years	15,000	1.47
After two years through three years	15,000	1.35
After three years through four years	15,000	1.49
After four years through five years	10,000	1.63
After five years	10,000	1.76
Total FHLB long-term advances	$80,000	1.52%

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

The effective tax rates were 19.4% and 17.2% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2022 and 2021 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. Additionally, a tax accrual true-up was recorded in the first quarter of 2021, which reduced the prior year provision and resulted in a lower effective tax rate. In the second quarter of 2022, the Company began accruing a provision for income tax for certain states in which we have employees and collateral for loans, thereby creating a nexus in those states for income tax purposes. The additional accrual for state income tax results in a higher effective tax rate.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$4,291	$4,178	$9,585	$10,294
Earnings allocated to participating securities	(35)	(130)	(92)	(352)
Earnings allocated to common shareholders	$4,256	$4,048	$9,493	$9,942

Basic:
Weighted average common shares outstanding	9,955,322	10,168,417	9,979,152	10,193,680
Weighted average unvested restricted stock awards	(212,930)	(296,563)	(231,253)	(324,159)
Weighted average unallocated ESOP shares	(648,571)	(701,530)	(661,670)	(714,768)
Total basic weighted average common shares outstanding	9,093,821	9,170,324	9,086,229	9,154,753

Diluted:
Basic weighted average common shares outstanding	9,093,821	9,170,324	9,086,229	9,154,753
Dilutive restricted stock awards	44,302	83,508	69,584	97,527
Total diluted weighted average common shares outstanding	9,138,123	9,253,832	9,155,813	9,252,280

Basic earnings per common share	$0.47	$0.44	$1.04	$1.09

Diluted earnings per common share	$0.47	$0.44	$1.04	$1.09

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  September 30, 2022 and 2021, antidilutive shares as calculated under the treasury stock method totaled 2,617 and 0, respectively.

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

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. A principal and interest payment of $835,000 was made by the ESOP during the nine months ended September 30, 2022.

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

Compensation expense related to the ESOP for the three months ended September 30, 2022 and 2021, was $216,000 and $242,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2022 and 2021, was $752,000 and $686,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Allocated shares	386,285	333,396
Committed to be released shares	13,221	26,442
Unallocated shares	648,523	688,191

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$10,441	$13,901

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  September 30, 2022, there were 300,869 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  September 30, 2022, there were no shares available for grant under the 2015 EIP. At this date, there are 72,520 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 55,443 and 96,205 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2022 and 2021. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended September 30, 2022 and 2021, total compensation expense for the equity incentive plans was $404,000 and $433,000, respectively. Included in the compensation expense for the three months ended  September 30, 2022 and 2021, was directors' equity compensation of $50,000 and $64,000, respectively.

For the nine months ended September 30, 2022 and 2021, total compensation expense for the equity incentive plans was $1.3 million and $1.4 million, respectively. Included in the compensation expense for the nine months ended September 30, 2022 and 2021, was directors' equity compensation of $189,000 and $324,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2022	240,054	$17.13
Granted	2,100	16.20
Vested	(25,972)	15.48
Canceled (1)	(5,504)	15.48
Forfeited	(5,450)	14.85

Non-vested at September 30, 2022	205,228	$17.43

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Nine Months Ended
	September 30, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	236,432	$16.19
Granted	55,443	21.28
Vested	(52,442)	16.50
Canceled (1)	(15,830)	16.50
Forfeited	(18,375)	16.54

Non-vested at September 30, 2022	205,228	$17.43

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2022, there was $2.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.87 years.

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

Securities available for sale and partnership investments: Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 instruments include highly liquid government bonds, securities issued by the U.S. Treasury, and exchange-traded equity securities. If quoted prices are not available, management determines fair value using pricing models, quoted prices of similar securities, which are considered Level 2, or discounted cash flows. In certain cases, where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. Such instruments are classified as Level 3.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$4,602	$91,528	$—	$96,130
U.S. Treasury notes	2,355	—	—	2,355
Agency bonds	—	1,683	—	1,683
Corporate debt	5,208	50,957	—	56,165
MBS agency	—	78,231	—	78,231
MBS non-agency	—	94,872	—	94,872
Sold loan servicing rights	—	—	3,872	3,872
Partnership investments	—	12,490	—	12,490
	$12,165	$329,761	$3,872	$345,798

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available-for-sale
Municipal bonds	$5,902	$107,462	$—	$113,364
Agency bonds	—	1,920	—	1,920
ABS corporate	—	14,489	—	14,489
Corporate debt	6,061	53,728	—	59,789
SBA	—	14,680	—	14,680
MBS agency	—	79,962	—	79,962
MBS non-agency	—	60,008	—	60,008
Partnership investments	—	3,071	—	3,071
	$11,963	$335,320	$—	$347,283

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

September 30, 2022	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Sold loan servicing rights	$3,872	Discounted cash flow	Constant prepayment rate	6.20% - 16.07% (8.06%)
			Discount rate	11.88% - 16.38% (13.51%)

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	As of or For the Three Months Ended September 30, 2022
	Balance at July 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Total
	(In thousands)

Sold loan servicing rights	$3,865	$45	$(38)	$3,872
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Nine Months Ended September 30, 2022
	Election of Fair Value Option for Servicing Rights at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Total
	(In thousands)

Sold loan servicing rights	$3,820	$143	$(91)	$3,872
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Nine Months Ended September 30, 2021
	Balance at January 1, 2021	Transfers Out of Level 3 (1)	Purchases	Unrealized	Total
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS non-agency	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$5,105	$5,105

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,195	$3,195

At  September 30, 2022 and December 31, 2021, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$103,663	$103,663	$103,663	$—	$—
Investment securities available for sale	329,436	329,436	12,165	317,271	—
Loans held for sale	263	263	—	263	—
Loans receivable, net	1,521,118	1,460,472	—	—	1,460,472
FHLB stock	11,961	11,961	—	11,961	—
Accrued interest receivable	6,655	6,655	—	6,655	—
Sold loan servicing rights, at fair value	3,872	3,872	—	—	3,872
Partnership investments	12,490	12,490	—	12,490	—

Financial liabilities
Demand deposits	$1,251,110	$1,251,110	$1,251,110	$—	$—
Time deposits	354,125	344,911	—	—	344,911
FHLB Borrowings	241,000	234,470	—	—	234,470
Line of Credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,338	37,192	—	—	37,192
Accrued interest payable	105	105	—	105	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2021
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$126,016	$126,016	$126,016	$—	$—
Investment securities available for sale	344,212	344,212	11,963	332,249	—
Loans held for sale	760	760	—	760	—
Loans receivable, net	1,350,260	1,328,589	—	—	1,328,589
FHLB stock	5,196	5,196	—	5,196	—
Accrued interest receivable	5,289	5,289	—	5,289	—
Sold loan servicing rights, net	3,282	3,820	—	—	3,820
Partnership investments	3,071	3,071	—	3,071	—

Financial liabilities
Demand deposits	1,333,337	$1,333,337	$1,333,337	$—	$—
Time deposits	247,243	247,217	—	—	247,217
FHLB Borrowings	80,000	80,192	—	—	80,192
Subordinated debt, net	39,280	39,144	—	—	39,144
Accrued interest payable	393	393	—	393	—

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

Loans receivable, net - At September 30, 2022, the fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Note 11- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, June 30, 2021	$5,260	$(1,714)	$3,546
Other comprehensive loss before reclassification	(1,625)	—	(1,625)
Amounts reclassified from accumulated other comprehensive income	(1,016)	29	(987)
Net other comprehensive (loss) income	(2,641)	29	(2,612)
BALANCE, September 30, 2021	$2,619	$(1,685)	$934

BALANCE, June 30, 2022	$(26,653)	$(1,794)	$(28,447)
Other comprehensive loss before reclassification	(12,604)	—	(12,604)
Amounts reclassified from accumulated other comprehensive income	—	28	28
Net other comprehensive (loss) income	(12,604)	28	(12,576)
BALANCE, September 30, 2022	$(39,257)	$(1,766)	$(41,023)

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive loss before reclassification	(919)	(1,745)	(2,664)
Amounts reclassified from accumulated other comprehensive income	(1,904)	60	(1,844)
Net other comprehensive loss	(2,823)	(1,685)	(4,508)
BALANCE, September 30, 2021	$2,619	$(1,685)	$934

BALANCE, December 31, 2021	$2,140	$(1,852)	$288
Other comprehensive loss before reclassification	(41,304)	—	(41,304)
Amounts reclassified from accumulated other comprehensive income	(93)	86	(7)
Net other comprehensive (loss) income	(41,397)	86	(41,311)
BALANCE, September 30, 2022	$(39,257)	$(1,766)	$(41,023)

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

•	legislative or regulatory changes, including expanded consumer protection regulation and responses to inflation, climate change issues and the COVID-19 pandemic which could adversely affect the Company's business;
•	a decrease in the market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can implement our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
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

General

First Northwest Bancorp, a Washington corporation, is a financial holding company engaged in banking and financial activities, including those of its wholly owned subsidiary, First Fed Bank. The Company also has a controlling interest in Quin Ventures, Inc., a fintech joint venture formed in April 2021 focused on financial wellness and lifestyle protection products for consumers nationwide, and limited partnership investments. First Northwest's business activities are generally limited to passive investment activities and oversight of its investments in First Fed and Quin Ventures.

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

First Northwest's limited partnership investments include Canapi Ventures Fund, L.P., BankTech Ventures, L.P., and JAM FINTOP Blockchain, L.P. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In addition, First Northwest has invested in Meriwether Group Capital Hero Fund LP ("Hero Fund"), a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. In September 2022, First Northwest completed an additional purchase and now holds a 33.3% interest in The Meriwether Group, LLC, a modern-day merchant bank focusing on providing entrepreneurs with resources to help them succeed. In October 2022, the Company completed an additional purchase and now holds a 25% equity interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Hero Fund. The Meriwether Group, LLC, also holds a 20% interest in Meriwether Group Capital, LLC.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, late and other charges on loans, mortgage banking income, loan sales and servicing income, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, and gains and losses from sales of securities.

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

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and other customer acquisition expenses, professional fees, expenses related to real estate and personal property owned, and other expenses.

Actions to Address Economic Uncertainties. Our business and consumer customers are subject to varying degrees of financial distress in the face of uncertainties presented by such factors as the continued development of COVID-19 variant infections, inflationary pressures, and the potential for economic recession. The commercial real estate sector has also been negatively impacted by the effects of COVID-19 on the hospitality, restaurant and food services industry, as well as changes in workforce behavior and demand for retail products. If commercial activity slows, it may result in lower demand for loans and other services we offer, as well the inability of customers to meet their loan obligations to us. We have taken specific actions to ensure that we have the balance sheet strength to serve our clients and communities, including managing our assets and liabilities in order to maintain liquidity and a strong capital position; however, future economic conditions are subject to significant uncertainty. While uncertainty exists, we believe we are well-positioned to operate effectively through the present economic environment.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Assets. Total assets increased to $2.09 billion at September 30, 2022, from $1.92 billion at December 31, 2021.

Cash and cash equivalents decreased by $22.4 million, or 17.7%, to $103.7 million as of September 30, 2022, compared to $126.0 million as of December 31, 2021. Excess cash was deployed into the investment and loan portfolios as the Bank continued to build earning assets.

Net loans, excluding loans held for sale, increased $170.9 million to $1.52 billion at September 30, 2022, from $1.35 billion at December 31, 2021. During the nine months ended September 30, 2022, multi-family loans increased $70.9 million through new originations, and through $20.4 million of commercial construction and $13.0 million of acquisition-renovation construction loans converting into permanent amortizing loans. Auto and other consumer loans increased $40.3 million, as a result of a $16.0 million purchase of a pool of manufactured home loans, $10.3 million in individual manufactured home loan purchases, an increase in other consumer loans of $10.8 million, and a net increase in auto loans of $8.5 million, offset by payment activity. One- to four-family residential loans increased $40.1 million as $28.5 million in residential construction loans converted to permanent amortizing loans and new originations exceeded payments of loans. Home equity loans increased $10.9 million through $7.2 million in new fixed-rate originations and draws on unfunded commitments. Commercial business loans decreased $8.6 million, mainly as the result of a decrease in Northpointe Mortgage Participation Program ("Northpointe") of $26.3 million and PPP loans paid off year-to-date totaling $15.8 million, offset by $13.9 million in SBA loan originations, $8.1 million of Water Station Program loans, $6.3 million of Bankers Healthcare Group loan purchases and draws on unfunded commitments. Our participation in the Northpointe program is based on current funding needs of the program. Given the slowdown in the mortgage market, as well as recent funding raises by Northpointe, we do not anticipate significant activity in the near term.

Construction and land loans decreased $7.5 million, or 3.4%, to $217.2 million at September 30, 2022, from $224.7 million at December 31, 2021. Our construction loans are geographically dispersed throughout western Washington with two loans in Oregon and two loans in Idaho. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring the progress toward completion of our construction projects. We continue to monitor the impact of supply chain challenges, inflation and consumer demand in a rising interest rate environment on completion of the projects currently in our portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At September 30, 2022, acquisition-renovation loans of $18.8 million were included in the construction loan total compared to $51.1 million at December 31, 2021. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans, we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$43,826	$72,413	$10,730	$—	$—	$126,969
Multi-family residential	—	143,202	8,761	415	3,592	155,970
Commercial acquisition-renovation	1,638	18,711	—	—	—	20,349
Commercial real estate	8,615	31,699	—	540	—	40,854
Total commitment	$54,079	$266,025	$19,491	$955	$3,592	$344,142

Construction Funds Disbursed
One- to four-family residential	$18,565	$32,206	$2,634	$—	$—	$53,405
Multi-family residential	—	91,947	4,841	42	2,454	99,284
Commercial acquisition-renovation	1,445	17,316	—	—	—	18,761
Commercial real estate	8,823	26,286	—	11	—	35,120
Total disbursed	$28,833	$167,755	$7,475	$53	$2,454	$206,570

Undisbursed Commitment
One- to four-family residential	$25,261	$40,207	$8,096	$—	$—	$73,564
Multi-family residential	—	51,255	3,920	373	1,138	56,686
Commercial acquisition-renovation	193	1,395	—	—	—	1,588
Commercial real estate	(208)	5,413	—	529	—	5,734
Total undisbursed	$25,246	$98,270	$12,016	$902	$1,138	$137,572

Land Funds Disbursed
One- to four-family residential	$3,326	$3,368	$326	$—	$—	$7,020
Commercial real estate	—	3,585	—	—	—	3,585
Total disbursed for land	$3,326	$6,953	$326	$—	$—	$10,605

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2021	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,785	$57,050	$4,430	$—	$94,265
Multi-family residential	—	182,151	4,095	8,435	194,681
Commercial acquisition-renovation	2,938	36,536	16,638	—	56,112
Commercial real estate	12,489	50,372	2,535	—	65,396
Total commitment	$48,212	$326,109	$27,698	$8,435	$410,454

Construction Funds Disbursed
One- to four-family residential	$10,242	$28,929	$562	$—	$39,733
Multi-family residential	—	79,707	2,414	7,534	89,655
Commercial acquisition-renovation	2,449	32,789	15,861	—	51,099
Commercial real estate	3,486	29,484	2,701	—	35,671
Total disbursed	$16,177	$170,909	$21,538	$7,534	$216,158

Undisbursed Commitment
One- to four-family residential	$22,543	$28,121	$3,868	$—	$54,532
Multi-family residential	—	102,444	1,681	901	105,026
Commercial acquisition-renovation	489	3,747	777	—	5,013
Commercial real estate	9,003	20,888	(166)	—	29,725
Total undisbursed	$32,035	$155,200	$6,160	$901	$194,296

Land Funds Disbursed
One- to four-family residential	$3,502	$3,556	$191	$—	$7,249
Commercial real estate	—	1,302	—	—	1,302
Total disbursed for land	$3,502	$4,858	$191	$—	$8,551

During the nine months ended September 30, 2022, the Company originated $478.7 million of loans, of which $320.6 million, or 66.9%, were originated in the Puget Sound region, $94.7 million, or 19.8%, in the North Olympic Peninsula, $41.1 million, or 8.6%, in other areas throughout Washington State, and $22.4 million, or 4.7%, in other states. The Company purchased an additional $46.9 million in auto loans, $26.3 million in manufactured home loans, and $6.4 million in commercial business loans with collateral located throughout the United States during the nine months ended September 30, 2022. We will continue to evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income. Our total loan portfolio was comprised of 81.8% organic originations and 18.2% purchased loans at September 30, 2022.

Our ALLL increased to $16.3 million at September 30, 2022, as a $1.3 million loan loss provision was recorded for the nine-month period. Net charge-offs were $101,000 for the nine-month period. The loan loss provision was made to account for growth in the loan portfolio, adjusted for qualitative factors. We continue to monitor the economic impact of the COVID-19 pandemic and uncertain economic conditions, which is reflected in the qualitative factor adjustments. The ALLL as a percentage of total loans was 1.1% at both September 30, 2022 and December 31, 2021.

Nonperforming loans increased $2.1 million, or 154.7%, to $3.5 million at September 30, 2022, from $1.4 million at December 31, 2021, reflecting the deterioration of a $1.8 million speculative single-family home construction project and a $595,000 mortgage loan, offset by improvements in nonperforming auto and other consumer loans of $92,000, home equity loans of $95,000 and commercial real estate loans of $17,000. Nonperforming loans to total loans was 0.2% at September 30, 2022, up from 0.1% at December 31, 2021. The ALLL as a percentage of nonperforming loans decreased to 463% at September 30, 2022, from 1095% at December 31, 2021. A contract to sell the speculative single-family home was entered into subsequent to quarter end and the loan is expected to be paid off by year end.

At September 30, 2022, there were $1.8 million in restructured loans, of which $1.7 million were performing in accordance with their modified payment terms and are accruing loans. Classified loans decreased $7.4 million to $5.2 million at September 30, 2022, from $12.6 million at December 31, 2021, due to commercial real estate loan upgrades offset by declines in in two construction loans.

Loan charge-offs are concentrated mainly in our quin CoreCard program and indirect auto loan portfolio. The quin CoreCard program was frozen in October 2022, halting future losses. We stopped originating loans from one of our indirect auto loan product offerings in 2020 in order to reduce credit risk and future charge-off activity. The balance of indirect auto loans decreased to $5.9 million at September 30, 2022 from $10.6 million at December 31, 2021. We believe our ALLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of September 30, 2022.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$335,067	$294,965	$40,102	13.6%
Multi-family	243,256	172,409	70,847	41.1
Commercial real estate	385,272	363,299	21,973	6.0
Construction and land	217,175	224,709	(7,534)	(3.4)
Total real estate loans	1,180,770	1,055,382	125,388	11.9

Consumer:
Home equity	50,066	39,172	10,894	27.8
Auto and other consumer	223,100	182,769	40,331	22.1
Total consumer loans	273,166	221,941	51,225	23.1

Commercial business loans	71,269	79,838	(8,569)	(10.7)

Total loans	1,525,205	1,357,161	168,044	12.4
Less:
Net deferred loan fees	3,519	4,772	(1,253)	(26.3)
Premium on purchased loans, net	(15,705)	(12,995)	(2,710)	20.9
Allowance for loan losses	16,273	15,124	1,149	7.6
Loans receivable, net	$1,521,118	$1,350,260	$170,858	12.7

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	September 30, 2022	December 31, 2021	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One- to four-family	$1,089	$494	$595	120.4%
Commercial real estate	54	71	(17)	(23.9)
Construction and land	1,767	22	1,745	7,931.8
Total real estate loans	2,910	587	2,323	395.7

Consumer loans:
Home equity	187	282	(95)	(33.7)
Auto and other consumer	420	512	(92)	(18.0)
Total consumer loans	607	794	(187)	(23.6)

Total nonperforming assets	$3,517	$1,381	$2,136	154.7

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%	0.1%	100.0

Investment securities decreased $14.8 million, or 4.3%, to $329.4 million at September 30, 2022, from $344.2 million at December 31, 2021, as declines in mark-to-market valuation, sales, normal payments and prepayment activity outpaced purchases. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 8.4 years as of September 30, 2022, compared to 5.7 years as of December 31, 2021, and had an estimated average repricing term of 7.6 years as of September 30, 2022, compared to 5.4 years as of December 31, 2021, based on the interest rate environment at those times. We believe prepayment activity is likely to slow in a rising rate environment, extending the projected duration of our securities portfolio.

The investment portfolio was composed of 50.8% in amortizing securities at September 30, 2022, compared to 49.8% at December 31, 2021. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. Management maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we may continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields, reduce LIBOR risk, and manage duration in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Liabilities. Total liabilities increased to $1.93 billion at September 30, 2022, from $1.73 billion at December 31, 2021, primarily due to an increase in borrowing of $173.0 million.

Deposit balances increased $24.7 million to $1.61 billion at September 30, 2022 from $1.58 billion at December 31, 2021. During the nine-month period ended September 30, 2022, there were increases of $106.9 million in certificates of deposits ("CDs") and $2.2 million in savings accounts offset by a $78.8 million decrease in money market accounts and a $5.6 million decrease in demand deposit accounts. Runoffs in commercial and public fund account balances of $50.3 million during the nine-month period ended September 30, 2022, was offset by increases in consumer account balances of $11.2 million and brokered CDs of $63.8 million. We utilize brokered CDs as an additional funding source in order to provide liquidity, manage cost of funds, reduce reliance on public funds deposits, and manage interest rate risk. Brokered CDs totaling $129.6 million were included in the $354.1 million balance of certificates of deposit at September 30, 2022.

FHLB advances increased 201.3% to $241.0 million at September 30, 2022, from $80.0 million at December 31, 2021. We increased short-term advances as strong loan demand outpaced deposit growth.

Equity. Total shareholders' equity decreased $33.9 million to $156.6 million for the nine months ended September 30, 2022. The Company recorded year-to-date net income of $9.6 million. The net income increase was offset by a decrease in the after-tax unrealized loss on available-for-sale investments of $41.4 million. All categories of the investment portfolio have been significantly impacted by the rising rate environment with 97.9% below book value at September 30, 2022. Year-to-date, we repurchased 131,672 shares of common stock under the October 2020 stock repurchase plan at an average price of $16.21 per share for a total of $2.1 million, leaving 526,698 shares remaining in the share repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021

General. Net income attributable to the Company was $4.3 million for the three months ended September 30, 2022, compared to $4.2 million for the three months ended September 30, 2021. A $2.8 million increase in net interest income after provision for loan loss was offset by a $2.0 million decrease in noninterest income and a $1.4 million increase in noninterest expense.

Net Interest Income. Net interest income increased $2.9 million to $18.2 million for the three months ended September 30, 2022, from $15.4 million for the three months ended September 30, 2021. This increase was mainly the result of an increase in average earning assets of $156.6 million combined with an increase to the yield on average interest-earning assets of 54 basis points to 4.45% for the three months ended September 30, 2022, compared to 3.91% for the same period in the prior year.

The average cost of interest-bearing liabilities increased to 0.73% for the three months ended September 30, 2022, compared to 0.45% for the same period last year, due primarily to increases in the average balance in FHLB advances of $130.9 million in combination with higher rates paid on money market accounts, CDs and borrowings. Total cost of funds increased 23 basis points to 0.59% for the three months ended September 30, 2022, from 0.36% for the same period in 2021. The net interest margin increased 30 basis points to 3.88% for the three months ended September 30, 2022, from 3.58% for the same period in 2021, due to an improvement in our earning asset mix and expanding realized returns for both fixed and variable rate assets relative to funding costs.

Interest Income. Total interest income increased $4.1 million, or 24.3%, to $20.9 million for the three months ended September 30, 2022, from $16.8 million for the comparable period in 2021, primarily due to an increase in the average balances on interest-earning assets and improvement in the mix of assets. Interest and fees on loans receivable increased $3.2 million, to $17.8 million for the three months ended September 30, 2022, from $14.6 million for the three months ended September 30, 2021, primarily due to an increase in the average balance of net loans receivable of $189.7 million compared to the prior year. Average loan yields were 4.75% and 4.47% for the three months ended September 30, 2022 and 2021, respectively.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,484,615	4.75%	$1,294,877	4.47%	$3,197
Investment securities	348,281	3.21	365,014	2.32	679
FHLB stock	9,269	6.08	4,061	4.01	101
Interest-earning deposits in banks	17,231	2.72	38,810	0.18	100
Total interest-earning assets	$1,859,396	4.45%	$1,702,762	3.91%	$4,077

Interest Expense. Total interest expense increased $1.2 million, or 85.9%, to $2.7 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021, due to an increase in borrowing costs of $824,000 primarily related to additional FHLB borrowings in the current period along with an increase in interest expense on deposits of $401,000 given a 12 basis point increase in the average cost of interest-bearing deposits. The average balance of interest-bearing deposits increased $45.5 million, or 3.9%, to $1.22 billion for the three months ended September 30, 2022, from $1.18 billion for the three months ended September 30, 2021, due to core deposit growth in new and existing market areas.

During the three months ended September 30, 2022, interest expense increased on certificates of deposit and money market accounts due to increases in the average balances of $21.7 million and $3.6 million, respectively, along with increases in the average rates paid of 26 basis points and 12 basis points, compared to the three months ended September 30, 2021. During the same period, the average balances of interest-bearing demand and savings accounts increased $10.4 million and $9.7 million, respectively, with a 1 basis point increase in the average rate paid on interest-bearing demand and a 1 basis point decrease in the average rate paid on savings accounts, resulting in comparatively minor changes to interest expense. The average cost of interest-bearing deposit products increased to 0.41% for the three months ended September 30, 2022, from 0.29% for the three months ended September 30, 2021, due in large part to the expiration of promotional rates offered on CD products. Borrowing costs increased due to increases in both the average balance and cost of overnight FHLB advances, which are more sensitive to Federal Reserve Bank rate increases, compared to the same period in 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$190,542	0.03%	$180,162	0.02%	$5
Money market accounts	556,434	0.33	552,811	0.21	177
Savings accounts	198,403	0.05	188,664	0.06	(4)
Certificates of deposit	279,169	1.06	257,459	0.80	223
Advances	182,554	2.18	51,613	1.43	819
Subordinated debt	39,326	3.98	39,249	3.94	5
Total interest-bearing liabilities	$1,446,428	0.73%	$1,269,958	0.45%	$1,225

Provision for Loan Losses. The Company recorded a $750,000 loan loss provision during the third quarter of 2022. This compares to a provision for loan losses of $700,000 for the three months ended September 30, 2021. The provision reflects loan growth, higher charge-offs and an assessment of dynamic economic conditions, offset by continued stable credit quality metrics.

The following table details activity and information related to the ALLL for the periods shown:

	Three Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$750	$700
Net charge-offs	(224)	(45)
Allowance for loan losses	16,273	15,243
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.1%
Total nonaccrual loans	3,517	1,183
Allowance for loan losses as a percentage of nonaccrual loans at period end	462.7%	1288.5%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%
Total loans	$1,525,205	$1,352,878

Noninterest Income. Noninterest income decreased $2.0 million, or 45.5%, to $2.3 million for the three months ended September 30, 2022, from $4.3 million for the three months ended September 30, 2021. The increase in loan and deposit service fees was primarily driven by late fee income from loans; other income reflects a valuation increase of $231,000 recorded on our partnership fintech investments compared to a gain of $79,000 in the same period in 2021, offset by a decline in ARC loan fee income of $114,000. Increases were also offset by a decline of $576,000 in gain on sales of mortgage loans over the same period in 2021 as rising mortgage loan rates and lack of single-family home borrowing demand resulted in a decline in saleable loans, as well as a decline of $1.3 million from investment securities sales as there were no sales in the current quarter compared to the same period in 2021. The $609,000 decline in sold loan servicing fee income over the three months ended September 30, 2021, reflects a fair market value decrease in the loan servicing rights asset.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,302	$1,015	$287	28.3%
Sold loan servicing fees	206	815	(609)	(74.7)
Net gain on sale of loans	285	660	(375)	(56.8)
Net gain on sale of investment securities	—	1,286	(1,286)	(100.0)
Increase in cash surrender value of bank-owned life insurance	221	241	(20)	(8.3)
Other income	320	269	51	19.0
Total noninterest income	$2,334	$4,286	$(1,952)	(45.5)%

Noninterest Expense. Noninterest expense increased $1.4 million, or 10.3%, to $15.4 million for the three months ended September 30, 2022, compared to $13.9 million for the three months ended September 30, 2021. The increase over the third quarter of 2021 was due to higher Quin Ventures expenses, mainly related to compensation and advertising, and reflects increases in Bank compensation expense as well as other costs associated with our expansion of two new retail locations, technology enhancements for data and digital banking, and higher professional fees.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$9,045	$8,713	$332	3.8%
Data processing	1,778	1,568	210	13.4
Occupancy and equipment	1,499	1,106	393	35.5
Supplies, postage, and telephone	322	279	43	15.4
Regulatory assessments and state taxes	365	335	30	9.0
Advertising	645	547	98	17.9
Professional fees	695	422	273	64.7
FDIC insurance premium	219	134	85	63.4
Other expense	807	830	(23)	(2.8)
Total noninterest expense	$15,375	$13,934	$1,441	10.3%

Provision for Income Tax. An income tax expense of $818,000 was recorded for the three months ended September 30, 2022, compared to $946,000 for the three months ended September 30, 2021. There was a year-over-year decrease in income before taxes of $591,000 reflecting the decrease in pre-tax income. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021

General. Net income attributable to the Company was $9.6 million for the nine months ended September 30, 2022, compared to $10.3 million for the nine months ended September 30, 2021. A $8.5 million increase in net interest income after provision for loan loss was offset by a $3.9 million decrease in noninterest income and a $7.4 million increase in noninterest expense.

Net Interest Income. Net interest income increased $8.5 million to $50.9 million for the nine months ended September 30, 2022, from $42.5 million for the nine months ended September 30, 2021. This increase was mainly the result of an increase in average earning assets of $193.6 million. The yield on average interest-earning assets increased 35 basis points to 4.16% for the nine months ended September 30, 2022, compared to 3.81% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities.

The average cost of interest-bearing liabilities increased to 0.55% for the nine months ended September 30, 2022, compared to 0.44% for the same period last year, due primarily to an increase in the average balance of borrowings related to additional FHLB advances. Total cost of funds increased 9 basis points to 0.44% for the nine months ended September 30, 2022, from 0.35% for the same period in 2021. The net interest margin increased 25 basis points to 3.73% for the nine months ended September 30, 2022, from 3.48% for the same period in 2021.

Interest Income. Total interest income increased $10.3 million, or 22.1%, to $56.7 million for the nine months ended September 30, 2022, from $46.5 million for the comparable period in 2021, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $8.4 million, to $48.4 million for the nine months ended September 30, 2022, from $40.0 million for the nine months ended September 30, 2021, primarily due to an increase in the average balance of net loans receivable of $209.0 million compared to the prior year, coupled with an increase in average loan yields to 4.56% for the nine months ended September 30, 2022, from 4.42% for the same period in 2021. The yield earned on investment securities also increased 67 basis points to 2.91% compared to the same period in 2021.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,418,734	4.56%	$1,209,710	4.42%	$8,407
Investment securities	358,419	2.91	376,463	2.24	1,511
FHLB stock	7,605	5.50	3,982	4.43	181
Interest-earning deposits in banks	39,976	0.68	41,024	0.15	156
Total interest-earning assets	$1,824,734	4.16%	$1,631,179	3.81%	$10,255

Interest Expense. Total interest expense increased $1.8 million, or 45.4%, to $5.8 million for the nine months ended September 30, 2022, compared to $4.0 million for the nine months ended September 30, 2021, due to an increase in borrowing costs of $1.7 million primarily related to additional FHLB advances. The average balance of interest-bearing deposits increased $88.1 million, or 7.8%, to $1.22 billion for the nine months ended September 30, 2022, from $1.14 billion for the nine months ended September 30, 2021, due to core deposit growth in new and existing market areas. Average deposit account balances were composed of 78% in interest-bearing deposits and 22% in noninterest-bearing deposits at September 30, 2022.

During the nine months ended September 30, 2022, interest expense decreased on certificates of deposit due to a decrease in the average balances of $20.2 million, along with an increase in the average rates paid of 1 basis point, compared to the nine months ended September 30, 2021. During the same period, the average balances of money market accounts increased $70.6 million, with a 2 basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts decreased to 0.30% for the nine months ended September 30, 2022, from 0.31% for the nine months ended September 30, 2021, due in large part to the expiration of promotional rates and a shift in deposit mix to higher levels of transaction accounts. Borrowing costs increased due to increases in both the average balance and cost of FHLB advances compared to the same period in 2021 and the issuance of subordinated debt in March 2021.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$194,568	0.04%	$170,482	0.02%	$30
Money market accounts	576,019	0.25	505,379	0.23	237
Savings accounts	196,170	0.05	182,604	0.07	(26)
Certificates of deposit	256,508	0.80	276,748	0.79	(86)
Advances	138,470	1.77	52,975	1.41	1,277
Subordinated debt	39,301	4.02	27,371	3.95	374
Total interest-bearing liabilities	$1,401,036	0.55%	$1,215,559	0.44%	$1,806

Provision for Loan Losses. The Company recorded a $1.3 million loan loss provision during the nine months ended September 30, 2022, compared to a provision for loan losses of $1.5 million for the nine months ended September 30, 2021. The provision reflects loan growth and changing economic conditions, offset by stable credit quality metrics.

The following table details activity and information related to the ALLL for the periods shown:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$1,250	$1,500
Net charge-offs	(101)	(104)
Allowance for loan losses	16,273	15,243
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.1%
Total nonaccrual loans	3,517	1,183
Allowance for loan losses as a percentage of nonaccrual loans at period end	462.7%	1288.5%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%
Total loans	$1,525,205	$1,352,878

Noninterest Income. Noninterest income decreased $3.9 million, or 35.9%, to $7.0 million for the nine months ended September 30, 2022, from $10.9 million for the nine months ended September 30, 2021. The year-over-year change in loan and deposit service fees included increases in commercial loan late fees of $292,000, business deposit account fee income of $174,000, deposit account overdraft fees of $131,000 and deposit account interchange fee income of $74,000. Other income increased due to higher ARC loan fee income of $228,000 in the current year-to-date period compared to the same period in 2021 and Quin Ventures subscription fee income of $130,000, offset by a year-over-year decrease of $237,000 in the recorded value of our partnership fintech investments. Increases in fee income and other income were offset by a decline of $2.5 million in gain on sales of mortgage loans over the same period in 2021 as rising mortgage loan rates and lack of single-family home loan demand continue to dampen mortgage loan sales, and a decline of $2.3 million in investment securities sales during the current year compared to the same period in 2021.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,566	$2,853	$713	25.0%
Sold loan servicing fees	665	858	(193)	(22.5)
Net gain on sale of loans	769	3,014	(2,245)	(74.5)
Net gain on sale of investment securities	118	2,410	(2,292)	(95.1)
Increase in cash surrender value of bank-owned life insurance	686	727	(41)	(5.6)
Other income	1,155	1,000	155	15.5
Total noninterest income	$6,959	$10,862	$(3,903)	(35.9)%

Noninterest Expense. Noninterest expense increased $7.4 million, or 18.7%, to $47.2 million for the nine months ended September 30, 2022, compared to $39.7 million for the nine months ended September 30, 2021. Quin Ventures launched the Credit Builder product during the second quarter of 2022 and, as a result, a portion of the costs which were previously capitalized to software during the development phase were expensed. Additional Quin Ventures expenses resulted in increases to advertising, compensation, depreciation and data processing. Noninterest expenses attributable to Quin Ventures for the nine months ended September 30, 2022, totaled $3.9 million. We expect expenses related to Quin Ventures to decline in future quarters. The Bank also recorded increases over the same period in 2021 in compensation expense as we added staff to manage the company and enhance data and fintech infrastructure, as well as costs associated with expanding our footprint with two new locations. The Bank also invested in technology enhancements for core and digital banking products to support digital initiatives and customer relationship management tools. Regulatory assessments and state taxes were higher due to an increase in taxable income compared to the same period in 2021 combined with an accrual for regulatory exams in the current year.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$27,583	$24,567	$3,016	12.3%
Data processing	5,420	4,426	994	22.5
Occupancy and equipment	4,098	3,139	959	30.6
Supplies, postage, and telephone	1,043	876	167	19.1
Regulatory assessments and state taxes	1,167	897	270	30.1
Advertising	2,802	1,484	1,318	88.8
Professional fees	1,883	1,588	295	18.6
FDIC insurance premium	653	450	203	45.1
Other expense	2,520	2,308	212	9.2
Total noninterest expense	$47,169	$39,735	$7,434	18.7%

Provision for Income Tax. An income tax expense of $1.8 million was recorded for the nine months ended September 30, 2022, compared to $2.1 million for the nine months ended September 30, 2021. There was a year-over-year decrease in income before taxes of $2.6 million; however, the expense recorded for the nine months ended September 30, 2021, included a tax accrual true-up. The current year provision includes accruals for both federal and state income taxes, resulting in a higher effective tax rate. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 6 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2022 and 2021. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,484,615	$17,778	4.75%	$1,294,877	$14,581	4.47%
Investment securities	348,281	2,817	3.21	365,014	2,138	2.32
FHLB dividends	9,269	142	6.08	4,061	41	4.01
Interest-earning deposits in banks	17,231	118	2.72	38,810	18	0.18
Total interest-earning assets (2)	1,859,396	20,855	4.45	1,702,762	16,778	3.91
Noninterest-earning assets	137,369			107,781
Total average assets	$1,996,765			$1,810,543

Interest-bearing liabilities:
Interest-bearing demand deposits	$190,542	$16	0.03	$180,162	$11	0.02
Money market accounts	556,434	468	0.33	552,811	291	0.21
Savings accounts	198,403	24	0.05	188,664	28	0.06
Certificates of deposit	279,169	743	1.06	257,459	520	0.80
Total interest-bearing deposits (3)	1,224,548	1,251	0.41	1,179,096	850	0.29
Advances	182,554	1,005	2.18	51,613	186	1.43
Subordinated debt	39,326	395	3.98	39,249	390	3.94
Total interest-bearing liabilities	1,446,428	2,651	0.73	1,269,958	1,426	0.45
Noninterest-bearing deposits (3)	342,944			314,677
Other noninterest-bearing liabilities	39,129			35,144
Total average liabilities	1,828,501			1,619,779
Average equity	168,264			190,764
Total average liabilities and equity	$1,996,765			$1,810,543

Net interest income		$18,204			$15,352
Net interest rate spread			3.72			3.46
Net earning assets	$412,968			$432,804
Net interest margin (4)			3.88			3.58
Average interest-earning assets to average interest-bearing liabilities	128.6%			134.1%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 0.32% and 0.23% for the three months ended September 30, 2022 and 2021, respectively.

(4) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,418,734	$48,395	4.56%	$1,209,710	$39,988	4.42%
Total investment securities	358,419	7,807	2.91	376,463	6,296	2.24
FHLB dividends	7,605	313	5.50	3,982	132	4.43
Interest-earning deposits in banks	39,976	202	0.68	41,024	46	0.15
Total interest-earning assets (2)	1,824,734	56,717	4.16	1,631,179	46,462	3.81
Noninterest-earning assets	129,004			100,662
Total average assets	$1,953,738			$1,731,841

Interest-bearing liabilities:
Interest-bearing demand deposits (3)	$194,568	$58	0.04	$170,482	$28	0.02
Money market accounts	576,019	1,089	0.25	505,379	852	0.23
Savings accounts	196,170	76	0.05	182,604	102	0.07
Certificates of deposit	256,508	1,541	0.80	276,748	1,627	0.79
Total interest-bearing deposits	1,223,265	2,764	0.30	1,135,213	2,609	0.31
Advances	138,470	1,837	1.77	52,975	560	1.41
Subordinated debt	39,301	1,183	4.02	27,371	809	3.95
Total interest-bearing liabilities	1,401,036	5,784	0.55	1,215,559	3,978	0.44
Noninterest-bearing deposits (3)	338,745			300,903
Other noninterest-bearing liabilities	36,934			27,666
Total average liabilities	1,776,715			1,544,128
Average equity	177,023			187,713
Total average liabilities and equity	$1,953,738			$1,731,841

Net interest income		$50,933			$42,484
Net interest rate spread			3.60			3.37
Net earning assets	$423,698			$415,620
Net interest margin (4)			3.73			3.48
Average interest-earning assets to average interest-bearing liabilities	130.2%			134.2%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 0.24% for each of the nine months ended September 30, 2022 and 2021.

(4) Net interest income divided by average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022 vs. 2021			September 30, 2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable, net	$2,144	$1,053	$3,197	$6,916	$1,491	$8,407
Investments	(98)	777	679	(302)	1,813	1,511
FHLB stock	53	48	101	120	61	181
Other (1)	(10)	110	100	(1)	157	156
Total interest-earning assets	$2,089	$1,988	$4,077	$6,733	$3,522	$10,255

Interest-bearing liabilities:
Interest-bearing demand deposits	$1	$4	$5	$4	$26	$30
Money market accounts	2	175	177	119	118	237
Savings accounts	1	(5)	(4)	8	(34)	(26)
Certificates of deposit	44	179	223	(119)	33	(86)
Advances	472	347	819	904	373	1,277
Subordinated debt	1	4	5	353	21	374
Total interest-bearing liabilities	$521	$704	$1,225	$1,269	$537	$1,806

Net change in interest income	$1,568	$1,284	$2,852	$5,464	$2,985	$8,449

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2022, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$242,591	$94,966	$16,568	$—	$354,125
FHLB advances	176,000	30,000	25,000	10,000	241,000
Line of credit	12,000	—	—	—	12,000
Subordinated debt obligation	—	—	—	39,338	39,338
Operating leases	814	1,728	1,781	4,150	8,473
Borrower taxes and insurance	2,224	—	—	—	2,224
Deferred compensation	82	87	79	753	1,001
Total contractual obligations	$433,711	$126,781	$43,428	$54,241	$658,161

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2022:

	Amount of Commitment Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$363	$—	$—	$—	$363
Variable-rate	350	—	—	—	350
Unfunded commitments under lines of credit or existing loans	78,989	35,841	6,032	110,346	231,208
Standby letters of credit	566	58	—	200	824
Total commitments	$80,268	$35,899	$6,032	$110,546	$232,745

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2022, cash and cash equivalents totaling $103.7 million and unpledged securities classified as available-for-sale with a market value of $235.8 million provided additional sources of liquidity. The Bank pledged collateral of $503.7 million to support borrowings from the FHLB and has an established borrowing arrangement with the Federal Reserve Bank of San Francisco, for which available-for-sale securities with a market value of $9.0 million were pledged as of September 30, 2022. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments.

At September 30, 2022, we had $713,000 in loan commitments outstanding and $232.0 million in undisbursed loans and standby letters of credit, including $137.6 million in undisbursed construction loan commitments.

Certificates of deposit due within one year as of September 30, 2022, totaled $242.6 million, or 68.5% of certificates of deposit with a weighted-average rate of 1.74%. We believe the large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods as market interest rates were in decline. If these maturing deposits are not renewed, however, we will be required to seek other sources of funds, including other certificates of deposit, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide us more than adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2022, the Company, on an unconsolidated basis, had liquid assets of $1.8 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2022, First Northwest had contributed $8.0 million in partial fulfillment of its commitment to extend $15.0 million to Quin Ventures, Inc. under a capital financing agreement and related promissory note.

Capital Resources

At September 30, 2022, shareholders' equity totaled $156.6 million, or 7.5% of total assets. Our book value per share of common stock was $15.69 at September 30, 2022, compared to $19.10 at December 31, 2021.

At September 30, 2022, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2022.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)	$210,720	10.5%	$80,308	4.0%	$100,385	5.0%
Common equity tier I (to risk-weighted assets)	$210,720	12.6	75,308	4.5	108,779	6.5
Tier I risk-based capital (to risk-weighted assets)	$210,720	12.6	100,411	6.0	133,881	8.0
Total risk-based capital (to risk-weighted assets)	$227,286	13.6	133,881	8.0	167,352	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On September 2, 2022, First Northwest Bancorp (the “Company”) issued 115,777 shares of the Company’s common stock in the second closing under a Membership Interest Purchase Agreement dated June 30, 2022, as amended effective September 2, 2022, among the Company and the individual members of The Meriwether Group LLC (“Meriwether”). The shares had a total value of approximately $1,869,321 at the time of issuance and were issued to the individual members of Meriwether as partial consideration for the Company’s purchase of a portion of their limited liability company interests in Meriwether. In exchange for the 115,777 shares of the Company’s common stock, together with approximately $458,410 in cash, the Company received limited liability company interests totaling 28.33% of the percentage interests in Meriwether, bringing the Company’s total percentage interest in Meriwether to 33.33%. The shares were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2022 - July 31, 2022	23,671	$16.14	19,863	585,889
August 1, 2022 - August 31, 2022	30,066	16.22	29,462	556,427
September 1, 2022 - September 30, 2022	30,821	16.09	29,729	526,698
Total	84,558	$16.15	79,054

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 3,808 shares, 604 shares, and 1,092 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of September 30, 2022, a total of 496,722 shares, or 48.5% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $16.83 per share, leaving 526,698 shares available for future purchases.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 10, 2022	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)