Form 10-K
period 2022-12-31
First Northwest Bancorp
filed 2023-03-17
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.1D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 10, 2023, the registrant had 9,674,055 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2022, was $148,356,296.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP

2022 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2022 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio, particularly with respect to borrowers affected by the COVID-19 pandemic, natural disasters, or climate change;
•	legislative or regulatory changes, including expanded consumer protection regulation and responses to inflation and climate change issues, which could adversely affect the Company's business;
•	a continued decrease in the market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can implement our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
•

our ability to successfully execute on merger and/or acquisition strategies and integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and our ability to realize related cost savings within expected time frames;

•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•

changes in monetary policy and fiscal policies including interest rate policies of the Federal Reserve, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
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

•	the impacts related to or resulting from Russia's military action in Ukraine, including the broader impacts to financial markets and economic conditions;
•	any failure of key third-party vendors to perform their obligations to us;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
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

PART I

Item 1. Business

General

First Northwest Bancorp, a Washington corporation, is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include a controlling interest in Quin Ventures, Inc. and several limited partnership investments, including a 33% interest in The Meriwether Group, LLC.

At December 31, 2022, the Company had total assets of $2.04 billion, net loans of $1.53 billion, total deposits of $1.56 billion, and total shareholders' equity of $158.3 million. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed Bank. The Company has entered into partnerships to strategically invest in financial technology-related businesses, which may result in the development of additional investment opportunities. Aside from these investments, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Fed.

First Northwest is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). A financial holding company is a bank holding company that is permitted to engage in specified types of non-banking financial services. First Fed is examined and regulated by the Washington State Department of Financial Institutions, Division of Banks ("DFI") and by the Federal Deposit Insurance Corporation ("FDIC"). First Fed is required to have certain reserves set by the Federal Reserve and is a member of the Federal Home Loan Bank of Des Moines ("FHLB"), which is one of the 11 regional banks in the Federal Home Loan Bank System ("FHLB System").

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 16 locations including 12 full-service branches and four business centers in Clallam, Jefferson, King, Kitsap, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a fully array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, Small Business Administration ("SBA") loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities. Additionally, First Fed has started building strategic partnerships with financial technology (“fintech”) companies to develop and deploy digitally focused financial solutions to meet customers’ needs on a broader scale.

Quin Ventures, Inc. was a fintech joint venture between First Northwest and Peace of Mind, Inc. ("POM") formed in April 2021 to focus on financial wellness and lifestyle protection products for consumers nationwide. In December 2022, in connection with termination of the joint venture agreement, Quin Ventures sold substantially all of its assets, including intellectual property, to Quil Ventures, Inc. (“Quil”). Quil was created by the founders of POM, in partnership with a third-party financing source, to pursue a new business model with another sponsor bank. As part of the transaction, First Northwest received a 5% ownership stake in Quil. First Northwest retains a 50% equity interest in Quin Ventures and will receive a portion of Quil’s monthly subscription fee income, the value of which is reflected as a commitment receivable under "Other Assets." The fair value of the Quil ownership stake and the commitment receivable were evaluated by a third party with extensive experience in valuing bank assets and liabilities.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in The Meriwether Group, LLC, a boutique investment bank and consulting firm focusing on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Meriwether Group Capital Hero Fund LP ("Hero Fund"). The Meriwether Group, LLC, also holds a 20% interest in Meriwether Group Capital, LLC. In addition, First Northwest invested in the Hero Fund, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We operate through twelve full-service branch offices and four business centers located in Washington State. We have five branches in Clallam County, one in Jefferson County, one in King County, two in Kitsap County, and three in Whatcom County. We have two business centers located in Clallam County, one in King County and one in Whatcom County. All population and income data below is derived from the U.S. Census Bureau website.

Clallam County has a population of approximately 78,209 and estimated median family income of $60,044. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.1% at December 31, 2022, compared to 4.5% at December 31, 2021. By comparison, the unemployment rate for the state of Washington was 4.0%, and the national average was 3.5% at December 31, 2022.

Jefferson County has a population of approximately 33,605 and estimated median family income of $59,968. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, Amazon, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.4% at December 31, 2022, compared to 4.1% at December 31, 2021.

Kitsap County has a population of approximately 274,314 and estimated median family income of $84,600. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Amazon, Walmart, St. Michael Medical Center, Catholic Health Initiatives, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.3% at December 31, 2022, compared to 3.3% at December 31, 2021.

Whatcom County has a population of approximately 228,831 and estimated median family income of $70,011. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, Avamere Living, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 5.0% at December 31, 2022, compared to 4.0% at December 31, 2021.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $106,326. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, University of Washington, Starbucks, Salesforce, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 2.8% at December 31, 2022, compared to 3.2% at December 31, 2021.

As a part of our business plan, we intend to extend our traditional and digital operations throughout the Puget Sound Region and beyond. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound that extends into the northwestern section of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.3 million, or 29.5% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area as a well-developed urban center. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Mount Vernon (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Company and Microsoft, two major industry leaders, and since the turn of the century, Amazon.com. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile and the presence of the University of Washington and other universities, the region's workforce is highly educated. Washington's geographic proximity to the Pacific Rim along with a deep-water port makes it a center for international trade, which contributes significantly to the regional economy. The local ports make Washington the ninth largest exporting state in the nation. The top five trading partners with Washington include China, Canada, Japan, South Korea and Mexico. Tourism has also developed into a major industry, due to the scenic beauty, temperate climate, and incredible food and culture. The maritime industry, supported by the trade and fishing industries, is also an important employment sector.

For a discussion regarding the competition in our primary market area, see "Competition."

Lending Activities

General. First Fed’s principal lending activities are concentrated in real estate secured loans with first lien one- to four-family mortgage, commercial, and multi-family loans. First Fed also makes construction and land loans (including lot loans and multi-family acquisition-renovation loans), commercial business loans, and consumer loans, consisting primarily of home-equity loans and lines of credit. The Bank also purchases automobile and manufactured home loans.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family	$343,825	22.4%	$294,965	21.7%
Multi-family	253,551	16.5	172,409	12.7
Commercial real estate	390,246	25.5	363,299	26.8
Construction and land	194,646	12.7	224,709	16.5
Total real estate loans	1,182,268	77.1	1,055,382	77.7

Consumer:
Home equity	52,322	3.4	39,172	2.9
Auto and other consumer	222,794	14.5	182,769	13.5
Total consumer loans	275,116	17.9	221,941	16.4

Commercial business loans	76,996	5.0	79,838	5.9

Total loans	1,534,380	100.0%	1,357,161	100.0%

Less:
Net deferred loan fees	2,786		4,772
Premium on purchased loans, net	(15,957)		(12,995)
Allowance for loan losses	16,116		15,124
Total loans, net	$1,531,435		$1,350,260

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate:
One- to four-family	$253,351	16.5%	$203,746	15.0%
Multi-family	100,189	6.5	65,331	4.8
Commercial real estate	148,607	9.7	127,522	9.4
Construction and land	103,259	6.7	73,104	5.4
Total real estate loans	605,406	39.4	469,703	34.6
Consumer:
Home equity	23,613	1.5	18,910	1.4
Auto and other consumer	222,457	14.5	182,412	13.4
Total consumer loans	246,070	16.0	201,322	14.8
Commercial business loans	23,918	1.6	52,406	3.9
Total fixed-rate loans	875,394	57.0	723,431	53.3

Adjustable-rate loans:
Real estate:
One- to four-family	90,474	5.9	91,219	6.7
Multi-family	153,362	10.0	107,078	7.9
Commercial real estate	241,639	15.7	235,777	17.4
Construction and land	91,387	6.0	151,605	11.2
Total real estate loans	576,862	37.6	585,679	43.2
Consumer:
Home equity	28,709	1.9	20,262	1.5
Auto and other consumer	337	—	357	—
Total consumer loans	29,046	1.9	20,619	1.5
Commercial business loans	53,078	3.5	27,432	2.0
Total adjustable-rate loans	658,986	43.0	633,730	46.7

Total loans	1,534,380	100.0%	1,357,161	100.0%
Less:
Net deferred loan fees	2,786		4,772
Premium on purchased loans, net	(15,957)		(12,995)
Allowance for loan losses	16,116		15,124
Total loans, net	$1,531,435		$1,350,260

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2022. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2023, that have fixed interest rates is $871.9 million, while the total amount of loans due after such date that have adjustable interest rates is $606.9 million. The table does not reflect the effects of unpredictable principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Fifteen Years		Beyond Fifteen Years		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Real estate:
One- to four-family	$5	2.70%	$399	3.94%	$4,186	3.48%	$37,209	3.89%	$302,026	3.76%	$343,825	3.77%
Multi-family	43	3.75	36,001	3.84	47,120	4.12	155,753	4.36	14,634	5.20	253,551	4.29
Commercial real estate	6,453	6.51	28,029	6.31	71,624	4.62	282,959	5.11	1,181	6.91	390,246	5.14
Construction and land	39,635	8.97	22,555	4.53	29,573	4.49	48,920	5.60	53,963	3.84	194,646	5.51
Consumer:
Home equity	107	6.31	53	4.32	374	7.67	28,505	4.75	23,283	7.53	52,322	6.01
Auto and other consumer	729	9.92	8,249	11.34	16,547	15.47	120,507	6.76	76,762	5.87	222,794	7.28

Commercial business loans	8,568	8.47	20,601	8.18	12,724	7.51	35,103	6.38	—	—	76,996	7.19

Total loans	$55,540	8.61%	$115,887	5.73%	$182,148	5.63%	$708,956	5.25%	$471,849	4.35%	$1,534,380	5.17%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans

The following table shows at December 31, 2022, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$112,943	32.8%	$200,972	58.5%	$5,966	1.7%	$319,881	93.0%	$23,944	7.0%	$343,825	22.4%
Multi-family	6,218	2.5	198,740	78.3	35,473	14.0	240,431	94.8	13,120	5.2	253,551	16.5
Commercial real estate	77,337	19.8	275,948	70.8	24,757	6.3	378,042	96.9	12,204	3.1	390,246	25.5
Construction and land	23,198	11.9	158,304	81.4	10,338	5.3	191,840	98.6	2,806	1.4	194,646	12.7
Total real estate loans	219,696	18.6	833,964	70.5	76,534	6.5	1,130,194	95.6	52,074	4.4	1,182,268	77.1

Consumer loans:
Home equity	35,139	67.2	16,035	30.6	1,148	2.2	52,322	100.0	—	—	52,322	3.4
Auto and other consumer	6,844	3.1	9,621	4.3	2,215	1.0	18,680	8.4	204,114	91.6	222,794	14.5
Total consumer loans	41,983	15.3	25,656	9.3	3,363	1.2	71,002	25.8	204,114	74.2	275,116	17.9

Commercial business loans	23,295	30.2	23,230	30.2	4,092	5.3	50,617	65.7	26,379	34.3	76,996	5.0

Total loans	$284,974	18.6%	$882,850	57.5%	$83,989	5.5%	$1,251,813	81.6%	$282,567	18.4%	$1,534,380	100.0%

____________

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(3) Includes loans located primarily in California, Oregon, and Florida.

One- to Four-Family Real Estate Lending. At December 31, 2022, one- to four-family residential mortgage loans (excluding loans held for sale) totaled $343.8 million, or 22.4%, of our total loan portfolio, including $23.9 million, or 7.0%, of loans secured by properties outside the state of Washington, primarily purchased loans in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") or Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

Adjustable-rate mortgage loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2022, the average interest rate on our adjustable-rate mortgage loans was approximately 367 basis points under the fully indexed rate. As of December 31, 2022, we had $90.5 million, or 26.3%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2022, $390.3 million, or 25.5%, and $253.6 million, or 16.5%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2022, we have identified $102.0 million, or 15.9%, of our commercial and multi-family real estate portfolio as owner-occupied commercial real estate and $541.8 million, or 84.1%, is secured by income producing, or non-owner-occupied, commercial and multi-family real estate. Over 95% of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

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

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2022, we had $241.6 million in adjustable-rate commercial real estate loans and $153.4 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include The Wall Street Journal prime rate, the U.S. Constant Maturity Treasury Rate, or a similar term FHLB borrowing rate. Adjustable-rate loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans may contain both periodic and lifetime interest rate caps, limiting the amount of payment changes.

During 2019, the Bank moved away from the London Interbank Offered Rate ("LIBOR") as a market index in anticipation of its complete sunset in 2023 and in order to mitigate the transition of existing loans tied to LIBOR to the Term Secured Overnight Financing Rate ("TSOFR") index. We currently utilize LIBOR on Main Street Lending contracts and floating rate adjustable-rate conversion ("ARC") loans originated in prior years; however, these contracts stipulate that we can use a different index upon the sunset of LIBOR. Of the adjustable-rate commercial and multi-family real estate loans, 67.69% are subject to a floor rate and the weighted average floor rate on these loans was 3.56% at December 31, 2022. Of the adjustable-rate commercial loans, 100.00% are subject to a ceiling rate and the weighted average ceiling rate on those loans was 16.37% at December 31, 2022.

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

Once commercial real estate or multi-family loans are originated, we review most relationships at least annually to assure the borrower continues to meet certain loan requirements as set forth at origination, which may include an annual inspection of the property. The scope of the review is based on relationship size, with those $1.5 million or greater subject to a full credit review at least annually, which includes detailed financial and cash flow analysis, property inspection, covenant compliance and annual risk rating certification. Relationships $750,000 or greater are subject to brief financial and cash flow analysis, covenant compliance and annual risk rating certification. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$253,551	39.4%	$172,409	32.2%	$158,964	34.6%
Office building	60,541	9.4	63,209	11.8	58,715	12.8
Retail	56,701	8.8	47,710	8.9	45,645	9.9
Hospitality	48,387	7.5	44,385	8.3	50,243	10.9
Condominium	22,846	3.5	19,781	3.7	3,923	0.9
Mixed use	19,022	3.0	20,938	3.9	19,920	4.3
Health care	12,208	1.9	8,374	1.6	16,365	3.6
Warehouse	8,954	1.4	15,374	2.8	7,193	1.5
Self-storage	5,997	0.9	13,246	2.5	12,290	2.7
Vehicle dealership	1,114	0.2	1,152	0.2	1,169	0.2
Other non-owner occupied	52,434	8.1	38,705	7.2	21,198	4.6

Total non-owner occupied	541,755	84.1	445,283	83.1	395,625	86.0

Owner occupied
Health care	23,547	3.7	24,123	4.5	21,595	4.7
Office building	21,365	3.3	20,769	3.9	10,455	2.3
Warehouse	19,434	3.0	16,266	3.0	4,444	1.0
Retail	11,031	1.7	8,777	1.6	7,713	1.7
Vehicle dealership	8,820	1.4	4,289	0.8	6,716	1.5
Mixed use	4,412	0.7	4,458	0.8	4,487	1.0
Hospitality	1,011	0.2	374	0.1	346	0.1
Condominium	938	0.1	372	0.1	376	0.1
Manufacturing	80	—	1,987	0.4	2,103	0.5
Other owner-occupied	11,404	1.8	9,010	1.7	5,181	1.1

Total owner occupied	102,042	15.9	90,425	16.9	63,416	14.0

Summary by type
Multi-family	253,551	39.4	172,409	32.2	158,964	34.6
Office building	81,906	12.7	83,978	15.7	69,170	15.1
Retail	67,732	10.5	56,487	10.5	53,358	11.6
Hospitality	49,398	7.7	44,759	8.4	50,589	11.0
Health care	35,755	5.6	32,497	6.1	37,960	8.3
Warehouse	28,388	4.4	31,640	5.8	11,637	2.5
Condominium	23,784	3.6	20,153	3.8	4,299	1.0
Mixed use	23,434	3.7	25,396	4.7	24,407	5.3
Vehicle dealership	9,934	1.6	5,441	1.0	7,885	1.7
Self-storage	5,997	0.9	13,246	2.5	12,290	2.7
Manufacturing	80	—	1,987	0.4	2,103	0.5
Other non-owner occupied	52,434	8.1	38,705	7.2	21,198	4.6
Other owner-occupied	11,404	1.8	9,010	1.7	5,181	1.1

Total multi-family and commercial real estate	$643,797	100.0%	$535,708	100.0%	$459,041	100.0%

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

The average outstanding loan in our commercial real estate portfolio, including multi-family loans, was $1.5 million as of December 31, 2022. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size owners and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2022 consisted of a $21.3 million relationship secured by commercial real estate and business assets in King County, Washington; a $17.7 million relationship secured by multi-family residential and multi-family construction in Benton, Pierce, and Spokane Counties; and a $17.6 million relationship secured by commercial real estate in Kitsap, King and Thurston Counties.

Construction and Land Lending. Our construction and land loans totaled $194.7 million, or 12.7% of the total loan portfolio at December 31, 2022 and the undisbursed portion of construction loans in process totaled $120.7 million.

First Fed offers an "all-in-one" residential custom construction loan product, which upon completion of construction will be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. We also offer commercial acquisition-renovation loans that have a small construction component combined with a traditional real estate loan. Underwriting criteria on construction loans include, but are not limited to, minimum debt service coverage requirements of 1.25x or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria. Underwriting criteria on commercial acquisition-renovation loans during the interest-only period include, but are not limited to, loan to value limitations and debt service coverage requirements of 1.00x or better, based on in-place rents and amortization of full commitment. These loans begin amortizing once renovations have been completed.

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

At December 31, 2022, the average construction commitment for single-family residential construction was $872,000, $3.1 million for multi-family construction, $2.4 million for acquisition-renovation loans, and $1.9 million for commercial real estate construction. The largest construction commitments for multi-family, acquisition-renovation, and commercial real estate were $13.9 million, $14.3 million, and $14.3 million, respectively, at December 31, 2022.

Substantially all of our adjustable-rate land acquisition, development and construction lending have rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly, as is the case for acquisition and development loans. When original interest reserves set up at origination are exhausted, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate.

The success of land acquisition, development and construction lending is dependent upon completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, market conditions, the rates of interest paid, and other factors, actual results are difficult to predict and variations from expectations can have a significant adverse effect on a borrower's ability to repay loans and the value and marketability of the underlying collateral. In addition, because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project. In 2020, we implemented an extension fee policy to entice commercial borrowers to finish projects on time, which we believe mitigates risk and enhances the return on these loans.

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan to value ratio of 75% for improved lands (legal access, water and power). The interest rate on these loans is fixed with a 20-year amortization and a five-year term.

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,
	2022	2021	2020
	(In thousands)

One- to four-family residential	$58,739	$39,733	$24,029
Multi-family residential	77,026	89,655	34,513
Commercial acquisition-renovation	19,323	51,099	39,346
Commercial real estate	27,716	35,671	16,918
Land	11,842	8,551	8,821
Total construction and land	$194,646	$224,709	$123,627

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

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2022	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$39,031	$75,745	$12,015	$—	$—	$126,791
Multi-family residential	—	102,429	9,296	415	3,592	115,732
Commercial acquisition-renovation	1,636	18,625	—	—	—	20,261
Commercial real estate	349	39,845	—	540	—	40,734
Total commitment	$41,016	$236,644	$21,311	$955	$3,592	$303,518

Construction Funds Disbursed
One- to four-family residential	$17,557	$36,902	$4,280	$—	$—	$58,739
Multi-family residential	—	68,936	5,296	42	2,752	77,026
Commercial acquisition-renovation	1,636	17,687	—	—	—	19,323
Commercial real estate	212	27,492	—	12	—	27,716
Total disbursed	$19,405	$151,017	$9,576	$54	$2,752	$182,804

Undisbursed Commitment
One- to four-family residential	$21,474	$38,843	$7,735	$—	$—	$68,052
Multi-family residential	—	33,493	4,000	373	840	38,706
Commercial acquisition-renovation	—	938	—	—	—	938
Commercial real estate	137	12,353	—	528	—	13,018
Total undisbursed	$21,611	$85,627	$11,735	$901	$840	$120,714

Land Funds Disbursed
One- to four-family residential	3,552	3,370	419	—	—	$7,341
Commercial real estate	372	4,129	—	—	—	4,501
Total disbursed for land	$3,924	$7,499	$419	$—	$—	$11,842

December 31, 2021	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One- to four-family residential	$32,785	$57,050	$4,430	$—	$94,265
Multi-family residential	—	182,151	4,095	8,435	194,681
Commercial acquisition-renovation	2,938	36,536	16,638	—	56,112
Commercial real estate	12,489	50,372	2,535	—	65,396
Total commitment	$48,212	$326,109	$27,698	$8,435	$410,454

Construction Funds Disbursed
One- to four-family residential	$10,242	$28,929	$562	$—	$39,733
Multi-family residential	—	79,707	2,414	7,534	89,655
Commercial acquisition-renovation	2,449	32,789	15,861	—	51,099
Commercial real estate	3,486	29,484	2,701	—	35,671
Total disbursed	$16,177	$170,909	$21,538	$7,534	$216,158

Undisbursed Commitment
One- to four-family residential	$22,543	$28,121	$3,868	$—	$54,532
Multi-family residential	—	102,444	1,681	901	105,026
Commercial acquisition-renovation	489	3,747	777	—	5,013
Commercial real estate	9,003	20,888	(166)	—	29,725
Total undisbursed	$32,035	$155,200	$6,160	$901	$194,296

Land Funds Disbursed
One- to four-family residential	3,502	3,556	191	—	$7,249
Commercial real estate	—	1,302	—	—	1,302
Total disbursed for land	$3,502	$4,858	$191	$—	$8,551

Consumer Lending. We offer consumer loans, including home equity loans, home equity lines of credit and personal lines of credit. At December 31, 2022, home equity loans and lines of credit totaled $52.3 million, or 3.4%, of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall capacity of the applicant. Home equity loans are made for the improvement of residential properties and other consumer needs. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available with repayment periods ranging from 5 to 20 years. We also offer, to borrowers who qualify, a ten-year home equity line of credit with an option for a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only during the ten-year draw period. The balance and rate are fixed after that period and the principal amortized over the remaining fifteen-year period of the loan. Options for equity loans on non-owner occupied properties are offered under more conservative requirements. Additionally, terms are available under a bridge loan product consisting of a short-term equity loan used to facilitate the acquisition of a separate residential property. Home equity fixed and line of credit products in second lien positions behind a non-First Fed mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

At December 31, 2022, auto loans totaled $130.9 million, of which $122.8 million were purchased and $4.8 million were originated through indirect dealer programs described below; the remaining $3.3 million were originated through our branches. Auto loans may have a maximum term of up to 180 months depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risks involved. Indirect lending sources are used to purchase auto loans. In-house and direct lending sources have been used to originate auto loans in prior years.

We purchase auto loans through a partnership with a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20%. We receive loan pools each week with complete packages that we are able to underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator mitigates risk of loss by providing an option to facilitate the collection efforts should repossession become necessary, for which we would incur a cost if we did it ourselves. Historically, losses on these types of loans have been less than 1% and First Fed experienced a loss rate of 0.06% for each of the years ended December 31, 2022 and 2021.

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

We began purchasing manufactured home loans during 2020 through a partnership with a loan originator that underwrites and funds these loans. At December 31, 2022, $78.3 million of manufactured home loans was included in consumer loans. These loans range from $18,000 to $335,000 with terms that range from 120 to 360 months. We receive loan pools with complete packages that we underwrite to determine whether to purchase or pass on some, or all, of the loans submitted. The seller retains the servicing on these loans. The collateral may include both real estate and personal property depending on whether or not the title to the subject property has been eliminated. A reserve account equal to approximately 8% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has had an average loss rate of 0.6% since 2007 for this program and First Fed has not experienced any loss on these loans to-date.

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

Commercial Business Lending. As of December 31, 2022, commercial business loans totaled $77.0 million, or 5.0% of our loan portfolio.

During the years ended December 31, 2021 and 2020, we provided assistance to many small businesses through the SBA's Paycheck Protection Program ("SBA PPP"). This program provided small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds could also be used to pay interest on mortgages, rent, and utilities. On June 5, 2020, the Paycheck Protection Program Flexibility Act ("PPPFA") was enacted. Main provisions of the PPPFA extended the repayment period from two to five years, extended the covered expense period from eight to 24 weeks, and lowered the percent of forgiveness amount required to be used for eligible payroll costs to 60%. The PPPFA also extended the repayment start date until after the SBA finalized the application process for loan forgiveness.

We processed $32.2 million of loans for 515 customers through the SBA PPP program as of December 31, 2020, the average loan amount approved was approximately $63,000. We processed an additional $35.0 million of loans for 427 customers during the second round of SBA PPP funding with an average loan amount of $82,000. Payments by borrowers on these loans begin six months after the note date, and interest, at 1%, continued to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest). We received $1.8 million and $1.4 million of fee income for loans originated in 2021 and 2020, respectively, which is accreted into income over the life of the loan. The remaining fee balance is taken into income when the loan pays off. We recognized deferred fee income, net of deferred costs, of $377,000 and $1.7 million for the years ended December 31, 2022 and 2021, respectively, through SBA PPP loan accretion and payoff activity. The remaining net deferred fee balance at December 31, 2022, was $13,000. We partnered with a third-party financial technology provider to assist our borrowers with the loan forgiveness application process. SBA PPP loan balances totaling $99,000 were included in commercial business loans at December 31, 2022.

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

Included in total commercial business loans is $7.0 million of loans originated by First Northwest. These loans may contain clauses which allow for a portion of the debt to be converted into securities, mezzanine debt or other non-standard terms.

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

Washington law provides for loans to one borrower restrictions, which restricts total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, which was $46.3 million at December 31, 2022. First Fed, however, restricts its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $34.7 million at December 31, 2022, unless specifically approved by the SLC as an exception to policy. The following table provides a summary of our five largest relationships at December 31, 2022.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$17,232	4	Multi-family Real Estate
15,839	6	Multi-family Real Estate
15,689	2	Commercial Real Estate
15,420	1	Multi-family Real Estate
15,248	7	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2022, 2021, and 2020, our total loan originations were $548.3 million, $780.5 million, and $871.3 million, respectively.

During the years ended December 31, 2022, 2021, and 2020, we purchased $96.1 million, $115.5 million, and $88.3 million of loans, respectively. During the last year, the majority of purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles and manufactured home loans purchased through our partnership with an originator specializing in that type of lending. A secondary source of purchased loans were commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized over the remaining contractual life of the loan. We had $16.0 million, $13.0 million, and $6.1 million of net premiums paid on purchased loans at December 31, 2022, 2021, and 2020.

The Olympic Peninsula region, which includes a substantial concentration of our depositors, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, it has been part of our strategy to originate and purchase loans outside of these areas in the counties surrounding the Puget Sound and elsewhere. As part of that, we may purchase loans with different credit and underwriting criteria than those we originate organically.

We sell residential first mortgage loans in the secondary market. The majority of residential mortgages we originate are fixed rate, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2022, 2021, and 2020, we sold $26.1 million, $113.0 million, and $184.4 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party purchasers, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2022, we were servicing $418.8 million of loans for others. We earned sold loan servicing income of $972,000, $1.0 million, and $424,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Servicing rights for these loans had a fair value of $3.9 million at December 31, 2022. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $1.9 million at December 31, 2022. There were no loans repurchased during the years ended December 31, 2022, 2021, and 2020.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan in order to manage risk, concentrations, or to generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant with regard to borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We typically retain an ownership interest in the loan as well as the loan servicing rights in order to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2022, we sold $6.0 million in commercial business loans, $3.1 million in commercial construction loans, and $750,000 in commercial real estate loan participations, retaining both the servicing and a portion of the loan balances. During the year ended December 31, 2021, we sold $43.5 million in multi-family real estate loans, retaining only the servicing, and $4.3 million in commercial construction loans, retaining both the servicing and a portion of the loan balances.

In 2021, we expanded our relationship with the SBA to include additional products. The SBA loans generally carry a government guarantee ranging from 75%-90% of the loan balance. The Bank sells the guaranteed portion and holds the remaining unguaranteed portion of the note. The Bank retains the servicing on these loans. We sold $5.7 million and $4.1 million of SBA participations during the years ended December 31, 2022 and 2021, respectively.

Gains, losses and transfer fees on sales of one- to four-family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential real estate, commercial real estate, and SBA loans was $824,000, $5.3 million, and $6.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Originations by type:
Fixed-rate:
One- to four-family	$68,799	$167,712	$247,802
Multi-family	29,638	62,044	42,663
Commercial real estate	38,988	66,182	55,641
Construction and land	76,736	127,440	59,623
Home equity	8,768	6,613	5,994
Auto and other consumer	3,606	10,525	2,970
Commercial business	9,957	39,331	43,964
Total fixed-rate	236,492	479,847	458,657
Adjustable-rate:
One- to four-family	24,645	19,600	25,606
Multi-family	67,637	48,492	50,749
Commercial real estate	65,469	69,776	34,472
Construction and land	61,953	111,554	185,686
Home equity	32,956	30,012	13,183
Auto and other consumer	62	12	—
Commercial business	59,043	21,172	102,988
Total adjustable-rate	311,765	300,618	412,684
Total loans originated	548,257	780,465	871,341

Purchases by type:
One- to four-family	779	1,440	28,652
Multi-family	—	1,014	2,000
Commercial business	6,364	—	—
Construction and land	—	4,134	—
Auto	61,930	64,644	37,626
Manufactured homes	26,989	44,230	20,003
Total loans purchased	96,062	115,462	88,281
Sales and Repayments:
One- to four-family sold	26,088	113,031	184,356
Multi-family sold	—	43,491	—
Commercial real estate sold	750	1,837	—
Construction sold	3,144	4,340	—
Commercial business sold	11,670	2,267	—
Total loans sold	41,652	164,966	184,356
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	425,448	527,833	504,990
Total reductions	467,100	692,799	689,346
Net loan activity	$177,219	$203,128	$270,276

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. We had $2.8 million, $4.8 million, and $4.3 million of net deferred loan fees at December 31, 2022, 2021, and 2020, respectively. Included in these totals at December 31, 2022, 2021, and 2020, was $13,000, $390,000, and $492,000, respectively, of PPP loan fees. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2022.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$155	—%	3	$652	0.2%	5	$807	0.2%
Construction and land	1	19	—	—	—	—	1	19	—
Total real estate loans	3	174	—	3	652	0.1	6	826	0.1

Consumer loans:
Home equity	1	—	—	1	11	—	2	11	—
Auto and other consumer	14	697	0.3	2	554	0.2	16	1,251	0.6
Total consumer loans	15	697	0.3	3	565	0.2	18	1,262	0.5

Total loans	18	$871	0.1%	6	$1,217	0.1%	24	$2,088	0.1%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Troubled debt restructurings ("TDR") include nonperforming and performing loans that have been restructured. Nonperforming assets as a percent of total assets were 0.1% at each of December 31, 2022, 2021, and 2020. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

	December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family	$957	$494	$912
Multi-family	—	—	284
Commercial real estate	51	71	157
Construction and land	16	22	26
Total real estate loans	1,024	587	1,379

Home equity	194	282	73
Auto and other consumer	572	512	821
Total consumer loans	766	794	894

Total nonaccrual loans	1,790	1,381	2,273

Repossessed personal property	—	—	2

Total nonperforming assets	$1,790	$1,381	$2,275

TDR loans:
One- to four-family	$1,726	$1,792	$2,162
Home equity	27	51	62
Total restructured loans	$1,753	$1,843	$2,224

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%	0.2%
Nonperforming TDR loans included in total nonaccrual loans and total restructured loans above	$29	$29	$108

For the years ended December 31, 2022, 2021, and 2020, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $699,000, $679,000, and $686,000, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $28,000, $48,000, and $85,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2022, there were 20 loans totaling $36.4 million that continue to accrue interest but for which management has concerns about the ability of these borrowers to comply with loan repayment terms. These loans are classified as special mention or substandard and have been considered in management's determination of our allowance for loan losses.

Real Estate Owned and Repossessed Property. Real property we acquire through collection and foreclosure efforts is classified as real estate owned. These properties are recorded at the lower of cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed. Other repossessed property, including automobiles, is also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2022, we had no repossessed real or personal property owned.

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

As of December 31, 2022, we had loans with an aggregate principal balance of $1.8 million that were identified as TDR loans, of which all but $29,000 were performing in accordance with their revised payment terms and on accrual status. Included in the allowance for loan losses at December 31, 2022, was a reserve of $18,000 related to TDR loans. Nonaccrual TDR loans are classified as substandard while accruing TDR loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2022, 2021, and 2020, we had classified loans of $16.9 million, $12.6 million, and $7.5 million, respectively. We had no other classified assets at these dates. In addition, we had $20.8 million, $12.3 million and $24.0 million of special mention loans at December 31, 2022, 2021, and 2020, respectively.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2022	2021	2020
	(In thousands)
Real estate loans:
One- to four-family	$1,497	$764	$1,771
Multi-family	—	—	284
Commercial real estate	1,134	10,948	4,155
Construction and land	14,002	22	64
Total real estate loans	16,633	11,734	6,274

Consumer loans:
Home equity	194	350	154
Auto and other consumer	91	513	868
Total consumer loans	285	863	1,022

Commercial business loans	—	—	232

Total loans	$16,918	$12,597	$7,528

The following table shows at December 31, 2022, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One- to four-family	$597	0.5%	$900	0.4%	$1,497	0.5%	$—	—%	$1,497	0.4%
Commercial real estate	51	0.1	1,083	0.4	1,134	0.3	—	—	1,134	0.3
Construction and land	16	0.1	13,986	8.8	14,002	7.3	—	—	14,002	7.2
Total real estate loans	664	0.3	15,969	1.9	16,633	1.5	—	—	16,633	1.4

Consumer loans:
Home equity	194	0.6	—	—	194	0.4	—	—	194	0.4
Auto and other consumer	—	—	17	0.2	17	0.1	74	—	91	—
Total consumer loans	194	0.5	17	0.1	211	0.3	74	—	285	0.1

Total loans	$858	0.3%	$15,986	1.8%	$16,844	1.3%	$74	—%	$16,918	1.1%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Loan Losses. The allowance for loan losses was $16.1 million, or 1.05% of total loans, at December 31, 2022, compared to $15.1 million, or 1.11%, at December 31, 2021. On a quarterly basis, management prepares a report of the allowance for loan losses and establishes the provision for credit losses based on its analysis of the risk composition of our loan portfolio, delinquency levels, loss experience, economic conditions, seasoning of the loan portfolios, and other factors related to the collectability of the loan portfolio.

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

We define a loan as being impaired when, based on current information and events, it is probable we will be unable to collect amounts due under the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are grouped together for impairment analysis and reserve calculation. All other loans are evaluated for impairment on an individual basis. In the process of identifying loans as impaired, management takes into consideration factors which include payment history, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the totality of circumstances surrounding the loans and borrowers, including payment history and amounts of any payment shortfall, length and reason for delay, and likelihood of return to stable performance. As of December 31, 2022, we had impaired loans of $3.0 million, compared to $3.2 million at December 31, 2021.

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

Management believes that our allowance for loan losses as of December 31, 2022, is adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provision that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their evaluation of information available to them at the time of their examination.

The following table summarizes the distribution of our allowance for loan losses at the dates indicated.

	December 31,
	2022		2021		2020
	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total	Amount	Percent of loans in each category to total
	(Dollars in thousands)
Allocated at end of period to:
One- to four-family	$3,343	22.4%	$3,184	21.7%	$3,469	26.8%
Multi-family	2,468	16.5	1,816	12.7	1,764	14.1
Commercial real estate	4,217	25.5	3,996	26.8	3,420	25.7
Construction and land	2,344	12.7	2,672	16.5	1,461	10.7
Home equity	549	3.4	407	2.9	368	2.9
Auto and other consumer	2,024	14.5	2,221	13.5	2,642	11.1
Commercial business	786	5.0	470	5.9	429	8.7
Unallocated	385	—	358	—	294	—
Total	$16,116	100.0%	$15,124	100.0%	$13,847	100.0%

The following table sets forth an analysis of our allowance for loan losses:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Allowance at beginning of period	$15,124	$13,847	$9,628
Charge-offs:
Construction and land	—	—	(5)
Home equity	—	(12)	—
Auto and other consumer	(1,025)	(865)	(992)
Total charge-offs	(1,025)	(877)	(997)

Recoveries:
One- to four-family	114	6	58
Construction and land	2	8	5
Home equity	30	76	13
Auto and other consumer	194	714	94
Commercial business	142	—	—
Total recoveries	482	804	170

Net (charge-offs) recoveries	(543)	(73)	(827)
Provision for loan losses	1,535	1,350	5,046
Balance at end of period	$16,116	$15,124	$13,847

Net (charge-offs) recoveries as a percentage of average loans outstanding	—%	—%	(0.1)%

Net (charge-offs) recoveries as a percentage of average nonperforming assets	(34.2)%	(4.0)%	(39.1)%

Allowance as a percentage of nonperforming loans	900.3%	1095.1%	609.2%

Allowance as a percentage of total loans	1.05%	1.11%	1.20%

Average loans receivable, net	$1,448,777	$1,239,919	$970,039

Average total loans	$1,453,156	$1,249,605	$978,799

Investment Activities

General. Under Washington law, commercial banks are permitted, subject to certain limitations, to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt, investment grade commercial and residential mortgage-related securities, and obligations of states and their political subdivisions.

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

The general objective of our investment portfolio is to provide liquidity, generate earnings, and manage risk, including credit, reinvestment, liquidity and interest rate risk.

Securities. Total investment securities decreased $17.6 million, or 5.1%, to $326.6 million at December 31, 2022, from $344.2 million at December 31, 2021, mainly as a result of changes in market value, sales and principal payments partially offset by purchases.

The issuers of mortgage-backed agency securities ("MBS") held in our portfolio, which include Fannie Mae, Freddie Mac, and Government National Mortgage Association ("Ginnie Mae"), and certain issuers of agency bonds held in our portfolio, which include FHLB and Fannie Mae, guarantee the timely principal and interest payments in the event of default. Municipal bonds consist of a mix of taxable and non-taxable revenue and general obligation bonds issued by various local and state government entities that use their revenue-generating and taxing authority as a source of repayment of their debt. Our municipal bonds are considered investment grade, and we monitor their credit quality on an ongoing basis.

Non-agency MBS securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our non-agency MBS securities consist of fixed and variable rate mortgages issued by various corporations, which we believe have sufficient subordination to mitigate the risk of loss on these investments, and certain corporate debt securities. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our rated non-agency and corporate debt securities are considered investment grade and non-rated securities are subject to regular internal review to ensure they meet the Company's investment criteria.

During the fourth quarter of 2019, the Bank marked its held to maturity investments as available for sale in order to provide greater flexibility to manage changes in the investment portfolio. Management does not intend to place securities into a held-to-maturity portfolio in the foreseeable future.

As a member of the FHLB, we had an average balance of $8.5 million in stock of the FHLB for the twelve months ended December 31, 2022. We received $502,000, $190,000, and $255,000 in dividends from the FHLB during the years ended December 31, 2022, 2021, and 2020, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2022, our securities portfolio contained securities issued by the United States Government and its agencies as well as securities issued by Capital Funding Mortgage Trust ("CFGMS") which had an aggregate book value in excess of 10% of our equity capital. The book value and fair market value of CFGMS securities were $30.2 million and $29.6 million, respectively, at December 31, 2022, and are included in non-agency issued mortgage-backed securities below.

	December 31,
	2022		2021		2020
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$119,990	$98,050	$110,497	$113,364	$122,667	$127,862
U.S. Treasury notes	2,469	2,364	—	—	—	—
International agency issued bonds (Agency bonds)	1,955	1,702	1,947	1,920	—	—
U.S. government agency issued asset-backed securities (ABS agency)	—	—	—	—	62,934	63,820
Corporate issued asset-backed securities (ABS corporate)	—	—	14,556	14,489	29,661	29,280
Corporate issued debt securities (Corporate debt)	60,700	55,499	58,906	59,789	35,408	35,510
U.S. Small Business Administration securities (SBA)	—	—	14,404	14,680	18,420	18,564
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	88,930	75,648	80,877	79,962	61,859	62,683
Non-agency issued mortgage-backed securities (MBS non-agency)	101,139	93,306	60,317	60,008	26,458	26,577
Total available for sale	375,183	326,569	341,504	344,212	357,407	364,296

FHLB stock	11,681	11,681	5,196	5,196	5,977	5,977

Total securities	$386,864	$338,250	$346,700	$349,408	$363,384	$370,273

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2022 and December 31, 2021, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2022
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$300	4.25%	$20,487	2.73%	$99,203	2.47%	$119,990	2.51%	$98,050
U.S. Treasury notes	—	—	2,469	2.34	—	—	—	—	2,469	2.34	2,364
Agency bonds	—	—	1,955	1.22	—	—	—	—	1,955	1.22	1,702
Corporate debt	—	—	15,976	3.67	43,724	4.78	1,000	4.13	60,700	4.48	55,499
Mortgage-backed:
MBS agency	—	—	—	—	7,913	2.12	81,017	2.32	88,930	2.30	75,648
MBS non-agency	13,762	6.61	28,890	4.08	5,523	4.40	52,964	3.54	101,139	4.16	93,306
Total securities available for sale	$13,762	6.61%	$49,590	3.75%	$77,647	3.94%	$234,184	2.66%	$375,183	3.22%	$326,569

	December 31, 2021
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$300	4.25%	$10,658	2.39%	$99,539	2.46%	$110,497	2.46%	$113,364
Agency bonds	—	—	—	—	1,947	1.22	—	—	1,947	1.22	1,920
ABS corporate	—	—	4,022	1.78	2,014	2.35	8,520	1.81	14,556	1.87	14,489
Corporate debt	—	—	2,000	5.50	55,906	3.91	1,000	4.13	58,906	3.97	59,789
SBA	—	—	69	0.78	9,154	2.53	5,181	2.26	14,404	2.42	14,680
Mortgage-backed:
MBS agency	1	1.12	1	0.71	6,460	1.50	74,415	1.70	80,877	1.68	79,962
MBS non-agency	7,826	3.95	24,346	4.00	2,006	1.32	26,139	2.29	60,317	3.16	60,008
Total securities available for sale	$7,827	3.95%	$30,738	3.80%	$88,145	3.25%	$214,794	2.15%	$341,504	2.63%	$344,212

The Company may hold certain investment securities in an unrealized loss position that are not considered other than temporarily impaired ("OTTI"). At December 31, 2022, of the 185 investment securities held, there were 182 investment securities with $48.6 million of unrealized losses and a fair value of approximately $323.8 million. At December 31, 2021, of the 164 investment securities held, there were 76 investment securities with $2.5 million of unrealized losses and a fair value of approximately $156.4 million. We had no OTTI on investment securities at either December 31, 2022 or December 31, 2021. Management believes that the unrealized losses on investment securities relate principally to general changes in interest rates and market liquidity that have occurred since the initial purchase, and not to changes in credit quality. These unrecognized losses or gains will continue to vary with general interest rate fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

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

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Beginning balance	$1,580,580	$1,333,517	$1,001,645
Net deposits	(21,523)	243,667	325,209
Interest credited	5,198	3,396	6,663
Ending balance	$1,564,255	$1,580,580	$1,333,517

Net (decrease) increase	$(16,325)	$247,063	$331,872

Percent (decrease) increase	(1.0)%	18.5%	33.1%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2022		2021		2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Interest-bearing transaction	$193,558	12.4%	$196,970	12.5%	$156,241	11.7%
Noninterest-bearing transaction	315,083	20.1	343,932	21.8	274,930	20.6
Savings accounts	200,920	12.8	194,620	12.3	164,434	12.3
Money market accounts	473,009	30.3	597,815	37.8	429,143	32.2

Total transaction and savings deposits	1,182,570	75.6	1,333,337	84.4	1,024,748	76.8

Certificates: (1)
0.00 – 0.99%	113,662	7.3	191,536	12.1	194,565	14.6
1.00 – 1.99%	44,200	2.8	40,228	2.5	63,503	4.8
2.00 – 2.99%	86,191	5.5	15,479	1.0	49,405	3.7
3.00 – 3.99%	99,009	6.3	—	—	1,296	0.1
4.00 – 4.99%	38,623	2.5	—	—	—	—

Total certificates	381,685	24.4	247,243	15.6	308,769	23.2

Total deposits	$1,564,255	100.0%	$1,580,580	100.0%	$1,333,517	100.0%

(1) Brokered certificates of deposit included in certificates	$133,861		$65,734		$89,560

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Fed at the dates indicated.

	December 31,
	2022			2021			2020
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$200,920	12.8%	$6,300	$194,620	12.3%	$30,186	$164,434	12.3%	$(4,549)
Transaction accounts	508,641	32.5	(32,261)	540,902	34.2	109,731	431,171	32.3	154,675
Money-market accounts	473,009	30.2	(124,806)	597,815	37.8	168,672	429,143	32.2	181,057
Fixed-rate certificates which mature in the year ending:
Within 1 year	262,189	16.8	108,717	153,472	9.7	(32,332)	185,804	13.9	(55,323)
After 1 year but within 2 years	106,999	6.8	34,409	72,590	4.6	(35,532)	108,122	8.1	65,848
After 2 years but within 5 years	12,497	0.8	(8,684)	21,181	1.3	6,338	14,843	1.1	(9,836)
Total	$1,564,255	100.0%	$(16,325)	$1,580,580	100.0%	$247,063	$1,333,517	100.0%	$331,872

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2022.

	0.00- 0.99%	1.00- 1.99%	2.00- 2.99%	3.00- 3.99%	4.00- 4.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2023	$24,216	$2,714	$8,156	$32,500	$2,095	$69,681	18.3%
June 30, 2023	16,109	2,392	17,143	23,350	15,006	74,000	19.4
September 30, 2023	25,694	10,997	21,771	—	8,005	66,467	17.4
December 31, 2023	14,496	2,539	24,167	9,663	1,176	52,041	13.6
March 31, 2024	3,629	232	1,951	15,925	2,011	23,748	6.2
June 30, 2024	5,452	—	2,136	—	2,191	9,779	2.6
September 30, 2024	1,456	237	2,652	—	2,011	6,356	1.7
December 31, 2024	5,833	4,689	2,446	14,754	2,362	30,084	7.8
March 31, 2025	1,176	11,524	5,497	2,389	3,766	24,352	6.4
June 30, 2025	798	724	146	428	—	2,096	0.5
September 30, 2025	5,756	286	—	—	—	6,042	1.6
December 31, 2025	3,935	607	—	—	—	4,542	1.2
Thereafter	5,112	7,259	126	—	—	12,497	3.3

Total	$113,662	$44,200	$86,191	$99,009	$38,623	$381,685	100.0%

Percent of total	29.8%	11.6%	22.6%	25.9%	10.1%	100.0%

Jumbo Certificates. The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2022. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$48,056	$49,098	$56,599	$44,781	$198,534
Certificates of deposit of $100,000 or more	21,625	24,902	61,909	74,715	183,151

Total certificates	$69,681	$74,000	$118,508	$119,496	$381,685

The Federal Reserve requires First Fed to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. As of December 31, 2022, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight, short-term advances with initial maturities of less than one year, and longer-term advances maturing in one year or more, to supplement our supply of lendable funds, to meet ongoing liquidity needs, and to mitigate interest rate risk. As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2022, had pledged loan and security collateral to support a borrowing capacity of $533.4 million. In addition, we have a letter of credit established in conjunction with assuming the Bellevue branch lease liability. At December 31, 2022, outstanding advances from the FHLB totaled $234.0 million and the letter of credit balance was $772,000, leaving a remaining borrowing capacity of $298.6 million.

First Fed also established a borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2022, we had pledged securities as collateral to support a borrowing capacity of $8.6 million. No funds have been borrowed on this arrangement to date.

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

On May 20, 2022, First Northwest entered into a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings under the arrangement with NexBank are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 19, 2023, with the option for two 364-day extensions.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$80,000	$80,000	$55,000
FHLB short-term advances	42,500	—	—
FHLB overnight borrowings	206,000	40,000	100,021
Line of credit	12,000	—	—
Subordinated debt, net	39,358	39,310	—

Average balances:
FHLB long-term advances	$80,000	$52,500	$50,000
FHLB short-term advances	15,208	—	—
FHLB overnight borrowings	90,983	5,207	54,548
Line of credit	5,770	—	—
Subordinated debt, net	39,312	30,370	—

Weighted average interest rate:
FHLB long-term advances	1.52%	1.46%	1.75%
FHLB short-term advances	1.82	—	—
FHLB overnight borrowings	2.83	0.30	0.60
Line of credit	6.76	—	—
Subordinated debt, net	4.01	3.96	—

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB long-term advances	$80,000	$80,000	$50,000
FHLB short-term advances	10,000	—	—
FHLB overnight borrowings	144,000	—	59,977
Line of credit	12,000	—	—
Subordinated debt, net	39,358	39,280	—
Total borrowings	$285,358	$119,280	$109,977

Weighted average interest rate at end of period:
FHLB long-term advances	1.52%	1.52%	1.53%
FHLB short-term advances	2.12	—	—
FHLB overnight borrowings	4.30	0.31	0.32
Line of credit	8.00	—	—
Subordinated debt, net	4.01	3.06	—

Subsidiary and Other Activities

First Fed has one active subsidiary in order to participate in historic tax credit transactions. Makers Square Master Tenant, LLC was formed in February 2021 in partnership with the Fort Worden Foundation. A former subsidiary, 202 Master Tenant, LLC, was formed in August 2016 in partnership with the Peninsula College Foundation and ended in April 2022. These entities meet the criteria for reporting under the equity method of accounting.

In December 2019, the Company entered into a limited partnership with Canapi Ventures Fund, LP ("Canapi Ventures") to strategically invest in fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment to Canapi Ventures will be for up to ten years, with cash installments totaling up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2022, $2.2 million had been contributed to this partnership. The recorded investment was $3.1 million at December 31, 2022.

In April 2021, First Northwest, the Bank, POM, and Quin Ventures became parties to a joint venture agreement. First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures was in a research and development phase during 2021. In early 2022, an initial product was rolled out that attracted significant initial customer interest but had lower than expected customer retention as well as higher than anticipated expenses. In the second half of 2022, another investor showed interest in the joint venture. In December 2022, Quin Ventures sold substantially all of its assets to Quil, at which time POM returned the 29,719 shares previously issued and the joint venture agreement was terminated. First Northwest continues to maintain a controlling interest in Quin Ventures.

In September 2021, the Company entered into a limited partnership with BankTech Ventures, LP ("BankTech") to strategically invest in fintech-related businesses. The commitment to BankTech will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2021. As of December 31, 2022, $220,000 had been contributed to this partnership. The recorded investment was $194,000 at December 31, 2022.

In December 2021, the Company entered into a limited partnership with JAM FINTOP Blockchain, LP to strategically invest in fintech-related businesses. This commitment will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2022. As of December 31, 2022, $150,000 had been contributed to this partnership. The recorded investment was $152,000 at December 31, 2022.

In February 2022, the Bank invested in a Small Business Investment Company through Canapi Ventures. This commitment will be for up to ten years with two possible one-year extensions, with cash installments totaling up to $2.0 million to be paid into the company over the commitment period, beginning in 2022. As of December 31, 2022, $137,000 has been contributed to this fund. The recorded investment was $127,000 at December 31, 2022.

In April 2022, First Northwest invested $3.0 million in Meriwether Group Capital Hero Fund LP, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. A second $3.0 million investment was made in May 2022, bringing the Company's total investment in the Hero Fund to $6.0 million.

In April 2022, First Northwest made an initial investment for a 5% interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Hero Fund. In October 2022, the Company completed an additional purchase and holds a 25% equity interest valued at $150,000 at December 31, 2022. The Meriwether Group, LLC also holds a 20% interest in Meriwether Group Capital, LLC.

In June 2022, First Northwest made an initial investment for a 5% interest in The Meriwether Group, LLC, a modern-day merchant bank focusing on providing entrepreneurs with resources to help them succeed. In September 2022, the Company completed an additional purchase and holds a 33% interest valued at $2.8 million at December 31, 2022. First Northwest issued 115,777 shares of stock with a value of $1.9 million to the existing partners as consideration in the acquisition transaction.

In 2023 and beyond, the Company may explore additional opportunities to expand its fintech capabilities that will advance its competitive position.

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

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2022, First Fed’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 40.1% and 23.0%, respectively, and was less than 4% in Whatcom, Kitsap and King counties.

Employees and Human Capital Resources

At December 31, 2022, we had 285 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 4.9 years while the average tenure of our executive officers was approximately 4.0 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be excellent.

Our Board of Directors guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our Board holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our corporate mission, vision, and values are designed to promote commitment to making the lives of all those around us better and to uphold that principle in everything we do. That commitment has been a central pillar in our approach to our employees and the communities we have proudly served for nearly 100 years. Our culture is designed to adhere to the timeless values of optimism, respect, initiative, growth, and ownership. In keeping with that culture, we strive to be a force for good in everyday life and expect our employees to treat each other and our customers with the highest level of care and respect, going out of their way to do the right thing. We dedicate resources to promote a safe and inclusive workplace; attract, develop, and retain talented, diverse employees; promote a culture of integrity, caring, and excellence; and reward and recognize employees for both the results they deliver and, just as importantly, how they deliver them. We also seek to design fulfilling careers, with competitive compensation and benefits with a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs. This devotion to our people has earned us recognition on Forbes magazine's Best-in-State Bank list in 2021.

Our employees are the cornerstone of our success as an organization. We are committed to attracting, retaining, and promoting highly qualified individuals from a diverse array of backgrounds. We believe employing a diverse workforce enhances our ability to serve our customers and our communities. We have established a voluntary, employee-led and -staffed Empathy and Inclusion team that is committed to promoting a diverse, equitable, and inclusive work environment for all employees. We seek to better understand the financial needs of our prospective and current customers by promoting and fostering a workforce that reflects the communities we serve, along with providing relevant financial service products. As we move forward, we will continue to grow our diversity, equity, and inclusion efforts in a manner consistent with our company vision: to create well-being and prosperity for our employees, customers, and communities.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2022:

Matthew P. Deines, age 49, became President and Chief Executive Officer ("CEO") and Director of First Fed on August 1, 2019, and was elected President, CEO, and director of the Company on December 5, 2019. In over 18 years of banking, he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and fintech, as well as operations, information technology, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Rourke, Sacher & Moulton, LLP. Mr. Deines serves as a Director for the Washington Bankers Association ("WBA") and has been a conference speaker and instructor for the WBA. He is actively involved with several non-profit organizations.

Geri Bullard, age 57, is Executive Vice President and Chief Financial Officer of First Fed, a position she has held since March 2020. Ms. Bullard joined First Fed as Senior Vice President and Treasurer in January 2020. Prior to joining First Fed, Ms. Bullard served as Controller and Chief Financial Officer at Salal Credit Union, located in Seattle, from August 2018 to January 2020; Chief Financial Officer of First Sound Bank, also in Seattle, from February 2017 to August 2018; and Controller at Sound Community Bank from October 2015 to February 2017. Ms. Bullard also served as a bank examiner for the State of Idaho. Ms. Bullard holds a Bachelor of Science degree from Humboldt State University, is a graduate of the Pacific Coast Banking School at the University of Washington, and is a licensed CPA.

Christopher W. Neros, age 53, is Executive Vice President and Chief Lending Officer of First Fed, a position he has held since April 2022. Mr. Neros has over 27 years of banking experience with experience in lending, commercial banking, and retail banking. Prior to joining First Fed, he served as a lender, commercial banking leader and Executive at Peoples Bank from May 2006 to April 2022. He holds a Bachelor of Business Administration in Marketing from the University of Alaska Anchorage, a Master of Business Administration from Regis University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

Christopher J. Riffle, age 47, is Executive Vice President and Chief Operating Officer (COO), Chief Digital Officer (CDO) and General Counsel of the Company and First Fed. Mr. Riffle has held the COO position since October 2018, the CDO position since January 2022, and has served as General Counsel since September 2017. Prior to joining First Fed, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts. Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Fed starting in 2009.

Terry Anderson, age 54, is Executive Vice President and Chief Credit Officer of First Fed, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank, and Bank of America.

Derek J. Brown, age 52, is Executive Vice President and Chief Human Resources and Marketing Officer of First Fed, a position he has held since March 2020. Mr. Brown served as a Senior Vice President and Chief Human Resources and Marketing Officer for First Fed from January 2018 to March 2020, and Senior Vice President and Director of Human Resources from October 2015 to January 2018. Prior to joining First Fed, he served as a Human Resources and business leader at Citibank and held Human Resources leadership roles within the financial, professional services, and healthcare industries. He holds a Bachelor of Science degree in Management and Human Resources from Utah State University, a Master of Business Administration from Weber State University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Fed up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2022, were $888,000. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

The FDIC determines the amount of insurance premiums based on each financial institution's deposit base and the applicable assessment rate. The assessment rate for small institutions (those with less than $10 billion in assets) is based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Currently, assessment rates range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS composite scores of 4 or 5, subject to certain adjustments.

The FDIC has authority to increase assessment rates and in October 2022 adopted a Final Rule, applicable to all insured depository institutions, increasing assessment rate schedules uniformly by two basis points beginning with the first quarterly assessment period of 2023. Increases to insurance assessments have an adverse effect on the operating expenses and results of operations of First Fed. The FDIC communicated that the new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent. Progressively lower assessment rates can be expected when the reserve ratio reaches two percent. Management cannot predict what assessment rates will be in the future.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Fed to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2022, First Fed was categorized as "well capitalized" under the regulatory capital requirements described below. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. Federal regulations require insured depository institutions and bank holding companies (including financial holding companies) to meet several minimum capital standards. The minimum capital level requirements applicable to First Northwest Bancorp and First Fed are: (i) a common equity Tier 1 ("CET1") capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a Tier 1 capital to total assets leverage ratio of 4%.

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

As of December 31, 2022, First Northwest Bancorp and First Fed each met the requirements to be "well capitalized" and met the capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Fed to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. For additional information regarding First Northwest Bancorp’s and First Fed’s required and actual capital levels at December 31, 2022, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Federal Home Loan Bank System. First Fed is a member of the FHLB of Des Moines. As a member, First Fed is required to purchase and maintain stock in the FHLB. At December 31, 2022, First Fed held $11.7 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2022, First Fed had $234.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Fed's FHLB of Des Moines stock may result in a corresponding reduction in its capital.

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

Dividends. Dividends from First Fed, which are subject to regulation and limitation, constitute a major source of funds for dividends paid by First Northwest Bancorp to shareholders. As a general rule, regulatory authorities may prohibit banks and financial holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. According to Washington law, First Fed may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Dividends on First Fed’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Fed without the approval of the Director of the DFI.

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their financial holding companies. The Dodd-Frank Act further extended the definition of an "affiliate" and treats credit exposure arising from derivative transactions, securities lending, and borrowing transactions as covered transactions under the regulations. Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. First Fed is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"). Under the CRA, federal bank regulators assess a bank’s performance under the CRA in meeting the credit needs of the communities serviced by the bank, including low-and moderate -income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to comply with the CRA, or CRA protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. First Fed received a "satisfactory" rating during its most recent CRA examination. In May 2022, federal bank regulators released a notice of proposed rulemaking to “strengthen and modernize” CRA regulations and related regulatory framework. Future changes in the evaluation process or requirements under CRA could impact the Bank’s rating.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Fed, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. As of December 31, 2022, First Fed was in compliance with the reserve requirements in place at that time.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act, among other things, established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. First Fed is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, it is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations. The CFPB has issued and continues to issue numerous regulations under which we may incur additional expense in connection with our ongoing compliance obligations. Significant recent CFPB developments that may affect operations and compliance costs include:

•

Positions taken by the CFPB on fair lending, most recently expanding its supervisory approach to prevent discrimination by using the unfairness standard under the unfair, deceptive, or abuse acts or practices framework in the Dodd-Frank Act in addition to the historical reliance on regulatory requirements under the Equal Credit Opportunity Act (“ECOA”) and the Fair Housing Act (“FHA”);

•

The CFPB's Final Rule amending Regulation C, which implements the Home Mortgage Disclosure Act, requiring most lenders to report expanded information in order for the CFPB to more effectively monitor fair lending concerns and other information shortcomings identified by the CFPB;

•

Positions taken by the CFPB regarding the Electronic Fund Transfer Act and Federal Reserve Regulation E, which require companies to obtain consumer authorizations before automatically debiting a consumer’s account for pre-authorized electronic funds transfers;

•

Efforts focused on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing (including certain forbearance requirements related to the COVID-19 pandemic), debt collection, collateral repossession, mortgage origination and servicing, remittances, and fair lending, among others; and

•	Positions and focused efforts on enforcing compliance obligations related to deposit account fees, including overdraft, non-sufficient funds, and returned deposit fees.

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

Regulation and Supervision of First Northwest Bancorp

General. First Northwest Bancorp is a financial holding company (a type of bank holding company) registered with the Federal Reserve and the sole shareholder of First Fed. Bank holding companies and financial holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that First Northwest Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of First Fed. During 2022, First Northwest elected to be treated as a financial holding company, allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities.

As a bank holding company, First Northwest Bancorp is required to file semi-annual and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and/or for unsafe or unsound practices.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2022, First Northwest Bancorp and First Fed qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year.

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

Effects of Federal Government Monetary Policy. First Northwest Bancorp’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services. Recently, the Federal Reserve shifted its focus from economic growth to addressing continued concerns with inflation. During 2022, the Federal Reserve increased the federal funds rate seven times, an increase of 425 basis points for the year, and communicated that it anticipates ongoing increases. Changes in monetary policy, including increases in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders' equity. The nature and impact of future changes in monetary policies and their impact on First Northwest Bancorp and First Fed cannot be predicted with certainty.

Cybersecurity. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If First Fed fails to observe such regulatory guidance or standards, it could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, establishing new notification requirements for banking organizations. The new rule requires banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a "notification incident" has occurred. A "notification incident" is one that materially affects or is reasonably likely to affect, the viability of the banking operations and resulting in material loss or potential impact to the stability of the United States.

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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. Cybersecurity concerns are further heightened by Russia's current invasion of Ukraine.

Environmental, Social and Governance. Bank regulatory agencies and the SEC have shown increasing interest in environmental, social and internal governance matters (often referred to as “ESG”) and have stated their intent to heighten regulatory oversight of companies’ efforts to address the effect of ESG issues on their businesses. First Northwest Bancorp and First Fed are committed to considering ESG factors, which we recognize are key drivers of long-term business growth, in the development of our business strategies. We believe our commitment to good corporate citizenship and the achievement of ESG policy goals enhances our ability to pursue business opportunities, manage risk across our business, and uphold our values by addressing the environmental and social challenges faced by the communities we serve. Our Board oversees our ESG activities, including our ESG strategies, compliance, and goals. Additionally, our Nominating and Corporate Governance Committee oversees our policies and operational controls for environmental, health, safety and social risks. The Nominating and Corporate Governance Committee meets regularly to set ESG goals for the Company, as well as to monitor progress and results.

Taxation

Federal Taxation

General. First Northwest Bancorp and First Fed are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Fed. First Fed is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before December 31, 2018. See Note 9 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Northwest Bancorp will file a consolidated federal income tax return with First Fed. Accordingly, any cash distributions made by First Northwest Bancorp to its shareholders would be considered taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Fed currently reports its income and expenses on the accrual method of accounting. Federal income tax returns are filed using a December 31 year end.

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

A significant portion of our loans are to businesses and individuals in the state of Washington. An economic decline affecting our region could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent on international trade. Deterioration in the national economy as a result of continued inflation, the rising interest rate environment, and recurring supply chain issues may also have an adverse effect on the region.

Any future deterioration in economic conditions in the market areas we serve, in particular the North Olympic Peninsula and Puget Sound area of Washington State, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline, possibly resulting in a decrease in our total loans or assets;
•	loan collateral may decline in value, exposing us to increased risk of loss on existing loans and reducing customers’ borrowing power;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.

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

Public health crises, domestic or geopolitical crises, such as the current invasion of Ukraine by Russia, political instability or civil unrest, terrorism, human error or other events outside of our control, could cause disruptions to our business or the United States' economy, resulting in potentially adverse operating results. Natural disasters may disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate. Climate change may worsen the severity and impact of future natural disasters and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to the business and operations of our customers, with potentially negative effects on our loan portfolio and growth opportunities. A significant natural disaster, such as a tsunami, earthquake, fire or flood, where we or our customers live and do business, could have a material adverse impact on our local market areas and our ability to conduct business, especially if our insurance coverage is insufficient to compensate for losses that may occur. The effects of any of the foregoing factors could have a material adverse effect on our business, operations and financial condition.

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

Factors that could detrimentally impact our access to liquidity sources include actions by the FRB, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as consumer and business behavior utilizing funds on deposit to pay down higher cost debt or to seek higher yielding investments, a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

The continued economic effects of the COVID-19 pandemic could adversely impact our financial results and those of our customers.

The COVID-19 pandemic and related government actions caused significant economic turmoil in the U.S. and around the world, resulting in a slow-down in economic activity, increased unemployment levels and disruptions in global supply chains and financial markets. The long-term economic effects of the COVID-19 pandemic are difficult to predict due to the ongoing dynamic nature of COVID-19 variants, the possibility of a similar health crisis and potential for additional government action. Management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values.

Although the Company estimates loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of substantial uncertainty as to the long-term impact of the pandemic on the credit quality of our loan portfolio. Consistent with guidance provided by banking regulators, we modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, not every borrower may be able to recover and make full payments on their loans. Any increases in the allowance for credit losses will result in a decrease in net income and may have a material negative effect on our financial condition and results of operations.

Although the U.S. and global economies have started recovering as governments lift or reduce health-related restrictions and as demand for goods and services increases, some adverse consequences including labor shortages, disruptions of global supply chains, and increasing inflation, continue to negatively impact the international, national, and local economies. As a result, our business may be materially and adversely affected. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Credit and Asset Quality

Our increased emphasis on commercial real estate lending subjects us to various risks that could adversely impact our results of operations and financial condition.

We have increased the amount of our commercial real estate and multi-family loans to $643.8 million, or 42.0% of our total loan portfolio, at December 31, 2022, from $535.7 million, or 39.5%, of our total loan portfolio at December 31, 2021. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans. As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny under the FDIC's policies for management of its commercial real estate loan portfolio.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk compared to one- to four-family loans. The repayment of commercial real estate loans typically depends on the successful operation and income stream of the borrowers’ operating business, or their ability to lease the commercial property at sufficient rates. The value of the commercial real estate securing the loan as collateral is a secondary source of repayment in case of default, which can be significantly affected by economic conditions. Recently, federal banking regulators highlighted the increased risk associated with commercial real estate loans as a result of the stress COVID-19 created for some industries, and the higher vulnerability of these credits to pressure from the current rising interest rate environment and overall inflationary pressures in the economy. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development on a single one- to four-family residential mortgage loan.

Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for loan losses and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could have a materially adverse effect on our future earnings. Collateral evaluation and financial statement analysis for commercial loans also requires a more detailed review at origination and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one- to four-family residence because the market for most types of commercial real estate is not readily liquid, resulting in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2022, we had $51,000 of nonperforming commercial real estate loans and $0 of nonperforming multi-family loans in our portfolio.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans for commercial and multi-family real estate as well as other business loans, has increased to $720.8 million, or 47.0% of total loans, at December 31, 2022, from $615.6 million, or 45.4% of total loans, at December 31, 2021. One- to four-family loans have increased to $343.8 million, or 22.4% of total loans, at December 31, 2022, from $295.0 million, or 21.7% of total loans, at December 31, 2021. Total consumer loans have increased to $275.1 million, or 17.9% of total loans, at December 31, 2022, from $221.9 million, or 16.4% of total loans, at December 31, 2021. Rapidly growing loan portfolios are, by their nature, less seasoned and our experience with these loans may not provide us with a significant payment history pattern. Rapid growth combined with the geographic expansion of our lending area may make estimating loan loss allowances more difficult and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

First Fed has extended significant amounts of credit to certain borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2022, the aggregate amount of loans, including unused commitments, to First Fed's five largest borrowers (including related entities) amounted to approximately $79.4 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2022, totaled $151.9 million, or 9.9% of total loans. Although none of the loans to First Fed's 20 largest borrowers were nonperforming loans as of December 31, 2022, concentration of credit to a limited number of borrowers increases the risk in First Fed's loan portfolio. If one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Fed is more likely to have a material adverse impact on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2022, our construction and land loans decreased $30.1 million, or 13.4%, to $194.7 million, or 12.7%, of the total loan portfolio at December 31, 2022 and consisted of properties secured by one- to four-family residential of $58.7 million, multi-family of $77.0 million, commercial acquisition-renovation of $19.3 million, commercial real estate of $27.7 million, and land of $11.8 million. Land loans include raw land and land acquisition and development loans.

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

At December 31, 2022, $396.2 million, or 25.8% of our total loan portfolio, consisted of one- to four-family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one- to four-family residential loans that do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of loans in a subordinate lien position to a first lienholder.

For home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2022, we had $77.0 million, or 5.0% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on the value of the collateral and predetermined loan to collateral ratios; liquidation of the underlying real estate collateral is the primary source of repayment in the event of borrower default. Our commercial business loans are primarily supported by the cash flow of the borrower and secondarily by the underlying collateral provided by the borrower. The borrowers' cash flows may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Factors affecting the value of this type of collateral include uncollectable accounts receivable and obsolete or limited use inventory, among others.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the allowance for loan losses, we review our loan portfolios, loss and delinquency trends, and economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover incurred losses, resulting in additions to our allowance for loan losses through the provision for losses on loans which is charged against income.

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

In addition, the Financial Accounting Standards Board ("FASB") adopted Accounting Standard Update ("ASU") 2016-13 which became effective on January 1, 2023. This standard, referred to as Current Expected Credit Loss ("CECL"), will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. In March 2022, FASB amended ASU 2016-13 related to CECL implementation and guidance on Troubled Debt Restructurings ("TDRs") and vintage disclosures. These updates will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more information on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2022, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $1.8 million, or 0.1% of total assets. Our nonperforming assets adversely affect our net income in various ways.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency actions, defaults or other adverse events affecting the issuer or the underlying collateral, if any, of the security, changes in market interest rates, and continued instability in the capital markets. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the current invasion by Russia of Ukraine, terrorism, or other geopolitical events. These factors, among others, could cause other-than-temporary-impairment ("OTTI"), realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could materially affect our business, financial condition, and results of operations. Determining OTTI requires complex, subjective judgments about the future financial performance and liquidity of the security's issuer and underlying collateral, if any, to assess the probability of receiving all contractual principal and interest payments due, and these estimates may differ significantly from actual future performance of the security.

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

Interest Rates, Operations and Risk Management

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. While the federal funds target rate remained at or near historical lows during 2020 and 2021 as part of the fiscal response to the COVID-19 pandemic, the Federal Reserve increased the federal funds target rate seven times in 2022 for a total annual increase of 425 basis points. Furthermore, the Federal Reserve has communicated that it anticipates ongoing increases until inflationary pressures subside. When the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases. A rising interest rate environment may also adversely affect the U.S. economy and, as a result, our business as a whole.

Further changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell mortgage and SBA loans (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Additional changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Further changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, as at the end of 2022, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment for the past few years, an increasing percentage of our deposits have been composed of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in this rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would be adversely affected.

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

In July 2017, the United Kingdom Financial Conduct Authority announced the potential replacement of the London Interbank Offered Rate ("LIBOR") at the end of 2021. LIBOR is used extensively in the U.S. and globally as a "benchmark" or "reference rate" for various commercial and financial contracts. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Term Secured Overnight Financing Rate (“TSOFR”) and has crafted a plan to facilitate the transition. Our subordinated debt issued in March 2021 provides for application the TSOFR rate to determine the interest that will be payable on the Notes beginning in March 2026. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted, providing that LIBOR-based contracts that lack practicable replacement benchmarks will automatically transition to the applicable reference rates recommended by the Federal Reserve. In December 2022, the Federal Reserve issued a Final Rule establishing benchmark replacements based on TSOFR. However, the ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, expects to continue publishing some LIBOR tenors until June 2023 and may be compelled to continue publishing other tenors under a different methodology after the Financial Conduct Authority (“FCA”) completes a consultation and makes a final determination on the matter (expected in 2023).

Despite the progress made through the LIBOR Act and the Federal Reserve's Final Rule, it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities, variable rate loans, and other securities or financial arrangements. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. It is not currently possible to determine whether, or to what extent, the replacement of LIBOR will impact the value of any loans and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes may impact our financial condition or results of operations.

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

A portion of our loan portfolio is serviced by third parties, which may limit our ability to foreclose on or repossess such loans.

At December 31, 2022, $83.4 million of our consumer, $25.3 million of our one- to four-family, and $18.1 million of our commercial real estate loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Fed. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third-party servicer to timely pursue foreclosure action, may increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered commercial banks are subject to loans-to-one-borrower restrictions, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Fed would be limited to loans to one borrower of $46.3 million at December 31, 2022. Under its current policy, First Fed has elected to restrict its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $34.7 million at December 31, 2022, unless specifically approved by the Senior Loan Committee as an exception to policy. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, the FDIC as insurer of our deposits, and by the DFI. First Northwest Bancorp is subject to regulation and supervision by the Federal Reserve (as a financial holding company) and regulation by the State of Washington (as a Washington corporation). The Bank is subject to regulation and supervision by the FDIC and the DFI. Such regulation and supervision govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

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

We may also expand our digital footprint through partnerships with and investments in fintech companies. The new technology and start-up companies we invest in may not be as successful as anticipated or may fail, resulting a total loss of our related investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's main administrative office is located at 105 West Eighth Street, Port Angeles, WA 98362. As of December 31, 2022, we conducted our business through twelve branch offices located in Clallam, Jefferson, King, Kitsap, and Whatcom Counties, Washington; two business centers located in King and Whatcom Counties, Washington; and our main administrative office and a support service center located in Clallam County, Washington. The Company owns seven branch offices, the main administrative office and the support services center. The remaining five branch offices and two business centers are leased. The net book value of the Company’s properties totaled $15.9 million at December 31, 2022. Additional information is presented in Note 4 - Premises and Equipment and Note 5 - Leases of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 10, 2023, there were 9,674,055 shares of common stock issued and outstanding and we had approximately 530 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

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

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased (1), (3)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2022 - October 31, 2022	12,409	$15.46	12,409	514,289
November 1, 2022 - November 30, 2022	200,146	14.59	198,030	316,259
December 1, 2022 - December 31, 2022	47,307	14.51	14,232	302,027
Total	259,862	$14.64	224,671

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 2,116 shares, and 3,356 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of December 31, 2022, a total of 721,393 shares, or 70.5% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $16.16 per share, leaving 302,027 shares available for future purchases.

(3) On December 30, 2022, the other 50% owners of Quin Ventures returned 29,719 shares to FNWB in conjunction with the asset sale to Quil Ventures, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities, including a controlling interest in Quin Ventures, Inc. and several limited partnership investments. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed and Quin Ventures. The Company has also entered into partnerships to strategically invest in fintech-related businesses, which may result in the development of additional investment opportunities.

First Fed is a community-oriented financial institution serving Clallam, Jefferson, King, Kitsap, and Whatcom counties in Washington State, through its twelve full-service branches and four business centers. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. While we have a concentration of first lien one- to four-family mortgage loans, in order to diversify our portfolio and increase interest income, we have increased our origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our auto and consumer loans through originations, indirect auto lending, and purchased auto loan programs. We continue to originate one- to four-family residential mortgage loans and regularly sell conforming loans into the secondary market to increase noninterest income and manage interest rate risk or retain select loans in our portfolio to enhance interest income. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities.

First Fed is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, including fiscal stimulus, interest rate policy and open market operations, housing and financial institutions. Deposit flows are influenced by various factors, including sales and marketing efforts, interest rates paid on competing deposits, available alternative investments such as the stock and bond markets, account maturities, government stimulus and unemployment programs, and the overall level of personal income and savings. Lending activities are influenced by prevailing interest rates and property values in our markets, the demand for funds, the number and quality of lenders employed by First Fed, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates can affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, and gains and losses from sales of loans and securities.

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

Our Business and Operating Strategy

Our operating strategy is focused on diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our infrastructure. Certain highlights of our operations in the last three years include:

•

Expanding our market presence. We hired several experienced and talented bankers with connections throughout Western Washington. In 2021, we opened a full-service branch in Ferndale, Washington and purchased a branch in Bellevue, Washington. Through these new locations, we have realized growth in deposits and expanded our ability to secure customer relationships and lending opportunities outside of our market areas in the North Olympic Peninsula; Kitsap Peninsula; and Bellingham, Washington. We also utilize technology to expand our market presence and to service new and existing businesses and consumers in Western Washington and beyond.

•	Investing in financial technology ("fintech") companies. We have a ten-year commitment to invest in Canapi Ventures, which provides funding to fintech start-ups. The Canapi Ventures relationship allows us early access to companies producing technology and apps that may be of interest as we grow in the fintech sector. We also have ten-year commitments to invest in BankTech Ventures and JAM FINTOP, two fintech-focused venture capital funds designed for community banks.
•

Enhancing the loan portfolio. We have significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans, as well as our portfolio of commercial business loans. This helped to increase overall net interest income.

•

Adding new servicing capabilities. In addition to traditional consumer and business deposit products, we offer remote deposit capture, consumer and small business digital banking, and commercial digital banking capabilities. We implemented interactive teller machines, allowing our customers to conduct business with a teller through an interactive screen, at several locations.

•

Enhancing our infrastructure. We have focused on upgrading our infrastructure, in terms of technology, equipment and personnel, in order to support our changing lending and deposit capabilities and position ourselves for growth.

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. We intend to implement these strategies to achieve our objectives:

•

Increasing our portfolio of higher yielding commercial loans. Through increased loan originations, we intend to increase the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one- to four-family residential loans. Our commercial and multifamily real estate and commercial business loans have increased to $720.8 million, or 47.0% of total loans, at December 31, 2022, from $615.6 million, or 45.4% of total loans, at December 31, 2021. The increase resulted in part from adding talented leaders to the commercial team; developing relationships with loan referral sources, including our Board of Directors and loan brokers; pursuing loan purchase and participation opportunities; and competing successfully in new and existing markets.

•

Increasing noninterest income. We offer SBA loan products, which provide the opportunity to sell the guaranteed portion of loans originated, adding to our gain on sale of loans while also generating servicing fee income. We will continue our participation in the ARC swap program to generate additional fee income. We will maintain our focus on mortgage loan sales to increase income from both sale and servicing fees. We may also sell loans in order to manage concentrations and risk, which would generate gain and possibly additional servicing income. We anticipate that future revenue will be generated through treasury management products, merchant services, fintech partnerships and banking-as-a-service, which would add income and increased interchange fee income.

•	Maintaining our focus on asset quality. Maintaining strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets were $1.8 million at December 31, 2022 and $1.4 million at December 31, 2021. We have taken proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide feedback regarding our loan policies and procedures.
•

Attracting core deposits and other deposit products. We emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we offer digital delivery solutions, such as personal financial management, business online banking, business remote deposit products, mobile remote deposit services through smartphones and tablets, consumer credit score access, account-to-account transfer services between First Fed and other banks, and person-to-person funds transfer, enabling us to compete effectively with banks of all sizes. We enhanced our mobile banking platform, upgraded our business on-line banking platform, and extended banking hours through our interactive teller machines and secure chat solutions.

•

Expanding our market presence and capturing business opportunities resulting from changes in the competitive environment. By delivering high quality, customer-focused products and services, we believe we can attract additional borrowers and depositors and thus increase our market share and revenue generation in our market areas. We intend to continue our franchise growth. We expect that community bank consolidation will continue to take place and may consider acquiring additional individual branches or other banks. Our primary focus for expansion will be in Western Washington; however, we offer digital delivery in other markets.

•

Hiring experienced employees with a customer sales and service focus. Our goal is to compete by relying on the strength of our customer service and relationship building. We believe that our ability to continue to attract and retain banking professionals who have significant knowledge of existing and new market areas, possess strong commercial banking sales and service skills, and maintain a focus on community relationships will enhance our success. We intend to hire additional retail bankers, lenders and treasury management officers who are established in their communities to enhance our market position and add profitable growth opportunities.

•

Improving our digital presence and streamlining the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. In 2019, the Company committed to fund $3 million in Canapi Ventures to identify and infuse capital into certain promising fintech companies. This commitment includes management participation in meetings and events that inform us when making decisions regarding banking-as-a-service, digital services offerings and customer engagement. We introduced a new online mortgage application with a leading fintech partner in 2020 and launched new digital deposit application and consumer loan origination platforms in 2021. In 2022, the Company implemented a customer relationship management software to improve business and consumer relationships.

•

Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We have increased our auto loan portfolio as a result of our partnership involving the purchase of loans made to borrowers purchasing high-end automobiles and classic cars. We also engaged with Triad Financial Services in 2020 to purchase manufactured home loans in pools and on a flow basis. We also purchase loans from Banker's Healthcare Group. We will continue to explore other opportunities such as these as a means to improve net income and supplement organic loan originations.

•	Expanding into digital and fintech markets. Banking-as-a-service offers significant growth opportunities. The fintech and digital banking markets offer innovation and expansion that First Fed can support through servicing products offered. We announced our partnership with Splash in January 2022 to collaborate on developing and deploying consumer loan products and solutions throughout the country. We continue to explore additional opportunities to partner with fintech and digital banking partners in order to expand this part of our digital strategy.
•	Creating operating leverage. We will continue to look for ways to improve operational efficiency. We realigned positions in 2022 to better meet organizational objectives, resulting in some workforce reductions. We believe that recent investments in technology may also provide opportunities to build efficiencies. We increased our net interest income in 2022, however, we experienced a decrease in non-interest income, specifically in areas which are impacted by interest rates. We remain focused on improving current noninterest income product lines, such as SBA and swap fees, and are pursuing new revenue channels related to payments and banking-as-a-service.
•	Expanding offerings to small-to-medium sized business. Another priority for the Company is expanding offerings for small-to-medium sized business with a focus on entrepreneurs. We intend to accomplish this through the commercial team, with a focus on systems and support, the further development of treasury management and our partnership with The Meriwether Group, LLC. For small-to-medium sized businesses, we believe there are multiple payment opportunities for ACH processing, check processing, wire transfers, international payments and debit card interchange. In addition, we intend to build out our capabilities for accounts payable and receivable, payroll, merchant card acquisition and corporate card spend management.

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

Mortgage Servicing Rights. We record servicing rights on loans originated and subsequently sold into the secondary market. We stratify our capitalized servicing rights based on the type, term and interest rates of the underlying loans. Effective January 1, 2022, the Bank elected to measure servicing rights using the fair value method of accounting. Servicing rights are measured at fair value at each reporting date with the change reported in earnings. Prior to 2022, the amortization method was applied with servicing rights initially recognized at fair value and subsequent changes in value amortized over the estimated remaining life of the loans. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively affected. See Notes 1, 6 and 14 to the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Fair Value. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. In the absence of quoted market prices, management determines the fair value of the Company’s assets and liabilities using valuation models or third-party pricing services.

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Assets. Total assets increased $121.0 million, or 6.3%, to $2.04 billion at December 31, 2022, from $1.92 billion at December 31, 2021.

Total loans, excluding loans held for sale, increased $177.2 million, or 13.1%, during the year ended December 31, 2022. Multi-family and commercial real estate loans increased $108.1 million, or 20.2%, consisting mainly of an increase in multi-family real estate loans of $81.1 million as a result of new originations and $17.6 million of construction loans converting into permanent amortizing loans. The commercial real estate loans increase was due to new loan originations in addition to $12.2 million from construction loans converting into permanent amortizing loans. Auto and other consumer loans increased $40.0 million, or 21.9%, with the purchase of a pool of manufactured home loans as well as purchases of individual manufactured home loans and specialty auto loans. Commercial business loans decreased $2.8 million due to a decrease in the Northpointe Bank Mortgage Participation Program of $26.3 million as our participation in the program ended and $14.5 million in payoffs of SBA Paycheck Protection Program loans, partially offset by purchases of $8.1 million in secured equipment loans and $6.3 million of unsecured Bankers Healthcare Group loans in addition to advances on new and existing lines of credit.

One- to four-family residential loans increased $48.9 million, or 16.6%, with $40.5 million in construction loans converting to permanent amortizing loans during the year. We continue to focus on the origination of one- to four-family mortgage loans with the intention of retaining certain adjustable-rate loans that may not be readily sold in the secondary market, while selling the majority of our saleable production to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other investors.

Construction and land loans decreased $30.1 million, or 13.4%, with draws on new and existing loans partially offset by $79.3 million converting into fully amortizing loans. Undisbursed construction commitments totaled $120.7 million at December 31, 2022 compared to $194.3 million at December 31, 2021. Undisbursed construction commitments at December 31, 2022 included $68.1 million of mainly custom one- to four-family residential construction, $38.7 million of multi-family construction, $13.0 million of commercial real estate construction, and $1.0 million of commercial acquisition-renovation construction. Our construction loans are geographically disbursed throughout the state of Washington with two commitments for properties in Idaho and one commitment for a property in Oregon. We manage our construction lending by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. Internal staff monitor certain projects, which enhances fee income related to these loans.

During the year ended December 31, 2022, the Company originated $548.3 million of loans, of which $122.8 million, or 22.4%, were originated in the Olympic Peninsula region; $356.7 million, or 65.1%, in the Puget Sound region; $46.4 million, or 8.5%, in other areas in Washington; and $22.2 million, or 4.1%, in other states. The Company also purchased loans totaling $96.1 million with the largest concentration of personal property located in California.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Real Estate:
One- to four-family	$343,825	$294,965
Multi-family	253,551	172,409
Commercial real estate	390,246	363,299
Construction and land	194,646	224,709
Total real estate loans	1,182,268	1,055,382

Consumer:
Home equity	52,322	39,172
Auto and other consumer	222,794	182,769
Total consumer loans	275,116	221,941

Commercial business loans	76,996	79,838

Total loans	1,534,380	1,357,161
Less:
Net deferred loan fees	2,786	4,772
Premium on purchased loans, net	(15,957)	(12,995)
Allowance for loan losses	16,116	15,124
Total loans receivable, net	$1,531,435	$1,350,260

Our allowance for loan losses increased $1.0 million, or 6.6%, during the year ended December 31, 2022, as a result of loan growth. Asset quality has remained stable year over year despite the uncertain economic conditions as the Federal Reserve Board has attempted to curb inflation by increasing the Federal Funds Rate. Management continues to closely monitor these and other economic conditions. The allowance for loan losses as a percentage of total loans was 1.05% at December 31, 2022 and 1.11% at December 31, 2021. We believe our allowance for loan losses is adequate to cover inherent losses in the loan portfolio.

Nonperforming loans increased $409,000, or 29.6%, during the year ended December 31, 2022 to $1.8 million. This increase was mainly the result of increases in nonperforming one- to four-family of $463,000 and auto and other consumer of $60,000, partially offset by a decrease in home equity loans of $88,000. Nonperforming loans to total loans was 0.12% at December 31, 2022, an increase from 0.10% at December 31, 2021.

At December 31, 2022, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $4.3 million, or 34.3%, to $16.9 million at December 31, 2022, from $12.6 million at December 31, 2021. The change in classified loans was mainly the result of one $14.0 million commercial multifamily construction loan being downgraded during the fourth quarter due to additional liens being placed on the property, and was partially offset by commercial real estate loan upgrades and payoffs. The Bank continued to work with its borrowers to facilitate satisfactory repayment.

Cash and cash equivalents decreased by $80.4 million, or 63.8%, to $45.6 million as of December 31, 2022, compared to $126.0 million at December 31, 2021, as excess cash was deployed into funding loans.

Total investment securities decreased $17.6 million, or 5.1%, to $326.6 million at December 31, 2022, from $344.2 million at December 31, 2021. The year-over-year decrease was the result of a decline in the market value of the portfolio, sales and normal amortization during the year, partially offset by purchases. During 2022, we purchased $78.7 million of available-for-sale securities. We also took advantage of market opportunities to manage duration by selling $11.9 million of available-for-sale securities for a total gain of $118,000 during the same period. The decline in market value of $51.3 million relates mainly to changes in interest rates and market liquidity, not to changes in credit quality. The estimated average life of the total investment securities portfolio was 8.2 years, and the average repricing term was approximately 5.7 years as of December 31, 2022, based on the interest rate environment at that time. We anticipate the investment portfolio will continue to provide additional interest income and act as a source of liquidity.

Mortgage-backed securities represent the largest portion of our investment portfolio and totaled $169.0 million at December 31, 2022, an increase of $29.0 million, or 20.7% from $140.0 million at December 31, 2021. Municipal bonds are the second largest segment, totaling $98.1 million at December 31, 2022, a decrease of $15.3 million, or 13.5%, from $113.4 million at December 31, 2021. Other investment securities, including U.S. and international government agencies and corporate debt securities, were $59.6 million at December 31, 2022, a decrease of $31.3 million, or 34.5% from $90.9 million at December 31, 2021. At December 31, 2022, the investment portfolio contained 50.8% of amortizing securities, compared to 49.8% at December 31, 2021. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We continue to focus on growing our loan portfolio and improving our earning asset mix over the long term, as evidenced by net loan growth exceeding the rate of investments during the year. We may purchase investment securities as a source of additional interest income and in lieu of carrying higher cash balances at nominal interest rates. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Equity and partnership investments increased $10.7 million to $14.3 million at December 31, 2022, compared to $3.6 million at December 31, 2021, as we expanded partnership and equity relationships to include the three Meriwether Group investments and JAM FINTOP. Prepaid expenses and other assets increased $20.2 million to $42.4 million at December 31, 2022, compared to $22.2 million one year ago. The increase was mainly due to an increase in deferred tax assets of $11.2 million resulting from the fair market value decrease in the investment portfolio, an increase in other prepaid expenses of $3.9 million, which includes long-term sponsorship agreements with two local not-for-profit organizations, and a receivable for a bank-owned life insurance ("BOLI") death benefit payment related to the passing of a former employee. In December 2022, Quin Ventures sold substantially all of its assets to Quil Ventures. As part of the sale transaction, the Company received a 5% ownership stake in Quil Ventures valued at $225,000 and recorded a $1.5 million commitment receivable.

Liabilities. Total liabilities increased $153.2 million, or 8.9%, to $1.88 billion at December 31, 2022, from $1.73 billion at December 31, 2021, mainly due to an increase in borrowings of $166.1 million, or 139.2%, to $285.4 million at December 31, 2022, from $119.3 million at December 31, 2021, used to fund loan growth.

Deposit account balances decreased $16.3 million, or 1.0%, to $1.56 billion at December 31, 2022 from $1.58 billion at December 31, 2021. Money market accounts decreased $124.8 million and transaction accounts decreased $32.3 million, while savings accounts increased $6.3 million. Certificates of deposit increased $134.4 million, or 54.4%, to $381.7 million at December 31, 2022. Included in certificates of deposit balances at year end were $133.9 million in brokered certificates of deposit. We believe the current rate environment has contributed to greater competition for deposits with higher rate products being offered to attract new funds. Additionally, the significant deposit balance increases in 2020 and 2021 from stimulus payments and PPP loans began to run off in 2022 as business and consumer post-pandemic spending increased, fueled in part by inflation. Our focus will continue to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, and maintaining a stable source of funding for our continued growth.

Equity. Total shareholders' equity decreased $29.4 million, or 15.4%, to $161.6 million at December 31, 2022, from $191.0 million at December 31, 2021. The decrease during the year resulted from a $40.8 million change in accumulated other comprehensive loss related to the change in unrealized market value of available for sale securities, net of tax. Share repurchases of $5.9 million and $2.8 million in dividends paid in 2022 also contributed to the decrease in equity. These decreases were partially offset by net income of $15.7 million, an increase of $2.6 million related to share-based compensation plans and $1.9 million related to the issuance of common stock as consideration for the acquisition of 33% of The Meriwether Group, LLC. During the year ended December 31, 2022, we repurchased 356,343 shares of common stock at an average cost of $15.26 per share, pursuant to the Company's 2020 stock repurchase plan.

Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021

General. The Company generated a return on average assets of 0.79%, and a return on average equity of 9.09%, for the year ended December 31, 2022, compared to 0.87% and 8.19%, respectively, for the year ended December 31, 2021. Net income increased $227,000, or 1.5%, compared to 2021. An increase in net interest income was offset by a decrease in noninterest income and increase in noninterest expense. Noninterest income was down due to significant declines in gain on sale of loans and gains on partnership investments. Noninterest expense was higher due to increased compensation, advertising, data processing, and occupancy expenses. The increases in expense were primarily related to Quin and expansion of the Bank's staffing levels and locations. We earned $1.71 per common and diluted share for the year ended December 31, 2022, compared to $1.63 per common and diluted share for the year ended December 31, 2021. The increase in earnings per share was the result of an increase in net income combined with lower weighted-average common shares outstanding of 9,082,032 in 2022, compared to 9,133,953 shares for the same period in 2021. The decrease in average shares year-over-year is due to our share repurchase program and restricted stock award forfeitures offset by restricted stock award grants.

Net Interest Income. Net interest income increased $11.6 million, or 19.8%, to $69.9 million for the year ended December 31, 2022, from $58.3 million for the year ended December 31, 2021, mainly as the result of additional interest income related to an increase in the average balances of loans receivable as well higher yields earned on both loans receivable and investment securities.

The average balance of loans receivable increased $208.9 million, at an average yield of 4.74%, for the year ended December 31, 2022 compared to an average yield of 4.44%, for the year ended December 31, 2021. The cost of interest-bearing liabilities increased to 0.73% for the year ended December 31, 2022 compared to 0.43% for the year ended December 31, 2021. The combination of increased loan receivable balances and higher rates resulted in a 28 basis point increase in our net interest margin to 3.79% at December 31, 2022, from 3.51% at December 31, 2021, as loans repriced faster than deposit costs.

Net interest income increased $11.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, of which $7.0 million was the result of an increase in volume and $4.6 million due to changes in yields. As noted above, loans receivable was the main contributor to the increase in net interest income with $9.3 million due to an increase in average volume and $4.3 million due higher rates. The increase to the cost of average interest-bearing liabilities for the year ended December 31, 2022 was due primarily to increased average balances and higher rates paid on advances, certificates of deposit and money market accounts.

Interest Income. Interest income increased $16.7 million, or 26.2%, to $80.4 million for the year ended December 31, 2022 from $63.7 million for the comparable period in 2021, primarily due to an increase in the average balance of loans receivable. Interest and fees on loans receivable increased $13.6 million during the year, in part, as the Bank grew the loan portfolio through single-family, multi-family and commercial real estate lending as well as purchased auto and manufactured home loans. Loan yields also increased due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices.

Interest income on investment securities increased $2.5 million to $10.9 million for the year ended December 31, 2022 compared to $8.4 million for the year ended December 31, 2021. The increase in interest income on investment securities was driven by an increase in the average yield during the year of 81 basis points due to the repricing of variable rate securities as slowing prepayment activity reduced the amount of premium amortization during the period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2022		2021
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,448,777	4.74%	$1,239,919	4.44%	$13,606
Investment securities	350,521	3.10	365,000	2.29	2,497
FHLB stock	8,540	5.88	4,058	4.68	312
Interest-earning deposits in banks	34,807	1.08	52,242	0.16	292
Total interest-earning assets	$1,842,645	4.36%	$1,661,219	3.83%	$16,707

Interest Expense. Total interest expense increased $5.1 million, or 95.7%, for the year ended December 31, 2022, compared to the prior year, with increases in borrowing costs of $3.3 million and deposit costs of $1.8 million. Borrowing rates increased 12.4%, or 29 basis points, mainly due to higher rates paid on overnight and short-term borrowings, combined with an increase of $118.1 million in the average balance outstanding. Deposit costs increased due to higher rates paid and an increase of $73.9 million, or 6.4%, in the average balance of interest-bearing deposits, as we utilized brokered certificates of deposits to offset the decline in customer balances. The average cost of all interest-bearing deposit products increased 13 basis points to 0.42% for the year ended December 31, 2022 from 0.29% for the year ended December 31, 2021. While the average balances of all deposit categories increased year-over-year, growth in lower costing transaction, savings and money market accounts outpaced higher costing certificates of deposit accounts.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2022		2021
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing transaction	$193,064	0.07%	$175,608	0.02%	$94
Money market accounts	555,038	0.31	525,986	0.22	533
Savings accounts	197,707	0.08	185,315	0.07	37
Certificates of deposit	282,477	1.13	267,521	0.77	1,138
Advances	163,198	2.29	54,033	1.43	2,966
Subordinated debt, net	39,312	4.01	30,370	3.96	374
Total interest-bearing liabilities	$1,430,796	0.73%	$1,238,833	0.43%	$5,142

Provision for Loan Losses. The provision for loan losses increased during the year ended December 31, 2022, compared to 2021. The higher provision is reflective of loan growth and an increase in net charge-offs. Credit quality metrics improved slightly resulting in a lower allowance to total gross loans compared to the prior year.

The following table details activity and information related to the allowance for loan losses for the periods shown:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Provision for loan losses	$1,535	$1,350
Charge offs net of recoveries	(543)	(73)
Allowance for loan losses	16,116	15,124
Allowance for losses as a percentage of total gross loans receivable at the end of this period	1.05%	1.11%
Total nonaccrual loans	1,790	1,796
Allowance for loan losses as a percentage of nonaccrual loans at end of period	900%	842%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.12%	0.13%
Total loans	$1,534,380	$1,357,161

Noninterest Income. Noninterest income decreased 34.0% to $10.3 million for the year ended December 31, 2022, from $15.6 million for the year ended December 31, 2021. Decreases compared to the prior year were primarily due to lower gain on sale of mortgage loans, lower gains on investment security sales, a $1.1 million decrease to the change in market value of our limited partnership fintech investments included in "other income" and a decline in the value of the loan servicing rights asset. These decreases were partially offset by additional service fee income and the BOLI death benefit payment.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$4,729	$3,860	$869	22.5%
Sold loan servicing fees	867	946	(79)	(8.4)
Net gain on sale of loans	824	5,278	(4,454)	(84.4)
Net gain on sale of investment securities	118	2,410	(2,292)	(95.1)
Increase in cash surrender value of bank-owned life insurance, net	916	965	(49)	(5.1)
Income from death benefit on bank-owned life insurance, net	1,489	—	1,489	100.0
Other income	1,384	2,179	(795)	(36.5)
Total noninterest income	$10,327	$15,638	$(5,311)	(34.0)%

Noninterest Expense. Noninterest expense increased to $62.3 million for the year ended December 31, 2022, from $54.4 million for the year ended December 31, 2021. The year-over-year increase reflects higher data processing and occupancy expenses associated with expanding our footprint with additional branch locations as well as higher professional fees, including legal and technology consulting fees.

Additional Quin expenses resulted in significant increases to advertising, compensation, depreciation and data processing expenses during the year ended December 31, 2022, totaling approximately $3.5 million. The full amount of Quin Ventures activity is reported in noninterest income and noninterest expense under the controlling interest method of accounting. The proportional noncontrolling interest amount is later subtracted from net income. This resulted in a noncontrolling interest net loss of $2.1 million being added back to net income for the year ended December 31, 2022. As of December 31, 2022, future additional expenses related to Quin are expected to be immaterial.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$35,940	$33,515	$2,425	7.2%
Data processing	7,539	6,244	1,295	20.7
Occupancy and equipment	5,398	4,312	1,086	25.2
Supplies, postage, and telephone	1,376	1,189	187	15.7
Regulatory assessments and state taxes	1,539	1,213	326	26.9
Advertising	3,288	2,040	1,248	61.2
Professional fees	2,645	1,997	648	32.4
FDIC insurance premium	888	752	136	18.1
Other	3,699	3,151	548	17.4
Total	$62,312	$54,413	$7,899	14.5%

Provision for Income Tax. The provision for income tax for the year ended December 31, 2022, was $2.9 million compared to $3.2 million for the year ended December 31, 2021, reflecting differences in pre-tax income. The effective tax rate decreased over prior periods as a result of the permanent tax exclusion of BOLI noninterest income, including the BOLI death benefit.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2022 and 2021. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	At December 31,	Year Ended December 31,
	2022	2022			2021
	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:		(Dollars in thousands)
Loans receivable, net (1)	5.69%	$1,448,777	$68,635	4.74%	$1,239,919	$55,029	4.44%
Total investment securities	3.22	350,521	10,866	3.10	365,000	8,369	2.29
FHLB dividends	6.41	8,540	502	5.88	4,058	190	4.68
Interest-earning deposits in banks	2.72	34,807	375	1.08	52,242	83	0.16
Total interest-earning assets (2)	5.23	1,842,645	80,378	4.36	1,661,219	63,671	3.83
Noninterest-earning assets		132,588			104,011
Total average assets		$1,975,233			$1,765,230

Interest-bearing liabilities:
Interest-bearing demand deposits	0.01	$193,064	$137	0.07	$175,608	$43	0.02
Money market accounts	0.58	555,038	1,698	0.31	525,986	1,165	0.22
Savings accounts	0.26	197,707	165	0.08	185,315	128	0.07
Certificates of deposit	2.19	282,477	3,198	1.13	267,521	2,060	0.77
Total interest-bearing deposits (3)	0.74	1,228,286	5,198	0.42	1,154,430	3,396	0.29
Advances	3.02	163,198	3,740	2.29	54,033	774	1.43
Subordinated debt, net	3.93	39,312	1,577	4.01	30,370	1,203	3.96
Total interest-bearing liabilities	1.18	1,430,796	10,515	0.73	1,238,833	5,373	0.43
Noninterest-bearing deposits (3)		335,646			308,467
Other noninterest-bearing liabilities		36,666			39,432
Average equity		172,125			178,498
Total average liabilities and equity		$1,975,233			$1,765,230

Net interest income			$69,863			$58,298
Net interest rate spread	4.05			3.63			3.40
Net earning assets		$411,849			$422,386
Net interest margin (4)				3.79			3.51
Average interest-earning assets to average interest-bearing liabilities		128.8%			134.1%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-bearing deposits at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 0.33% and 0.23% for the years ended December 31, 2022 and 2021.

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

	Year Ended
	December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable	$9,266	$4,340	$13,606
Investment securities	(332)	2,829	2,497
FHLB stock	210	102	312
Other (1)	(28)	320	292
Total interest-earning assets	$9,116	$7,591	$16,707

Interest-bearing liabilities:
Interest-bearing demand deposits	$4	$90	$94
Money market accounts	64	469	533
Savings accounts	9	28	37
Certificates of deposit	115	1,023	1,138
Advances	1,564	1,402	2,966
Subordinated debt	354	20	374
Total interest-bearing liabilities	$2,110	$3,032	$5,142

Net change in interest income	$7,006	$4,559	$11,565

(1) Includes interest-bearing deposits at other financial institutions.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts may reprice more quickly in response to changes in market interest rates because of their shorter maturities. Certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve-month constant maturity treasury, the London Interbank Offered Rate ("LIBOR"), or the Term Secured Overnight Financing Rate ("TSOFR") will also reprice higher when market interest rates increase. Increases in interest rates should beneficially affect our earnings when variable or adjustable interest-earning assets reprice at higher interest rates faster than it takes for deposit and borrowing costs to reprice higher. Decreases in interest rates may adversely affect earnings as variable and adjustable assets will reprice lower which will reduce interest income. Given the current low cost of funding there is little ability to reduce funding costs to offset the decrease in interest income. Additionally, lower rates may result in increased prepayments and refinancing associated with loans and investment securities, particularly consumer and one- to four-family residential loans and MBS securities with no prepayment restrictions, which are then reinvested into lower yielding assets, further reducing interest income.

We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments to manage interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 to 300 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The following table presents the change in the present value of First Fed’s equity at December 31, 2022, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2022
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 400	$339,363	$(55,878)	(14.1)%	19.2%
+ 300	353,363	(41,878)	(10.6)	19.5
+ 200	367,228	(28,013)	(7.1)	19.8
+ 100	380,088	(15,153)	(3.8)	20.0
0	395,241	—	—	20.3
-100	394,065	(1,176)	(0.3)	19.7
-200	382,328	(12,913)	(3.3)	18.7
-300	366,724	(28,517)	(7.2)	17.5

Using the same assumptions as above, the sensitivity of our projected net interest income over a one-year period for the year ended December 31, 2022, is as follows:

December 31, 2022
Basis Point Change	Projected Net Interest Income
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 400	$63,944	$(8,527)	(11.8)%
+ 300	66,168	(6,303)	(8.7)
+ 200	68,279	(4,192)	(5.8)
+ 100	70,206	(2,265)	(3.1)
0	72,471	—	—
-100	71,406	(1,065)	(1.5)
-200	68,949	(3,522)	(4.9)
-300	66,655	(5,816)	(8.0)

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

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of investment security principal and interest payments, deposit inflows, brokered deposits, loan repayments, maturities and sales of securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2022, cash and cash equivalents totaled $45.6 million, and securities classified as available-for-sale, which provide additional potential sources of liquidity, had a market value of $326.6 million. We have pledged loan collateral to support borrowings from the FHLB of $234.0 million. We have also pledged collateral to the Federal Reserve Bank of San Francisco to secure discount window advances; the Company has performed periodic borrowing tests, however, no funds were borrowed as of December 31, 2022. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments.

At December 31, 2022, we had $25,000 in loan commitments outstanding and an additional $226.6 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit.

Certificates of deposit due within one year of December 31, 2022 totaled $262.2 million, or 68.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for longer periods in this changing rate environment. Management believes that a significant portion of our certificates of deposit will be renewed or rolled into new certificates of deposit given the current rate environment. If these maturing deposits are not renewed or rolled into other deposit products, we will be required to seek other sources of funds, which may include borrowings and brokered deposits. We also can attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits to our competitors. Depending on market conditions, we may also be required to pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. We believe that business developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us enough long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Fed has a diversified deposit base with approximately 62% of deposit account balances held by consumers, 29% held by business and public fund depositors, and 9% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $29,000 at December 31, 2022. We estimate that 20-25% of our retail customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of depositors. Management believes that maintaining a diversified deposit base is an important factor in managing liquidity.

The Company is a separate legal entity from the Bank and relies on dividends from its subsidiary, First Fed, and cash received from the issuance of subordinated debt for liquidity to pay its operating expenses and other financial obligations. At December 31, 2022, the Company (on an unconsolidated basis) had liquid assets of $1.0 million.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2022, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2022:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
					(In thousands)
Commitments to originate loans:
Variable-rate loans	$25	$—	$—	$—	$25
Unfunded commitments under lines of credit	33,918	14,000	1,168	56,036	105,122
Unfunded commitments under existing construction loans	58,673	14,129	4,984	42,928	120,714
Standby letters of credit	558	—	—	200	758
Unfunded commitments under partnership agreements	4,268	—	—	—	4,268
Total	$97,442	$28,129	$6,152	$99,164	$230,887

Capital Resources

First Northwest Bancorp is a financial holding company (a type of bank holding company) subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Our subsidiary, First Fed, is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require us to maintain minimum amounts and ratios of capital.

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Fed must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 until fully implemented in the amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2022, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Fed is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2022, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2022.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$215,037	10.4%	$82,607	4.0%	$103,259	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	215,037	13.4	72,230	4.5	104,332	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	215,037	13.4	96,306	6.0	128,408	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	231,405	14.4	128,408	8.0	160,510	10.0

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Northwest Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the (consolidated) financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the (consolidated) financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company's consolidated allowance for loan losses balance was $16 million at December 31, 2022. The allowance for loan losses is maintained to provide for estimated inherent losses based upon the Company's analysis of the known and inherent risk factors underlying the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, analysis of individual loans for which full collectability may not be assured, and determination of the discounted cash flows or determination of the existence and realizable value of the collateral and guarantees securing the loans.

We identified management's estimation of qualitative factor adjustments, which are a component of the allowance for loan losses calculation, as a critical audit matter. Qualitative factor adjustments are added to the historical loss rates and applied to the loan balances with similar risk characteristics to calculate the allowance for loan losses. The qualitative factor adjustments are comprised of subjective risk factor adjustments used to quantify an estimate of losses that are not captured in the historical loss rates and are based on management's evaluation of available internal and external data and involves significant management judgment. In turn, auditing management's judgments regarding the determination of the qualitative factor adjustments applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

●

Obtained management's analysis and supporting documentation related to the qualitative factor adjustments and tested whether the qualitative factor adjustments used in the calculation of the allowance for loan losses were supported by the analysis provided by management, as well as tested source data used in management's analysis.

●

Performed an independent sensitivity analysis to evaluate the reasonableness of the qualitative factor adjustments used by management to account for inherent losses that are not captured in the allowance for loan losses based on historical loss rates alone.

●	Tested the qualitative factor adjustments were applied appropriately in the allowance for loan losses calculation.

/s/ Moss Adams LLP

Everett, Washington

March 17, 2023

We have served as the Company's auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$17,104	$13,868
Interest-bearing deposits in banks	28,492	112,148
Investment securities available for sale, at fair value	326,569	344,212
Loans held for sale	597	760
Loans receivable (net of allowance for loan losses of $16,116 and $15,124)	1,531,435	1,350,260
Federal Home Loan Bank (FHLB) stock, at cost	11,681	5,196
Accrued interest receivable	6,743	5,289
Premises and equipment, net	18,089	19,830
Servicing rights on sold loans, net	—	3,282
Servicing rights on sold loans, at fair value	3,887	—
Bank-owned life insurance, net	39,665	39,318
Equity and partnership investments	14,289	3,571
Goodwill and other intangible assets	1,089	1,183
Deferred tax asset, net	14,091	1,561
Prepaid expenses and other assets	28,339	20,603

Total assets	$2,042,070	$1,921,081

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits	$1,564,255	$1,580,580
Borrowings	285,358	119,280
Accrued interest payable	455	393
Accrued expenses and other liabilities	32,344	29,240
Advances from borrowers for taxes and insurance	1,376	1,108

Total liabilities	1,883,788	1,730,601

Commitments and Contingencies (Note 13)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,703,581 at December 31, 2022; issued and outstanding 9,972,698 at December 31, 2021	97	100
Additional paid-in capital	95,508	96,131
Retained earnings	114,424	103,014
Accumulated other comprehensive (loss) income, net of tax	(40,543)	288
Unearned employee stock ownership plan (ESOP) shares	(7,913)	(8,572)

Total parent's shareholders' equity	161,573	190,961
Noncontrolling interest in Quin Ventures, Inc.	(3,291)	(481)

Total shareholders' equity	158,282	190,480

Total liabilities and shareholders' equity	$2,042,070	$1,921,081

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans receivable	$68,635	$55,029
Interest on investment securities	10,866	8,369
Interest-bearing deposits and other	375	83
FHLB dividends	502	190

Total interest income	80,378	63,671
INTEREST EXPENSE
Deposits	5,198	3,396
Borrowings	5,317	1,977

Total interest expense	10,515	5,373

Net interest income	69,863	58,298
PROVISION FOR LOAN LOSSES	1,535	1,350

Net interest income after provision for loan losses	68,328	56,948
NONINTEREST INCOME
Loan and deposit service fees	4,729	3,860
Sold loan servicing fees	867	946
Net gain on sale of loans	824	5,278
Net gain on sale of investment securities	118	2,410
Increase in cash surrender value of bank-owned life insurance, net	916	965
Income from death benefit on bank-owned life insurance, net	1,489	—
Other income	1,384	2,179

Total noninterest income	10,327	15,638
NONINTEREST EXPENSE
Compensation and benefits	35,940	33,515
Data processing	7,539	6,244
Occupancy and equipment	5,398	4,312
Supplies, postage, and telephone	1,376	1,189
Regulatory assessments and state taxes	1,539	1,213
Advertising	3,288	2,040
Professional fees	2,645	1,997
FDIC insurance premium	888	752
Other	3,699	3,151

Total noninterest expense	62,312	54,413

INCOME BEFORE PROVISION FOR INCOME TAXES	16,343	18,173
PROVISION FOR INCOME TAXES	2,847	3,194

NET INCOME	13,496	14,979
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	2,149	439

NET INCOME ATTRIBUTABLE TO PARENT	$15,645	$15,418

Basic and diluted earnings per common share	$1.71	$1.63

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2022	2021

NET INCOME	$13,496	$14,979

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(51,204)	(1,771)
Income tax benefit (provision) related to unrealized holding (losses) gains	10,753	373
Unrecognized defined benefit ("DB") plan prior service cost	—	(2,210)
Income tax benefit related to DB plan prior service cost	—	464
Amortization of unrecognized DB plan prior service cost	(362)	(134)
Income tax benefit related to amortization of DB plan prior service cost	75	28
Reclassification adjustment for net (gains) losses on sales of securities realized in income	(118)	(2,410)
Income tax benefit related to reclassification adjustment on sales of securities	25	506

Other comprehensive (loss) income, net of tax	(40,831)	(5,154)

COMPREHENSIVE (LOSS) INCOME	(27,335)	9,825

Comprehensive (loss) income attributable to noncontrolling interest	(2,149)	(439)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARENT	$(25,186)	$10,264

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Gain (Loss)	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

BALANCE, December 31, 2020	10,247,185	$102	$97,412	$92,657	$(9,230)	$5,442	$—	$186,383

Net income				15,418			(439)	14,979
Common stock issued and initial investment in Quin Ventures	29,719	1	498	(44)			(42)	413
Common stock repurchased	(349,497)	(4)	(3,491)	(2,484)				(5,979)
Restricted stock award grants net of forfeitures	64,839	1	(1)					—
Restricted stock awards canceled	(19,548)	—	(352)	—				(352)
Other comprehensive loss, net of tax						(5,154)		(5,154)
Share-based compensation			1,794					1,794
ESOP shares committed to be released			271		658			929
Cash dividends declared and paid ($0.25 per share)				(2,533)				(2,533)

BALANCE, December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480

Net income				15,645			(2,149)	13,496
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(386,062)	(4)	(3,993)	(1,873)				(5,870)
Restricted stock award grants net of forfeitures	22,470	—	—					—
Restricted stock awards canceled	(21,302)	—	(392)	—				(392)
Other comprehensive loss, net of tax						(40,831)		(40,831)
Reclassification resulting from change in accounting method, net of tax (See Note 6)				425				425
Quin Ventures asset sale in-substance distribution	—	—	—	—			(661)	(661)
Share-based compensation			1,601					1,601
ESOP shares committed to be released			293		659			952
Cash dividends declared and paid ($0.28 per share)				(2,787)				(2,787)

BALANCE, December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before noncontrolling interest	$13,496	$14,979
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,960	1,432
Amortization of core deposit intangible	94	5
Amortization and accretion of premiums and discounts on investments, net	1,666	1,753
Amortization of deferred loan fees and purchased premiums, net	981	1,260
Amortization of debt issuance costs	78	57
Change in fair value of sold loan servicing rights	(13)	—
Additions to servicing rights on sold loans	(54)	(1,233)
Amortization of servicing rights on sold loans	—	108
Net (decrease) increase in the valuation allowance on servicing rights on sold loans	—	(37)
Provision for loan losses	1,535	1,350
Deferred federal income taxes, net	(1,529)	63
Allocation of ESOP shares	673	675
Share-based compensation expense	1,601	2,294
Gain on sale of loans, net	(824)	(5,278)
Gain on sale of securities available for sale, net	(118)	(2,410)
Increase in cash surrender value of life insurance, net	(916)	(965)
Income from death benefit on bank-owned life insurance, net	(1,489)	—
Origination of loans held for sale	(25,926)	(137,715)
Proceeds from loans held for sale	26,913	145,986
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,454)	1,677
Increase in prepaid expenses and other assets	(3,938)	(15,404)
Increase in accrued interest payable	62	340
Increase in accrued expenses and other liabilities	3,104	6,218

Net cash from operating activities	15,902	15,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	(78,409)	(152,930)
Proceeds from maturities, calls, and principal repayments of securities available for sale	30,497	59,663
Proceeds from sales of securities available for sale	12,685	109,829
(Purchase) redemption of FHLB stock	(6,485)	781
Net increase in loans receivable	(183,691)	(210,901)
Purchase of premises and equipment, net	(2,914)	(6,019)
Capital contributions to equity investments	(7,364)	(584)
Capital contributions to low-income housing tax credit partnerships	(137)	(248)
Capital contributions to historic tax credit partnerships	(1,829)	—
Net cash acquired from branch acquisition	—	63,545

Net cash from investing activities	(237,647)	(136,864)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2022	2021

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(16,325)	$182,196
Proceeds from long-term FHLB advances	—	40,000
Repayment of long-term FHLB advances	—	(10,000)
Net increase (decrease) in short-term advances	154,000	(59,977)
Proceeds from issuance of subordinated debt, net	—	39,223
Net increase (decrease) in line of credit	12,000	—
Net increase (decrease) in advances from borrowers for taxes and insurance	268	(8)
Restricted stock awards canceled	(392)	(352)
Repurchase of common stock	(5,439)	(5,979)
Payment of dividends	(2,787)	(2,533)

Net cash from financing activities	141,325	182,570

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,420)	60,861

CASH AND CASH EQUIVALENTS, beginning of period	126,016	65,155

CASH AND CASH EQUIVALENTS, end of period	$45,596	$126,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$10,453	$4,550
Income taxes	4,446	4,270
Prior unrecognized service cost of defined benefit plan transferred to single-employer plan	—	2,718

NONCASH INVESTING ACTIVITIES
Change in unrealized loss on securities available for sale	$(51,322)	$(4,181)
Cumulative adjustment to servicing right asset due to election of fair value option	538	—
Investment in low-income housing tax credit partnership and related funding commitment	—	4,949
Lease liabilities arising from obtaining right-of-use assets	—	4,402
Transfer of bank-owned life insurance proceeds to prepaid expenses and other assets due to death benefit accrued but not paid at year end	2,057	—
Equity investment in Quil Ventures received through Quin Ventures asset sale	225	—
Investment in partnership acquired through issuance of shares	1,869	—

BUSINESS COMBINATION (See Note 17)
Fair value of assets acquired	$—	$1,340
Fair value of liabilities assumed	—	65,947

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2022, First Northwest had allocated 386,285 shares from the total shares purchased to participants.

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin" or "Quin Ventures"). First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures sold substantially all of its assets in December 2022 to Quil Ventures, Inc., at which time POM returned the 29,719 shares previously issued and the joint venture agreement was terminated. As part of the sale transaction, the Company received a 5% ownership stake in Quil Ventures valued at $225,000 and recorded a $1.5 million commitment receivable. First Northwest continues to maintain a controlling interest in Quin Ventures.

On October 31, 2021, the Bank converted from a State Savings Bank Charter to a State Commercial Bank Charter and was simultaneously renamed First Fed Bank from First Federal Savings and Loan Association of Port Angeles.

On August 5, 2022, First Northwest's election to be treated as a financial holding company became effective, allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities.

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

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses primarily in Western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp and its wholly owned subsidiary, First Fed, and its controlling interest in Quin Ventures, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. While First Northwest and POM share equal ownership in Quin Ventures, it has been determined that First Northwest has a controlling interest for financial reporting purposes under Accounting Standards Codification 810. As a result, 100% of Quin Ventures balances, excluding intercompany activity, are reported in the consolidated financial statements presented. The Quin Ventures net loss allocable to POM is shown on the financial statements thorough a noncontrolling interest adjustment where applicable.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The deposit requirement was zero at both  December 31, 2022 and 2021. First Fed was in compliance with its reserve requirements at December 31, 2022 and 2021.

Investment securities - Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Fed had no trading securities at December 31, 2022 and 2021. Investment securities are categorized as held-to-maturity when First Fed has the positive intent and ability to hold those securities to maturity. First Fed had no held-to-maturity securities at December 31, 2022 and 2021.

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

Federal Home Loan Bank stock - First Fed’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Fed is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2022 and 2021, First Fed’s minimum investment requirement was approximately $11.6 million and $5.2 million, respectively. First Fed was in compliance with the FHLB minimum investment requirement at December 31, 2022 and 2021. First Fed  may request redemption at par value of any stock in excess of the amount First Fed is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Fed did not recognize an OTTI loss on its FHLB stock at December 31, 2022 and 2021.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020, and interagency guidance from the federal banking agencies when determining if a borrower's modification was subject to a TDR classification. Modifications not meeting the criteria under the CARES Act or interagency guidance to be excluded from TDR classification were evaluated under the existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program were not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continued to be recognized over the contractual life of the loans.

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

Loan servicing rights - Originated servicing rights are recorded when loans are originated and subsequently sold with the servicing rights retained. Servicing assets are initially capitalized at fair value with the income statement effect recorded in gains on sales of loans. Management uses a valuation model that calculates the present value of future cash flows to determine the fair value of servicing rights. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used. For the year ended December 31, 2021, the fair value of the servicing asset was amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Effective January 1, 2022, the Bank elected to measure servicing rights using the fair value method of accounting.

Management assesses the fair value of loan servicing rights based on recalculations of the present value of remaining future cash flows using updated market discount rates and prepayment speeds. Subsequent loan prepayments and changes in prepayment assumptions in excess of those forecasted can adversely impact the carrying value of the servicing rights. Impairment is assessed on a stratified basis with any impairment recognized through a valuation allowance for each impaired stratum. The servicing rights are stratified based on the predominant risk characteristics of the underlying loans: fixed-rate loans and adjustable-rate loans. The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic for loan servicing rights. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sold loan servicing income represents fees earned for servicing loans. Fees for servicing sold loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned unless collection is doubtful. The caption in the consolidated statement of income "Sold loan servicing fees" includes sold loan servicing income and changes in fair value for the year ending December 31, 2022. For years prior to 2022, it includes sold loan servicing income, amortization of loan servicing rights, the effects of sold loan servicing run-off, and impairment, if applicable.

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

Equity and partnership investments - Equity investments include amounts invested in non-publicly traded stock and simple agreements for future equity ("SAFE"). Partnership investments include limited partnerships in investment funds and other business ventures. Investments in non-publicly traded stock and SAFE are measured at cost, less impairment, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. The recorded balance of these equity investments was $1.7 million and $500,000 at  December 31, 2022 and 2021, respectively. Partnership investments that do not result in consolidation of the investee are accounted for under the equity method of accounting; the recorded balance of these partnership investments was $12.6 million and $3.1 million at  December 31, 2022 and 2021, respectively. Throughout the year we assess whether impairment indicators exist to trigger the performance of an impairment analysis. Changes in the fair value of partnership investments are recorded in other noninterest income.

Goodwill - Goodwill is recorded from a business combination as the difference in the purchase price and fair value of assets acquired and liabilities assumed. Goodwill has an indefinite useful life, and as such, is not amortized. The Company reviews goodwill for impairment annually, or more frequently if an indication of impairment exists between annual tests. Any impairment will be recorded as noninterest expense and corresponding reduction in intangible asset on the consolidated financial statements.

Core deposit intangible - A core deposit intangible ("CDI") asset is recognized from the assumption of core deposit liabilities in connection with the acquisition of deposits from another financial institution. The asset is valued by a third party and is amortized into noninterest expense over its estimated useful life. The CDI is evaluated for impairment annually with any additional decline recorded as noninterest expense on the Consolidated Income Statement.

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

Leases - Operating lease right-of-use ("ROU") assets represent the Company's right to use the underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company's incremental borrowing rate. The discount rate used in determining the present value is the Company's incremental borrowing rate using the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for subsequent leases. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options. We have lease agreements with lease and non-lease components, which are generally accounted for separately for real estate leases.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Low-Income Housing Tax Credit Investment - The Company has an equity investment in a Low-Income Housing Tax Credit Investment ("LIHTC") partnership which is an indirect federal subsidy that finances low-income housing projects. As a limited liability investor in this partnership, the Company receives a tax benefit in the form of a tax deduction from partnership operating losses and a federal income tax credit. The federal income tax credit is earned over a 10-year period as a result of the investment properties meeting certain criteria and is subject to recapture for noncompliance with such criteria over a 15-year period.

The Company accounts for the LIHTC under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Income as a component of income tax expense. The Company reports the carrying value of the equity investment in the unconsolidated LIHTC in "Prepaid expenses and other assets" on the Company’s Consolidated Balance Sheets.

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

Periodically, First Fed sells mortgage loans with "life of the loan" recourse provisions, requiring First Fed to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2022 and 2021, was approximately $1.9 million and $2.0 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2022 or 2021. There is an associated allowance of $9,000 and $11,000 at December 31, 2022 and 2021, respectively, included in "accrued expenses and other liabilities" on the consolidated balance sheets related to these loans.

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

Recently adopted accounting pronouncements

In November 2019, the FASB issued Accounting Standards Update ("ASU") 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. ASU 2019-10 defers the effective date of the current expected credit loss model (CECL) guidance issued in ASUs 2016-13, 2019-04, and 2019-05. The effective date for smaller reporting companies was changed from the interim and annual periods beginning after December 15, 2020 to the interim and annual periods beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning after  December 15, 2018. The Company adopted this ASU and implemented CECL effective January 1, 2023.

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

The Company evaluated the provisions of ASU No. 2016-13, ASU No. 2019-04 and ASU No. 2019-05, to determine the potential impact on the Company’s consolidated financial statements. We estimate the implementation of these ASUs will increase the combined balances for the allowance for credit losses and unfunded commitment liability 15%-30% with a related decrease to equity on the Company's consolidated balance sheet. The Company's internal project management team reviewed models, worked with our third-party vendor, and implemented changes to processes and procedures to ensure the Company was fully compliant with the amendments at the adoption date. Early adoption was permitted for interim and annual periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2023.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other ASUs not yet adopted

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 31, 2022, FASB issued ASU 2022-06 which deferred the sunset date for Topic 848 to December 31, 2024. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company continues to evaluate ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no material expected impact on the Company's financial statements.

In  March 2022, FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This update will allow non-prepayable financial assets to be included in a closed portfolio hedge using the portfolio method, rather than only prepayable assets. It also allows entities to hedge multiple layers rather than just a single layer of closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. This ASU, which is effective for fiscal years beginning after  December 15, 2022, is not expected to have a material impact on the Company's financial statements.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2022, are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,990	$—	$(21,940)	$98,050
U.S. Treasury notes	2,469	—	(105)	2,364
International agency issued bonds (Agency bonds)	1,955	—	(253)	1,702
Corporate issued debt securities (Corporate debt)	60,700	—	(5,201)	55,499
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	88,930	1	(13,283)	75,648
Non-agency issued mortgage-backed securities (MBS non-agency)	101,139	—	(7,833)	93,306

Total securities available for sale	$375,183	$1	$(48,615)	$326,569

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2021, are summarized as follows:

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$110,497	$3,207	$(340)	$113,364
Agency bonds	1,947	—	(27)	1,920
ABS corporate	14,556	—	(67)	14,489
Corporate debt	58,906	1,450	(567)	59,789
SBA	14,404	276	—	14,680
Mortgage-Backed Securities
MBS agency	80,877	248	(1,163)	79,962
MBS non-agency	60,317	71	(380)	60,008

Total securities available for sale	$341,504	$5,252	$(2,544)	$344,212

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2022:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(15,749)	$79,129	$(6,191)	$18,621	$(21,940)	$97,750
U.S. Treasury notes	(105)	2,364	—	—	(105)	2,364
Agency bonds	—	—	(253)	1,702	(253)	1,702
Corporate debt	(2,570)	30,555	(2,631)	24,944	(5,201)	55,499
Mortgage-Backed Securities
MBS agency	(5,079)	40,099	(8,204)	33,064	(13,283)	73,163
MBS non-agency	(3,956)	51,994	(3,877)	41,311	(7,833)	93,305
Total	$(27,459)	$204,141	$(21,156)	$119,642	$(48,615)	$323,783

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

The Company may hold certain investment securities in an unrealized loss position that are not considered OTTI. At December 31, 2022, there were 182 investment securities with $48.6 million of unrealized losses and a fair value of approximately $323.8 million. At December 31, 2021, there were 76 investment securities with $2.5 million of unrealized losses and a fair value of approximately $156.4 million.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the unrealized losses on investment securities relate principally to the general change in interest rates and poor market liquidity, and not to changes in credit quality, that has occurred since the initial purchase. These unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity.

There were no OTTI losses during the years ended December 31, 2022 and 2021.

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

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$13,762	$13,490	$7,827	$7,832
Due after one through five years	28,890	27,808	24,347	24,371
Due after five through ten years	13,436	12,165	8,466	8,391
Due after ten years	133,981	115,491	100,554	99,376

Total mortgage-backed securities	190,069	168,954	141,194	139,970

All other investment securities:
Due within one year	—	—	—	—
Due after one through five years	20,700	18,957	6,391	6,289
Due after five through ten years	64,211	57,523	79,679	80,807
Due after ten years	100,203	81,135	114,240	117,146

Total all other investment securities	185,114	157,615	200,310	204,242

Total investment securities	$375,183	$326,569	$341,504	$344,212

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Proceeds	$12,685	$109,829
Gross gains	128	2,827
Gross losses	(10)	(417)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable consist of the following at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Real Estate:
One- to four-family	$343,825	$294,965
Multi-family	253,551	172,409
Commercial real estate	390,246	363,299
Construction and land	194,646	224,709
Total real estate loans	1,182,268	1,055,382

Consumer:
Home equity	52,322	39,172
Auto and other consumer	222,794	182,769
Total consumer loans	275,116	221,941

Commercial business loans	76,996	79,838

Total loans	1,534,380	1,357,161

Less:
Net deferred loan fees	2,786	4,772
Premium on purchased loans, net	(15,957)	(12,995)
Allowance for loan losses	16,116	15,124

Total loans receivable, net	$1,531,435	$1,350,260

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Adjustable-rate loans
Due within one year	$329,516	$302,187
After one but within five years	277,353	258,094
After five but within ten years	51,251	54,351
After ten years	866	19,098
	658,986	633,730
Fixed-rate loans
Due within one year	$3,474	$31,970
After one but within five years	190,153	148,233
After five but within ten years	219,437	194,245
After ten years	462,330	348,983
	875,394	723,431
Total loans	$1,534,380	$1,357,161

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Fed pays on the short-term deposits that have been primarily used to fund such loans.

The following tables summarize changes in the ALLL and the loan portfolio by segment and impairment method at or for the periods shown:

	At or For the Year Ended December 31, 2022
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
Provision for (recapture of) loan losses	45	652	221	(330)	112	634	174	27	1,535
Charge-offs	—	—	—	—	—	(1,025)	—	—	(1,025)
Recoveries	114	—	—	2	30	194	142	—	482
Ending balance	$3,343	$2,468	$4,217	$2,344	$549	$2,024	$786	$385	$16,116

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2022
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,343	$2,468	$4,217	$2,344	$549	$2,024	$786	$385	$16,116
General reserve	3,321	2,468	4,217	2,343	545	2,019	786	385	16,084
Specific reserve	22	—	—	1	4	5	—	—	32

Total loans	$343,825	$253,551	$390,246	$194,646	$52,322	$222,794	$76,996	$—	$1,534,380
General reserves (1)	341,171	253,551	390,196	194,630	52,100	222,702	76,996	—	1,531,346
Specific reserves (2)	2,654	—	50	16	222	92	—	—	3,034

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2021
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,469	$1,764	$3,420	$1,461	$368	$2,642	$429	$294	$13,847
(Recapture of) provision for loan losses	(291)	52	576	1,203	(25)	(270)	41	64	1,350
Charge-offs	—	—	—	—	(12)	(865)	—	—	(877)
Recoveries	6	—	—	8	76	714	—	—	804
Ending balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124

	At December 31, 2021
	One- to four-family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
General reserve	3,159	1,816	3,996	2,672	402	2,138	470	358	15,011
Specific reserve	25	—	—	—	5	83	—	—	113

Total loans	$294,965	$172,409	$363,299	$224,709	$39,172	$182,769	$79,838	$—	$1,357,161
General reserves (1)	292,708	172,409	363,228	224,687	38,839	182,257	79,838	—	1,353,966
Specific reserves (2)	2,257	—	71	22	333	512	—	—	3,195

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2022			December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$666	$705	$—	$371	$99
Commercial real estate	50	149	—	60	—
Construction and land	—	14	—	437	1
Home equity	—	—	—	2	—
Auto and other consumer	—	2	—	184	2
Total	716	870	—	1,054	102

With an allowance recorded:
One- to four-family	1,988	2,129	22	2,150	136
Commercial real estate	—	—	—	5	—
Construction and land	16	19	1	20	2
Home equity	222	224	4	259	11
Auto and other consumer	92	95	5	91	3
Total	2,318	2,467	32	2,525	152

Total impaired loans:
One- to four-family	2,654	2,834	22	2,521	235
Commercial real estate	50	149	—	65	—
Construction and land	16	33	1	457	3
Home equity	222	224	4	261	11
Auto and other consumer	92	97	5	275	5
Total	$3,034	$3,337	$32	$3,579	$254

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of loans individually evaluated for impairment by portfolio segment including the average recorded investment in and interest income recognized on impaired loans at or for the periods shown:

				Year Ended
	December 31, 2021			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One- to four-family	$212	$247	$—	$219	$12
Multi-family	—	—	—	94	—
Commercial real estate	71	177	—	1,016	—
Construction and land	—	24	—	—	—
Home equity	26	59	—	32	1
Auto and other consumer	—	77	—	29	7
Total	309	584	—	1,390	20

With an allowance recorded:
One- to four-family	2,045	2,245	25	2,281	138
Commercial real estate	—	—	—	121	—
Construction and land	22	22	—	24	1
Home equity	307	329	5	155	9
Auto and other consumer	512	512	83	653	13
Total	2,886	3,108	113	3,234	161

Total impaired loans:
One- to four-family	2,257	2,492	25	2,500	150
Multi-family	—	—	—	94	—
Commercial real estate	71	177	—	1,137	—
Construction and land	22	46	—	24	1
Home equity	333	388	5	187	10
Auto and other consumer	512	589	83	682	20
Total	$3,195	$3,692	$113	$4,624	$181

Interest income recognized on a cash basis on impaired loans for the years ended December 31, 2022 and 2021, was $141,000 and $162,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by class of loan at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
One- to four-family	$957	$494
Commercial real estate	51	71
Construction and land	16	22
Home equity	194	282
Auto and other consumer	572	512

Total nonaccrual loans	$1,790	$1,381

Past due loans - There were no loans past due 90 days or more and still accruing interest at December 31, 2022 and 2021.

The following table presents the recorded investment of past due loans, by class, as of December 31, 2022:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$1,461	$155	$652	$2,268	$341,557	$343,825
Multi-family	—	—	—	—	253,551	253,551
Commercial real estate	—	—	—	—	390,246	390,246
Construction and land	—	19	—	19	194,627	194,646
Total real estate loans	1,461	174	652	2,287	1,179,981	1,182,268

Consumer:
Home equity	151	—	11	162	52,160	52,322
Auto and other consumer	1,390	697	554	2,641	220,153	222,794
Total consumer loans	1,541	697	565	2,803	272,313	275,116

Commercial business loans	—	—	—	—	76,996	76,996

Total loans	$3,002	$871	$1,217	$5,090	$1,529,290	$1,534,380

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of past due loans, by class, as of December 31, 2021:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One- to four-family	$786	$—	$—	$786	$294,179	$294,965
Multi-family	—	—	—	—	172,409	172,409
Commercial real estate	—	—	—	—	363,299	363,299
Construction and land	293	—	—	293	224,416	224,709
Total real estate loans	1,079	—	—	1,079	1,054,303	1,055,382

Consumer:
Home equity	83	—	—	83	39,089	39,172
Auto and other consumer	469	368	99	936	181,833	182,769
Total consumer loans	552	368	99	1,019	220,922	221,941

Commercial business loans	7	—	—	7	79,831	79,838

Total loans	$1,638	$368	$99	$2,105	$1,355,056	$1,357,161

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the internally assigned grade as of December 31, 2022, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$340,046	$2,255	$27	$1,497	$343,825
Multi-family	237,873	15,678	—	—	253,551
Commercial real estate	351,258	25,659	12,195	1,134	390,246
Construction and land	180,123	521	—	14,002	194,646
Total real estate loans	1,109,300	44,113	12,222	16,633	1,182,268

Consumer:
Home equity	51,744	370	14	194	52,322
Auto and other consumer	222,413	215	75	91	222,794
Total consumer loans	274,157	585	89	285	275,116

Commercial business loans	66,140	2,378	8,478	—	76,996

Total loans	$1,449,597	$47,076	$20,789	$16,918	$1,534,380

The following table represents the internally assigned grade as of December 31, 2021, by class of loans:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One- to four-family	$291,421	$2,727	$53	$764	$294,965
Multi-family	153,704	18,705	—	—	172,409
Commercial real estate	326,444	22,850	3,057	10,948	363,299
Construction and land	215,262	295	9,130	22	224,709
Total real estate loans	986,831	44,577	12,240	11,734	1,055,382

Consumer:
Home equity	38,739	83	—	350	39,172
Auto and other consumer	181,356	835	65	513	182,769
Total consumer loans	220,095	918	65	863	221,941

Commercial business loans	79,616	222	—	—	79,838

Total loans	$1,286,542	$45,717	$12,305	$12,597	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity as of December 31, 2022, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$957	$342,868	$343,825
Multi-family	—	253,551	253,551
Commercial real estate	51	390,195	390,246
Construction and land	16	194,630	194,646

Consumer:
Home equity	194	52,128	52,322
Auto and other consumer	572	222,222	222,794

Commercial business loans	—	76,996	76,996

Total loans	$1,790	$1,532,590	$1,534,380

The following table represents the credit risk profile based on payment activity as of December 31, 2021, by class of loans:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One- to four-family	$494	$294,471	$294,965
Multi-family	—	172,409	172,409
Commercial real estate	71	363,228	363,299
Construction and land	22	224,687	224,709

Consumer:
Home equity	282	38,890	39,172
Auto and other consumer	512	182,257	182,769

Commercial business loans	—	79,838	79,838

Total loans	$1,381	$1,355,780	$1,357,161

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to TDR loans included in impaired loans at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Total TDR loans	$1,753	$1,843
Allowance for loan losses related to TDR loans	18	21
Total nonaccrual TDR loans	29	29

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the years ended December 31, 2022 and 2021.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the year ended  December 31, 2022.

The following is a summary of TDR loans that incurred a payment default within 12 months of the restructure date during the year ended December 31, 2021.

	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications
		(Dollars in thousands)
TDR loans that subsequently defaulted
One- to four-family	1	$29	$—	$—	$29

No additional funds are committed to be advanced in connection with TDR loans at December 31, 2022.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents TDR loans by class at the dates indicated by accrual and nonaccrual status.

	December 31, 2022			December 31, 2021
	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
	(In thousands)
One- to four-family	$1,697	$29	$1,726	$1,763	$29	$1,792
Home equity	27	—	27	51	—	51

Total TDR loans	$1,724	$29	$1,753	$1,814	$29	$1,843

Note 4 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2022	December 31, 2021
	(In thousands)
Land	$2,907	$2,907
Buildings	6,697	6,697
Building improvements	16,747	14,492
Furniture, fixtures, and equipment	7,082	7,512
Software	598	599
Automobiles	66	66
Construction in progress	663	3,361
	34,760	35,634
Less accumulated depreciation and amortization	(16,671)	(15,804)
	$18,089	$19,830

Depreciation expense was $2.0 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Note 5 - Leases

The Bank has lease agreements with unaffiliated parties for eight locations, including five full-service branches, two business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At December 31, 2022, the Company's ROU assets included in other assets and lease liabilities included in other liabilities were $6.7 million and $6.9 million, respectively.

Total costs incurred by the Company, as a lessee, were $1.2 million and $868,000 for the years ended December 31, 2022 and 2021, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts relevant to the Company's assets leased for use in its operations for the years ended:
	December 31, 2022	December 31, 2021
	(In Thousands)
Operating cash flows from operating leases	$1,194	$868
Right of use assets obtained in exchange for new operating lease liabilities	—	4,364

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at:

	December 31, 2022	December 31, 2021

Weighted-average remaining lease term of operating leases (in years)	10.0	10.8
Weighted-average discount rate of operating leases	2.4%	2.4%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31, 2022
Twelve-month period ending:	(In Thousands)
2023	$819
2024	852
2025	890
2026	885
2027	892
Thereafter	3,934
Total minimum payments required	$8,272
Less imputed interest	1,359
Present value of lease liabilities	$6,913

Note 6 - Servicing Rights on Sold Loans

Mortgage loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. Selected commercial loan balances have also been sold in whole or in part to various participants, including the Main Street Lending Program, with servicing retained by First Fed and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $418.7 million and $454.4 million at December 31, 2022 and 2021, respectively.

Loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$3,282	$2,120
One-time adjustment for fair value reporting election	538	—
Additions	54	1,234
Change in fair value	13	—
Amortization	—	(109)
Valuation allowance net (impairment) recovery	—	37
Balance at end of period	$3,887	$3,282

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate change in valuation allowance for loan servicing rights for the period shown is as follows:

For the Year Ended December 31,
2021
(In thousands)
Balance at beginning of period	$(37)
Impairments	—
Recoveries	37
Balance at end of period	$—

The key economic assumptions used in determining the fair value of loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2022	2021

Constant prepayment rate	8.3%	9.3%
Weighted-average life (years)	6.0	5.4
Yield to maturity discount	13.3%	10.3%

The fair values of loan servicing rights were approximately $3.9 million and $3.8 million at December 31, 2022 and 2021, respectively. See Note 14 Fair Value Measurement for additional information.

The following represents servicing and late fees earned in connection with loan servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Servicing fees	$972	$1,013
Late fees	12	9

The following table represents the hypothetical effect on the fair value of the Company's loan servicing rights using an unfavorable shock analysis of certain key valuation assumptions as of December 31, 2022 and 2021. This analysis is presented for hypothetical purposes only. As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Servicing right fair value	$3,887	$3,820

Constant prepayment rate assumption (weighted-average)	8.3%	9.3%
Impact on fair value with a 10% adverse change in prepayment speed	$(264)	$(160)
Impact on fair value with a 20% adverse change in prepayment speed	$(416)	$(278)

Yield to maturity discount assumption (weighted-average)	13.3%	10.3%
Impact on fair value with a 10% adverse change in discount rate	$(194)	$(163)
Impact on fair value with a 20% adverse change in discount rate	$(287)	$(277)

Note 7 - Deposits

The aggregate amount of time deposits that meet or exceed the FDIC insured limit, currently $250,000, at December 31, 2022 and 2021, was $96.6 million and $75.1 million, respectively. Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Noninterest-bearing demand deposits	$315,083	—%	$343,932	—%
Interest-bearing demand deposits	193,558	0.01%	196,970	0.01%
Money market accounts	473,009	0.58%	597,815	0.21%
Savings accounts	200,920	0.26%	194,620	0.05%
Certificates of deposit	381,685	2.19%	247,243	0.62%
	$1,564,255	0.74%	$1,580,580	0.19%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of certificates at the dates indicated are as follows:

December 31, 2022
(In thousands)
Within one year or less	$262,189
After one year through two years	69,967
After two years through three years	37,032
After three years through four years	7,409
After four years through five years	5,088
$381,685

Brokered certificates of deposits of $133.9 million and $65.7 million are included in the December 31, 2022 and 2021 certificate of deposits totals above, respectively.

Deposits at December 31, 2022 and 2021, include $93.3 million and $134.1 million, respectively, in public fund deposits. Investment securities with a carrying value of $57.0 million and $67.9 million were pledged as collateral for these deposits at December 31, 2022 and 2021, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Demand deposits	$137	$43
Money market accounts	1,698	1,165
Savings accounts	165	128
Certificates of deposit	3,198	2,060
	$5,198	$3,396

Note 8 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 40% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed has entered into borrowing arrangements with the FHLB to borrow funds under long-term, fixed-rate advance agreements; overnight borrowings through FHLB which renew daily until paid; and, as an alternative source of funds, fixed-rate advances maturing in less than one year. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $753.6 million and $699.5 million at  December 31, 2022 and 2021, respectively.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. No funds have been borrowed to date. Investment securities with a carrying value of $8.9 million were pledged to the FRB at  December 31, 2022.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company intends to use the net proceeds of the offering for general corporate purposes.

On May 20, 2022, First Northwest entered into a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 19, 2023, with the option for two 364-day extensions.

FHLB advances, line of credit, and subordinated debt outstanding by type of advance were as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Long-term advances	$80,000	$80,000
Short-term fixed-rate advances	10,000	—
Overnight variable-rate advances	144,000	—
Line of Credit	12,000	—
Subordinated debt, net	39,358	39,280

The maximum and average outstanding balances and average interest rates on FHLB overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum outstanding at any month-end	$206,000	$40,000
Monthly average outstanding	90,983	5,207
Weighted-average daily interest rates
Annual	2.83%	0.30%
Period End	4.30%	0.31%
Interest expense during the period	1,845	6

The maximum and average outstanding balances and average interest rates on FHLB short-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum outstanding at any month-end	$42,500	$—
Monthly average outstanding	15,208	—
Weighted-average daily interest rates
Annual	1.82%	—%
Period End	2.12%	—%
Interest expense during the period	246	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum outstanding at any month-end	$80,000	$80,000
Monthly average outstanding	80,000	52,500
Weighted-average interest rates
Annual	1.52%	1.46%
Period End	1.52%	1.52%
Interest expense during the period	1,260	768

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2022		December 31, 2021
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$15,000	1.54%	$—	—%
After one year through two years	15,000	1.47	15,000	1.54
After two years through three years	25,000	1.42	15,000	1.47
After three years through four years	15,000	1.55	25,000	1.42
After four years through five years	10,000	1.76	15,000	1.55
After five years	—	—	10,000	1.76
	$80,000	1.52%	$80,000	1.52%

The maximum and average outstanding balances and average interest rates on the line of credit were as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum outstanding at any month-end	$12,000	$—
Monthly average outstanding	5,770	—
Weighted-average interest rates
Annual	6.76%	—%
Period End	8.00%	—%
Interest expense during the period	389	—

The maximum and average outstanding balances and average interest rates on subordinated debt were as follows:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Maximum outstanding at any month-end	$39,358	$39,310
Monthly average outstanding	39,312	30,370
Weighted-average interest rates
Annual	4.01%	3.96%
Period End	4.01%	3.06%
Interest expense during the period	1,577	1,203

Note 9 - Federal Taxes on Income

The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Current	$4,376	$3,131
Deferred	(1,529)	63
	$2,847	$3,194

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2022, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Income taxes computed at statutory rates	$3,432	$3,909
Tax-exempt income	(183)	(218)
Bank-owned life insurance income	(505)	(203)
Other, net	103	(294)
	$2,847	$3,194

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

As of December 31, 2022, the Company, through its investment in Quin Ventures, has a net operating loss carryforward of $5.2 million that originated post December 31, 2017, that is not subject to expiration and is able to offset 80% of future taxable income. There were no federal tax loss carryforwards at December 31, 2021.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2022 and 2021. Interest and penalties are recognized in income tax expense. The Company recognized a small amount of interest and no penalties during the year ended  December 31, 2022, and no interest or penalties during the year ended  December 31, 2021. The Company files income tax returns in the U.S. federal jurisdiction and is no longer subject to U.S. federal income tax examinations by tax authorities for years ending before December 31, 2019.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets
Allowance for loan losses	$3,528	$3,255
Unrealized loss on securities available for sale	10,432	—
Accrued compensation	368	461
Nonaccrual loans	—	1
ESOP timing differences	160	173
Restricted stock awards	319	312
Deferred lease liabilities	1,507	1,654
Net operating loss carryforward	1,111	—
Retention credit benefit	1,168	—
Total deferred tax assets	18,593	5,856

Deferred tax liabilities
Deferred loan fees	1,126	702
Unrealized gain on securities available for sale	—	569
FHLB stock dividends	374	417
Accumulated depreciation	864	609
Deferred investment gain	424	341
Defined benefit plan	42	59
Right of use assets	1,435	1,595
Other, net	237	3
Total deferred tax liabilities	4,502	4,295

Deferred tax asset, net	$14,091	$1,561

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

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The Company uses December 31 as the measurement date for this plan. The initial measurement period was March 23, 2021 – December 31, 2021.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets and projected benefit obligation as of the March 23, 2021, Bank DB Plan adoption date were $14.7 million and $14.2 million, respectively. A $2.7 million cash contribution was made to the Pentegra DB Plan in March 2021 prior to the transition. A prior service cost of $1.6 million and $1.7 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at December 31, 2022 and 2021, respectively. The prior service cost is expected to be amortized over 15 years.

The following table summarizes the changes in benefit obligations and plan assets for the periods shown:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Change in fair value of plan assets
Fair value at beginning of period	$15,821	$14,705
Actual return on plan assets	(3,680)	1,618
Benefits paid	(462)	(502)
Settlements and curtailments	(866)	—
Fair value at end of period	$10,813	$15,821

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$15,328	$14,197
Interest cost	374	304
Actuarial loss	(3,756)	1,329
Benefits paid	(462)	(502)
Settlements and curtailments	(866)	—
Projected benefit obligation at end of period	$10,618	$15,328

Funded status at period end	$195	$493

Amounts recognized on Consolidated Balance Sheet
Other assets	$195	$493
Accumulated other comprehensive income	(2,138)	(1,852)
Net amount recognized	$2,333	$2,345

Other changes recognized in other comprehensive income
Net (gain) loss	$535	$249
Amortization of prior service (cost) credit	(147)	(114)
Amount recognized due to settlement	(26)	—
Net periodic benefit cost	$362	$135

Weighted-average assumptions used to determine projected obligation
Discount rate	5.10%	2.65%
Rate of compensation increase	N/A	N/A

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to make a contribution to the Bank DB Plan in 2023. It is the policy of the Company to fund no less than the minimum funding amount required by ERISA. The following table sets forth the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income (loss) for the periods shown:

	For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Components of net periodic benefit income
Interest cost	$374	$304
Expected return on plan assets	(611)	(538)
Amortization of prior service cost	147	114
Settlements and curtailments	26	—
Net periodic benefit income	$(64)	$(120)

Weighted-average assumptions used to determine net cost
Discount rate	2.65%	2.95%
Expected return on plan assets	5.30%	5.75%
Rate of compensation increase	N/A	N/A

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

From initial funding in the first quarter of 2021 through December 31, 2022, the Bank DB Plan assets have been invested primarily in fixed income and large U.S. equity funds, with additional investments in international equity, real estate, and small/mid-range U.S. equity funds. The target allocations for 2023 by asset category are presented in the table below.

Asset Category
Fixed Income	80% - 100%
U.S. Equities	0% - 30%
Non-U.S. Equities	0% - 20%
Real Assets	0% - 10%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments projected to be made from the Bank DB Plan are as follows:

December 31, 2022
(Dollars in thousands)
Estimated future benefit payments
2023	$1,930
2024	970
2025	750
2026	630
2027	670
Years 2028 - 2032	3,500
Thereafter	2,168
Projected benefit obligation	$10,618

Fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Company are provided in Note 14 - Fair Value Measurements. Plan investment assets measured at fair value by level and in total are as follows:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$903	$—	$—	$903
International Equity	236	—	—	236
Fixed Income	9,674	—	—	9,674
	$10,813	$—	$—	$10,813

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$4,848	$—	$—	$4,848
Small/Mid U.S. Equity	781	—	—	781
International Equity	1,389	—	—	1,389
Fixed Income	7,769	—	—	7,769
Other	1,034	—	—	1,034
	$15,821	$—	$—	$15,821

Nonqualified Deferred Compensation Plan

First Fed also sponsors a nonqualified Deferred Compensation Plan for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Fed. All deferrals are remitted to Principal, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2022, was $1.1 million.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan

First Fed maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Fed provides matching funds of 50% limited to the first 6% of salary contributed. First Fed's contributions were $634,000 and $569,000 during the years ended December 31, 2022 and December 31, 2021, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2022, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP during the years ended December 31, 2022 and 2021.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated and unallocated ESOP shares will be recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2022 and 2021, was $673,000 and $675,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Allocated shares	386,285	333,396
Committed-to-be-released shares	26,442	26,442
Unallocated shares	635,302	688,191

Total ESOP shares issued	1,048,029	1,048,029

Fair value of unallocated shares	$9,758	$13,901

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

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2022, there were 307,967 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares. Following adoption of the 2020 EIP, no additional awards may be made under the 2015 EIP. At December 31, 2022, 50,920 restricted shares are outstanding under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the years ended December 31, 2022 and 2021, restricted awards of 59,443 and 102,033 shares were awarded, respectively, and no stock options were granted. Restricted shares vest ratably over periods of up to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted awards based on the fair value of the shares at the grant date amortized over the stated period.

For the years ended December 31, 2022 and 2021, total compensation expense for the 2015 and 2020 EIPs was $1.6 million and $1.8 million, respectively.

Included in the above compensation expense for the years ended December 31, 2022 and 2021, was directors' compensation of $239,000 and $368,000, respectively.

The following tables provide a summary of changes in non-vested restricted awards for the periods shown:

	For the Year Ended
	December 31, 2022
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	236,432	$16.19
Granted	59,443	20.87
Vested	(70,761)	16.09
Canceled (1)	(21,302)	16.09
Forfeited	(36,973)	16.79

Non-vested at December 31, 2022	166,839	$17.78

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, there was $2.1 million of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.71 years.

Note 11 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors. The Company is a financial holding company under the supervision of the Federal Reserve Bank of San Francisco. Financial holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest Bancorp and First Fed must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2022, the Bank's CETI capital exceeded the required capital conservation buffer.

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

At December 31, 2022, First Fed exceeded all regulatory capital requirements. As of December 31, 2022, the most recent regulatory notifications categorized First Fed as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Fed’s category.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Fed in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2022
Common equity tier 1 capital	$215,037	13.40%	$72,230	4.50%	$104,332	6.50%
Tier 1 risk-based capital	215,037	13.40	96,306	6.00	128,408	8.00
Total risk-based capital	231,405	14.42	128,408	8.00	160,510	10.00
Tier 1 leverage capital	215,037	10.41	82,607	4.00	103,259	5.00

As of December 31, 2021
Common equity tier 1 capital	$196,319	13.79%	$64,081	4.50%	$92,562	6.50%
Tier 1 risk-based capital	196,319	13.79	85,442	6.00	113,923	8.00
Total risk-based capital	211,828	14.88	113,923	8.00	142,403	10.00
Tier 1 leverage capital	196,319	10.56	74,362	4.00	92,953	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Beginning balance	$—	$143
Loan advances	64	1
Loan repayments	—	(11)
Reclassifications (1)	—	(133)
Ending balance	$64	$—

(1) Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $2.2 million and $3.2 million at December 31, 2022 and 2021, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Fed evaluates each customer’s creditworthiness on a case-by-case basis. First Fed did not incur any significant losses on its commitments for the years ended December 31, 2022, and 2021.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2022	December 31, 2021
	(In thousands)
Commitments to grant loans	$25	$2,720
Standby letters of credit	758	212
Unfunded commitments under lines of credit or existing loans	225,836	270,273

Low-Income Housing Tax Credit Investments - The carrying value of the unconsolidated LIHTC investment was $4.9 million at both December 31, 2022 and 2021. During the year ended December 31, 2022, the Company recognized a $77,000 tax benefit and $66,000 of proportional amortization. No tax benefit or proportional amortization was recognized during the year ended  December 31, 2021.

Total unfunded contingent commitments related to the Company’s LIHTC investment totaled $4.7 million at both  December 31, 2022 and 2021. The Company expects to fund LIHTC commitments of $1.2 million during the year ending  December 31, 2023 and $3.4 million during the year ending  December 31, 2024, with the remaining commitments of $87,000 funded by December 31, 2035. There were no impairment losses on the Company’s LIHTC investment during the years ended  December 31, 2022 and 2021.

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Fed’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Fed’s loan portfolio, thereby exposing First Fed to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Fed’s equity, excluding accumulated other comprehensive income. At December 31, 2022 and 2021, First Fed’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $1.24 billion and $1.12 billion, or 80.5% and 82.5%, of First Fed’s total loan portfolio at December 31, 2022 and 2021, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one- to four-family residential loans, are included in the total loans secured by real estate for purposes of this calculation.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022 and 2021, First Fed’s most significant investment portfolio exposure was from municipal bonds totaling $98.1 million and $113.4 million, or 29.0% and 32.4%, of the total investment portfolio. At  December 31, 2022 and 2021, First Fed's second most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises (GSEs). First Fed’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $87.3 million and $99.8 million, or 25.8% and 28.6%, of First Fed’s total investment portfolio (including FHLB stock) at December 31, 2022 and 2021, respectively.

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

Partnership investments: Management determines fair value using quoted prices of similar investments or discounted cash flows, which are considered Level 2, when available. In certain cases, where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. Such instruments are classified as Level 3.

Sold loan servicing rights, at fair value: The fair value of sold loan servicing rights is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs. Servicing rights are classified as Level 3 due to reliance on assumptions used in the valuation.

Loans receivable, net - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$4,913	$93,137	$—	$98,050
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,702	—	1,702
Corporate debt	5,326	50,173	—	55,499
MBS agency	—	75,648	—	75,648
MBS non-agency	—	63,707	29,599	93,306
Sold loan servicing rights	—	—	3,887	3,887
Partnership investments	—	—	12,563	12,563
	$12,603	$284,367	$46,049	$343,019

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Securities available for sale
Municipal bonds	$5,902	$107,462	$—	$113,364
Agency bonds	—	1,920	—	1,920
ABS corporate	—	14,489	—	14,489
SBA	—	14,680	—	14,680
Corporate debt	6,061	53,728	—	59,789
MBS agency	—	79,962	—	79,962
MBS non-agency	—	60,008	—	60,008
Partnership investments	—	3,071	—	3,071
	$11,963	$335,320	$—	$347,283

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

December 31, 2022	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (a)
Sold loan servicing rights	$3,887	Discounted cash flow	Constant prepayment rate	6.06% - 18.55% (8.33%)
			Discount rate	11.88% - 15.88% (13.27%)
MBS non-agency	$29,599	Consensus pricing	Offered quotes	94 - 100
			Comparability adjustments (%)	-4.4% - +1.5%
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	As of or For the Year Ended December 31, 2022
	Balance at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at December 31, 2022
	(In thousands)

Sold loan servicing rights	$3,820	$54	$13	$3,887
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Year Ended December 31, 2022
	Balance at January 1, 2022	Transfers Into Level 3 (1)	Purchases	Unrealized Gains	Balance at December 31, 2022
	(In thousands)
Securities available for sale
MBS non-agency	$—	$29,599	$—	$—	$29,599
Partnership investments	—	12,490	—	73	12,563
(1) Transferred from Level 2 to Level 3 because of a lack of observable market data, resulting from little to no market activity for the investments.

	As of or For the Year Ended December 31, 2021
	Balance at January 1, 2021	Transfers Out of Level 3 (1)	Purchases	Unrealized Gains	Balance at December 31, 2021
	(In thousands)
Securities available for sale
Corporate debt	$2,540	$(2,540)	$—	$—	$—
MBS non-agency	6,372	(6,372)	—	—	—
	$8,912	$(8,912)	$—	$—	$—
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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,034	$3,034

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,195	$3,195

At December 31, 2022 and 2021, there were no impaired loans with discounts to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2022
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,596	$45,596	$45,596	$—	$—
Investment securities available for sale	326,569	326,569	12,603	284,367	29,599
Loans held for sale	597	597	—	597	—
Loans receivable, net	1,531,435	1,461,470	—	—	1,461,470
FHLB stock	11,681	11,681	—	11,681	—
Accrued interest receivable	6,743	6,743	—	6,743	—
Servicing rights on sold loans, at fair value	3,887	3,887	—	—	3,887
Partnership investments	12,563	12,563	—	—	12,563

Financial liabilities
Demand deposits	$1,182,570	$1,182,570	$1,182,570	$—	$—
Time deposits	381,685	372,865	—	—	372,865
FHLB borrowings	234,000	229,103	—	—	229,103
Line of credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,358	38,841	—	—	38,841
Accrued interest payable	455	455	—	455	—

	December 31, 2021
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$126,016	$126,016	$126,016	$—	$—
Investment securities available for sale	344,212	344,212	11,963	332,249	—
Loans held for sale	760	760	—	760	—
Loans receivable, net	1,350,260	1,328,589	—	—	1,328,589
FHLB stock	5,196	5,196	—	5,196	—
Accrued interest receivable	5,289	5,289	—	5,289	—
Servicing rights on sold loans, net	3,282	3,820	—	—	3,820
Partnership investments	3,071	3,071	—	3,071	—

Financial liabilities
Demand deposits	$1,333,337	$1,333,337	$1,333,337	$—	$—
Time deposits	247,243	247,217	—	—	247,217
FHLB Borrowings	80,000	80,192	—	—	80,192
Subordinated debt, net	39,280	39,280	—	—	39,280
Accrued interest payable	393	393	—	393	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2022	2021
	(In thousands, except share data)
Net income attributable to parent:
Net income available to common shareholders	$15,645	$15,418
Earnings allocated to participating securities	(141)	(505)
Earnings allocated to common shareholders	$15,504	$14,913

Basic:
Weighted average common shares outstanding	9,956,823	10,151,946
Weighted average unvested restricted stock awards	(219,776)	(310,088)
Weighted average unallocated ESOP shares	(655,015)	(707,905)
Total basic weighted average common shares outstanding	9,082,032	9,133,953

Diluted:
Basic weighted average common shares outstanding	9,082,032	9,133,953
Dilutive restricted stock awards	61,583	94,787
Total diluted weighted average common shares outstanding	9,143,615	9,228,740

Basic earnings per common share	$1.71	$1.63

Diluted earnings per common share	$1.71	$1.63

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2022 and 2021, anti-dilutive shares as calculated under the treasury stock method totaled 3,460 and 115, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$1,028	$14,087
Investment in bank	176,297	198,660
Equity and partnership investments	10,371	2,588
ESOP loan receivable	8,972	9,576
Commercial business loans receivable, net	14,912	5,000
Accrued interest receivable	678	300
Prepaid expenses and other assets	1,214	525

Total assets	$213,472	$230,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$39,358	$39,280
Line of credit	12,000	—
Interest payable	375	375
Payable to subsidiary	96	96
Other liabilities	70	24

Total liabilities	51,899	39,775

Shareholders' equity	161,573	190,961

Total liabilities and shareholders' equity	$213,472	$230,736

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Income

(In thousands)

	For the Year Ended December 31,
	2022	2021
Operating income:
Interest and fees on loans receivable	$954	$420
Unrealized (loss) gain on equity and partnership investments	(513)	788
Dividends from Bank	3,000	1,000
Total operating income	3,441	2,208
Operating expenses:
Interest paid on subordinated debt, net	1,578	1,203
Interest paid on line of credit	388	—
Provision for loan losses	73	—
Other expenses	1,221	1,759
Total operating expenses	3,260	2,962
Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings of subsidiary	181	(754)
Provision (benefit) for income taxes	26	(368)
Income (loss) before equity in undistributed earnings of subsidiary	155	(386)
Equity in undistributed earnings of subsidiary	18,490	16,804

Net income	$18,645	$16,418

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statement of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,645	$16,418
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(18,490)	(16,804)
Amortization of deferred loan fees	15	—
Amortization of debt issuance costs	78	57
Provision for loan losses	73	—
Share-based compensation	—	500
Change in payable to subsidiary	—	24
Change in other assets	(51)	(421)
Change in other liabilities	46	295

Net cash from operating activities	316	69

Cash flows from investing activities:
Dividend paid to subsidiary	—	(20,000)
Loan originations, net of repayments	(10,000)	(5,000)
ESOP loan repayment	604	588
Investment in equity and partnership securities, net of distributions	(7,364)	(584)

Net cash from investing activities	(16,760)	(24,996)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt, net	—	39,223
Net increase in line of credit	12,000	—
Repurchase of common stock	(5,828)	(6,331)
Payment of dividends	(2,787)	(2,533)

Net cash from financing activities	3,385	30,359

Net (decrease) increase in cash	(13,059)	5,432

Cash and cash equivalents at beginning of period	14,087	8,655

Cash and cash equivalents at end of period	$1,028	$14,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$(824)	$(987)
Cash paid during the year for interest on borrowings	1,500	771

NONCASH INVESTING ACTIVITIES
Equity investment in Quil Ventures received through Quin Ventures asset sale	$225	$—
Investment in partnership acquired through issuance of shares	1,869	—

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

Note 18 - Change in Accumulated Other Comprehensive Income ("AOCI")

AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Total
	(In thousands)

BALANCE, December 31, 2020	$5,442	$—	$5,442
Other comprehensive loss before reclassification	(1,398)	(1,746)	(3,144)
Amounts reclassified from accumulated other comprehensive income	(1,904)	(106)	(2,010)
Net other comprehensive loss	(3,302)	(1,852)	(5,154)
BALANCE, December 31, 2021	$2,140	$(1,852)	$288

BALANCE, December 31, 2021	$2,140	$(1,852)	$288
Other comprehensive loss before reclassification	(40,451)	(287)	(40,738)
Amounts reclassified from accumulated other comprehensive income	(93)	—	(93)
Net other comprehensive loss	(40,544)	(287)	(40,831)
BALANCE, December 31, 2022	$(38,404)	$(2,139)	$(40,543)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2022 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2022, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of December 31, 2022, which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2022, (the "Proxy Statement"), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained under the section captioned "Item 1. Business - Information About Our Executive Officers," which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Sherilyn Anderson (Chairperson), Stephen Oliver, Dana Behar, Cindy Finnie, Lynn Terwoerds and Jennifer Zaccardo. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Zaccardo meets the definition of "audit committee financial expert," as defined by the SEC.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Northwest Bancorp 2020 Equity Incentive Plan (1)	—	N/A	307,967
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	307,967

(1) Shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the "2020 Plan") on May 5, 2020. As of December 31, 2022, 115,919 restricted shares were outstanding under the 2020 Plan and no stock options have been awarded. The restricted shares will vest in equal annual installments over periods of up to three years. All of the shares shown in column (c) may be granted under the 2020 Plan in the form of restricted shares, as well as other types of awards. No additional awards may be made under the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 Plan"), which was approved by shareholders on November 16, 2015. As of December 31, 2022, 50,920 restricted shares and no options remained outstanding under the 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the sections captioned "Corporate Governance and Board Matters – Transactions with Related Persons" and "Corporate Governance and Board Matters – Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Proposal 3 – Ratification of Appointment of Independent Auditor" in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended June 3, 2022		10-Q	3.1	8/12/2022
3.2	Bylaws of First Northwest Bancorp as amended effective June 3, 2022		10-Q	3.2	8/12/2022
4.1	Indenture, Including Forms of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031		8-K	4.1	3/25/2021
4.2	Description of Common Stock		10-Q	4.1	8/12/2022
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020		10-K	10.2	3/15/2021
10.3*	Employment Agreement with Matthew P. Deines dated December 7, 2021		8-K	10.1	12/9/2021
10.4*	Form of Executive Employment Agreement with Terry A. Anderson, Derek J. Brown, Geraldine L. Bullard, Kelly A. Liske, and Christopher J. Riffle		10-K	10.4	3/15/2019
10.5*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.6*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.7*	First Federal Fiscal 2022 Cash Incentive Plan		10-Q	10.1	5/13/2022
10.8*	Non-Employee Director Compensation Policy	X
10.9	Loan Agreement, dated as of May 20, 2022, by and Between First Northwest Bancorp and NexBank		8-K	10.1	5/27/2022
10.10	Security Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.2	5/27/2022
10.11	Revolving Credit Note dated May 20, 2022, of First Northwest Bancorp		8-K	10.3	5/27/2022
10.12*	Severance and Release Agreement with Kelly A. Liske, effective June 30, 2022		8-K	10.1	8/19/2022
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

March 17, 2023	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 17, 2023
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Geraldine L. Bullard	March 17, 2023
Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Stephen E. Oliver	March 17, 2023
Stephen E. Oliver
Chairman of the Board and Director

By:	/s/Sherilyn G. Anderson	March 17, 2023
Sherilyn G. Anderson
Director

By:	/s/Dana D. Behar	March 17, 2023
Dana D. Behar
Director

By:	/s/Craig A. Curtis	March 17, 2023
Craig A. Curtis
Director

By:	/s/Cindy H. Finnie	March 17, 2023
Cindy H. Finnie
Director

By:	/s/ Gabriel S. Galanda	March 17, 2023
Gabriel Galanda
Director

By:	/s/ Lynn Terwoerds	March 17, 2023
Lynn Terwoerds
Director

By:	/s/Norman J. Tonina, Jr.	March 17, 2023
Norman J. Tonina, Jr.
Director

By:	/s/Jennifer Zaccardo	March 17, 2023
Jennifer Zaccardo
Director