Form 10-Q
period 2023-03-31
First Northwest Bancorp
filed 2023-05-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2023, there were 9,667,671 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, the terms, "we," "our," and "us," and "Company" refer to First Northwest Bancorp ("First Northwest"), its consolidated subsidiary and its joint venture controlling interest, unless the context indicates otherwise. When we refer to "First Fed" or the "Bank" in this report, we are referring to First Fed Bank, the wholly owned subsidiary of First Northwest Bancorp. When we refer to "Quin" or "Quin Ventures" in this report, we are referring to Quin Ventures, Inc., a First Northwest joint venture. First Northwest, the Bank, and Quin Ventures are collectively referred to as the "Company."

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$17,844	$17,104
Interest-earning deposits in banks	122,773	28,492
Investment securities available for sale, at fair value	329,086	326,569
Loans held for sale	—	597
Loans receivable (net of allowance for credit losses on loans of $17,396 and $16,116)	1,562,068	1,531,435
Federal Home Loan Bank (FHLB) stock, at cost	15,602	11,681
Accrued interest receivable	7,205	6,743
Premises and equipment, net	18,252	18,089
Servicing rights on sold loans, at fair value	4,224	3,887
Bank-owned life insurance, net	39,878	39,665
Equity and partnership investments	14,392	14,289
Goodwill and other intangible assets, net	1,088	1,089
Deferred tax asset, net	14,211	14,091
Prepaid expenses and other assets	25,471	28,339
Total assets	$2,172,094	$2,042,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,594,208	$1,564,255
Borrowings	379,377	285,358
Accrued interest payable	508	455
Accrued expenses and other liabilities	35,255	32,344
Advances from borrowers for taxes and insurance	2,410	1,376
Total liabilities	2,011,758	1,883,788

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,674,055 shares at March 31, 2023, and 9,703,581 shares at December 31, 2022	97	97
Additional paid-in capital	95,333	95,508
Retained earnings	114,139	114,424
Accumulated other comprehensive loss, net of tax	(38,108)	(40,543)
Unearned employee stock ownership plan (ESOP) shares	(7,749)	(7,913)
Total parent's shareholders' equity	163,712	161,573
Noncontrolling interest in Quin Ventures, Inc.	(3,376)	(3,291)
Total shareholders' equity	160,336	158,282
Total liabilities and shareholders' equity	$2,172,094	$2,042,070

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans receivable	$19,504	$14,536
Interest on investment securities	3,182	2,275
Interest on deposits and other	404	38
FHLB dividends	192	52
Total interest income	23,282	16,901
INTEREST EXPENSE
Deposits	4,353	717
Borrowings	2,624	698
Total interest expense	6,977	1,415
Net interest income	16,305	15,486
Recapture of credit losses	(500)	—
Net interest income after recapture of credit losses	16,805	15,486
NONINTEREST INCOME
Loan and deposit service fees	1,141	1,173
Sold loan servicing fees and servicing right mark-to-market	493	432
Net gain on sale of loans	176	253
Net gain on sale of investment securities	—	126
Increase in cash surrender value of bank-owned life insurance	226	252
Other income	298	167
Total noninterest income	2,334	2,403
NONINTEREST EXPENSE
Compensation and benefits	7,837	8,803
Data processing	2,038	1,772
Occupancy and equipment	1,209	1,167
Supplies, postage, and telephone	355	313
Regulatory assessments and state taxes	389	361
Advertising	1,041	752
Professional fees	806	559
FDIC insurance premium	257	223
Other expense	939	881
Total noninterest expense	14,871	14,831
Income before provision for income taxes	4,268	3,058
Provision for income taxes	825	554
Net income	3,443	2,504
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	85	302
Net income attributable to parent	$3,528	$2,806

Basic and diluted earnings per common share	$0.39	$0.30

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net income	$3,443	$2,504

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale arising during the period	4,791	(19,454)
Income tax (provision) benefit related to unrealized holding gains (losses) on investments	(1,029)	4,084
Amortization of unrecognized DB plan prior service cost	38	37
Income tax provision related to amortization of DB plan prior service cost	(8)	(8)
Unrealized holding (losses) gains on derivatives	(1,728)	—
Income tax benefit (provision) related to unrealized holding (losses) gains on derivatives	371	—
Reclassification adjustment for net (gains) losses on sales of securities realized in income	—	(126)
Income tax benefit related to reclassification adjustment on sales of securities	—	26
Other comprehensive income (loss), net of tax	2,435	(15,441)
Comprehensive income (loss)	5,878	(12,937)
Comprehensive loss attributable to noncontrolling interest	(85)	(302)
Comprehensive income (loss) attributable to parent	$5,963	$(12,635)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480
Net income				2,806			(302)	2,504
Restricted stock award grants net of forfeitures	39,843	—	—					—
Restricted stock awards canceled	(8,919)	—	(195)					(195)
Other comprehensive loss, net of tax						(15,441)		(15,441)
Reclassification resulting from change in accounting method, net of tax				424				424
Share-based compensation expense			411					411
ESOP shares committed to be released			126		165			291
Cash dividends declared ($0.07 per share)				(698)				(698)
Balance at March 31, 2022	10,003,622	$100	$96,473	$105,546	$(8,407)	$(15,153)	$(783)	$177,776

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				3,528			(85)	3,443
Common stock repurchased	(44,441)	—	(444)	(183)				(627)
Restricted stock award grants net of forfeitures	25,249	—	—					—
Restricted stock awards canceled	(10,334)	—	(145)					(145)
Other comprehensive income, net of tax						2,435		2,435
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Share-based compensation expense			391					391
ESOP shares committed to be released			23		164			187
Cash dividends declared ($0.07 per share)				(679)				(679)
Balance at March 31, 2023	9,674,055	$97	$95,333	$114,139	$(7,749)	$(38,108)	$(3,376)	$160,336

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$3,443	$2,504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	396	372
Amortization of core deposit intangible	1	3
Amortization and accretion of premiums and discounts on investments, net	361	472
(Accretion) amortization of deferred loan fees and purchased premiums, net	(111)	279
Amortization of debt issuance costs	19	20
Change in fair value of sold loan servicing rights	(269)	(170)
Additions to servicing rights on sold loans, net	(68)	(169)
Recapture of provision for credit losses	(500)	—
Allocation of ESOP shares	187	217
Share-based compensation expense	391	411
Gain on sale of loans, net	(176)	(253)
Gain on sale of securities available for sale, net	—	(126)
Increase in cash surrender value of life insurance, net	(226)	(252)
Origination of loans held for sale	(4,812)	(10,878)
Proceeds from sale of loans held for sale	5,586	10,557
Change in assets and liabilities:
Increase in accrued interest receivable	(462)	(407)
Decrease (increase) in prepaid expenses and other assets	2,806	(400)
Increase (decrease) in accrued interest payable	53	(380)
Increase in accrued expenses and other liabilities	171	1,451
Net cash provided by operating activities	6,790	3,251

Cash flows from investing activities:
Purchase of securities available for sale	—	(74,655)
Proceeds from maturities, calls, and principal repayments of securities available for sale	1,913	10,718
Proceeds from sales of securities available for sale	—	10,452
Purchase of FHLB stock	(3,921)	(2,926)
Net increase in loans receivable	(32,746)	(20,608)
Purchase of premises and equipment, net	(559)	(1,590)
Capital contributions to equity and partnership investments	—	(272)
Capital contributions to historic tax credit partnerships	—	(1,829)
Net cash used by investing activities	(35,313)	(80,710)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Net increase (decrease) in deposits	$29,953	$(31,166)
Proceeds from long-term FHLB advances	15,000	—
Repayment of long-term FHLB advances	(10,000)	—
Net increase in short-term FHLB advances	90,000	65,000
Net (decrease) increase in line of credit	(1,000)	—
Net increase in advances from borrowers for taxes and insurance	1,034	1,030
Payment of dividends	(671)	(698)
Restricted stock awards canceled	(145)	(195)
Repurchase of common stock	(627)	—
Net cash provided by financing activities	123,544	33,971
Net increase (decrease) in cash and cash equivalents	95,021	(43,488)
Cash and cash equivalents at beginning of period	45,596	126,016
Cash and cash equivalents at end of period	$140,617	$82,528

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$6,924	$1,795

Supplemental disclosures of noncash investing activities:
Change in unrealized gain (loss) on securities available for sale	$4,791	$(19,580)
Change in unrealized (loss) gain on cash flow hedges	$(1,728)	$—
Cumulative adjustment to servicing right asset due to election of fair value option	$—	$538
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$(3,735)	$—

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

In connection with the Conversion, the Company issued an aggregate of 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the Conversion, resulting in the issuance of a total of 13,100,360 shares. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million was contributed to the Bank upon Conversion.

Pursuant to the Bank's Plan of Conversion (the "Plan") adopted by its Board of Directors, and as approved by its members, the Company established an employee stock ownership plan ("ESOP"). On December 18, 2015, the ESOP completed its open market purchases, with funds borrowed from the Company, of 8% of the common stock issued in the Conversion for a total of 1,048,029 shares.

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin Ventures"). First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures sold substantially all of its assets in December 2022 to Quil Ventures Inc., at which time POM returned the 29,719 shares previously issued and the Joint Venture Agreement was terminated. As part of the sale transaction, the Company received a 5% ownership stake in Quil Ventures Inc. valued at $225,000 and recorded a $1.5 million commitment receivable. First Northwest continues to hold a controlling interest in Quin Ventures.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for future periods.

In preparing the unaudited interim consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for credit losses ("ACL"), fair value of financial instruments and derivatives, and deferred tax assets and liabilities.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest; its wholly owned subsidiary, First Fed, and its controlling interest in Quin Ventures. All material intercompany accounts and transactions have been eliminated in consolidation. While First Northwest and POM share equal ownership in Quin Ventures, it has been determined that First Northwest has a controlling interest for financial reporting purposes under Accounting Standards Codification 810. The Quin Ventures net loss allocable to POM is shown on the financial statements where applicable through a noncontrolling interest adjustment.

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate.

Recently adopted accounting pronouncements

Credit Losses
On January 1, 2023, the Company adopted FASB ASU 2016- 13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the CECL adoption made changes to the accounting for investment securities available for sale.

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. This method resulted in recording a cumulative-effect adjustment as of the beginning of 2023 with no change to prior periods. The Company elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Company policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner.

Results for the reporting period beginning after January 1, 2023, are presented under ASU 2016-13, while prior period amounts were not restated and continue to be reported in accordance with previously applicable GAAP. The accounting policies for prior periods are included in the Company's Annual Report on Form 10-K for the year ended  December 31, 2022.

The accounting policies for all financial instruments impacted by the CECL adoption are as follows:

Investment Securities

A debt security is placed on nonaccrual status at the time any principal or payments become more than 90 days delinquent. Interest accrued, but not received for a security placed on nonaccrual, is reversed against interest income during the period that the debt security is placed on nonaccrual status.

Allowance for Credit Losses on Investment Securities

Management evaluates the need for an ACL on investment securities ("ACLI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACLI is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACLI is recognized in other comprehensive income (loss).

Changes in the ACLI are recorded as provision, or reversal of provision, for credit losses expense. Losses are charged against the allowance when management believes the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on investment securities available for sale is excluded from the estimate of credit losses as interest accrued, but not received, is reversed timely in accordance with the policy for investment securities above.

Loans Receivable

Loans receivable include loans originated and indirect loans purchased by the Bank as well as loans acquired in business combinations.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the outstanding principal balance, net of purchased premiums and discounts, unearned discounts, and net deferred loan origination fees and costs. Accrued interest receivable for loans receivable is reported in prepaid expenses and other assets on the Consolidated Balance Sheets.

Allowance for Credit Losses on Loans

The ACL on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Income.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable above.

The Company has identified segments of loans with similar risk characteristics for which it then applies one of two loss methodologies. Management has adopted a discounted cash flow ("DCF") methodology for most of its segments to calculate the ACLL. For certain segments with smaller portfolios or where data is prohibitive to running a DCF calculation, management has elected to use a Remaining Life methodology. The Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. The allowance for individually evaluated loans is calculated using the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or another method such as the cash flow method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. When the cash flow method is used, cash flows are discounted back by the effective interest rate and compared to the total recorded investment. If the present value of cash flows is less than the total recorded investment, a reserve is calculated.

For each loan segment collectively measured, the baseline loss rates are calculated using the Bank's own data and peer institution data from FFIEC Call Report filings. The Bank evaluates the historical period on a quarterly basis. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as the Small Business Administration ("SBA") or the United States Department of Agriculture ("USDA"), or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification agreement will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

The CECL methodology includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets two forecasted macroeconomic factors, which are national gross domestic product ("GDP") and unemployment figures. Each of the forecasted DCF segments is impacted by these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year.

The Bank uses the Federal Open Market Committee ("FOMC") forecast via an application programming interface with our CECL software. FOMC provides various forecast scenarios used to determine the loan portfolio’s expected credit loss. Based on known/knowable information at the measurement date, management has determined that the FOMC scenarios and the underlying assumptions most closely align with current and expected conditions. The Bank has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis as permitted in ASC 326-20-30-9. The Bank also considers other qualitative risk factors to adjust the estimated ACL calculated by the above-mentioned model. While there are many factors available to incorporate into the quantitative model, the Bank has selected to use the most critical factors. Additional metrics will be included only if internal or external factors outside those considered in its historical losses or macroeconomic forecast indicate otherwise. The Bank has established metrics to estimate the qualitative risk factor by segment based on the identified risk.

In general, management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The allowance for loan losses evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACLL. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACLL is appropriate given the above considerations.

Allowance for Credit Losses on Unfunded Commitments

The Bank estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Bank is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Bank has determined that no allowance is necessary for its home equity line of credit portfolio as it has the ability to unconditionally cancel the available lines of credit.

The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class.

The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (reversal of provision) for credit losses on the Consolidated Statements of Income.

Provision for Credit Losses

The provision for credit losses as presented in the Company's Consolidated Statements of Income includes the provision for credit losses on loans and the provision for credit losses on unfunded commitments.

Summary of CECL Impact:

Investment Securities - As of December 31, 2022, the Company had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to decreases in market interest rates on floating rate investment securities since the purchase of the securities and the fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at March 31, 2023, 23.5% of the investment securities were issued by or guaranteed by the United States government or its agencies, 31.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no allowance for credit losses on investment securities available for sale was recorded upon adoption. See Note 2 Investment Securities for more information.

Loan Receivable - ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACLL on the Consolidated Balance Sheet and replaced the related provision for loan losses with the provision for credit losses on loans as presented on the Consolidated Statements of Income, net of provision for credit losses on unfunded commitments.

The Bank recorded a pretax increase to the ACLL of $2.2 million to increase the reserve to the estimated credit losses at January 1, 2023 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. Upon adoption, the adjusted beginning balance of the ACLL as a percentage of loans receivable was 1.18% as compared to 1.04% at December 31, 2022 under the prior incurred loss methodology. At March 31, 2023, the ACLL as a percentage of loans receivable was 1.10%.

See Note 4 - Allowance for Credit Loss on Loans for more information.

Unfunded Commitments - ASU 2016-13 was applied prospectively and replaced the reserve for unfunded commitments with the ACL on unfunded commitments ("ACLU") as included in accrued liabilities and other expenses on the Consolidated Balance Sheet and replaced the provision for unfunded commitments with the provision for credit losses on unfunded commitments as presented on the Consolidated Statements of Income, net of provision for credit losses on loans. Upon adoption, the Bank recorded a pretax increase in the beginning ACLU of $1.5 million.

Overall CECL Impact - The adoption of ASU 2016-13, included an increase to the ACLL of $2.2 million and an increase to the ACLU of $1.5 million, which resulted in a pretax cumulative-effect adjustment of $3.7 million. The impact of this adjustment to beginning retained earnings on January 1, 2023 was $3.0 million, net of tax.

Derivative Instruments and Hedging Activities
On March 28, 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022- 01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017- 12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022- 01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017- 12, immediate adoption is allowed. ASU 2022- 01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023 on a prospective basis; therefore, there was no impact to the consolidated financial statements.

Accounting Policy for Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently issued accounting pronouncements not yet adopted

Other Pronouncements

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 31, 2022, FASB issued ASU 2022-06, which deferred the sunset date for Topic 848 to December 31, 2024. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no expected material impact on the Company's financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. ASU 2023-02 allows an entity the option to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits if certain conditions are met. Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, income tax expense. Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10: Investments - Equity Method and Joint Ventures - Overall. This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321: Investments - Equity Securities. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect that ASU 2023-02 will have on its consolidated financial statements and related disclosures.

Reclassifications - Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at March 31, 2023 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,761	$1	$(17,852)	$101,910
U.S. Treasury notes	2,472	—	(82)	2,390
International agency issued bonds (Agency bonds)	1,957	—	(212)	1,745
Corporate issued debt securities (Corporate debt)	60,648	—	(5,531)	55,117
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	87,398	—	(12,452)	74,946
Non-agency issued mortgage-backed securities (MBS non-agency)	100,673	—	(7,695)	92,978
Total securities available for sale	$372,909	$1	$(43,824)	$329,086

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2022, are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,990	$—	$(21,940)	$98,050
U.S. Treasury notes	2,469	—	(105)	2,364
Agency bonds	1,955	—	(253)	1,702
Corporate debt	60,700	—	(5,201)	55,499
Mortgage-backed securities:
MBS agency	88,930	1	(13,283)	75,648
MBS non-agency	101,139	—	(7,833)	93,306
Total securities available for sale	$375,183	$1	$(48,615)	$326,569

There were no securities classified as held-to-maturity at  March 31, 2023 and  December 31, 2022.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $2.0 million as of March 31, 2023 and  December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(581)	$5,092	$(17,271)	$96,517	$(17,852)	$101,609
U.S. Treasury notes	—	—	(82)	2,390	(82)	2,390
Agency bonds	—	—	(212)	1,745	(212)	1,745
Corporate debt	(1,562)	23,015	(3,969)	32,102	(5,531)	55,117
Mortgage-backed securities:
MBS agency	(369)	7,279	(12,083)	67,667	(12,452)	74,946
MBS non-agency	(963)	12,629	(6,732)	80,349	(7,695)	92,978
Total available for sale	$(3,475)	$48,015	$(40,349)	$280,770	$(43,824)	$328,785

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2022:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(15,749)	$79,129	$(6,191)	$18,621	$(21,940)	$97,750
U.S. Treasury notes	(105)	2,364	—	—	(105)	2,364
Agency bonds	—	—	(253)	1,702	(253)	1,702
Corporate debt	(2,570)	30,555	(2,631)	24,944	(5,201)	55,499
Mortgage-backed securities:
MBS agency	(5,079)	40,099	(8,204)	33,064	(13,283)	73,163
MBS non-agency	(3,956)	51,994	(3,877)	41,311	(7,833)	93,305
Total available for sale	$(27,459)	$204,141	$(21,156)	$119,642	$(48,615)	$323,783

There were 32 available-for-sale securities with unrealized losses of less than one year, and 151 available-for-sale securities with an unrealized loss of more than one year at March 31, 2023. There were 113 available-for-sale securities with unrealized losses of less than one year, and 69 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at March 31, 2023, or December 31, 2022.

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

	March 31, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$22,543	$22,169
Due after one through five years	20,065	19,321
Due after five through ten years	13,349	12,238
Due after ten years	132,114	114,196
Total mortgage-backed securities	188,071	167,924
All other investment securities:
Due within one year	—	—
Due after one through five years	20,705	19,173
Due after five through ten years	64,126	57,465
Due after ten years	100,007	84,524
Total all other investment securities	184,838	161,162
Total investment securities	$372,909	$329,086

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$13,762	$13,490
Due after one through five years	28,890	27,808
Due after five through ten years	13,436	12,165
Due after ten years	133,981	115,491
Total mortgage-backed securities	190,069	168,954
All other investment securities:
Due within one year	—	—
Due after one through five years	20,700	18,957
Due after five through ten years	64,211	57,523
Due after ten years	100,203	81,135
Total all other investment securities	185,114	157,615
Total investment securities	$375,183	$326,569

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Proceeds from sales	$—	$10,452
Gross realized gains	—	128
Gross realized losses	—	(2)

Note 3 - Loans Receivable

The Company has defined its loan portfolio into three segments that reflect the structure of the lending function, the Company's strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: Real Estate Loans, Consumer Loans and Commercial Business Loans. These segments are further disaggregated into classes based on similar attributes and risk characteristics.

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $13.8 million as of  March 31, 2023 and $13.2 million as of  December 31, 2022. Net loans does not include accrued interest receivable. Accrued interest receivable on loans was $4.9 million as of  March 31, 2023 and $4.7 million as of  December 31, 2022, and was reported in accrued interest receivable on the consolidated balance sheets.

The amortized cost of loans receivable, net of ACLL, consisted of the following at the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Real Estate:
One-to-four family	$354,522	$343,559
Multi-family	284,863	252,745
Commercial real estate	373,013	388,884
Construction and land	161,662	193,646
Total real estate loans	1,174,060	1,178,834
Consumer:
Home equity	54,116	52,877
Auto and other consumer	251,302	238,913
Total consumer loans	305,418	291,790
Commercial business loans	99,986	76,927
Total loans receivable	1,579,464	1,547,551
Less:
Allowance for credit losses on loans (1)	17,396	16,116
Total loans receivable, net	$1,562,068	$1,531,435

(1) Allowance for credit losses on loans in 2023 reported using the CECL method and in 2022 reported using the incurred loss method.

Nonaccrual Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	March 31, 2023			December 31, 2022
	Collateral Dependent Loans	Non-Collateral Dependent Loans	Total Nonaccrual Loans	Nonaccrual (1)
	(In thousands)
One-to-four family	$1,154	$332	$1,486	$954
Commercial real estate	46	—	46	53
Construction and land	—	14	14	15
Home equity	32	274	306	196
Auto and other consumer	—	781	781	575
Total nonaccrual loans	$1,232	$1,401	$2,633	$1,793
(1) Presentation of December 31, 2022, balances is in accordance with pre-CECL disclosure requirements.

Interest income recognized on a cash basis on nonaccrual loans for the three months ended March 31, 2023, was $9,000.

Prior to the implementation of CECL, the Bank categorized loans as performing or nonperforming based on payment activity. Loans that were more than 90 days past due and nonaccrual loans were considered nonperforming.

The following table represents the credit risk profile based on payment activity by class of loans as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$954	$342,605	$343,559
Multi-family	—	252,745	252,745
Commercial real estate	53	388,831	388,884
Construction and land	15	193,631	193,646
Consumer:
Home equity	196	52,681	52,877
Auto and other consumer	575	238,338	238,913
Commercial business	—	76,927	76,927
Total loans	$1,793	$1,545,758	$1,547,551

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at  March 31, 2023 or  December 31, 2022.

The following table presents the amortized cost of past due loans by segment and class as of March 31, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$403	$492	$620	$1,515	$353,007	$354,522
Multi-family	—	—	—	—	284,863	284,863
Commercial real estate	—	—	—	—	373,013	373,013
Construction and land	18	—	18	36	161,626	161,662
Total real estate loans	421	492	638	1,551	1,172,509	1,174,060
Consumer:
Home equity	63	—	92	155	53,961	54,116
Auto and other consumer	1,127	291	766	2,184	249,118	251,302
Total consumer loans	1,190	291	858	2,339	303,079	305,418
Commercial business loans	—	—	—	—	99,986	99,986
Total loans	$1,611	$783	$1,496	$3,890	$1,575,574	$1,579,464

The following table presents the amortized cost of past due loans by segment and class as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,449	$155	$652	$2,256	$341,303	$343,559
Multi-family	—	—	—	—	252,745	252,745
Commercial real estate	—	—	—	—	388,884	388,884
Construction and land	—	18	—	18	193,628	193,646
Total real estate loans	1,449	173	652	2,274	1,176,560	1,178,834
Consumer:
Home equity	153	—	11	164	52,713	52,877
Auto and other consumer	1,390	698	557	2,645	236,268	238,913
Total consumer loans	1,543	698	568	2,809	288,981	291,790
Commercial business loans	—	—	—	—	76,927	76,927
Total loans	$2,992	$871	$1,220	$5,083	$1,542,468	$1,547,551

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  March 31, 2023. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass	$1,093	$71,982	$112,627	$76,012	$14,469	$74,187	$—	$350,370
Watch	—	—	—	951	—	829	—	1,780
Special Mention	—	—	—	330	—	26	—	356
Substandard	—	—	—	304	492	1,220	—	2,016
Total one-to-four family	1,093	71,982	112,627	77,597	14,961	76,262	—	354,522
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Multi-family
Pass	9,145	103,424	82,664	59,124	2,313	6,468	—	263,138
Watch	—	—	15,337	—	6,388	—	—	21,725
Total multi-family	9,145	103,424	98,001	59,124	8,701	6,468	—	284,863
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	5,428	90,446	108,425	89,639	13,797	31,640	—	339,375
Watch	3,934	—	14,007	3,288	3,627	1,034	—	25,890
Special Mention	—	—	6,627	—	—	—	—	6,627
Substandard	—	46	—	1,075	—	—	—	1,121
Total commercial real estate	9,362	90,492	129,059	94,002	17,424	32,674	—	373,013
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Construction and Land
Pass	9,024	60,673	72,087	1,840	579	2,622	—	146,825
Watch	819	—	—	—	—	18	—	837
Substandard	13,986	—	—	—	—	14	—	14,000
Total construction and land	23,829	60,673	72,087	1,840	579	2,654	—	161,662
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Home Equity
Pass	934	7,932	5,315	3,675	1,718	4,302	29,844	53,720
Watch	—	—	—	—	—	14	3	17
Special Mention	—	—	—	—	—	73	—	73
Substandard	—	—	90	63	—	—	153	306
Total home equity	934	7,932	5,405	3,738	1,718	4,389	30,000	54,116
Gross charge-offs during the period	—	—	—	—	—	11	—	11
Other Consumer
Pass	14,479	86,920	73,549	34,458	18,091	21,028	418	248,943
Watch	—	342	357	272	213	73	—	1,257
Special Mention	—	281	—	9	—	30	—	320
Substandard	—	438	171	6	1	166	—	782
Total other consumer	14,479	87,981	74,077	34,745	18,305	21,297	418	251,302
Gross charge-offs during the period	—	835	—	—	11	85	23	954
Commercial business
Pass	10,681	31,913	12,301	4,149	540	4,283	27,529	91,396
Watch	—	11	399	1,107	—	(3)	—	1,514
Special Mention	—	—	—	312	—	2,975	3,789	7,076
Total commercial business	10,681	31,924	12,700	5,568	540	7,255	31,318	99,986
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Total loans
Pass	50,784	453,290	466,968	268,897	51,507	144,530	57,791	1,493,767
Watch	4,753	353	30,100	5,618	10,228	1,965	3	53,020
Special Mention	—	281	6,627	651	—	3,104	3,789	14,452
Substandard	13,986	484	261	1,448	493	1,400	153	18,225
Total loans	$69,523	$454,408	$503,956	$276,614	$62,228	$150,999	$61,736	$1,579,464
Total gross charge-offs during the period	$—	$835	$—	$—	$11	$96	$23	$965

(1) Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$339,812	$2,234	$27	$1,486	$343,559
Multi-family	237,077	15,668	—	—	252,745
Commercial real estate	350,001	25,586	12,161	1,136	388,884
Construction and land	179,116	529	—	14,001	193,646
Total real estate loans	1,106,006	44,017	12,188	16,623	1,178,834
Consumer:
Home equity	52,295	372	14	196	52,877
Auto and other consumer	238,522	222	75	94	238,913
Total consumer loans	290,817	594	89	290	291,790
Commercial business loans	66,276	2,234	8,417	—	76,927
Total loans	$1,463,099	$46,845	$20,694	$16,913	$1,547,551

Individually Evaluated Loans. The Company evaluates loans collectively for purposes of determining the ACLL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. Changes in the ACLL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of March 31, 2023, $1.2 million of loans were individually evaluated with no ACLL attributed to such loans. At March 31, 2023, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at March 31, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral. Collateral dependent loans are evaluated individually for purposes of determining the ACLL, which is determined based on the estimated fair value of the collateral. Estimates for costs to sell are included in the determination of the ACLL when liquidation of the collateral is anticipated. In cases where the loan is well secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded.

The following table summarizes collateral dependent loans by segment and collateral type as of March 31, 2023:

	Collateral Type
	Single Family Residence	Warehouse	Total
	(In thousands)
One-to-four family	$1,154	$—	$1,154
Commercial real estate	—	46	46
Home equity	32	—	32
Total collateral dependent loans	$1,186	$46	$1,232

Troubled debt restructuring. Prior to the implementation of CECL on January 1, 2023, a loan was identified as a troubled debt restructuring ("TDR") when a loan to a borrower who was experiencing financial difficulty was modified from its original terms and conditions in such a way that the Bank granted the borrower a concession of some kind. First Fed had granted a variety of concessions to borrowers in the form of loan modifications. The modifications were generally related to the loan's interest rate, term and payment amount or a combination thereof.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the date indicated, in accordance with pre-CECL disclosure requirements:

December 31, 2022
(In thousands)
Total TDR loans	$1,753
Allowance for credit losses on loans related to TDR loans	21
Total nonaccrual TDR loans	29

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three months ended March 31, 2022.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three months ended March 31, 2022.

The following table presents TDR loans by class by accrual and nonaccrual status at the date indicated, in accordance with pre-CECL disclosure requirements:

	December 31, 2022
	Accrual	Nonaccrual	Total
	(In thousands)
One-to-four family	$1,697	$29	$1,726
Home equity	27	—	27
Total TDR loans	$1,724	$29	$1,753

Modified Loans to Troubled Borrowers. On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company refers to these loans as modified loans to troubled borrowers ("MLTB"). A MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or any combination of the foregoing. The ACLL for a MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACLL for a MLTB is determined through individual evaluation.

During the three months ended March 31, 2023, there were no MLTB.

Note 4 - Allowance for Credit Losses on Loans

The Company maintains an ACLL and an ACLU in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACLL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The reserve is an estimate based upon factors and trends at the time the financial statements are prepared. The Company adopted ASU 2016-13 effective January 1, 2023, which increased the beginning ACLL as discussed in Note 1. The incurred loss methodology presentation is used for periods prior to the adoption of ASU 2016-13.

The Company has identified segments of loans with similar risk characteristics for which it then applies one of two loss methodologies. The Company uses a DCF methodology for most of its segments to calculate the ACLL. For certain segments with smaller portfolios or where data is prohibitive to running a DCF calculation, management has elected to use a Remaining Life methodology. The Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. The allowance for individually evaluated loans is calculated using the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or another method such as the cash flow method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. When the cash flow method is used, cash flows are discounted back by the effective interest rate and compared to the total recorded investment. If the present value of cash flows is less than the total recorded investment, a reserve is calculated.

For each loan segment collectively measured, the baseline loss rates are calculated using the Bank's own data and peer institution data from FFIEC Call Report filings. The Bank evaluates the historical period on a quarterly basis. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as the SBA or the USDA, or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification agreement will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

The CECL methodology includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets two forecasted macroeconomic factors, which are national GDP and unemployment figures. Each of the forecasted DCF segments is impacted by these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year. The Company also considers other qualitative risk factors to adjust the estimated ACLL calculated by the above-mentioned model. The Company established metrics to estimate the qualitative risk factor by segment based on the identified risk.

The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (reversal of provision) for credit losses on the Consolidated Statements of Income.

The following table details activity in the allowance for credit losses on loans by class for the period shown:

	At or For the Three Months Ended March 31, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$—	$(11)	$2,903
Multi-family	2,468	(1,449)	1,019	—	—	26	1,045
Commercial real estate	4,217	(604)	3,613	—	—	(634)	2,979
Construction and land	2,344	1,555	3,899	—	—	(1,117)	2,782
Home equity	549	346	895	(11)	—	200	1,084
Auto and other consumer	2,024	2,381	4,405	(954)	21	1,217	4,689
Commercial business	786	794	1,580	—	—	334	1,914
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(965)	$21	$15	$17,396

The decrease in the ACLL during the three months ended March 31, 2023, of $930,000 is reflective of $944,000 in net charge-offs, partially offset by a $15,000 in provision for credit losses. The provision for credit losses during the three months ended March 31, 2023, can be attributed to an improvement in the GDP assumption since the implementation of CECL at the beginning of 2023. Charge-offs during the three months ended March 31, 2023, were mainly concentrated in Splash purchased unsecured consumer loans, the indirect auto loan portfolio, and quin CoreCard program.

The following table details activity in the ALLL by class for the period shown under the incurred loss methodology:

	At or For the Three Months Ended March 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
(Recapture of) provision for loan losses	(177)	276	42	(193)	(19)	56	56	(41)	—
Charge-offs	—	—	—	—	—	(137)	—	—	(137)
Recoveries	32	—	—	2	17	89	—	—	140
Ending balance	$3,039	$2,092	$4,038	$2,481	$405	$2,229	$526	$317	$15,127

The following table details the ALLL and loan portfolio by class and impairment method for the period shown under the incurred loss methodology:

	At December 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,343	$2,468	$4,217	$2,344	$549	$2,024	$786	$385	$16,116
General reserve	3,321	2,468	4,217	2,343	545	2,019	786	385	16,084
Specific reserve	22	—	—	1	4	5	—	—	32

Gross loans	$343,825	$253,551	$390,246	$194,646	$52,322	$222,794	$76,996	$—	$1,534,380
Loans collectively evaluated (1)	341,171	253,551	390,196	194,630	52,100	222,702	76,996	—	1,531,346
Loans individually evaluated (2)	2,654	—	50	16	222	92	—	—	3,034

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

Impaired loans incurred loss model. Prior to the implementation of CECL on January 1, 2023, a loan was considered impaired when the Bank has determined that it may be unable to collect payments of principal or interest when due under the contractual terms of the loan. Impairment was measured on a loan-by-loan basis for all loans in the portfolio except smaller balance homogeneous loans and certain qualifying TDR loans.

The following table provides additional information on loans individually evaluated for impairment by portfolio class at the date indicated under the incurred loss methodology. Recorded investment includes the unpaid principal balance or carrying amount of loans less charge-offs.

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no allowance recorded:
One-to-four family	$666	$705	$—
Commercial real estate	50	149	—
Construction and land	—	14	—
Auto and other consumer	—	2	—
Total	716	870	—
With an allowance recorded:
One-to-four family	1,988	2,129	22
Construction and land	16	19	1
Home equity	222	224	4
Auto and other consumer	92	95	5
Total	2,318	2,467	32
Total impaired loans:
One-to-four family	2,654	2,834	22
Commercial real estate	50	149	—
Construction and land	16	33	1
Home equity	222	224	4
Auto and other consumer	92	97	5
Total	$3,034	$3,337	$32

The following table presents the average recorded investment in loans individually evaluated for impairment and the related interest income recognized for the period shown under the incurred loss methodology:

	Three Months Ended
	March 31, 2022
	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$210	$4
Commercial real estate	69	—
Construction and land	—	1
Home equity	9	17
Auto and other consumer	252	7
Total	540	29
With an allowance recorded:
One-to-four family	2,030	41
Construction and land	22	1
Home equity	303	4
Auto and other consumer	217	3
Total	2,572	49
Total impaired loans:
One-to-four family	2,240	45
Commercial real estate	69	—
Construction and land	22	2
Home equity	312	21
Auto and other consumer	469	10
Total	$3,112	$78

Interest income recognized on a cash basis on impaired loans for the three months ended March 31, 2022, was $66,000 under the incurred loss methodology.

Allowance for Credit Losses on Unfunded Loan Commitments. The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities on the consolidated balance sheets. The allowance for off-balance sheet commitments was $1.3 million at March 31, 2023, a decrease compared to $1.9 million at the adoption of CECL on January 1, 2023. The provision recapture for off-balance sheet commitments of $515,000 was attributable to lower unfunded commitments, primarily due to construction loan disbursements.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$292,119	—%	$315,083	—%
Interest-bearing demand deposits	189,187	0.47%	193,558	0.01%
Money market accounts	402,760	0.86%	473,009	0.58%
Savings accounts	242,117	1.00%	200,920	0.26%
Certificates of deposit	468,025	3.02%	381,685	2.19%
Total deposits	$1,594,208	1.31%	$1,564,255	0.74%

Brokered certificates of deposit of $134.5 million and $133.9 million are included in the March 31, 2023 and December 31, 2022 certificates of deposit totals above, respectively. The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2023 and December 31, 2022, were $137.7 million and $96.6 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Within one year or less	$317,003	$262,189
After one year through two years	120,850	69,967
After two years through three years	19,213	37,032
After three years through four years	6,814	7,409
After four years through five years	4,145	5,088
Total certificates of deposit	$468,025	$381,685

At  March 31, 2023 and December 31, 2022, deposits included $101.4 million and $93.3 million, respectively, in public fund deposits. Investment securities with a carrying value of $59.2 million and $57.1 million were pledged as collateral for these deposits at  March 31, 2023 and December 31, 2022, respectively. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  March 31, 2023 and December 31, 2022, were funds held by federally recognized tribes totaling $18.6 million and $10.3 million, respectively. Investment securities with a carrying value of $23.2 million and $23.6 million were pledged as collateral for these deposits at  March 31, 2023 and December 31, 2022, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Demand deposits	$194	$17
Money market accounts	776	298
Savings accounts	376	26
Certificates of deposit	3,007	376
Total interest expense on deposits	$4,353	$717

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 45% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $765.3 million and $753.7 million at  March 31, 2023 and December 31, 2022, respectively.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $8.7 million and $8.6 million at  March 31, 2023 and December 31, 2022, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $9.1 million and $9.0 million were pledged to the FRB at  March 31, 2023 and December 31, 2022, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes.

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

The following table sets forth information regarding our borrowings at the end of and during the three months ended March 31, 2023. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$85,000	$189,000	$55,000	$11,000	$39,377
Maximum outstanding at any month-end	85,000	189,000	55,000	11,000	39,377
Average monthly outstanding during the period	80,000	158,667	26,667	10,933	39,365
Weighted-average daily interest rates
Annual	1.72%	4.77%	4.64%	8.74%	4.06%
Period End	2.08%	4.91%	5.05%	8.50%	4.06%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at March 31, 2023 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$15,000	1.47%
After one year through two years	35,000	2.81
After two years through three years	15,000	1.49
After three years through four years	10,000	1.63
After four years through five years	10,000	1.76
Total FHLB long-term advances	$85,000	2.08%

The following table sets forth information regarding our borrowings at the end of and during the year ended December 31, 2022. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$80,000	$144,000	$10,000	$12,000	$39,358
Maximum outstanding at any month-end	80,000	206,000	42,500	12,000	39,358
Average monthly outstanding during the period	80,000	90,983	15,208	5,770	39,312
Weighted-average daily interest rates
Annual	1.52%	2.83%	1.82%	6.76%	4.01%
Period End	1.52%	4.30%	2.12%	8.00%	4.01%

Note 7 - Income Tax

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

The effective tax rates were 19.3% and 18.1% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2023 and 2022 of 21%, largely due to the nontaxable earnings on bank-owned life insurance and tax-exempt interest income earned on certain investment securities and loans. In the second quarter of 2022, the Company began accruing a provision for income tax for certain states in which we have employees and collateral for loans, thereby creating a nexus in those states for income tax purposes. The additional accrual for state income tax results in a higher effective tax rate.

Note 8 - Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$3,528	$2,806
Earnings allocated to participating securities	(20)	(70)
Earnings allocated to common shareholders	$3,508	$2,736
Basic:
Weighted average common shares outstanding	9,703,115	10,040,090
Weighted average unvested restricted stock awards	(165,333)	(234,953)
Weighted average unallocated ESOP shares	(626,488)	(674,969)
Total basic weighted average common shares outstanding	8,911,294	9,130,168
Diluted:
Basic weighted average common shares outstanding	8,911,294	9,130,168
Dilutive restricted stock awards	28,307	95,200
Total diluted weighted average common shares outstanding	8,939,601	9,225,368
Basic earnings per common share	$0.39	$0.30
Diluted earnings per common share	$0.39	$0.30

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  March 31, 2023 and 2022, antidilutive shares as calculated under the treasury stock method totaled 7,934 and 17, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal and interest payment was made by the ESOP during the three months ended March 31, 2023.

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

Compensation expense related to the ESOP for the three months ended March 31, 2023 and 2022, was $187,000 and $291,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Allocated shares	386,285	386,285
Committed to be released shares	39,663	26,442
Unallocated shares	622,081	635,302
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$7,154	$9,758

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  March 31, 2023, there were 282,718 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  March 31, 2023, there were no shares available for grant under the 2015 EIP. At this date, there are 46,500 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 27,049 and 42,243 shares of restricted stock awarded, respectively, during the three months ended March 31, 2023 and 2022. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended March 31, 2023 and 2022, total compensation expense for the equity incentive plans was $391,000 and $411,000, respectively. Included in the compensation expense for the three months ended March 31, 2023 and 2022, was directors' equity compensation of $58,000 and $55,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	166,839	$17.78
Granted	27,049	14.38
Vested	(32,700)	19.85
Canceled (1)	(10,334)	19.85
Forfeited	(1,800)	18.17
Non-vested at March 31, 2023	149,054	$16.56

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of March 31, 2023, there was $2.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.58 years.

Note 11 - Fair Value Accounting and Measurement

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

Loans receivable, net: The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Interest rate swap derivative: The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services. The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,027	$96,883	$—	$101,910
U.S. Treasury notes	2,390	—	—	2,390
Agency bonds	—	1,745	—	1,745
Corporate debt	5,452	49,665	—	55,117
MBS agency	—	74,946	—	74,946
MBS non-agency	—	63,356	29,622	92,978
Sold loan servicing rights	—	—	4,224	4,224
Partnership investments	—	—	12,556	12,556
Total assets measured at fair value	$12,869	$286,595	$46,402	$345,866
Financial Liabilities
Interest rate swap derivative	$—	$1,697	$—	$1,697

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$4,913	$93,137	$—	$98,050
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,702	—	1,702
Corporate debt	5,326	50,173	—	55,499
MBS agency	—	75,648	—	75,648
MBS non-agency	—	63,707	29,599	93,306
Sold loan servicing rights	—	—	3,887	3,887
Partnership investments	—	—	12,563	12,563
Total assets measured at fair value	$12,603	$284,367	$46,049	$343,019

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

March 31, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$4,224	Discounted cash flow	Constant prepayment rate	4.61% - 22.63% (6.65%)
			Discount rate	11.38% - 14.41% (12.48%)
MBS non-agency	$29,622	Consensus pricing	Offered quotes	97 - 99
			Comparability adjustments (%)	-1.2% - +1.0%
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	As of or For the Three Months Ended March 31, 2023
	Balance at beginning of period	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$3,887	$68	$269	$4,224
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended March 31, 2022
	Election of Fair Value Option for Servicing Rights at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$3,820	$56	$170	$4,046
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended March 31, 2023
	Balance at beginning of period	Transfers Into Level 3	Purchases	Unrealized Gains (Losses)	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$29,599	$—	$—	$23	$29,622
Partnership investments	12,563	—	—	(7)	12,556

	As of or For the Year Ended December 31, 2022
	Balance at beginning of period	Transfers Into Level 3 (1)	Purchases	Unrealized Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$—	$29,599	$—	$—	$29,599
Sold loan servicing rights	—	12,490	—	73	12,563
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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the date indicated:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,034	$3,034

At  March 31, 2023 and December 31, 2022, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$140,617	$140,617	$140,617	$—	$—
Investment securities available for sale	329,086	329,086	12,869	286,595	29,622
Loans receivable, net	1,562,068	1,468,281	—	—	1,468,281
FHLB stock	15,602	15,602	—	15,602	—
Accrued interest receivable	7,205	7,205	—	7,205	—
Sold loan servicing rights, at fair value	4,224	4,224	—	—	4,224
Partnership investments	12,556	12,556	—	—	12,556
Financial liabilities
Demand deposits	$1,126,183	$1,126,183	$1,126,183	$—	$—
Time deposits	468,025	460,747	—	—	460,747
FHLB Borrowings	329,000	324,086	—	—	324,086
Line of Credit	11,000	11,039	—	—	11,039
Subordinated debt, net	39,377	40,819	—	—	40,819
Accrued interest payable	508	508	—	508	—
Interest rate swap derivative	1,697	1,697	—	1,697	—

	December 31, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,596	$45,596	$45,596	$—	$—
Investment securities available for sale	326,569	326,569	12,603	284,367	29,599
Loans held for sale	597	597	—	597	—
Loans receivable, net	1,531,435	1,461,470	—	—	1,461,470
FHLB stock	11,681	11,681	—	11,681	—
Accrued interest receivable	6,743	6,743	—	6,743	—
Sold loan servicing rights, at fair value	3,887	3,887	—	—	3,887
Partnership investments	12,563	12,563	—	—	12,563
Financial liabilities
Demand deposits	1,182,570	$1,182,570	$1,182,570	$—	$—
Time deposits	381,685	372,865	—	—	372,865
FHLB Borrowings	234,000	229,103	—	—	229,103
Line of Credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,358	38,841	—	—	38,841
Accrued interest payable	455	455	—	455	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at December 31, 2021	$2,140	$(1,852)	$—	$288
Other comprehensive loss before reclassification	(15,370)	—	—	(15,370)
Amounts reclassified from accumulated other comprehensive income	(100)	29	—	(71)
Net other comprehensive (loss) income	(15,470)	29	—	(15,441)
Balance at March 31, 2022	$(13,330)	$(1,823)	$—	$(15,153)

Balance at December 31, 2022	$(38,404)	$(2,139)	$—	$(40,543)
Other comprehensive income before reclassification	3,762	—	(1,357)	2,405
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net other comprehensive income	3,762	30	(1,357)	2,435
Balance at March 31, 2023	$(34,642)	$(2,109)	$(1,357)	$(38,108)

Note 13 - Derivatives and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of March 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	as of March 31, 2023	as of March 31, 2023
	(In thousands)
AFS Securities (1)	$51,728	$1,728
Total	$51,728	$1,728

(1) These amounts include the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $59.8 million, the cumulative basis adjustments associated with these hedging relationships was $1.7 million, and the amounts of the designated hedged items were $50 million.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2023.

	Derivative Liabilities
	As of March 31, 2023
	Notional Amount	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest Rate Products	$50,000	Other Liabilities	$1,697
Total derivatives designated as hedging instruments			$1,697

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of March 31, 2023. There was no activity during the three months ended  March 31, 2022.

Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
2023
Interest Income
(In thousands)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or
cash flow hedges are recorded	$31

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	$1,728
Derivatives designated as hedging instruments	$(1,697)

Credit Risk-related Contingent Features

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted.

The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of  March 31, 2023, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $1.7 million. Accordingly, the Company posted collateral of $1.9 million as a result of these contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;
•	legislative or regulatory changes, including expanded consumer protection regulation, responses to recent events in the banking industry, inflation and climate change issues, which could adversely affect the Company's business;
•	a continued decrease in the market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
•

our ability to successfully execute on merger and/or acquisition strategies, integrate any newly acquired assets, liabilities, customers, systems, and management personnel into our operations and realize related cost savings within expected time frames;

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
•

changes in monetary policy and fiscal policies, including interest rate policies of the Federal Reserve, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

•	pressures on liquidity, including as a result of withdrawals of deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
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

•	risks related to overall economic conditions, including the impact on the economy of a rising interest rate environment, inflationary pressures, and geopolitical instability, including the war in Ukraine;
•	any failure of key third-party vendors to perform their obligations to us;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2022, ("2022 Form 10-K").

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

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include a controlling interest in Quin Ventures and several limited partnership investments, including a 33% interest in The Meriwether Group, LLC. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed and Quin Ventures. The Company has also entered into partnerships to strategically invest in fintech-related businesses, which may result in the development of additional investment opportunities.

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 16 locations including 12 full-service branches and four business centers in Clallam, Jefferson, King, Kitsap, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a fully array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and CDs for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, late and other charges on loans, mortgage banking income, loan sales and servicing income, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, gains and losses from sales of securities, and changes in value of our equity and partnership investments.

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our loan portfolio through our ACL. A recapture of previously recognized provision for credit losses may be added to net income as the underlying assumptions driving anticipated loss rates within the CECL model improve, such as unemployment and gross domestic product metrics, or receipt of recoveries of amounts previously charged off.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and other customer acquisition expenses, professional fees, expenses related to real estate and personal property owned, and other expenses.

Critical Accounting Policies

On January 1, 2023, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the Current Expected Credit Loss or CECL model. For additional information on CECL see "Note 1 - Basis of Presentation and Critical Accounting Policies - Recently adopted accounting pronouncements" of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

Effective with the execution of a hedging agreement in the first quarter of 2023, the Company implemented an accounting policy on derivatives and hedging. For additional information on the hedging policy, see "Note 1 - Basis of Presentation and Critical Accounting Policies - Recently adopted accounting pronouncements" of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

There were no other material changes to the critical accounting policies from those disclosed in the Company's 2022 Form 10-K.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Assets. Total assets increased to $2.17 billion at March 31, 2023, from $2.04 billion at December 31, 2022.

Cash and cash equivalents increased by $95.0 million, or 208.4%, to $140.6 million as of March 31, 2023, compared to $45.6 million as of December 31, 2022. Cash increased during the current quarter as the Bank brought on balance sheet liquidity in response to stresses within the banking industry and related concerns with respect to deposits and liquidity.

Investment securities increased $2.5 million, or 0.8%, to $329.1 million at March 31, 2023, from $326.6 million at December 31, 2022. Improvements in the mark-to-market valuation, primarily driven by a decrease in long-term interest rates, were partially offset by normal payments and prepayment activity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 8.1 years as of March 31, 2023, compared to 8.2 years as of December 31, 2022, and had an estimated average repricing term of 6.9 years as of March 31, 2023, compared to 7.1 years as of December 31, 2022, based on the interest rate environment at those times. If the U.S. economy continues to experience a rising interest rate environment, we believe prepayment activity will slow, extending the projected duration of our securities portfolio.

The investment portfolio was composed of 50.9% in amortizing securities at March 31, 2023, compared to 50.8% at December 31, 2022. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. The Company maintains a focus on enhancing the mix of earning assets by originating loans as a percentage of earning assets; however, we may continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields and manage interest rate risk in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $30.6 million to $1.56 billion at March 31, 2023, from $1.53 billion at December 31, 2022. During the three months ended March 31, 2023, multi-family loans increased $32.1 million through new originations totaling $9.2 million, and through $9.9 million of acquisition-renovation construction loans converting into permanent amortizing loans. Auto and other consumer loans increased $12.4 million, as a result of a $14.3 million purchase of a pool of manufactured home loans, $520,000 in individual manufactured home loan purchases and a net increase in auto loans of $741,000, offset by payment activity. One-to-four family residential loans increased $11.0 million during the first quarter of 2023 as a result of $1.1 million in new amortizing loan originations and $18.1 million of residential construction loans that converted to permanent amortizing loans, partially offset by sales and payments received. Home equity loans increased $1.2 million through $930,000 in new fixed-rate originations as well as draws on unfunded commitments. Commercial business loans increased $23.1 million, as a result of $10.0 million of Bankers Healthcare Group loan purchases and $13.1 million of originations and draws on existing commitments in excess of payoffs and scheduled payments. Commercial real estate loans decreased $15.9 million, with payoffs and scheduled payments in excess of the $20.0 million from construction loans that converted into permanent amortizing loans.

Construction and land loans decreased $32.0 million, or 16.5%, to $161.7 million at March 31, 2023, from $193.7 million at December 31, 2022, with $48.0 million converting into fully amortizing loans and additional decreases from loans being paid off by other lenders, partially offset by draws on new and existing loans. Our construction loans are geographically dispersed throughout western Washington with two loans in Oregon and two loans in Idaho. We manage construction lending by utilizing a licensed third-party vendor to assist us in monitoring the progress toward completion of our construction projects. We continue to monitor the impact of supply chain challenges, inflation and consumer demand in a rising interest rate environment on completion of the projects currently in our portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At March 31, 2023, acquisition-renovation loans of $7.1 million were included in the construction loan total compared to $19.3 million at December 31, 2022. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans, we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects. At March 31, 2023, 45% of commitments were for one-to-four family residential properties, which will convert to amortizing loans upon completion.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$28,348	$73,975	$10,477	$540	$—	$113,340
Multi-family residential	—	69,224	9,296	415	3,592	82,527
Commercial acquisition-renovation	—	7,861	—	—	—	7,861
Commercial real estate	503	47,907	—	—	—	48,410
Total commitment	$28,851	$198,967	$19,773	$955	$3,592	$252,138

Construction Funds Disbursed
One-to-four family residential	$14,035	$38,048	$4,098	$168	$—	$56,349
Multi-family residential	—	45,945	5,382	85	2,991	54,403
Commercial acquisition-renovation	—	7,117	—	—	—	7,117
Commercial real estate	388	35,375	—	—	—	35,763
Total disbursed	$14,423	$126,485	$9,480	$253	$2,991	$153,632

Undisbursed Commitment
One-to-four family residential	$14,313	$35,927	$6,379	$372	$—	$56,991
Multi-family residential	—	23,279	3,914	330	601	28,124
Commercial acquisition-renovation	—	744	—	—	—	744
Commercial real estate	115	12,532	—	—	—	12,647
Total undisbursed	$14,428	$72,482	$10,293	$702	$601	$98,506

Land Funds Disbursed
One-to-four family residential	$3,751	$2,984	$415	$—	$—	$7,150
Commercial real estate	—	1,421	—	—	—	1,421
Total disbursed for land	$3,751	$4,405	$415	$—	$—	$8,571

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$39,031	$75,745	$12,015	$—	$—	$126,791
Multi-family residential	—	102,429	9,296	415	3,592	115,732
Commercial acquisition-renovation	1,636	18,625	—	—	—	20,261
Commercial real estate	349	39,845	—	540	—	40,734
Total commitment	$41,016	$236,644	$21,311	$955	$3,592	$303,518

Construction Funds Disbursed
One-to-four family residential	$17,557	$36,902	$4,280	$—	$—	$58,739
Multi-family residential	—	68,936	5,296	42	2,752	77,026
Commercial acquisition-renovation	1,636	17,687	—	—	—	19,323
Commercial real estate	212	27,492	—	12	—	27,716
Total disbursed	$19,405	$151,017	$9,576	$54	$2,752	$182,804

Undisbursed Commitment
One-to-four family residential	$21,474	$38,843	$7,735	$—	$—	$68,052
Multi-family residential	—	33,493	4,000	373	840	38,706
Commercial acquisition-renovation	—	938	—	—	—	938
Commercial real estate	137	12,353	—	528	—	13,018
Total undisbursed	$21,611	$85,627	$11,735	$901	$840	$120,714

Land Funds Disbursed
One-to-four family residential	$3,552	$3,370	$419	$—	$—	$7,341
Commercial real estate	372	4,129	—	—	—	4,501
Total disbursed for land	$3,924	$7,499	$419	$—	$—	$11,842

(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the three months ended March 31, 2023, the Company originated $41.3 million of organic loans, of which $27.8 million, or 67.3%, were originated in the Puget Sound region, $11.2 million, or 27.1%, in the North Olympic Peninsula, $862,000, or 2.1%, in other areas throughout Washington State, and $1.4 million, or 3.5%, in other states. The Company purchased an additional $11.7 million in auto loans, $14.9 million in manufactured home loans, and $10.0 million in commercial business loans with collateral located throughout the United States during the three months ended March 31, 2023. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement our organic originations and increase net interest income. Our total loan portfolio was composed of 81.8% organic originations and 18.2% purchased loans at March 31, 2023.

Our ACLL increased to $17.4 million at March 31, 2023, as the Company adopted CECL on January 1, 2023, recording a day-one adjusting entry of $2.2 million that was reduced by a $15,000 recapture of provision for credit loss on loans for the three-month period. Net charge-offs were $944,000 for the three-month period. The ACL as a percentage of total loans was 1.1% at both March 31, 2023 and December 31, 2022.

Nonperforming loans increased $840,000, or 46.8%, to $2.6 million at March 31, 2023, from $1.8 million at December 31, 2022, reflecting the deterioration of a $532,000 mortgage loan, and increased delinquencies in Triad purchased manufactured home loans and Splash unsecured consumer loans. Nonperforming loans to total loans was 0.2% at March 31, 2023, up from 0.1% at December 31, 2022. The ACL as a percentage of nonperforming loans decreased to 661% at March 31, 2023, from 900% at December 31, 2022.

Classified loans increased $1.3 million to $18.2 million at March 31, 2023, from $16.9 million at December 31, 2022, due to the downgrade of one $537,000 single-family residential loan during the first quarter along with delinquent Triad purchased manufactured home loans totaling $320,000 and Splash unsecured consumer loans totaling $438,000.

Loan charge-offs are concentrated mainly in Splash purchased unsecured consumer loans, the indirect auto loan portfolio, and quin CoreCard program. We have adjusted the underwriting requirements for future purchases from Splash. The quin CoreCard program was frozen in October 2022, halting future losses. The indirect auto program was discontinued in 2020; the related balances decreased to $3.9 million at March 31, 2023 from $4.8 million at December 31, 2022. We believe our ACL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of March 31, 2023.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	March 31, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$354,522	$343,559	$10,963	3.2%
Multi-family	284,863	252,745	32,118	12.7
Commercial real estate	373,013	388,884	(15,871)	(4.1)
Construction and land	161,662	193,646	(31,984)	(16.5)
Total real estate loans	1,174,060	1,178,834	(4,774)	(0.4)
Consumer:
Home equity	54,116	52,877	1,239	2.3
Auto and other consumer	251,302	238,913	12,389	5.2
Total consumer loans	305,418	291,790	13,628	4.7
Commercial business loans	99,986	76,927	23,059	30.0
Total loans	1,579,464	1,547,551	31,913	2.1
Less:
Allowance for credit losses on loans	17,396	16,116	1,280	7.9
Loans receivable, net	$1,562,068	$1,531,435	$30,633	2.0

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	March 31, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One-to-four family	$1,486	$954	$532	55.8%
Commercial real estate	46	53	(7)	(13.2)
Construction and land	14	15	(1)	(6.7)
Total real estate loans	1,546	1,022	524	51.3
Consumer loans:
Home equity	306	196	110	56.1
Auto and other consumer	781	575	206	35.8
Total consumer loans	1,087	771	316	41.0
Total nonperforming assets	$2,633	$1,793	$840	46.8

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%	0.1%	100.0

Liabilities. Total liabilities increased to $2.01 billion at March 31, 2023, from $1.88 billion at December 31, 2022, due to an increase in deposits of $30.0 million and borrowings of $94.0 million.

Deposit balances increased $30.0 million to $1.59 billion at March 31, 2023 from $1.56 billion at December 31, 2022. During the three-month period ended March 31, 2023, there were increases of $86.3 million in CDs and $41.2 million in savings accounts, offset by a $70.2 million decrease in money market accounts and a $27.3 million decrease in demand deposit accounts. Commercial and public fund account balances increased $17.1 million and consumer account balances increased $12.1 million during the three-month period ended March 31, 2023. We believe the shift between categories was driven by customers seeking higher rates and additional diversification over a variety of account types. We utilize brokered CDs as an additional funding source in order to provide liquidity, manage cost of funds, reduce reliance on public funds deposits, and manage interest rate risk. Brokered CDs totaling $134.5 million were included in the $468.0 million balance of CDs at March 31, 2023.

FHLB advances increased 46.9% to $329.0 million at March 31, 2023, from $224.0 million at December 31, 2022. We increased short-term advances to provide additional balance sheet liquidity in response to industry uncertainty.

Equity. Total shareholders' equity increased $2.1 million to $160.3 million for the three months ended March 31, 2023. The Company recorded year-to-date net income of $3.5 million and a decrease in the after-tax unrealized loss on available-for-sale investments of $3.7 million. Increases were partially offset by a $3.0 million decrease for the cumulative CECL adjustment, a $1.4 million decrease in the fair market value of derivatives, net of taxes and the cost of repurchased shares. Bond values increased from the end of 2022 as the economic outlook for rising long-term rates subsided. Year-to-date, we repurchased 44,441 shares of common stock under the October 2020 stock repurchase plan at an average price of $14.07 per share for a total of $627,000, leaving 257,586 shares remaining in the share repurchase program.

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022

General. Net income attributable to the Company was $3.5 million for the three months ended March 31, 2023, compared to $2.8 million for the three months ended March 31, 2022. A $1.3 million increase in net interest income after provision for credit losses was offset by a $69,000 decrease in noninterest income and a $40,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $819,000 to $16.3 million for the three months ended March 31, 2023, from $15.5 million for the three months ended March 31, 2022. This increase was mainly the result of an increase in average earning assets of $131.6 million. The yield on average interest-earning assets increased 109 basis points to 4.95% for the three months ended March 31, 2023, compared to 3.86% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities.

The average cost of interest-bearing liabilities increased to 1.81% for the three months ended March 31, 2023, compared to 0.43% for the same period last year, due primarily to higher rates paid on all interest-bearing deposits and advances along with increases in the average balances of CDs and additional FHLB advances. Total cost of funds increased 119 basis points to 1.53% for the three months ended March 31, 2023, from 0.34% for the same period in 2022. The net interest margin increased 7 basis points to 3.46% for the three months ended March 31, 2023, from 3.53% for the same period in 2022.

Interest Income. Total interest income increased $6.4 million, or 37.8%, to $23.3 million for the three months ended March 31, 2023, from $16.9 million for the comparable period in 2022, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $5.0 million, to $19.5 million for the three months ended March 31, 2023, from $14.5 million for the three months ended March 31, 2022, primarily due to an increase in the average balance of net loans receivable of $204.1 million compared to the prior year, coupled with an increase in average loan yields to 5.16% for the three months ended March 31, 2023, from 4.43% for the same period in 2022. The loan portfolio has grown through single-family, multi-family and commercial real estate lending as well as purchased auto and manufactured home loans. Loan yields have increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 136 basis points to 3.93% compared to the same period in 2022, as the purchase of higher-yielding investments occurred late in the first quarter of 2022 with little related increase impacting income during that quarter. An increase in floating bond rates and slowdown in prepayment speeds, which reduces amortization of premium costs, have also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,534,312	5.16%	$1,330,177	4.43%	$4,968
Investment securities	328,364	3.93	359,436	2.57	907
FHLB stock	11,175	6.97	5,311	3.97	140
Interest-earning deposits in banks	35,420	4.63	82,780	0.19	366
Total interest-earning assets	$1,909,271	4.95%	$1,777,704	3.86%	$6,381

Interest Expense. Total interest expense increased $5.6 million, or 393.1%, to $7.0 million for the three months ended March 31, 2023, compared to $1.4 million for the three months ended March 31, 2022. The increase over the first quarter of 2022 was the result of a 93 basis point increase in the cost of deposits from 0.19% one year prior along with higher volumes of CDs. A shift in the deposit mix from low-cost transaction and money market accounts to a higher volume of CDs and savings accounts resulted in higher costs of deposits. Borrowing costs increased due to a $149.6 million increase in the average balance and a 241 basis point increase in the cost of advances, primarily FHLB advances, compared to the same period in 2022.

Average deposit account balances were composed of 81% in interest-bearing deposits and 19% in noninterest-bearing deposits at March 31, 2023, compared to 79% and 21%, respectively, at March 31, 2022. During the three months ended March 31, 2023, interest expense increased on CDs due to an increase in the average balances of $205.1 million, along with an increase in the average rates paid of 209 basis points, compared to the three months ended March 31, 2022. During the same period, the average balances of money market accounts decreased $153.8 million, with a 52 basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 1.37% for the three months ended March 31, 2023, from 0.24% for the three months ended March 31, 2022, due to the use of promotional products designed to retain existing deposits and generate new deposits. The mix of retail deposit balances has shifted away from non-maturity accounts towards higher cost term certificate and savings products. Retail CDs represented 22.8% and 11.7% of retail deposits at March 31, 2023 and 2022, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$187,288	0.42%	$196,154	0.04%	$177
Money market accounts	434,057	0.73	587,806	0.21	478
Savings accounts	219,366	0.70	194,721	0.05	350
Certificates of deposit	447,718	2.72	242,642	0.63	2,631
Advances	232,189	3.90	82,611	1.49	1,926
Subordinated debt	39,365	4.06	39,282	4.07	—
Total interest-bearing liabilities	$1,559,983	1.81%	$1,343,216	0.43%	$5,562

Provision for Credit Losses. The Company recorded a $500,000 recapture of provision for credit losses in the three months ended March 31, 2023, reflecting a decrease in unfunded commitments during the quarter, primarily due to construction loan disbursements, as well as improvements in the underlying assumptions driving anticipated loss rates within the CECL model adopted January 1, 2023. Specifically, the gross domestic product assumption metric improved since implementation at the beginning of 2023. This compares to no loan loss provision for the three months ended March 31, 2022, which was estimated using the incurred loss method based on historical loss trends combined with qualitative adjustments.

The following table details activity and information related to the ACLL for the periods shown:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$15	$—
Net (charge-offs) recoveries	(944)	3
Allowance for credit losses on loans	17,396	15,127
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.1%
Total nonaccrual loans	2,633	1,233
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	660.7%	1226.8%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%
Total loans	$1,579,464	$1,385,716

Noninterest Income. Noninterest income decreased $69,000, or 2.9%, to $2.3 million for the three months ended March 31, 2023, from $2.4 million for the three months ended March 31, 2022. Other income increased due to a year-over-year increase of $107,000 in the recorded value of our equity and partnership fintech investments. Saleable mortgage loan production continues to be hindered by rising market rates on mortgage loans and a lack of single-family home inventory compared to the prior year, impacting the net gain on sale of loans. No investment securities sales were recorded during the current year compared to the same period in 2022.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,141	$1,173	$(32)	(2.7)%
Sold loan servicing fees and servicing right mark-to-market	493	432	61	14.1
Net gain on sale of loans	176	253	(77)	(30.4)
Net gain on sale of investment securities	—	126	(126)	(100.0)
Increase in cash surrender value of bank-owned life insurance	226	252	(26)	(10.3)
Other income	298	167	131	78.4
Total noninterest income	$2,334	$2,403	$(69)	(2.9)%

Noninterest Expense. Noninterest expense increased $40,000, or 0.3%, to $14.9 million for the three months ended March 31, 2023, compared to $14.8 million for the three months ended March 31, 2022. Compensation and benefits was lower due to a decrease in medical insurance and payroll tax expense as well as lower commissions and incentives paid and a reduction in workforce in the fourth quarter of 2022. The Bank received a premium refund of $436,000 in the first quarter of 2023 and has also transitioned to a self-insured medical plan in 2023. The payroll tax expense was reduced in the first quarter of 2023 by the recognition of a portion of the Employee Retention Credit received in March 2023. These decreases were partially offset by an increase in advertising related to strategic deposit gathering initiatives and additional corporate sponsorships. The increase over the three months ended March 31, 2022, also reflects increases in data processing and occupancy expenses associated with building enhanced technological infrastructure. Additionally, Quin Ventures expenses have decreased $446,000 compared to the first quarter of 2022, as a result of no Quin Ventures expense recorded for compensation, marketing, or professional fees during the first quarter of 2023.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,837	$8,803	$(966)	(11.0)%
Data processing	2,038	1,772	266	15.0
Occupancy and equipment	1,209	1,167	42	3.6
Supplies, postage, and telephone	355	313	42	13.4
Regulatory assessments and state taxes	389	361	28	7.8
Advertising	1,041	752	289	38.4
Professional fees	806	559	247	44.2
FDIC insurance premium	257	223	34	15.2
Other expense	939	881	58	6.6
Total noninterest expense	$14,871	$14,831	$40	0.3%

Provision for Income Tax. An income tax expense of $825,000 was recorded for the three months ended March 31, 2023, compared to $554,000 for the three months ended March 31, 2022, due to a year-over-year increase in income before taxes of $1.2 million. The current year provision includes accruals for both federal and state income taxes, resulting in a higher effective tax rate. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2023 and 2022. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2023			2022
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,534,312	$19,504	5.16%	$1,330,177	$14,536	4.43%
Total investment securities	328,364	3,182	3.93	359,436	2,275	2.57
FHLB dividends	11,175	192	6.97	5,311	52	3.97
Interest-earning deposits in banks	35,420	404	4.63	82,780	38	0.19
Total interest-earning assets (2)	1,909,271	23,282	4.95	1,777,704	16,901	3.86
Noninterest-earning assets	140,939			122,013
Total average assets	$2,050,210			$1,899,717

Interest-bearing liabilities:
Interest-bearing demand deposits (3)	$187,288	$194	0.42	$196,154	$17	0.04
Money market accounts	434,057	776	0.73	587,806	298	0.21
Savings accounts	219,366	376	0.70	194,721	26	0.05
Certificates of deposit	447,718	3,007	2.72	242,642	376	0.63
Total interest-bearing deposits	1,288,429	4,353	1.37	1,221,323	717	0.24
Advances	232,189	2,230	3.90	82,611	304	1.49
Subordinated debt	39,365	394	4.06	39,282	394	4.07
Total interest-bearing liabilities	1,559,983	6,977	1.81	1,343,216	1,415	0.43
Noninterest-bearing deposits (3)	294,235			328,304
Other noninterest-bearing liabilities	36,673			38,742
Total average liabilities	1,890,891			1,710,262
Average equity	159,319			189,455
Total average liabilities and equity	$2,050,210			$1,899,717

Net interest income		$16,305			$15,486
Net interest rate spread			3.14			3.43
Net earning assets	$349,288			$434,488
Net interest margin (4)			3.46			3.53
Average interest-earning assets to average interest-bearing liabilities	122.4%			132.3%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 1.12% and 0.19% for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended
	March 31, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$2,218	$2,750	$4,968
Investments	(197)	1,101	904
FHLB stock	57	83	140
Other (1)	(22)	388	366
Total interest-earning assets	$2,056	$4,322	$6,378

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1)	$175	$174
Money market accounts	(80)	557	477
Savings accounts	3	352	355
Certificates of deposit	319	2,307	2,626
Advances	550	1,380	1,930
Subordinated debt	1	(1)	—
Total interest-bearing liabilities	$792	$4,770	$5,562

Net change in interest income	$1,264	$(448)	$816

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2023 and the year ended December 31, 2022, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2023, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)

Certificates of deposit	$317,003	$140,063	$10,959	$—	$468,025
FHLB advances	259,000	50,000	20,000	—	329,000
Line of credit	11,000	—	—	—	11,000
Subordinated debt obligation	—	—	—	39,377	39,377
Operating leases	827	1,751	1,753	3,737	8,068
Borrower taxes and insurance	2,410	—	—	—	2,410
Deferred compensation	53	220	205	710	1,188
Total contractual obligations	$590,293	$192,034	$32,917	$43,824	$859,068

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2023:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$212	$—	$—	$—	$212
Variable-rate	241	—	—	—	241
Unfunded commitments under lines of credit or existing loans	78,209	26,441	3,971	94,099	202,720
Standby letters of credit	558	—	—	200	758
Total commitments	$79,220	$26,441	$3,971	$94,299	$203,931

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

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our interest-rate risk and investment policies. In the first quarter, we increased liquid assets in response to the recent stresses within the banking industry and related concerns regarding liquidity.

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2023, cash and cash equivalents totaling $140.6 million and unpledged securities classified as available-for-sale with a market value of $237.6 million provided additional sources of liquidity. The Bank pledged collateral of $520.6 million to support borrowings from the FHLB, with a remaining borrowing capacity of $190.8 million at March 31, 2023. The Bank also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB"), for which available-for-sale securities with a market value of $9.1 million were pledged as of March 31, 2023, with a remaining borrowing capacity of $8.7 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $9.0 million at March 31, 2023.

At March 31, 2023, we had $453,000 in loan commitments outstanding and $203.5 million in undisbursed loans and standby letters of credit, including $98.5 million in undisbursed construction loan commitments.

CDs due within one year as of March 31, 2023, totaled $317.0 million, or 67.7% of CDs with a weighted-average rate of 3.03%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 63% of deposit account balances held by consumers, 29% held by business and public fund depositors, and 8% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at March 31, 2023. We estimate that 80-85% of our retail customer deposit balances are below the $250,000 FDIC insurance limit or fully collateralized. The remaining uninsured deposits represent less than 5% of depositors. Management believes that maintaining a diversified deposit base is an important factor in managing liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2023, the Company, on an unconsolidated basis, had liquid assets of $638,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company has the ability to receive dividends or capital distributions from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2023, First Northwest had contributed $8.0 million to Quin Ventures pursuant to the terms of a capital financing agreement and related promissory note. Quil Ventures Inc. has agreed to repay the amount owed by Quin Ventures under the terms and conditions specified in a repayment and security agreement with First Northwest dated December 20, 2022.

Capital Resources

At March 31, 2023, shareholders' equity totaled $160.3 million, or 7.4% of total assets. Our book value per share of common stock was $16.57 at March 31, 2023, compared to $16.31 at December 31, 2022.

At March 31, 2023, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2023.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$215,874	10.4%	$82,921	4.0%	$103,651	5.0%
Common equity tier 1 (to risk-weighted assets)	$215,874	13.3	72,815	4.5	105,177	6.5
Tier 1 risk-based capital (to risk-weighted assets)	$215,874	13.3	97,086	6.0	129,448	8.0
Total risk-based capital (to risk-weighted assets)	$232,279	14.4	129,448	8.0	161,811	10.0

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain common equity tier 1 capital ("CET1") at an amount greater than the required minimum levels plus a capital conservation buffer of 2.5%.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike companies in many other industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the 2022 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2023 - January 31, 2023	1,186	$—	—	302,027
February 1, 2023 - March 1, 2023	6,441	15.28	6,441	295,586
March 2, 2023 - April 1, 2023	47,148	13.86	38,000	257,586
Total	54,775	$14.07	44,441

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 1,186 shares, 0 shares, and 9,148 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of March 31, 2023, a total of 765,834 shares, or 74.8% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $16.04 per share, leaving 257,586 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed 2023 Cash Incentive Plan	X
10.2*	Non-Employee Director Compensation Policy	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 12, 2023	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2023	/s/ Geraldine L. Bullard

Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)