Form 10-Q
period 2023-06-30
First Northwest Bancorp
filed 2023-08-11
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2023, there were 9,631,682 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, the terms, "we," "our," and "us," and "Company" refer to First Northwest Bancorp ("First Northwest"), its consolidated subsidiary and its former joint venture controlling interest, unless the context indicates otherwise. When we refer to "First Fed" or the "Bank" in this report, we are referring to First Fed Bank, the wholly owned subsidiary of First Northwest Bancorp. When we refer to "Quin" or "Quin Ventures" in this report, we are referring to Quin Ventures, Inc., a former First Northwest joint venture. First Northwest and the Bank are collectively referred to as the "Company." For periods prior to June 30, 2023, Company references also include Quin Ventures.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$19,294	$17,104
Interest-earning deposits in banks	59,008	28,492
Investment securities available for sale, at fair value	321,963	326,569
Loans held for sale	2,049	597
Loans receivable (net of allowance for credit losses on loans of $17,297 and $16,116)	1,620,863	1,531,435
Federal Home Loan Bank (FHLB) stock, at cost	12,621	11,681
Accrued interest receivable	7,480	6,743
Premises and equipment, net	18,140	18,089
Servicing rights on sold loans, at fair value	3,825	3,887
Bank-owned life insurance, net	40,066	39,665
Equity and partnership investments	14,569	14,289
Goodwill and other intangible assets, net	1,087	1,089
Deferred tax asset, net	15,031	14,091
Prepaid expenses and other assets	26,882	28,339
Total assets	$2,162,878	$2,042,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,653,122	$1,564,255
Borrowings	303,397	285,358
Accrued interest payable	1,367	455
Accrued expenses and other liabilities	44,286	32,344
Advances from borrowers for taxes and insurance	1,149	1,376
Total liabilities	2,003,321	1,883,788

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,633,496 shares at June 30, 2023, and 9,703,581 shares at December 31, 2022	96	97
Additional paid-in capital	95,360	95,508
Retained earnings	111,750	114,424
Accumulated other comprehensive loss, net of tax	(40,066)	(40,543)
Unearned employee stock ownership plan (ESOP) shares	(7,583)	(7,913)
Total parent's shareholders' equity	159,557	161,573
Noncontrolling interest in Quin Ventures, Inc.	—	(3,291)
Total shareholders' equity	159,557	158,282
Total liabilities and shareholders' equity	$2,162,878	$2,042,070

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans receivable	$21,299	$16,081	$40,803	$30,617
Interest on investment securities	3,336	2,715	6,518	4,990
Interest on deposits and other	617	46	1,021	84
FHLB dividends	222	119	414	171
Total interest income	25,474	18,961	48,756	35,862
INTEREST EXPENSE
Deposits	6,209	796	10,562	1,513
Borrowings	3,283	922	5,907	1,620
Total interest expense	9,492	1,718	16,469	3,133
Net interest income	15,982	17,243	32,287	32,729
Provision for (recapture of) credit losses	300	500	(200)	500
Net interest income after provision for (recapture of) credit losses	15,682	16,743	32,487	32,229
NONINTEREST INCOME
Loan and deposit service fees	1,064	1,091	2,205	2,264
Sold loan servicing fees and servicing rights mark-to-market	(191)	27	302	459
Net gain on sale of loans	58	231	234	484
Net (loss) gain on sale of investment securities	—	(8)	—	118
Increase in cash surrender value of bank-owned life insurance	190	213	416	465
Other income	590	668	888	835
Total noninterest income	1,711	2,222	4,045	4,625
NONINTEREST EXPENSE
Compensation and benefits	8,180	9,735	16,017	18,538
Data processing	2,080	1,870	4,118	3,642
Occupancy and equipment	1,214	1,432	2,423	2,599
Supplies, postage, and telephone	435	408	790	721
Regulatory assessments and state taxes	424	441	813	802
Advertising	929	1,405	1,970	2,157
Professional fees	884	629	1,690	1,188
FDIC insurance premium	313	211	570	434
Other expense	758	832	1,697	1,713
Total noninterest expense	15,217	16,963	30,088	31,794
Income before provision for income taxes	2,176	2,002	6,444	5,060
Provision for income taxes	475	467	1,300	1,021
Net income	1,701	1,535	5,144	4,039
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	75	953	160	1,255
Net income attributable to parent	$1,776	$2,488	$5,304	$5,294

Basic and diluted earnings per common share	$0.20	$0.27	$0.59	$0.58

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$1,701	$1,535	$5,144	$4,039

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(4,152)	(16,875)	639	(36,329)
Income tax benefit related to unrealized holding (losses) gains on investments	1,115	3,545	86	7,629
Amortization of unrecognized DB plan prior service cost	38	36	76	73
Income tax provision related to amortization of DB plan prior service cost	(8)	(7)	(16)	(15)
Unrealized holding gains (losses) on derivatives	1,336	—	(392)	—
Income tax (provision) benefit related to unrealized holding gains (losses) on derivatives	(287)	—	84	—
Reclassification adjustment for net (gains) losses on sales of securities realized in income	—	8	—	(118)
Income tax (provision) benefit related to reclassification adjustment on sales of securities	—	(1)	—	25
Other comprehensive (loss) income, net of tax	(1,958)	(13,294)	477	(28,735)
Comprehensive (loss) income	(257)	(11,759)	5,621	(24,696)
Comprehensive loss attributable to noncontrolling interest	(75)	(953)	(160)	(1,255)
Comprehensive (loss) income attributable to parent	$(182)	$(10,806)	$5,781	$(23,441)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2023 and 2022

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at March 31, 2022	10,003,622	$100	$96,473	$105,546	$(8,407)	$(15,153)	$(783)	$177,776
Net income				2,488			(953)	1,535
Common stock repurchased	(52,618)	(1)	(525)	(333)				(859)
Restricted stock award grants net of forfeitures	575	1	(1)					—
Restricted stock awards canceled	(1,407)	—	(27)					(27)
Other comprehensive loss, net of tax						(13,294)		(13,294)
Share-based compensation expense			479					479
ESOP shares committed to be released			80		165			245
Cash dividends declared ($0.07 per share)				(701)				(701)
Balance at June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154

Balance at March 31, 2023	9,674,055	$97	$95,333	$114,139	$(7,749)	$(38,108)	$(3,376)	$160,336
Net income				1,776			(75)	1,701
Common stock repurchased	(30,176)	(1)	(301)	(39)				(341)
Restricted stock award forfeitures net of grants	(8,911)	—	—					—
Restricted stock awards canceled	(1,472)	—	(17)					(17)
Other comprehensive loss, net of tax						(1,958)		(1,958)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			358					358
ESOP shares committed to be released			(13)		166			153
Cash dividends declared ($0.07 per share)				(675)				(675)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2023 and 2022

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480
Net income				5,294			(1,255)	4,039
Common stock repurchased	(52,618)	(1)	(525)	(333)				(859)
Restricted stock award grants net of forfeitures	40,418	1	(1)					—
Restricted stock awards canceled	(10,326)	—	(222)					(222)
Other comprehensive loss, net of tax						(28,735)		(28,735)
Reclassification resulting from change in accounting method, net of tax				424				424
Share-based compensation expense			890					890
ESOP shares committed to be released			206		330			536
Cash dividends declared ($0.14 per share)				(1,399)				(1,399)
Balance at June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				5,304			(160)	5,144
Common stock repurchased	(74,617)	(1)	(745)	(222)				(968)
Restricted stock award grants net of forfeitures	16,338	—	—					—
Restricted stock awards canceled	(11,806)	—	(162)					(162)
Other comprehensive income, net of tax						477		477
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			749					749
ESOP shares committed to be released			10		330			340
Cash dividends declared ($0.14 per share)				(1,354)				(1,354)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$5,144	$4,039
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	799	983
Amortization of core deposit intangible	2	7
Amortization and accretion of premiums and discounts on investments, net	711	898
(Accretion) amortization of deferred loan fees and purchased premiums, net	(160)	571
Amortization of debt issuance costs	39	39
Change in fair value of sold loan servicing rights	137	53
Additions to servicing rights on sold loans, net	(75)	(98)
(Recapture of) provision for credit losses	(200)	500
Allocation of ESOP shares	340	404
Share-based compensation expense	749	890
Gain on sale of loans, net	(234)	(484)
Gain on sale of securities available for sale, net	—	(118)
Increase in cash surrender value of life insurance, net	(416)	(465)
Origination of loans held for sale	(13,294)	(16,487)
Proceeds from sale of loans held for sale	12,076	17,035
Change in assets and liabilities:
Increase in accrued interest receivable	(737)	(513)
Decrease (increase) in prepaid expenses and other assets	1,299	(3,854)
Increase in accrued interest payable	912	68
Increase in accrued expenses and other liabilities	10,699	5,788
Net cash provided by operating activities	17,791	9,256

Cash flows from investing activities:
Purchase of securities available for sale	—	(78,409)
Proceeds from maturities, calls, and principal repayments of securities available for sale	4,535	19,565
Proceeds from sales of securities available for sale	—	12,685
Purchase of FHLB stock	(940)	(5,206)
Early surrender of bank-owned life insurance policy	15	—
Net increase in loans receivable	(91,792)	(112,363)
Purchase of premises and equipment, net	(850)	(2,442)
Capital contributions to equity and partnership investments	(209)	(6,979)
Capital disbursements received from equity and partnership investments	347	—
Capital contributions to historic tax credit partnerships	—	(1,829)
Net cash used by investing activities	(88,894)	(174,978)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Net increase in deposits	$88,867	$144
Proceeds from long-term FHLB advances	15,000	10,000
Repayment of long-term FHLB advances	(10,000)	—
Net increase in short-term FHLB advances	14,000	112,000
Net (decrease) increase in line of credit	(1,000)	8,000
Net decrease in advances from borrowers for taxes and insurance	(227)	(174)
Payment of dividends	(1,354)	(1,388)
Restricted stock awards canceled	(162)	(222)
Repurchase of common stock	(968)	(859)
Net cash provided by financing activities	104,156	127,501
Net increase (decrease) in cash and cash equivalents	33,053	(38,221)
Cash and cash equivalents at beginning of period	45,596	126,016
Cash and cash equivalents at end of period	$78,649	$87,795

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$15,557	$3,065
Cash paid for income taxes	$1,811	$1,110

Supplemental disclosures of noncash investing activities:
Change in unrealized gain (loss) on securities available for sale	$639	$(36,447)
Change in unrealized (loss) gain on cash flow hedges	$(392)	$—
Cumulative adjustment to servicing rights asset due to election of fair value option	$—	$538
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$(3,735)	$—

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

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, POM Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin Ventures"). First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures sold substantially all of its assets in December 2022 to Quil Ventures Inc., at which time POM returned the 29,719 shares previously issued and the Joint Venture Agreement was terminated. As part of the sale transaction, the Company received a 5% ownership stake in Quil Ventures Inc. valued at $225,000 and recorded a $1.5 million commitment receivable. In June 2023, First Northwest determined that Quin Ventures was no longer a going concern. The Company wrote off the remaining investment in Quin Ventures through retained earnings in accordance with applicable non-controlling interest accounting methods. The noncontrolling interest in Quin Ventures balance was moved to retained earnings, with no change to total shareholders' equity as a result of the transaction.

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

First Northwest and the Bank are collectively referred to as the "Company." For periods prior to June 30, 2023, Company references also include Quin Ventures.

First Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Fed and former controlling interest in Quin Ventures. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank for balance sheet related disclosures and the Bank and Quin Ventures for income statement related disclosures.

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for future periods.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest; its wholly owned subsidiary, First Fed, and its former controlling interest in Quin Ventures. All material intercompany accounts and transactions have been eliminated in consolidation. Through June 2023, First Northwest and POM shared equal ownership in Quin Ventures; however, it was previously determined that First Northwest had a controlling interest for financial reporting purposes under Accounting Standards Codification 810. The Quin Ventures net loss allocable to POM is shown on the financial statements where applicable through a noncontrolling interest adjustment.

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate.

Recently adopted accounting pronouncements

Credit Losses
On January 1, 2023, the Company adopted FASB ASU 2016- 13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the CECL adoption made changes to the accounting for investment securities available for sale.

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

Allowance for Credit Losses on Loans

The ACL on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Income.

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

Summary of CECL Impact:

Investment Securities - As of December 31, 2022, the Company had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to decreases in market interest rates on floating rate investment securities since the purchase of the securities and the fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at January 1, 2023, 23.9% of the investment securities were issued by or guaranteed by the United States government or its agencies, 30.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no allowance for credit losses on investment securities available for sale was recorded upon adoption. See Note 2 Investment Securities for more information.

Loan Receivable - ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACLL on the Consolidated Balance Sheet and replaced the related provision for loan losses with the provision for credit losses on loans as presented on the Consolidated Statements of Income, net of provision for credit losses on unfunded commitments.

The Bank recorded a pretax increase to the ACLL of $2.2 million to increase the reserve to the estimated credit losses at January 1, 2023 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. Upon adoption, the adjusted beginning balance of the ACLL as a percentage of loans receivable was 1.18% as compared to 1.04% at December 31, 2022 under the prior incurred loss methodology. At June 30, 2023, the ACLL as a percentage of loans receivable was 1.06%.

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

Troubled Debt Restructurings

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancing and restructuring activity by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company recorded gross charge-offs of $1.9 million in the first half of 2023 and recoveries for the same period were $594,000. See table in Note 3 for additional information.

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

Recently issued accounting pronouncements not yet adopted

Other Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, which reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 31, 2022, FASB issued ASU 2022-06, which deferred the sunset date for Topic 848 to December 31, 2024. The Company is implementing a transition plan to identify and modify its loans and other financial instruments that are either directly or indirectly influenced by LIBOR. The Company is in the process of evaluating ASU No. 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, with no expected material impact on the Company's financial statements.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at June 30, 2023 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,514	$—	$(19,011)	$100,503
U.S. Treasury notes	2,475	—	(111)	2,364
International agency issued bonds (Agency bonds)	1,960	—	(243)	1,717
Corporate issued debt securities (Corporate debt)	60,595	—	(6,921)	53,674
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	85,613	—	(14,048)	71,565
Non-agency issued mortgage-backed securities (MBS non-agency)	99,781	—	(7,641)	92,140
Total securities available for sale	$369,938	$—	$(47,975)	$321,963

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

There were no securities classified as held-to-maturity at  June 30, 2023 and  December 31, 2022.

Accrued interest receivable on available-for-sale debt securities totaled $2.1 million and $2.0 million as of June 30, 2023 and  December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(10)	$435	$(19,001)	$99,767	$(19,011)	$100,202
U.S. Treasury notes	—	—	(111)	2,364	(111)	2,364
Agency bonds	—	—	(243)	1,717	(243)	1,717
Corporate debt	(723)	7,777	(6,198)	45,897	(6,921)	53,674
Mortgage-backed securities:
MBS agency	(1)	1,793	(14,047)	69,772	(14,048)	71,565
MBS non-agency	—	—	(7,641)	92,140	(7,641)	92,140
Total available for sale	$(734)	$10,005	$(47,241)	$311,657	$(47,975)	$321,662

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

There were 8 available-for-sale securities with unrealized losses of less than one year, and 174 available-for-sale securities with an unrealized loss of more than one year at June 30, 2023. There were 113 available-for-sale securities with unrealized losses of less than one year, and 69 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at June 30, 2023, or December 31, 2022.

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

	June 30, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$27,322	$26,940
Due after one through five years	17,148	16,315
Due after five through ten years	11,033	10,124
Due after ten years	129,891	110,326
Total mortgage-backed securities	185,394	163,705
All other investment securities:
Due within one year	—	—
Due after one through five years	20,711	19,151
Due after five through ten years	66,069	57,302
Due after ten years	97,764	81,805
Total all other investment securities	184,544	158,258
Total investment securities	$369,938	$321,963

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$13,762	$13,490
Due after one through five years	28,890	27,808
Due after five through ten years	13,436	12,165
Due after ten years	133,981	115,491
Total mortgage-backed securities	190,069	168,954
All other investment securities:
Due within one year	—	—
Due after one through five years	20,700	18,957
Due after five through ten years	64,211	57,523
Due after ten years	100,203	81,135
Total all other investment securities	185,114	157,615
Total investment securities	$375,183	$326,569

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales	$—	$2,233	$—	$12,685
Gross realized gains	—	—	—	128
Gross realized losses	—	(8)	—	(10)

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

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $14.2 million as of  June 30, 2023 and $13.2 million as of  December 31, 2022. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $5.4 million as of  June 30, 2023 and $4.7 million as of  December 31, 2022, and was reported in accrued interest receivable on the consolidated balance sheets.

The amortized cost of loans receivable, net of ACLL, consisted of the following at the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Real Estate:
One-to-four family	$365,600	$343,559
Multi-family	296,561	252,745
Commercial real estate	375,961	388,884
Construction and land	157,060	193,646
Total real estate loans	1,195,182	1,178,834
Consumer:
Home equity	58,895	52,877
Auto and other consumer	253,950	238,913
Total consumer loans	312,845	291,790
Commercial business loans	130,133	76,927
Total loans receivable	1,638,160	1,547,551
Less:
Allowance for credit losses on loans (1)	17,297	16,116
Total loans receivable, net	$1,620,863	$1,531,435

(1) Allowance for credit losses on loans in 2023 reported using the CECL method and in 2022 reported using the incurred loss method.

Nonaccrual Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For those loans placed on non-accrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	June 30, 2023			December 31, 2022
	Collateral Dependent Loans	Non-Collateral Dependent Loans	Total Nonaccrual Loans	Total Nonaccrual Loans (1)
	(In thousands)
One-to-four family	$1,475	$305	$1,780	$954
Commercial real estate	41	—	41	53
Construction and land	—	12	12	15
Home equity	31	214	245	196
Auto and other consumer	—	476	476	575
Total nonaccrual loans	$1,547	$1,007	$2,554	$1,793
(1) Presentation of December 31, 2022, balances is in accordance with pre-CECL disclosure requirements.

Interest income recognized on a cash basis on nonaccrual loans for the three and six months ended June 30, 2023, was $18,000 and $26,000, respectively.

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

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at  June 30, 2023 or  December 31, 2022.

The following table presents the amortized cost of past due loans by segment and class as of June 30, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$—	$921	$921	$364,679	$365,600
Multi-family	—	—	—	—	296,561	296,561
Commercial real estate	—	—	—	—	375,961	375,961
Construction and land	—	—	18	18	157,042	157,060
Total real estate loans	—	—	939	939	1,194,243	1,195,182
Consumer:
Home equity	—	14	91	105	58,790	58,895
Auto and other consumer	1,359	299	479	2,137	251,813	253,950
Total consumer loans	1,359	313	570	2,242	310,603	312,845
Commercial business loans	106	—	—	106	130,027	130,133
Total loans	$1,465	$313	$1,509	$3,287	$1,634,873	$1,638,160

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  June 30, 2023, as well as gross charge-off activity for the six months ended June 30, 2023. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass	$2,990	$83,795	$118,693	$72,169	$14,247	$69,979	$—	$361,873
Watch	—	—	—	592	—	723	—	1,315
Special Mention	—	—	—	303	—	106	—	409
Substandard	—	—	—	329	487	1,187	—	2,003
Total one-to-four family	2,990	83,795	118,693	73,393	14,734	71,995	—	365,600
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Multi-family
Pass	22,960	103,162	81,072	59,041	8,637	5,422	—	280,294
Watch	—	—	15,268	—	—	999	—	16,267
Total multi-family	22,960	103,162	96,340	59,041	8,637	6,421	—	296,561
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	21,721	89,951	105,753	83,355	13,604	24,688	—	339,072
Watch	3,908	—	12,434	6,901	3,607	1,026	—	27,876
Special Mention	—	—	6,591	—	—	—	—	6,591
Substandard	—	40	—	2,382	—	—	—	2,422
Total commercial real estate	25,629	89,991	124,778	92,638	17,211	25,714	—	375,961
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Construction and Land
Pass	24,924	62,714	49,563	772	570	2,740	—	141,283
Watch	889	—	—	—	—	17	—	906
Substandard	14,859	—	—	—	—	12	—	14,871
Total construction and land	40,672	62,714	49,563	772	570	2,769	—	157,060
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Home Equity
Pass	3,663	7,566	5,014	3,249	1,655	3,928	33,191	58,266
Watch	—	—	—	—	—	—	200	200
Special Mention	—	—	—	—	—	71	113	184
Substandard	—	—	32	61	—	—	152	245
Total home equity	3,663	7,566	5,046	3,310	1,655	3,999	33,656	58,895
Gross charge-offs during the period	—	—	—	—	—	11	—	11
Other Consumer
Pass	29,846	80,899	70,123	32,924	16,962	20,269	443	251,466
Watch	16	727	630	194	33	85	—	1,685
Special Mention	—	236	20	61	4	—	—	321
Substandard	13	308	—	—	150	7	—	478
Total other consumer	29,875	82,170	70,773	33,179	17,149	20,361	443	253,950
Gross charge-offs during the period	—	1,760	4	1	11	91	59	1,926
Commercial business
Pass	18,543	24,350	11,783	3,024	523	28,300	33,363	119,886
Watch	—	10	485	1,008	—	—	—	1,503
Special Mention	—	—	—	315	—	1,989	3,741	6,045
Substandard	—	—	—	29	—	185	2,485	2,699
Total commercial business	18,543	24,360	12,268	4,376	523	30,474	39,589	130,133
Gross charge-offs during the period	—	—	—	—	—	—	—	—
Total loans
Pass	124,647	452,437	442,001	254,534	56,198	155,326	66,997	1,552,140
Watch	4,813	737	28,817	8,695	3,640	2,850	200	49,752
Special Mention	—	236	6,611	679	4	2,166	3,854	13,550
Substandard	14,872	348	32	2,801	637	1,391	2,637	22,718
Total loans	$144,332	$453,758	$477,461	$266,709	$60,479	$161,733	$73,688	$1,638,160
Total gross charge-offs during the period	$—	$1,760	$4	$1	$11	$102	$59	$1,937

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

Individually Evaluated Loans. The Company evaluates loans collectively for purposes of determining the ACLL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded. Changes in the ACLL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of June 30, 2023, $1.5 million of loans were individually evaluated with no ACLL attributed to such loans. At June 30, 2023, all individually evaluated loans were evaluated based on the underlying value of the collateral and none were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at June 30, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of June 30, 2023:

	Collateral Type
	Single Family Residence	Warehouse	Total
	(In thousands)
One-to-four family	$1,475	$—	$1,475
Commercial real estate	—	41	41
Home equity	31	—	31
Total collateral dependent loans	$1,506	$41	$1,547

Troubled debt restructuring. Prior to the implementation of CECL on January 1, 2023, a loan was identified as a TDR when a loan to a borrower who was experiencing financial difficulty was modified from its original terms and conditions in such a way that the Bank granted the borrower a concession of some kind. First Fed had granted a variety of concessions to borrowers in the form of loan modifications. The modifications were generally related to the loan's interest rate, term and payment amount or a combination thereof.

The following table is a summary of information pertaining to TDR loans included in impaired loans at the date indicated, in accordance with pre-CECL disclosure requirements:

December 31, 2022
(In thousands)
Total TDR loans	$1,753
Allowance for credit losses on loans related to TDR loans	21
Total nonaccrual TDR loans	29

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three and six months ended June 30, 2022.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three and six months ended June 30, 2022.

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

During the three and six months ended June 30, 2023, there were no MLTB.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended June 30, 2023
	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,903	$—	$4	$105	$3,012
Multi-family	1,045	—	—	(4)	1,041
Commercial real estate	2,979	—	—	(55)	2,924
Construction and land	2,782	—	—	(247)	2,535
Home equity	1,084	—	5	36	1,125
Auto and other consumer	4,689	(972)	564	514	4,795
Commercial business	1,914	—	—	(49)	1,865
Total	$17,396	$(972)	$573	$300	$17,297

	At or For the Six Months Ended June 30, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$4	$94	$3,012
Multi-family	2,468	(1,449)	1,019	—	—	22	1,041
Commercial real estate	4,217	(604)	3,613	—	—	(689)	2,924
Construction and land	2,344	1,555	3,899	—	—	(1,364)	2,535
Home equity	549	346	895	(11)	5	236	1,125
Auto and other consumer	2,024	2,381	4,405	(1,926)	585	1,731	4,795
Commercial business	786	794	1,580	—	—	285	1,865
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(1,937)	$594	$315	$17,297

The increase in the ACLL during the three months ended June 30, 2023, of $300,000 is reflective of $399,000 in net charge-offs. Charge-offs during the second quarter of 2023 were mainly concentrated in unsecured consumer loans purchased through the Splash program.

The $315,000 provision for ACLL for the six months ended June 30, 2023, is reflective of $1.3 million of year-to-date net charge-offs, partially offset by the provision for credit losses estimate. The recovery of provision for credit losses during the six months ended June 30, 2023, can be attributed to an improvement in the U.S. gross domestic product assumption since the implementation of CECL at the beginning of 2023.

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

Interest income recognized on a cash basis on impaired loans for the three and six months ended June 30, 2022, was $41,000 and $100,000, respectively, under the incurred loss methodology.

Allowance for Credit Losses on Unfunded Loan Commitments. The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities on the consolidated balance sheets. The allowance for off-balance sheet commitments was $1.3 million at June 30, 2023, a decrease compared to $1.9 million at the adoption of CECL on January 1, 2023. Included in the year-to-date provision for credit loss expense was a provision recapture for off-balance sheet commitments of $515,000 for both the three and six months ended June 30, 2023, attributable to lower unfunded commitments, primarily due to construction loan disbursements.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$280,475	—%	$315,083	—%
Interest-bearing demand deposits	179,029	0.50%	193,558	0.01%
Money market accounts	374,269	1.10%	473,009	0.58%
Savings accounts	260,279	1.41%	200,920	0.26%
Certificates of deposit	559,070	3.55%	381,685	2.19%
Total deposits	$1,653,122	1.73%	$1,564,255	0.74%

Brokered certificates of deposit of $179.6 million and $133.9 million are included in the June 30, 2023 and December 31, 2022 certificates of deposit totals above, respectively. The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2023 and December 31, 2022, were $157.1 million and $96.6 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Within one year or less	$422,485	$262,189
After one year through two years	104,285	69,967
After two years through three years	16,339	37,032
After three years through four years	11,195	7,409
After four years through five years	4,766	5,088
Total certificates of deposit	$559,070	$381,685

At  June 30, 2023 and December 31, 2022, deposits included $112.1 million and $93.3 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  June 30, 2023, to secure public deposits and pledged investment securities with a carrying value of $57.1 million were pledged as collateral for these deposits at  December 31, 2022. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  June 30, 2023 and December 31, 2022, were funds held by federally recognized tribes totaling $18.9 million and $10.3 million, respectively. Investment securities with a carrying value of $21.9 million and $23.6 million were pledged as collateral for these deposits at  June 30, 2023 and December 31, 2022, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Demand deposits	$201	$25	$395	$42
Money market accounts	944	323	1,720	621
Savings accounts	762	26	1,138	52
Certificates of deposit	4,302	422	7,309	798
Total interest expense on deposits	$6,209	$796	$10,562	$1,513

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 45% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $917.8 million and $753.7 million at  June 30, 2023 and December 31, 2022, respectively.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $8.7 million and $8.6 million at  June 30, 2023 and December 31, 2022, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $9.2 million and $9.0 million were pledged to the FRB at  June 30, 2023 and December 31, 2022, respectively.

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

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 18, 2024, with the option for one 364-day extension.

In June 2023, First Fed established a Bank Term Funding ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. Available borrowing capacity was $18.7 million at  June 30, 2023. No funds have been borrowed to date. Investment securities with a carrying value of $17.0 million were pledged to secure the BTFP at  June 30, 2023.

The following table sets forth information regarding our borrowings at the end of and during the six months ended June 30, 2023. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$85,000	$163,000	$5,000	$11,000	$39,397
Maximum outstanding at any month-end	85,000	189,000	95,000	11,000	39,397
Average monthly outstanding during the period	82,500	133,500	45,833	10,718	39,374
Weighted-average daily interest rates
Annual	1.90%	4.97%	5.07%	8.94%	4.04%
Period End	2.08%	5.35%	5.27%	8.75%	4.04%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at June 30, 2023 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$20,000	2.30%
After one year through two years	30,000	2.48
After two years through three years	15,000	1.49
After three years through four years	10,000	1.63
After four years through five years	10,000	1.76
Total FHLB long-term advances	$85,000	2.08%

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

The effective tax rates were 20.2% and 20.2% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2023 and 2022 of 21%, largely due to the nontaxable earnings on bank-owned life insurance and tax-exempt interest income earned on certain investment securities and loans. In the second quarter of 2022, the Company began accruing a provision for income tax for certain states in which we have employees and collateral for loans, thereby creating a nexus in those states for income tax purposes.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$1,776	$2,488	$5,304	$5,294
Earnings allocated to participating securities	(9)	(25)	(28)	(55)
Earnings allocated to common shareholders	$1,767	$2,463	$5,276	$5,239
Basic:
Weighted average common shares outstanding	9,667,380	9,849,265	9,684,673	9,846,086
Weighted average unvested restricted stock awards	(139,760)	(92,626)	(152,474)	(95,390)
Weighted average unallocated ESOP shares	(613,265)	(661,745)	(619,841)	(668,323)
Total basic weighted average common shares outstanding	8,914,355	9,094,894	8,912,358	9,082,373
Diluted:
Basic weighted average common shares outstanding	8,914,355	9,094,894	8,912,358	9,082,373
Dilutive restricted stock awards	17,031	71,237	19,759	84,942
Total diluted weighted average common shares outstanding	8,931,386	9,166,131	8,932,117	9,167,315
Basic earnings per common share	$0.20	$0.27	$0.59	$0.58
Diluted earnings per common share	$0.20	$0.27	$0.59	$0.58

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2023 and 2022, antidilutive shares as calculated under the treasury stock method totaled 14,987 and 1,186, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. A $835,000 principal and interest payment was made by the ESOP during the six months ended June 30, 2023.

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

Compensation expense related to the ESOP for the three months ended June 30, 2023 and 2022, was $153,000 and $245,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2023 and 2022, was $340,000 and $536,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Allocated shares	439,174	386,285
Committed to be released shares	—	26,442
Unallocated shares	608,855	635,302
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$6,929	$9,758

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  June 30, 2023, there were 290,029 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  June 30, 2023, there were no shares available for grant under the 2015 EIP. At this date, there are 42,400 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 29,349 and 53,343 shares of restricted stock awarded, respectively, during the six months ended June 30, 2023 and 2022. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended June 30, 2023 and 2022, total compensation expense for the equity incentive plans was $358,000 and $479,000, respectively. Included in the compensation expense for the three months ended June 30, 2023 and 2022, was directors' equity compensation of $73,000 and $84,000, respectively.

For the six months ended June 30, 2023 and 2022, total compensation expense for the equity incentive plans was $749,000 and $890,000, respectively. Included in the compensation expense for the six months ended June 30, 2023 and 2022, was directors' equity compensation of $131,000 and $139,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2023	149,054	$16.56
Granted	2,300	10.68
Vested	(5,753)	14.81
Canceled (1)	(1,472)	14.81
Forfeited	(11,211)	17.14
Non-vested at June 30, 2023	132,918	$16.50

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Six Months Ended
	June 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	166,839	$17.78
Granted	29,349	14.09
Vested	(38,453)	19.12
Canceled (1)	(11,806)	19.12
Forfeited	(13,011)	17.29
Non-vested at June 30, 2023	132,918	$16.50

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2023, there was $1.5 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.43 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,014	$95,489	$—	$100,503
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,717	—	1,717
Corporate debt	5,414	48,260	—	53,674
MBS agency	—	71,565	—	71,565
MBS non-agency	—	62,762	29,378	92,140
Sold loan servicing rights	—	—	3,825	3,825
Partnership investments	—	—	12,733	12,733
Total assets measured at fair value	$12,792	$279,793	$45,936	$338,521
Financial Liabilities
Interest rate swap derivative	$—	$392	$—	$392

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$4,913	$93,137	$—	$98,050
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,702	—	1,702
Corporate debt	5,326	50,173	—	55,499
MBS agency	—	75,648	—	75,648
MBS non-agency	—	63,707	29,599	93,306
Sold loan servicing rights	—	—	3,887	3,887
Partnership investments	—	—	12,563	12,563
Total assets measured at fair value	$12,603	$284,367	$46,049	$343,019

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

June 30, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,825	Discounted cash flow	Constant prepayment rate	4.84% - 40.04% (8.04%)
			Discount rate	11.63% - 14.35% (12.52%)
MBS non-agency	$29,378	Consensus pricing	Offered quotes	97.5 - 99.5
			Comparability adjustments (%)	-1.04% - 0.95%
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis at the dates indicated:

	As of or For the Three Months Ended June 30, 2023
	Balance at beginning of period	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$4,224	$7	$(406)	$3,825
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Six Months Ended June 30, 2023
	Balance at beginning of period	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$3,887	$75	$(137)	$3,825
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended June 30, 2022
	Balance at beginning of period	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$4,046	$42	$(223)	$3,865
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Six Months Ended June 30, 2022
	Election of Fair Value Option for Servicing Rights at January 1, 2022	Servicing rights that result from transfers and sale of financial assets	Changes in fair value due to changes in model inputs or assumptions (1)	Balance at end of period
	(In thousands)
Sold loan servicing rights	$3,820	$98	$(53)	$3,865
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Six Months Ended June 30, 2023
	Balance at beginning of period	Transfers Into Level 3	Purchases	Unrealized (Losses) Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$29,599	$—	$—	$(221)	$29,378
Partnership investments	12,563	—	—	170	12,733

	As of or For the Year Ended December 31, 2022
	Balance at beginning of period	Transfers Into Level 3 (1)	Purchases	Unrealized Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$—	$29,599	$—	$—	$29,599
Sold loan servicing rights	—	12,490	—	73	12,563
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

At  June 30, 2023 and December 31, 2022, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$78,302	$78,302	$78,302	$—	$—
Investment securities available for sale	321,963	321,963	12,792	279,793	29,378
Loans held for sale	2,049	2,049	—	2,049	—
Loans receivable, net	1,620,863	1,509,311	—	—	1,509,311
FHLB stock	12,621	12,621	—	12,621	—
Accrued interest receivable	7,480	7,480	—	7,480	—
Sold loan servicing rights, at fair value	3,825	3,825	—	—	3,825
Partnership investments	12,733	12,733	—	—	12,733
Financial liabilities
Demand deposits	$1,094,052	$1,094,052	$1,094,052	$—	$—
Time deposits	559,070	551,012	—	—	551,012
FHLB Borrowings	253,000	247,846	—	—	247,846
Line of Credit	11,000	11,047	—	—	11,047
Subordinated debt, net	39,397	40,164	—	—	40,164
Accrued interest payable	1,367	1,367	—	1,367	—
Interest rate swap derivative	392	392	—	392	—

	December 31, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,596	$45,596	$45,596	$—	$—
Investment securities available for sale	326,569	326,569	12,603	284,367	29,599
Loans held for sale	597	597	—	597	—
Loans receivable, net	1,531,435	1,461,470	—	—	1,461,470
FHLB stock	11,681	11,681	—	11,681	—
Accrued interest receivable	6,743	6,743	—	6,743	—
Sold loan servicing rights, at fair value	3,887	3,887	—	—	3,887
Partnership investments	12,563	12,563	—	—	12,563
Financial liabilities
Demand deposits	1,182,570	$1,182,570	$1,182,570	$—	$—
Time deposits	381,685	372,865	—	—	372,865
FHLB Borrowings	234,000	229,103	—	—	229,103
Line of Credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,358	38,841	—	—	38,841
Accrued interest payable	455	455	—	455	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at March 31, 2022	$(13,330)	$(1,823)	$—	$(15,153)
Other comprehensive loss before reclassification	(13,330)	—	—	(13,330)
Amounts reclassified from accumulated other comprehensive income	7	29	—	36
Net other comprehensive (loss) income	(13,323)	29	—	(13,294)
Balance at June 30, 2022	$(26,653)	$(1,794)	$—	$(28,447)

Balance at March 31, 2023	$(34,642)	$(2,109)	$(1,357)	$(38,108)
Other comprehensive loss before reclassification	(3,037)	—	1,049	(1,988)
Amounts reclassified from accumulated other comprehensive income	—	30	—	30
Net other comprehensive (loss) income	(3,037)	30	1,049	(1,958)
Balance at June 30, 2023	$(37,679)	$(2,079)	$(308)	$(40,066)

Balance at December 31, 2021	$2,140	$(1,852)	$—	$288
Other comprehensive loss before reclassification	(28,700)	—	—	(28,700)
Amounts reclassified from accumulated other comprehensive income	(93)	58	—	(35)
Net other comprehensive (loss) income	(28,793)	58	—	(28,735)
Balance at June 30, 2022	$(26,653)	$(1,794)	$—	$(28,447)

Balance at December 31, 2022	$(38,404)	$(2,139)	$—	$(40,543)
Other comprehensive income before reclassification	725	—	(308)	417
Amounts reclassified from accumulated other comprehensive income	—	60	—	60
Net other comprehensive income	725	60	(308)	477
Balance at June 30, 2023	$(37,679)	$(2,079)	$(308)	$(40,066)

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

At June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company had no fair value hedges at December 31, 2022.

Line item in the income statement in which the hedged item is included	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In thousands)
June 30, 2023
Investment securities (1)	$50,392	$392
Total	$50,392	$392

(1) These amounts include the amortized cost basis of closed portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $50.1 million, the cumulative basis adjustments associated with these hedging relationships was $392,000, and the amounts of the designated hedged items were $50.0 million.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
June 30, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$351

The following table summarizes the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Total amounts recognized in interest on investment securities	$3,336	$2,715	$6,518	$4,990
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(1,336)	$—	$392	$—
Recognized on derivatives designated as hedging instruments	1,443	—	(254)	—
Net income recognized on fair value	$107	$—	$138	$—

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

The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50.0 million should the fair value of outstanding derivatives per counterparty be greater than $50.0 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of June 30, 2023, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $351,000. Accordingly, the Company posted collateral in the form of restricted cash of $2.2 million as a result of these contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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
•

results of examinations by the Washington State Department of Financial Institutions, Department of Banks, the Federal Deposit Insurance Corporation, Federal Reserve Bank of San Francisco, or other regulatory authorities, which could result in restrictions that may adversely affect our liquidity and earnings;

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

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include several limited partnership investments, including a 33% interest in The Meriwether Group, LLC ("MWG"). The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has also entered into partnerships to strategically invest in fintech-related businesses, which may result in the development of additional investment opportunities.

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 16 locations including 12 full-service branches and four business centers in Clallam, Jefferson, King, Kitsap, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a fully array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Meriwether Group Capital Hero Fund LP ("Hero Fund"). The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. MWG also holds a 20% interest in MWGC. In addition, First Northwest has a limited partnership investment in the Hero Fund.

First Northwest is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by several factors, including interest rates paid on competing deposits, alternative investment options available to our customers, account maturities, the number and quality of our deposit originators, digital delivery systems, branding and customer acquisition, and the overall level of personal income and savings in the markets where we do business. Lending activities are influenced by the demand and pricing for loan funds, our credit policies, the number and quality of our lenders and credit underwriters, digital delivery systems, branding and customer acquisition, and regional economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in our asset and liability mix, market and portfolio interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income for the Company is noninterest income, which includes revenue earned from providing products and services, including service charges on deposit accounts, late and other charges on loans, mortgage banking income, loan sales and servicing income, interest rate swap fee income, earnings from bank-owned life insurance, investment services income, gains and losses from sales of securities, and changes in the market value of our equity and partnership investments.

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our loan portfolio through the ACL. A recapture of previously recognized provision for credit losses may be added to net income as the underlying assumptions driving anticipated loss rates within the CECL model improve, such as the United States unemployment and gross domestic product metrics, or receipt of recoveries for amounts previously charged off.

Noninterest expenses we incur in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and other customer acquisition expenses, legal and other professional fees, expenses related to real estate and personal property owned, and other expenses.

Critical Accounting Policies

On January 1, 2023, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as the Current Expected Credit Loss or CECL model. In conjunction with the adoption of CECL, the Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For additional information on these ASUs, see "Note 1 - Basis of Presentation and Critical Accounting Policies - Recently adopted accounting pronouncements" of the Notes to the Consolidated Financial Statements included in Part I. Item 1 of this report.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Assets. Total assets increased to $2.16 billion, or 5.9%, at June 30, 2023, from $2.04 billion at December 31, 2022.

Cash and cash equivalents increased by $32.7 million, or 71.7%, to $78.3 million as of June 30, 2023, compared to $45.6 million as of December 31, 2022. Cash increased during the current year as the Bank increased balance sheet liquidity in response to stresses within the banking industry and related concerns with respect to liquidity and uncertainty around deposit retention.

Investment securities decreased $4.6 million, or 1.4%, to $322.0 million at June 30, 2023, from $326.6 million at December 31, 2022. Normal payments and prepayment activity were partially offset by a mark-to-market valuation increase of $639,000 primarily related to an improved outlook on the municipal bond portfolio. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.8 years as of June 30, 2023, compared to 8.2 years as of December 31, 2022, and had an estimated average repricing term of 7.0 years as of June 30, 2023, compared to 7.1 years as of December 31, 2022, based on the interest rate environment at those times. The effective duration of the investment portfolio was 5.2 years at June 30, 2023, compared to 5.1 years at December 31, 2022. We believe prepayment activity may continue to slow if interest rates continue to rise, extending the projected duration and causing additional deterioration to the market value of our securities portfolio.

The investment portfolio was composed of 49.9% in amortizing securities at June 30, 2023, compared to 50.8% at December 31, 2022. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is impacted by prevailing mortgage interest rates. The Company maintains a focus on enhancing the mix of earning assets by increasing loans as a percentage of earning assets; however, we may continue to purchase investment securities as a source of additional interest income. Securities are sold to provide liquidity, improve long-term portfolio yields and manage interest rate risk in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $89.4 million to $1.62 billion at June 30, 2023, from $1.53 billion at December 31, 2022. During the six months ended June 30, 2023, commercial business loans increased $53.2 million, as a result of a $23.9 million funding to the Northpointe Mortgage Purchase Program ("Northpointe MPP"), $15.2 million of Bankers Healthcare Group loan purchases and $14.1 million of organic originations and draws on existing commitments in excess of payoffs and scheduled payments. Multi-family loans increased $43.8 million through new originations totaling $19.1 million, and $32.7 million of construction loans converting into permanent amortizing loans, including $12.4 million of acquisition-renovation loans. One-to-four family residential loans increased $22.0 million during the first six months of 2023 as a result of $3.3 million in new amortizing loan originations and $38.9 million of residential construction loans that converted to permanent amortizing loans, partially offset by loan payoffs totaling $13.7 million and $7.7 million of scheduled payments received. Auto and other consumer loans increased $15.0 million, due to a $14.3 million purchase of a pool of manufactured home loans, $1.6 million in individual manufactured home loan purchases and a net increase in auto loans of $1.5 million, offset by payment activity. Home equity loans increased $6.0 million as a result of $3.7 million in new fixed-rate originations and $3.8 million in new home equity lines of credit, offset by payment activity. Commercial real estate loans decreased $12.9 million, with early payoffs and scheduled payments in excess of the $4.3 million from construction loans that converted into permanent amortizing loans.

Construction and land loans decreased $36.6 million, or 18.9%, to $157.1 million at June 30, 2023, from $193.7 million at December 31, 2022, with $76.0 million converting into fully amortizing loans and additional decreases from loans being paid in full, partially offset by draws on new and existing loans. Construction loans in the portfolio are geographically dispersed throughout western Washington with two loans in Oregon and two loans in Idaho. We manage construction lending by utilizing a licensed third-party vendor to assist us in monitoring the progress toward completion of our construction projects. We continue to monitor the impact of supply chain challenges, inflation and consumer demand in a rising interest rate environment on completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At June 30, 2023, acquisition-renovation loans of $7.3 million were included in the construction loan total compared to $19.3 million at December 31, 2022. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans, we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects. At June 30, 2023, 40% of construction commitments were for one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$21,899	$60,701	$7,774	$540	$—	$90,914
Multi-family residential	—	85,563	9,130	415	3,592	98,700
Commercial acquisition-renovation	—	7,861	—	—	—	7,861
Commercial real estate	503	31,341	—	—	—	31,844
Total commitment	$22,402	$185,466	$16,904	$955	$3,592	$229,319

Construction Funds Disbursed
One-to-four family residential	$11,788	$31,639	$3,480	$170	$—	$47,077
Multi-family residential	—	64,795	5,436	85	3,071	73,387
Commercial acquisition-renovation	—	7,285	—	—	—	7,285
Commercial real estate	454	21,707	—	—	—	22,161
Total disbursed	$12,242	$125,426	$8,916	$255	$3,071	$149,910

Undisbursed Commitment
One-to-four family residential	$10,111	$29,062	$4,294	$370	$—	$43,837
Multi-family residential	—	20,768	3,694	330	521	25,313
Commercial acquisition-renovation	—	576	—	—	—	576
Commercial real estate	49	9,634	—	—	—	9,683
Total undisbursed	$10,160	$60,040	$7,988	$700	$521	$79,409

Land Funds Disbursed
One-to-four family residential	$3,650	$3,201	$412	$—	$—	$7,263
Commercial real estate	—	355	—	—	—	355
Total disbursed for land	$3,650	$3,556	$412	$—	$—	$7,618
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$39,031	$75,745	$12,015	$—	$—	$126,791
Multi-family residential	—	102,429	9,296	415	3,592	115,732
Commercial acquisition-renovation	1,636	18,625	—	—	—	20,261
Commercial real estate	349	39,845	—	540	—	40,734
Total commitment	$41,016	$236,644	$21,311	$955	$3,592	$303,518

Construction Funds Disbursed
One-to-four family residential	$17,557	$36,902	$4,280	$—	$—	$58,739
Multi-family residential	—	68,936	5,296	42	2,752	77,026
Commercial acquisition-renovation	1,636	17,687	—	—	—	19,323
Commercial real estate	212	27,492	—	12	—	27,716
Total disbursed	$19,405	$151,017	$9,576	$54	$2,752	$182,804

Undisbursed Commitment
One-to-four family residential	$21,474	$38,843	$7,735	$—	$—	$68,052
Multi-family residential	—	33,493	4,000	373	840	38,706
Commercial acquisition-renovation	—	938	—	—	—	938
Commercial real estate	137	12,353	—	528	—	13,018
Total undisbursed	$21,611	$85,627	$11,735	$901	$840	$120,714

Land Funds Disbursed
One-to-four family residential	$3,552	$3,370	$419	$—	$—	$7,341
Commercial real estate	372	4,129	—	—	—	4,501
Total disbursed for land	$3,924	$7,499	$419	$—	$—	$11,842
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the six months ended June 30, 2023, the Company originated $106.0 million of organic loans, of which $74.4 million, or 70.2%, were originated in the Puget Sound region, $26.4 million, or 24.9%, in the North Olympic Peninsula, $1.8 million, or 1.7%, in other areas throughout Washington State, and $3.4 million, or 3.2%, in other states. The Company purchased an additional $22.7 million in auto loans, $15.9 million in manufactured home loans, and $15.2 million in commercial business loans with collateral located throughout the United States during the six months ended June 30, 2023. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. Northpointe MPP also provides a temporary source of additional interest income but is dependent on demand for funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 79.1% organic originations and 20.9% purchased loans at June 30, 2023.

The ACLL increased to $17.3 million at June 30, 2023, as the Company adopted CECL on January 1, 2023, recording a day-one adjusting entry of $2.2 million that was increased by a $315,000 provision for credit loss on loans for the six-month period. Net charge-offs were $1.3 million for the six-month period. The ACLL as a percentage of total loans was 1.1% at both June 30, 2023 and December 31, 2022.

Nonperforming loans increased $761,000, or 42.4%, to $2.6 million at June 30, 2023, from $1.8 million at December 31, 2022, reflecting the deterioration of three mortgage loans totaling $826,000, partially offset by payments received on other nonperforming loans. Nonperforming loans to total loans was 0.2% at June 30, 2023, up from 0.1% at December 31, 2022. The ACLL as a percentage of nonperforming loans decreased to 677% at June 30, 2023, down from 900% at December 31, 2022.

Classified loans increased $5.8 million to $22.7 million at June 30, 2023, from $16.9 million at December 31, 2022, due to downgrades of a $2.5 million commercial business loan, a $1.3 million commercial real estate loan, $873,000 of additional funds disbursed on a substandard commercial construction loan, $816,000 for two single-family residential loans, along with delinquent unsecured consumer loans totaling $321,000 and purchased manufactured home loans totaling $149,000.

Loan charge-offs are concentrated mainly in purchased unsecured consumer and indirect auto loans. Efforts to minimize future losses include adjusting the underwriting criteria for future loans purchased from the Splash unsecured consumer loan program, which had loan balances of $10.0 million and $9.2 million at June 30, 2023 and December 31, 2022, respectively. The indirect auto loan program was discontinued in 2020, and the remaining loan balances under that program decreased to $3.2 million at June 30, 2023 from $4.8 million at December 31, 2022. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of June 30, 2023.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$365,600	$343,559	$22,041	6.4%
Multi-family	296,561	252,745	43,816	17.3
Commercial real estate	375,961	388,884	(12,923)	(3.3)
Construction and land	157,060	193,646	(36,586)	(18.9)
Total real estate loans	1,195,182	1,178,834	16,348	1.4
Consumer:
Home equity	58,895	52,877	6,018	11.4
Auto and other consumer	253,950	238,913	15,037	6.3
Total consumer loans	312,845	291,790	21,055	7.2
Commercial business loans	130,133	76,927	53,206	69.2
Total loans	1,638,160	1,547,551	90,609	5.9
Less:
Allowance for credit losses on loans	17,297	16,116	1,181	7.3
Loans receivable, net	$1,620,863	$1,531,435	$89,428	5.8

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	June 30, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One-to-four family	$1,780	$954	$826	86.6%
Commercial real estate	41	53	(12)	(22.6)
Construction and land	12	15	(3)	(20.0)
Total real estate loans	1,833	1,022	811	79.4
Consumer loans:
Home equity	245	196	49	25.0
Auto and other consumer	476	575	(99)	(17.2)
Total consumer loans	721	771	(50)	(6.5)
Total nonperforming assets	$2,554	$1,793	$761	42.4

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%	0.1%	100.0

Liabilities. Total liabilities increased to $2.0 billion at June 30, 2023, from $1.88 billion at December 31, 2022, due to an increase in deposits of $88.9 million and borrowings of $18.0 million.

Deposit balances increased $88.9 million to $1.65 billion at June 30, 2023 from $1.56 billion at December 31, 2022. During the six-month period ended June 30, 2023, CDs increased $177.4 million and savings accounts increased $59.4 million, offset by money market account decreases of $98.7 million and demand deposit account decreases of $49.1 million. We believe the shift between categories was driven by customers seeking higher rates and diversification of their deposit balances. We utilize brokered CDs as an additional funding source to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Brokered CDs totaling $179.6 million were included in the $559.0 million balance of CDs at June 30, 2023. Brokered CD balances increased $45.7 million, business and public fund account balances increased $35.1 million, and consumer account balances increased $8.0 million during the six-month period ended June 30, 2023.

FHLB advances increased $29.0 million, or 12.9% to $253.0 million at June 30, 2023, from $224.0 million at December 31, 2022. We increased short-term advances to provide additional balance sheet liquidity and to keep the duration of liabilities shorter relative to taking on longer term advances.

Equity. Total shareholders' equity increased $1.3 million to $159.6 million for the six months ended June 30, 2023. The Company recorded year-to-date net income of $5.3 million and a decrease in the after-tax unrealized loss on available-for-sale investments of $725,000. Increases were partially offset by a $3.0 million decrease for the cumulative CECL adjustment, $1.4 million of dividends paid, a $308,000 decrease in the fair market value of derivatives, net of taxes and the cost of repurchased shares. Year-to-date, we repurchased 74,617 shares of common stock under the October 2020 stock repurchase plan at an average price of $12.94 per share for a total of $968,000, leaving 227,410 shares remaining in the current share repurchase program. Bond values increased modestly from the end of 2022 as the economic outlook for rising long-term rates subsided.

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022

General. Net income attributable to the Company was $1.8 million for the three months ended June 30, 2023, compared to $2.5 million for the three months ended June 30, 2022. A $1.1 million decrease in net interest income after provision for credit losses and a $511,000 decrease in noninterest income was offset by a $1.8 million decrease in noninterest expense.

Net Interest Income. Net interest income decreased $1.3 million to $16.0 million for the three months ended June 30, 2023, from $17.2 million for the three months ended June 30, 2022. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 184 basis points to 2.33% for the three months ended June 30, 2023, compared to 0.49% for the same period in the prior year. The decrease in net interest income was also due to an increase in the average balances of CDs and advances and higher rates paid on all deposits and advances. The average yield on interest-earning assets increased 103 basis points to 5.17% for the three months ended June 30, 2023, compared to 4.14% for the same period last year, due primarily to higher yields on variable-rate assets and new loan fundings and an increase of net loans as a percentage of earning assets.

Total cost of funds increased 159 basis points to 1.98% for the three months ended June 30, 2023, from 0.39% for the same period in 2022. The net interest margin decreased 52 basis points to 3.25% for the three months ended June 30, 2023, from 3.77% for the same period in 2022. While increases in the cost of funding are currently outpacing the growth of the yield on interest-earning assets, the Company has taken measures to combat interest rate compression. The Bank augments organic loan production with higher yielding purchased loans through relationships with loan originators. We have also increased our focus on variable-rate lending and the Bank has entered into a fair value hedging agreement.

Interest Income. Total interest income increased $6.5 million, or 34.3%, to $25.5 million for the three months ended June 30, 2023, from $19.0 million for the comparable period in 2022, primarily due to an increase in the average balances on interest-earning assets. Interest and fees on loans receivable increased $5.2 million, to $21.3 million for the three months ended June 30, 2023, from $16.1 million for the three months ended June 30, 2022, primarily due to an increase in the average balance of net loans receivable of $148.2 million compared to the second quarter of 2022, coupled with an increase in average loan yields to 5.38% for the three months ended June 30, 2023, from 4.48% for the same period in 2022. The loan portfolio has grown through our renewed short-term participation in the Northpointe MPP, draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased Bankers Healthcare Group commercial loans. Loan yields have increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 124 basis points to 4.09% compared to the same period in 2022, as increases in floating bond rates and a slowdown in prepayment speeds, which reduces amortization of premium costs, have positively impacted investment securities income. The yield on interest-earning deposits in banks also increased to 5.18% from 0.89% for the comparable period in 2022, given the FRB rate increases.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,587,948	5.38%	$1,439,714	4.48%	$5,218
Investment securities	327,129	4.09	367,662	2.96	621
FHLB stock	12,515	7.11	8,190	5.83	103
Interest-earning deposits in banks	47,792	5.18	20,636	0.89	571
Total interest-earning assets	$1,975,384	5.17%	$1,836,202	4.14%	$6,513

Interest Expense. Total interest expense increased $7.8 million, or 452.5%, to $9.5 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022. The increase over the second quarter of 2022 was the result of an increase in the cost of deposits to 1.54% from 0.20% in same period one year ago along with higher volumes of CDs. A shift in the deposit mix from low-cost transaction and money market accounts to a higher volume of CDs and savings accounts resulted in higher costs of deposits. Borrowing expense increased due to an average balance increase of $113.7 million and an increase in the cost of advances, primarily FHLB advances, compared to the same period in 2022.

Average deposit account balances were composed of 83% in interest-bearing deposits and 17% in noninterest-bearing deposits at June 30, 2023, compared to 78% and 22%, respectively, at June 30, 2022. During the three months ended June 30, 2023, interest expense increased on CDs due to an increase in the average balances of $274.0 million, along with an increase in the average rates paid of 77 basis points, compared to the three months ended June 30, 2022. During the same period, the average balances of money market accounts decreased $199.9 million, offset by a 64 basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 1.87% for the three months ended June 30, 2023, from 0.26% for the three months ended June 30, 2022, due to changes to the deposit mix, driven by customer preferences and the use of higher rate promotional products designed to retain existing deposits and generate new deposits. The mix of customer deposit balances shifted from non-maturity accounts towards higher cost term certificate and savings products. Customer CDs represented 25.8% and 12.3% of customer deposits at June 30, 2023 and 2022, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$178,696	0.45%	$197,071	0.05%	$176
Money market accounts	384,269	0.99	584,162	0.22	621
Savings accounts	249,681	1.22	195,345	0.05	736
Certificates of deposit	521,297	3.31	247,310	0.68	3,880
Advances	262,861	4.41	149,145	1.42	2,362
Subordinated debt	39,384	4.01	39,294	4.03	(1)
Total interest-bearing liabilities	$1,636,188	2.33%	$1,412,327	0.49%	$7,774

Provision for Credit Losses. The Company recorded a $300,000 provision for credit losses in the three months ended June 30, 2023, reflecting growth in the loan portfolio and additional charge-offs from the Splash unsecured consumer loan program. This compares to a $500,000 loan loss provision for the three months ended June 30, 2022, which was estimated using the incurred loss method based on historical loss trends combined with qualitative adjustments.

The following table details activity and information related to the ACLL for the periods shown:

	Three Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$300	$500
Net (charge-offs) recoveries	(399)	120
Allowance for credit losses on loans	17,297	15,747
Allowance for losses as a percentage of gross loans receivable at period end	1.1%	1.1%
Total nonaccrual loans	2,554	1,241
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	677.3%	1268.9%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%
Total loans	$1,638,160	$1,477,299

Noninterest Income. Noninterest income decreased $511,000, or 23.0%, to $1.7 million for the three months ended June 30, 2023, from $2.2 million for the three months ended June 30, 2022. The decrease was primarily due to a decline in the valuation of servicing rights of $183,000 related to the impact of paid-off loans. Saleable mortgage loan production continues to be hindered by the rise in market rates on mortgage loans and a lack of single-family home inventory compared to the same period in the prior year, resulting in a quarter-over-quarter decrease in the net gain on sale of loans of $173,000. An increase of $260,000 in the recorded value of our equity and partnership fintech investments recorded in other income was offset by a $334,000 reduction in swap fee income.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,064	$1,091	$(27)	(2.5)%
Sold loan servicing fees and servicing rights mark-to-market	(191)	27	(218)	(807.4)
Net gain on sale of loans	58	231	(173)	(74.9)
Net (loss) gain on sale of investment securities	—	(8)	8	(100.0)
Increase in cash surrender value of bank-owned life insurance	190	213	(23)	(10.8)
Other income	590	668	(78)	(11.7)
Total noninterest income	$1,711	$2,222	$(511)	(23.0)%

Noninterest Expense. Noninterest expense decreased $1.8 million, or 10.3%, to $15.2 million for the three months ended June 30, 2023, compared to $17.0 million for the three months ended June 30, 2022. The reduced expenses compared to the second quarter of 2022 reflects a $2.0 million decrease related to Quin Ventures compensation, advertising and customer acquisition costs, and occupancy expenses. Additional decreases in Bank commissions paid and compensation expense were partially offset by higher Bank professional fees and FDIC insurance premiums. The Company continues to manage expenses, with a focus on further reducing compensation, occupancy, advertising, travel and other discretionary spending.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,180	$9,735	$(1,555)	(16.0)%
Data processing	2,080	1,870	210	11.2
Occupancy and equipment	1,214	1,432	(218)	(15.2)
Supplies, postage, and telephone	435	408	27	6.6
Regulatory assessments and state taxes	424	441	(17)	(3.9)
Advertising	929	1,405	(476)	(33.9)
Professional fees	884	629	255	40.5
FDIC insurance premium	313	211	102	48.3
Other expense	758	832	(74)	(8.9)
Total noninterest expense	$15,217	$16,963	$(1,746)	(10.3)%

Provision for Income Tax. An income tax expense of $475,000 was recorded for the three months ended June 30, 2023, compared to $467,000 for the three months ended June 30, 2022, due to a year-over-year increase in income before taxes of $174,000. The provision includes accruals for both federal and state income taxes. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022

General. Net income attributable to the Company was $5.3 million for the six months ended June 30, 2023, compared to $5.29 million for the six months ended June 30, 2022. A $258,000 increase in net interest income after provision for credit losses and a $1.7 million decrease in noninterest expense were offset by a $580,000 decrease in noninterest income and a $1.1 million decrease in the net loss attributable to the noncontrolling interest in Quin Ventures.

Net Interest Income. Net interest income decreased $442,000 to $32.3 million for the six months ended June 30, 2023, from $32.7 million for the six months ended June 30, 2022, as higher weighted-average funding costs outpaced increased loan and investment income.

Average earning assets increased $135.4 million year-over-year. The yield on average interest-earning assets increased 106 basis points to 5.06% for the six months ended June 30, 2023, compared to 4.00% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities.

The average cost of interest-bearing liabilities increased to 2.08% for the six months ended June 30, 2023, compared to 0.46% for the same period last year, due primarily to higher rates paid on all interest-bearing deposits and advances along with increases in the average balances of CDs and FHLB advances. Total cost of funds increased 139 basis points to 1.76% for the six months ended June 30, 2023, from 0.37% for the same period in 2022. The net interest margin decreased 30 basis points to 3.35% for the six months ended June 30, 2023, from 3.65% for the same period in 2022.

Interest Income. Total interest income increased $12.9 million, or 36.0%, to $48.8 million for the six months ended June 30, 2023, from $35.9 million for the comparable period in 2022, primarily due to an increase in yields on interest-earning assets and an increase in average net loans receivable balances. Interest and fees on loans receivable increased $10.2 million, to $40.8 million for the six months ended June 30, 2023, from $30.6 million for the six months ended June 30, 2022, primarily due to an increase in the average balance of net loans receivable of $176.0 million compared to the prior year, coupled with an increase in average loan yields to 5.27% for the six months ended June 30, 2023, from 4.46% for the same period in 2022. The loan portfolio saw increases in multi-family and commercial real estate lending, renewed short-term participation in Northpointe MPP, as well as additional purchased auto, manufactured home, and Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also increased to 4.01% compared to the same period in 2022, as the purchase of higher-yielding investments occurred late in the first quarter of 2022 with the related increase only impacting income for the second quarter of 2022. An increase in rates on floating bonds and a slowdown in prepayment speeds, which reduces amortization of premium costs, also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,561,278	5.27%	$1,385,248	4.46%	$10,186
Investment securities	327,743	4.01	363,572	2.77	1,528
FHLB stock	11,849	7.05	6,758	5.10	243
Interest-earning deposits in banks	41,640	4.94	51,537	0.33	937
Total interest-earning assets	$1,942,510	5.06%	$1,807,115	4.00%	$12,894

Interest Expense. Total interest expense increased $13.3 million, or 425.7%, to $16.5 million for the six months ended June 30, 2023, compared to $3.1 million for the six months ended June 30, 2022. The increase over the first six months of 2022 was the result of a 113 basis point increase in the cost of deposits from 0.20% one year prior along with a higher volume of CD balances. A shift in the deposit mix from low-cost transaction and money market accounts to a higher volume of CDs and savings accounts resulted in higher costs of funds on deposits. Interest expense on borrowings increased due to a $113.7 million increase in the average balance and a 299 basis point increase in the cost of advances, primarily FHLB advances, compared to the same period in 2022.

During the six months ended June 30, 2023, interest expense on CDs increased due to higher average balances of $239.7 million, along with a 238 basis point increase in the average rates paid, compared to the six months ended June 30, 2022. During the same period, the average balances of money market accounts decreased $176.9 million, with a 64 basis point average rate increase, resulting in an overall increase to interest expense. The average cost of interest-bearing deposit accounts increased to 1.62% for the six months ended June 30, 2023, from 0.25% for the six months ended June 30, 2022, due to the use of promotional products designed to retain existing deposits and generate new deposits. The mix of customer deposit balances shifted from non-maturity accounts towards higher cost CD and savings products. Brokered CDs represented 10.9% and 5.4% of total deposits at June 30, 2023 and 2022, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Transaction accounts	$182,968	0.44%	$196,615	0.04%	$353
Money market accounts	409,025	0.85	585,974	0.21	1,099
Savings accounts	234,607	0.98	195,034	0.05	1,086
Certificates of deposit	484,711	3.04	244,989	0.66	6,511
Advances	247,610	4.17	116,062	1.44	4,287
Subordinated debt	39,374	4.04	39,288	4.05	—
Total interest-bearing liabilities	$1,598,295	2.08%	$1,377,962	0.46%	$13,336

Provision for Credit Losses. The Company recorded a $200,000 recapture of provision for credit losses for the six months ended June 30, 2023, reflecting a year-to-date decrease in unfunded commitments primarily due to construction loan disbursements, as well as improvements in the underlying assumptions driving anticipated loss rates within the CECL model adopted January 1, 2023. Specifically, the gross domestic product assumption metric improved since implementation at the beginning of 2023. The recapture attributable to the decrease in unfunded commitments was partially offset by a provision expense related to higher outstanding loan balances from new funding and disbursements on prior commitments. Charged-off loan balances also contributed to the loan-related provision. This compares to a $500,000 loan loss provision for the six months ended June 30, 2022, which was estimated using the incurred loss method based on historical loss trends combined with qualitative adjustments.

The following table details activity and information related to the ACLL for the periods shown:

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$315	$500
Net (charge-offs) recoveries	(1,343)	123
Allowance for credit losses on loans	17,297	15,747
Allowance for losses as a percentage of total gross loans receivable at period end	1.1%	1.1%
Total nonaccrual loans	2,554	1,241
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	677.3%	1268.9%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.2%	0.1%
Total loans	$1,638,160	$1,477,299

Noninterest Income. Noninterest income decreased $580,000, or 12.5%, to $4.1 million for the six months ended June 30, 2023, from $4.6 million for the six months ended June 30, 2022. Other income increased due to a year-over-year increase of $366,000 in the recorded value of our equity and partnership fintech investments. Saleable mortgage loan production continues to be hindered by the rise in market rates on mortgage loans and a lack of single-family home inventory compared to the prior year, resulting in a $250,000 year-over-year decrease in net gain on sale of loans. No investment securities sales were recorded during the current year compared to the same period in 2022.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,205	$2,264	$(59)	(2.6)%
Sold loan servicing fees and servicing rights mark-to-market	302	459	(157)	(34.2)
Net gain on sale of loans	234	484	(250)	(51.7)
Net (loss) gain on sale of investment securities	—	118	(118)	(100.0)
Increase in cash surrender value of bank-owned life insurance	416	465	(49)	(10.5)
Other income	888	835	53	6.3
Total noninterest income	$4,045	$4,625	$(580)	(12.5)%

Noninterest Expense. Noninterest expense decreased $1.7 million, or 5.4%, to $30.1 million for the six months ended June 30, 2023, compared to $31.8 million for the six months ended June 30, 2022. Compensation and benefits was lower due to lower commissions and incentives paid as well as a decrease in medical insurance and payroll tax expense and a reduction in workforce in the fourth quarter of 2022. The Bank received a medical insurance premium refund of $436,000 in the first quarter of 2023 and transitioned to a self-insured medical plan in 2023. Payroll tax expense was reduced in 2023 by the recognition of a portion of the Employee Retention Credit received in March 2023. These decreases were partially offset by an increase in legal and consulting fees and FDIC insurance premiums. The increase over the six months ended June 30, 2022, also reflects increases in data processing expenses associated with building enhanced technological infrastructure. Quin Ventures expenses decreased $2.4 million compared to the same period in 2022, as a result of no Quin Ventures expense recorded for compensation, marketing, or professional fees during the first six months of 2023.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$16,017	$18,538	$(2,521)	(13.6)%
Data processing	4,118	3,642	476	13.1
Occupancy and equipment	2,423	2,599	(176)	(6.8)
Supplies, postage, and telephone	790	721	69	9.6
Regulatory assessments and state taxes	813	802	11	1.4
Advertising	1,970	2,157	(187)	(8.7)
Professional fees	1,690	1,188	502	42.3
FDIC insurance premium	570	434	136	31.3
Other expense	1,697	1,713	(16)	(0.9)
Total noninterest expense	$30,088	$31,794	$(1,706)	(5.4)%

Provision for Income Tax. An income tax expense of $1.3 million was recorded for the six months ended June 30, 2023, compared to $1.0 million for the six months ended June 30, 2022, due to a year-over-year increase in income before taxes of $1.4 million. The provision includes accruals for both federal and state income taxes. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2023 and 2022. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2023			2022
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,587,948	$21,299	5.38%	$1,439,714	$16,081	4.48%
Investment securities	327,129	3,336	4.09	367,662	2,715	2.96
FHLB dividends	12,515	222	7.11	8,190	119	5.83
Interest-earning deposits in banks	47,792	617	5.18	20,636	46	0.89
Total interest-earning assets (2)	1,975,384	25,474	5.17	1,836,202	18,961	4.14
Noninterest-earning assets	142,630			127,463
Total average assets	$2,118,014			$1,963,665

Interest-bearing liabilities:
Interest-bearing demand deposits	$178,696	$201	0.45	$197,071	$25	0.05
Money market accounts	384,269	944	0.99	584,162	323	0.22
Savings accounts	249,681	762	1.22	195,345	26	0.05
Certificates of deposit	521,297	4,302	3.31	247,310	422	0.68
Total interest-bearing deposits (3)	1,333,943	6,209	1.87	1,223,888	796	0.26
Advances	262,861	2,889	4.41	149,145	527	1.42
Subordinated debt	39,384	394	4.01	39,294	395	4.03
Total interest-bearing liabilities	1,636,188	9,492	2.33	1,412,327	1,718	0.49
Noninterest-bearing deposits (3)	282,514			344,827
Other noninterest-bearing liabilities	37,925			32,927
Total average liabilities	1,956,627			1,790,081
Average equity	161,387			173,584
Total average liabilities and equity	$2,118,014			$1,963,665

Net interest income		$15,982			$17,243
Net interest rate spread			2.84			3.65
Net earning assets	$339,196			$423,875
Net interest margin (4)			3.25			3.77
Average interest-earning assets to average interest-bearing liabilities	120.7%			130.0%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 1.54% and 0.20% for the three months ended June 30, 2023 and 2022, respectively.

(4) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2023			2022
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,561,278	$40,803	5.27%	$1,385,248	$30,617	4.46%
Total investment securities	327,743	6,518	4.01	363,572	4,990	2.77
FHLB dividends	11,849	414	7.05	6,758	171	5.10
Interest-earning deposits in banks	41,640	1,021	4.94	51,537	84	0.33
Total interest-earning assets (2)	1,942,510	48,756	5.06	1,807,115	35,862	4.00
Noninterest-earning assets	141,789			124,753
Total average assets	$2,084,299			$1,931,868

Interest-bearing liabilities:
Interest-bearing demand deposits (3)	$182,968	$395	0.44	$196,615	$42	0.04
Money market accounts	409,025	1,720	0.85	585,974	621	0.21
Savings accounts	234,607	1,138	0.98	195,034	52	0.05
Certificates of deposit	484,711	7,309	3.04	244,989	798	0.66
Total interest-bearing deposits	1,311,311	10,562	1.62	1,222,612	1,513	0.25
Advances	247,610	5,118	4.17	116,062	831	1.44
Subordinated debt	39,374	789	4.04	39,288	789	4.05
Total interest-bearing liabilities	1,598,295	16,469	2.08	1,377,962	3,133	0.46
Noninterest-bearing deposits (3)	288,343			336,611
Other noninterest-bearing liabilities	37,302			35,820
Total average liabilities	1,923,940			1,750,393
Average equity	160,359			181,475
Total average liabilities and equity	$2,084,299			$1,931,868

Net interest income		$32,287			$32,729
Net interest rate spread			2.98			3.54
Net earning assets	$344,215			$429,153
Net interest margin (4)			3.35			3.65
Average interest-earning assets to average interest-bearing liabilities	121.5%			131.1%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 1.33% and 0.20% for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2023 vs. 2022			June 30, 2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable, net	$1,656	$3,562	$5,218	$3,904	$6,282	$10,186
Investments	(300)	921	621	(490)	2,018	1,528
FHLB stock	63	40	103	129	114	243
Other (1)	60	511	571	(16)	953	937
Total interest-earning assets	$1,479	$5,034	$6,513	$3,527	$9,367	$12,894

Interest-bearing liabilities:
Interest-bearing demand deposits	$(2)	$178	$176	$(6)	$359	$353
Money market accounts	(113)	734	621	(191)	1,290	1,099
Savings accounts	7	729	736	7	1,079	1,086
Certificates of deposit	464	3,416	3,880	787	5,724	6,511
Advances	403	1,959	2,362	937	3,350	4,287
Subordinated debt	1	(2)	(1)	2	(2)	—
Total interest-bearing liabilities	$760	$7,014	$7,774	$1,536	$11,800	$13,336

Net change in interest income	$719	$(1,980)	$(1,261)	$1,991	$(2,433)	$(442)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2023 and the year ended December 31, 2022, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2023, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$422,485	$120,624	$15,961	$—	$559,070
FHLB advances	188,000	45,000	20,000	—	253,000
Line of credit	11,000	—	—	—	11,000
Subordinated debt obligation	—	—	—	39,397	39,397
Operating leases	834	1,761	1,708	3,561	7,864
Borrower taxes and insurance	1,149	—	—	—	1,149
Deferred compensation	119	264	194	677	1,254
Total contractual obligations	$623,587	$167,649	$37,863	$43,635	$872,734

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2023:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Variable-rate	16,450	—	—	—	16,450
Unfunded commitments under lines of credit or existing loans	67,663	8,442	3,719	88,844	168,668
Standby letters of credit	558	—	—	200	758
Total commitments	$84,671	$8,442	$3,719	$89,044	$185,876

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $78.3 million and unpledged securities classified as available-for-sale had a market value of $290.9 million. The Bank pledged collateral of $625.0 million to support borrowings from the FHLB, with a remaining borrowing capacity of $311.3 million at June 30, 2023. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $9.1 million were pledged as of June 30, 2023, with a remaining borrowing capacity of $8.7 million. The Bank has established an additional arrangement with the FRB through the BTFP, for which available-for-sale securities with a market value of $17.1 million were pledged as of June 30, 2023, with a remaining borrowing capacity of $18.7 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $9.0 million at June 30, 2023.

At June 30, 2023, we had $16.5 million in loan commitments outstanding and $169.4 million in undisbursed loans and standby letters of credit, including $79.4 million in undisbursed construction loan commitments.

CDs due within one year as of June 30, 2023, totaled $422.5 million, or 75.6% of CDs with a weighted-average rate of 3.75%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 60% of deposit account balances held by consumers, 29% held by business and public fund depositors, and 11% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at June 30, 2023. We estimate that 80-85% of our customer deposit balances are below the $250,000 FDIC insurance limit or fully collateralized. The remaining uninsured deposits represent less than 5% of depositors. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2023, the Company, on an unconsolidated basis, had liquid assets of $2.5 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends. First Northwest previously contributed $8.0 million to Quin Ventures pursuant to the terms of a capital financing agreement and related promissory note. Quil Ventures Inc. agreed to repay the amount owed by Quin Ventures under the terms and conditions specified in a repayment and security agreement with First Northwest dated December 20, 2022.

Capital Resources

At June 30, 2023, shareholders' equity totaled $159.6 million, or 7.4% of total assets. Our book value per share of common stock was $16.56 at June 30, 2023, compared to $16.31 at December 31, 2022.

At June 30, 2023, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2023.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$217,444	10.2%	$85,578	4.0%	$106,972	5.0%
Common equity tier 1 (to risk-weighted assets)	$217,444	13.1	74,694	4.5	107,891	6.5
Tier 1 risk-based capital (to risk-weighted assets)	$217,444	13.1	99,592	6.0	132,789	8.0
Total risk-based capital (to risk-weighted assets)	$233,751	14.1	132,789	8.0	165,986	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2023 - April 30, 2023	—	$—	—	257,586
May 1, 2023 - May 31, 2023	3,321	11.25	1,849	255,737
June 1, 2023 - June 30, 2023	28,327	11.27	28,327	227,410
Total	31,648	$11.27	30,176

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 0 shares, 1,472 shares, and 0 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of June 30, 2023, a total of 796,010 shares, or 77.8% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.82 per share, leaving 227,410 shares available for future purchases.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 11, 2023	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2023	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)