Form 10-Q
period 2023-09-30
First Northwest Bancorp
filed 2023-11-13
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2023, there were 9,618,440 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$20,609	$17,104
Interest-earning deposits in banks	63,277	28,492
Investment securities available for sale, at fair value	309,324	326,569
Loans held for sale	689	597
Loans receivable (net of allowance for credit losses on loans of $16,945 and $16,116)	1,618,033	1,531,435
Federal Home Loan Bank (FHLB) stock, at cost	12,621	11,681
Accrued interest receivable	8,093	6,743
Premises and equipment, net	17,954	18,089
Servicing rights on sold loans, at fair value	3,729	3,887
Bank-owned life insurance, net	40,318	39,665
Equity and partnership investments	14,623	14,289
Goodwill and other intangible assets, net	1,087	1,089
Deferred tax asset, net	16,611	14,091
Prepaid expenses and other assets	26,577	28,339
Total assets	$2,153,545	$2,042,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,657,762	$1,564,255
Borrowings	300,416	285,358
Accrued interest payable	2,276	455
Accrued expenses and other liabilities	34,651	32,344
Advances from borrowers for taxes and insurance	2,375	1,376
Total liabilities	1,997,480	1,883,788

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,630,735 shares at September 30, 2023, and 9,703,581 shares at December 31, 2022	96	97
Additional paid-in capital	95,658	95,508
Retained earnings	113,579	114,424
Accumulated other comprehensive loss, net of tax	(45,850)	(40,543)
Unearned employee stock ownership plan (ESOP) shares	(7,418)	(7,913)
Total parent's shareholders' equity	156,065	161,573
Noncontrolling interest in Quin Ventures, Inc.	—	(3,291)
Total shareholders' equity	156,065	158,282
Total liabilities and shareholders' equity	$2,153,545	$2,042,070

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans receivable	$21,728	$17,778	$62,531	$48,395
Interest on investment securities	3,368	2,817	9,886	7,807
Interest on deposits and other	524	118	1,545	202
FHLB dividends	214	142	628	313
Total interest income	25,834	20,855	74,590	56,717
INTEREST EXPENSE
Deposits	7,699	1,251	18,261	2,764
Borrowings	3,185	1,400	9,092	3,020
Total interest expense	10,884	2,651	27,353	5,784
Net interest income	14,950	18,204	47,237	50,933
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	880	750	1,195	1,250
Recapture of provision for credit losses on unfunded commitments	(509)	—	(1,024)	—
Provision for credit losses	371	750	171	1,250
Net interest income after provision for credit losses	14,579	17,454	47,066	49,683
NONINTEREST INCOME
Loan and deposit service fees	1,068	1,302	3,273	3,566
Sold loan servicing fees and servicing rights mark-to-market	98	206	400	665
Net gain on sale of loans	171	285	405	769
Net gain on sale of investment securities	—	—	—	118
Increase in cash surrender value of bank-owned life insurance	252	221	668	686
Other income	1,315	320	2,203	1,155
Total noninterest income	2,904	2,334	6,949	6,959
NONINTEREST EXPENSE
Compensation and benefits	7,795	9,045	23,812	27,583
Data processing	1,945	1,778	6,063	5,420
Occupancy and equipment	1,173	1,499	3,596	4,098
Supplies, postage, and telephone	292	322	1,082	1,043
Regulatory assessments and state taxes	446	365	1,259	1,167
Advertising	501	645	2,471	2,802
Professional fees	929	695	2,619	1,883
FDIC insurance premium	369	219	939	653
Other expense	926	807	2,623	2,520
Total noninterest expense	14,376	15,375	44,464	47,169
Income before provision for income taxes	3,107	4,413	9,551	9,473
Provision for income taxes	603	818	1,903	1,839
Net income	2,504	3,595	7,648	7,634
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	696	160	1,951
Net income attributable to parent	$2,504	$4,291	$7,808	$9,585

Basic and diluted earnings per common share	$0.28	$0.47	$0.87	$1.04

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$2,504	$3,595	$7,648	$7,634

Other comprehensive (loss) income:
Unrealized holding losses on investments available for sale arising during the period	(8,327)	(15,954)	(7,688)	(52,283)
Income tax benefit related to unrealized holding losses on investments	1,787	3,350	1,873	10,979
Amortization of unrecognized DB plan prior service cost	37	37	113	110
Income tax provision related to amortization of DB plan prior service cost	(8)	(9)	(24)	(24)
Unrealized holding gains (losses) on derivatives	925	—	533	—
Income tax (provision) benefit related to unrealized holding gains (losses) on derivatives	(198)	—	(114)	—
Reclassification adjustment for net (gains) losses on sales of securities realized in income	—	—	—	(118)
Income tax benefit related to reclassification adjustment on sales of securities	—	—	—	25
Other comprehensive loss, net of tax	(5,784)	(12,576)	(5,307)	(41,311)
Comprehensive (loss) income	(3,280)	(8,981)	2,341	(33,677)
Comprehensive (loss) income attributable to noncontrolling interest	—	(696)	(160)	(1,951)
Comprehensive (loss) income attributable to parent	$(3,280)	$(8,285)	$2,501	$(31,726)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2023 and 2022

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at June 30, 2022	9,950,172	$100	$96,479	$107,000	$(8,242)	$(28,447)	$(1,736)	$165,154
Net income				4,291			(696)	3,595
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(79,054)	—	(790)	(491)				(1,281)
Restricted stock award forfeitures net of grants	(3,350)	(1)	1					—
Restricted stock awards canceled	(5,504)	—	(89)					(89)
Other comprehensive loss, net of tax						(12,576)		(12,576)
Share-based compensation expense			404					404
ESOP shares committed to be released			51		165			216
Cash dividends declared ($0.07 per share)				(693)				(693)
Balance at September 30, 2022	9,978,041	$100	$97,924	$110,107	$(8,077)	$(41,023)	$(2,432)	$156,599

Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557
Net income				2,504			—	2,504
Common stock repurchased	(1,073)	—	(10)	(2)				(12)
Restricted stock award grants net of forfeitures	1,918	—	—					—
Restricted stock awards canceled	(3,606)	—	(43)					(43)
Other comprehensive loss, net of tax						(5,784)		(5,784)
Share-based compensation expense			349					349
ESOP shares committed to be released			2		165			167
Cash dividends declared ($0.07 per share)				(673)				(673)
Balance at September 30, 2023	9,630,735	$96	$95,658	$113,579	$(7,418)	$(45,850)	$—	$156,065

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480
Net income				9,585			(1,951)	7,634
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(131,672)	(1)	(1,315)	(824)				(2,140)
Restricted stock award grants net of forfeitures	37,068	—	—					—
Restricted stock awards canceled	(15,830)	—	(311)					(311)
Other comprehensive loss, net of tax						(41,311)		(41,311)
Reclassification resulting from change in accounting method, net of tax				424				424
Share-based compensation expense			1,294					1,294
ESOP shares committed to be released			257		495			752
Cash dividends declared ($0.21 per share)				(2,092)				(2,092)
Balance at September 30, 2022	9,978,041	$100	$97,924	$110,107	$(8,077)	$(41,023)	$(2,432)	$156,599

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				7,808			(160)	7,648
Common stock repurchased	(75,690)	(1)	(755)	(224)				(980)
Restricted stock award grants net of forfeitures	18,256	—	—					—
Restricted stock awards canceled	(15,412)	—	(205)					(205)
Other comprehensive loss, net of tax						(5,307)		(5,307)
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			1,098					1,098
ESOP shares committed to be released			12		495			507
Cash dividends declared ($0.21 per share)				(2,027)				(2,027)
Balance at September 30, 2023	9,630,735	$96	$95,658	$113,579	$(7,418)	$(45,850)	$—	$156,065

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$7,648	$7,634
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,201	1,547
Amortization of core deposit intangible	2	10
Amortization and accretion of premiums and discounts on investments, net	1,078	1,280
(Accretion) amortization of deferred loan fees and purchased premiums, net	(451)	619
Amortization of debt issuance costs	58	58
Change in fair value of sold loan servicing rights	303	91
Additions to servicing rights on sold loans, net	(145)	(143)
Provision for credit losses on loans	1,195	1,250
Recapture of provision for credit losses on unfunded commitments	(1,024)	—
Allocation of ESOP shares	507	546
Share-based compensation expense	1,098	1,294
Gain on sale of loans, net	(405)	(769)
Gain on sale of securities available for sale, net	—	(118)
Increase in cash surrender value of life insurance, net	(668)	(686)
Origination of loans held for sale	(21,351)	(22,272)
Proceeds from sale of loans held for sale	21,664	23,538
Change in assets and liabilities:
Increase in accrued interest receivable	(1,350)	(1,366)
Decrease (increase) in prepaid expenses and other assets	2,151	(4,191)
Increase (decrease) in accrued interest payable	1,821	(288)
Increase in accrued expenses and other liabilities	1,960	5,680
Net cash provided by operating activities	15,292	13,714

Cash flows from investing activities:
Purchase of securities available for sale	—	(78,409)
Proceeds from maturities, calls, and principal repayments of securities available for sale	8,480	26,937
Proceeds from sales of securities available for sale	—	12,685
Purchase of FHLB stock	(940)	(6,765)
Early surrender of bank-owned life insurance policy	15	—
Net increase in loans receivable	(89,551)	(172,727)
Purchase of premises and equipment, net	(1,066)	(2,556)
Capital contributions to equity and partnership investments	(335)	(7,628)
Capital disbursements received from equity and partnership investments	99	—
Capital contributions to low-income housing tax credit partnerships	—	(23)
Capital contributions to historic tax credit partnerships	—	(1,829)
Net cash used by investing activities	(83,298)	(230,315)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Net increase in deposits	$93,507	$24,655
Proceeds from long-term FHLB advances	15,000	—
Repayment of long-term FHLB advances	(15,000)	—
Net increase in short-term FHLB advances	19,000	161,000
Net (decrease) increase in line of credit	(4,000)	12,000
Net increase in advances from borrowers for taxes and insurance	999	1,116
Payment of dividends	(2,025)	(2,072)
Restricted stock awards canceled	(205)	(311)
Repurchase of common stock	(980)	(2,140)
Net cash provided by financing activities	106,296	194,248
Net increase (decrease) in cash and cash equivalents	38,290	(22,353)
Cash and cash equivalents at beginning of period	45,596	126,016
Cash and cash equivalents at end of period	$83,886	$103,663

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$25,532	$6,072
Cash paid for income taxes	$1,859	$2,954

Supplemental disclosures of noncash investing activities:
Change in unrealized loss on securities available for sale	$(7,688)	$(52,401)
Change in unrealized gain (loss) on fair value hedge	$533	$—
Cumulative adjustment to servicing rights asset due to election of fair value option	$—	$538
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$(3,735)	$—
Lease liabilities arising from obtaining right-of-use assets	$152	$—
Investment in partnership acquired through issuance of shares	$—	$1,869

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for future periods.

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

For each loan segment collectively measured, the baseline loss rates are calculated using a combination of the Bank's own data and peer institution data from FFIEC Call Report filings. The Bank evaluates the historical period on a quarterly basis. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as the Small Business Administration ("SBA") or the United States Department of Agriculture ("USDA"), or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification agreement will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

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

The allowance for credit losses on loans evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACLL. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACLL is appropriate given the above considerations.

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

Summary of CECL Impact:

Investment Securities - As of December 31, 2022, the Company had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to higher market interest rates at that time making our lower coupon investments less attractive. The fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at January 1, 2023, 23.9% of the investment securities were issued by or guaranteed by the United States government or its agencies, 30.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no allowance for credit losses on investment securities available for sale was recorded upon adoption. See Note 2 Investment Securities for more information.

Loan Receivable - ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACLL on the Consolidated Balance Sheet and replaced the related provision for loan losses with the provision for credit losses on loans as presented on the Consolidated Statements of Income, net of provision for credit losses on unfunded commitments.

The Bank recorded a pretax increase to the ACLL of $2.2 million to increase the reserve to the estimated credit losses at January 1, 2023 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. Upon adoption, the adjusted beginning balance of the ACLL as a percentage of loans receivable was 1.18% as compared to 1.04% at December 31, 2022 under the prior incurred loss methodology. At September 30, 2023, the ACLL as a percentage of loans receivable was 1.04%.

See Note 4 - Allowance for Credit Loss on Loans for more information.

Unfunded Commitments - ASU 2016-13 was applied prospectively and replaced the reserve for unfunded commitments with the ACL on unfunded commitments ("ACLUC") as included in accrued liabilities and other expenses on the Consolidated Balance Sheet and replaced the provision for unfunded commitments with the provision for credit losses on unfunded commitments as presented on the Consolidated Statements of Income, net of provision for credit losses on loans. Upon adoption, the Bank recorded a pretax increase in the beginning ACLUC of $1.5 million.

Overall CECL Impact - The adoption of ASU 2016-13, included an increase to the ACLL of $2.2 million and an increase to the ACLUC of $1.5 million, which resulted in a pretax cumulative-effect adjustment of $3.7 million. The impact of this adjustment to beginning retained earnings on January 1, 2023 was $3.0 million, net of tax.

Troubled Debt Restructurings

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancing and restructuring activity by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company recorded gross charge-offs of $2.7 million in the first half of 2023 and recoveries for the same period were $93,000. See table in Note 3 for additional information.

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

LIBOR

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, which reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 31, 2022, FASB issued ASU 2022-06, which deferred the sunset date for Topic 848 to December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments that were either directly or indirectly influenced by LIBOR. There was no material impact as a result of transitioning away from LIBOR for its loan and other financial instruments effective July 1, 2023.

Recently issued accounting pronouncements not yet adopted

Other Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe this ASU will have a material impact on its consolidated financial statements and related disclosures.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at September 30, 2023 are summarized as follows:

		Gross	Gross	Estimated
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,164	$—	$(25,169)	$93,995
U.S. Treasury notes	2,479	—	(102)	2,377
International agency issued bonds (Agency bonds)	1,962	—	(259)	1,703
Corporate issued debt securities (Corporate debt)	60,543	—	(6,208)	54,335
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	83,449	—	(16,503)	66,946
Non-agency issued mortgage-backed securities (MBS non-agency)	98,029	—	(8,061)	89,968
Total securities available for sale	$365,626	$—	$(56,302)	$309,324

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

There were no securities classified as held-to-maturity at  September 30, 2023 and  December 31, 2022.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $2.0 million as of September 30, 2023 and  December 31, 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$(49)	$396	$(25,120)	$93,299	$(25,169)	$93,695
U.S. Treasury notes	—	—	(102)	2,377	(102)	2,377
Agency bonds	—	—	(259)	1,703	(259)	1,703
Corporate debt	—	—	(6,208)	54,335	(6,208)	54,335
Mortgage-backed securities:
MBS agency	(1)	1,236	(16,502)	65,710	(16,503)	66,946
MBS non-agency	—	—	(8,061)	89,968	(8,061)	89,968
Total available for sale	$(50)	$1,632	$(56,252)	$307,392	$(56,302)	$309,024

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

There were 2 available-for-sale securities with unrealized losses of less than one year, and 180 available-for-sale securities with an unrealized loss of more than one year at September 30, 2023. There were 113 available-for-sale securities with unrealized losses of less than one year, and 69 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at September 30, 2023, or December 31, 2022.

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

	September 30, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$27,154	$26,742
Due after one through five years	16,184	15,475
Due after five through ten years	10,939	9,986
Due after ten years	127,201	104,711
Total mortgage-backed securities	181,478	156,914
All other investment securities:
Due within one year	300	300
Due after one through five years	22,418	21,066
Due after five through ten years	65,211	56,308
Due after ten years	96,219	74,736
Total all other investment securities	184,148	152,410
Total investment securities	$365,626	$309,324

	December 31, 2022
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$13,762	$13,490
Due after one through five years	28,890	27,808
Due after five through ten years	13,436	12,165
Due after ten years	133,981	115,491
Total mortgage-backed securities	190,069	168,954
All other investment securities:
Due within one year	—	—
Due after one through five years	20,700	18,957
Due after five through ten years	64,211	57,523
Due after ten years	100,203	81,135
Total all other investment securities	185,114	157,615
Total investment securities	$375,183	$326,569

Sales of securities available-for-sale for the periods shown are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Proceeds from sales	$—	$—	$—	$12,685
Gross realized gains	—	—	—	128
Gross realized losses	—	—	—	(10)

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

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $14.4 million as of  September 30, 2023 and $13.2 million as of  December 31, 2022. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $5.8 million as of  September 30, 2023 and $4.7 million as of  December 31, 2022, and was reported in accrued interest receivable on the consolidated balance sheets.

The amortized cost of loans receivable, net of ACLL, consisted of the following at the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Real Estate:
One-to-four family	$369,950	$343,559
Multi-family	325,496	252,745
Commercial real estate	381,508	388,884
Construction and land	143,434	193,646
Total real estate loans	1,220,388	1,178,834
Consumer:
Home equity	64,424	52,877
Auto and other consumer	248,786	238,913
Total consumer loans	313,210	291,790
Commercial business loans	101,380	76,927
Total loans receivable	1,634,978	1,547,551
Less:
Allowance for credit losses on loans (1)	16,945	16,116
Total loans receivable, net	$1,618,033	$1,531,435

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	September 30, 2023			December 31, 2022
	Collateral Dependent Loans	Non-Collateral Dependent Loans	Total Nonaccrual Loans	Total Nonaccrual Loans (1)
	(In thousands)
One-to-four family	$1,430	$360	$1,790	$954
Commercial real estate	—	34	34	53
Construction and land	—	8	8	15
Home equity	32	134	166	196
Auto and other consumer	—	376	376	575
Total nonaccrual loans	$1,462	$912	$2,374	$1,793
(1) Presentation of December 31, 2022, balances is in accordance with pre-CECL disclosure requirements.

Interest income recognized on a cash basis on nonaccrual loans for the three and nine months ended September 30, 2023, was $19,000 and $52,000, respectively.

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

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at  September 30, 2023 or  December 31, 2022.

The following table presents the amortized cost of past due loans by segment and class as of September 30, 2023:

	30-59 Days	60-89 Days	90 Days or More	Total
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$654	$591	$1,245	$368,705	$369,950
Multi-family	—	—	—	—	325,496	325,496
Commercial real estate	8,583	—	—	8,583	372,925	381,508
Construction and land	—	—	—	—	143,434	143,434
Total real estate loans	8,583	654	591	9,828	1,210,560	1,220,388
Consumer:
Home equity	71	—	45	116	64,308	64,424
Auto and other consumer	1,462	392	381	2,235	246,551	248,786
Total consumer loans	1,533	392	426	2,351	310,859	313,210
Commercial business loans	769	—	—	769	100,611	101,380
Total loans	$10,885	$1,046	$1,017	$12,948	$1,622,030	$1,634,978

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  September 30, 2023, as well as gross charge-off activity for the nine months ended September 30, 2023. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass	$1,987	$93,396	$118,341	$70,904	$13,977	$66,929	$—	$365,534
Watch	—	276	—	589	—	1,156	—	2,021
Special Mention	—	—	—	302	—	105	—	407
Substandard	—	—	—	328	485	1,175	—	1,988
Total one-to-four family	1,987	93,672	118,341	72,123	14,462	69,365	—	369,950
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass	47,583	103,255	86,171	58,659	8,278	5,357	—	309,303
Watch	—	—	15,198	—	—	995	—	16,193
Total multi-family	47,583	103,255	101,369	58,659	8,278	6,352	—	325,496
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass	32,307	89,244	104,523	82,030	13,186	23,366	—	344,656
Watch	3,881	197	3,785	6,851	3,584	1,019	—	19,317
Special Mention	—	—	15,136	—	—	—	—	15,136
Substandard	—	34	—	2,365	—	—	—	2,399
Total commercial real estate	36,188	89,475	123,444	91,246	16,770	24,385	—	381,508
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Construction and Land
Pass	13,763	61,166	39,308	764	354	2,398	—	117,753
Watch	7,109	3,493	—	—	—	—	—	10,602
Special Mention	—	—	—	—	—	16	—	16
Substandard	15,055	—	—	—	—	8	—	15,063
Total construction and land	35,927	64,659	39,308	764	354	2,422	—	143,434
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Home Equity
Pass	5,534	7,438	4,737	3,169	1,444	3,638	37,810	63,770
Watch	—	—	—	—	—	56	322	378
Substandard	—	—	31	61	—	14	170	276
Total home equity	5,534	7,438	4,768	3,230	1,444	3,708	38,302	64,424
Gross charge-offs year-to-date	—	—	—	—	—	11	—	11
Other Consumer
Pass	38,604	75,128	66,493	31,104	15,680	18,871	403	246,283
Watch	47	461	485	217	277	226	3	1,716
Special Mention	64	232	33	30	—	51	—	410
Substandard	23	300	—	28	26	—	—	377
Total other consumer	38,738	76,121	67,011	31,379	15,983	19,148	406	248,786
Gross charge-offs year-to-date	—	2,421	15	27	11	112	71	2,657
Commercial business
Pass	18,818	23,987	11,368	2,791	506	4,947	30,510	92,927
Watch	342	66	394	—	—	—	1	803
Special Mention	—	—	—	1,036	—	—	3,754	4,790
Substandard	177	52	—	144	—	—	2,487	2,860
Total commercial business	19,337	24,105	11,762	3,971	506	4,947	36,752	101,380
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Total loans
Pass	158,596	453,614	430,941	249,421	53,425	125,506	68,723	1,540,226
Watch	11,379	4,493	19,862	7,657	3,861	3,452	326	51,030
Special Mention	64	232	15,169	1,368	—	172	3,754	20,759
Substandard	15,255	386	31	2,926	511	1,197	2,657	22,963
Total loans	$185,294	$458,725	$466,003	$261,372	$57,797	$130,327	$75,460	$1,634,978
Total gross charge-offs year-to-date	$—	$2,421	$15	$27	$11	$123	$71	$2,668

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

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded. Changes in the ACLL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of September 30, 2023, $4.1 million of loans were individually evaluated with no ACLL attributed to such loans. At September 30, 2023, two individually evaluated loans totaling $2.7 million were evaluated using a discounted cash flow approach and the remaining loans totaling $1.5 million were evaluated based on the underlying value of the collateral. The two loans evaluated using the discounted cash flow method were accruing at quarter end, while the collateral dependent loans were all on nonaccrual status at September 30, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of September 30, 2023:

	Collateral Type
	Single Family Residence	Total
	(In thousands)
One-to-four family	$1,430	$1,430
Home equity	32	32
Total collateral dependent loans	$1,462	$1,462

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

There were no newly restructured, renewals, or modifications of existing TDR loans that occurred during the three and nine months ended September 30, 2022.

There were no TDR loans that incurred a payment default within 12 months of the restructure date during the three and nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2023, there were no MLTB.

Note 4 - Allowance for Credit Losses on Loans

The Company maintains an ACLL and an ACLUC in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACLL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The reserve is an estimate based upon factors and trends at the time the financial statements are prepared. The Company adopted ASU 2016-13 effective January 1, 2023, which increased the beginning ACLL as discussed in Note 1. The incurred loss methodology presentation is used for periods prior to the adoption of ASU 2016-13.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended September 30, 2023
	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,012	$—	$—	$526	$3,538
Multi-family	1,041	—	—	230	1,271
Commercial real estate	2,924	—	—	(390)	2,534
Construction and land	2,535	—	—	(352)	2,183
Home equity	1,125	—	—	178	1,303
Auto and other consumer	4,795	(731)	(501)	601	4,164
Commercial business	1,865	—	—	87	1,952
Total	$17,297	$(731)	$(501)	$880	$16,945

	At or For the Nine Months Ended September 30, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$4	$620	$3,538
Multi-family	2,468	(1,449)	1,019	—	—	252	1,271
Commercial real estate	4,217	(604)	3,613	—	—	(1,079)	2,534
Construction and land	2,344	1,555	3,899	—	—	(1,716)	2,183
Home equity	549	346	895	(11)	5	414	1,303
Auto and other consumer	2,024	2,381	4,405	(2,657)	84	2,332	4,164
Commercial business	786	794	1,580	—	—	372	1,952
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(2,668)	$93	$1,195	$16,945

The ACLL decreased $352,000 during the three months ended September 30, 2023. Charge-offs during the third quarter of 2023 were mainly concentrated in unsecured consumer loans purchased through the Splash program. The recovery adjustment is due to a reclassification of funds received from the Splash program which had been recorded as a recovery in the second quarter of 2023. The provision for ACLL reflects higher loss factors in one-to-four family, commercial business and multi-family loans based on our assumptions.

The post-adoption ACLL decreased $1.4 million during the nine months ended September 30, 2023, with $2.6 million of year-to-date net charge-offs partially offset by the provision for ACLL. The ACLL provision expense during the nine months ended September 30, 2023, was the result of higher loan balances combined with high loss factors due to the impact of changes in U.S. gross domestic product and unemployment on our model assumptions.

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

Interest income recognized on a cash basis on impaired loans for the three and nine months ended September 30, 2022, was $42,000 and $126,000, respectively, under the incurred loss methodology.

Allowance for Credit Losses on Unfunded Loan Commitments. The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities on the consolidated balance sheets. The allowance for unfunded commitments was $828,000 at September 30, 2023, a decrease compared to $1.9 million at the adoption of CECL on January 1, 2023. Included in the year-to-date provision for credit loss expense was a provision recapture for unfunded commitments of $509,000 and $1.0 million for the three and nine months ended September 30, 2023, respectively, primarily attributable to construction loan disbursements resulting in lower unfunded commitments.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2023		December 31, 2022
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$269,800	—%	$315,083	—%
Interest-bearing demand deposits	182,361	0.52%	193,558	0.01%
Money market accounts	372,706	1.28%	473,009	0.58%
Savings accounts	253,182	1.45%	200,920	0.26%
Certificates of deposit	579,713	3.93%	381,685	2.19%
Total deposits	$1,657,762	1.94%	$1,564,255	0.74%

Brokered certificates of deposit of $169.6 million and $133.9 million are included in the September 30, 2023 and December 31, 2022 certificates of deposit totals above, respectively. The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at September 30, 2023 and December 31, 2022, were $165.3 million and $96.6 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Within one year or less	$449,211	$262,189
After one year through two years	105,169	69,967
After two years through three years	9,780	37,032
After three years through four years	10,863	7,409
After four years through five years	4,690	5,088
Total certificates of deposit	$579,713	$381,685

At  September 30, 2023 and December 31, 2022, deposits included $109.4 million and $93.3 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  September 30, 2023, to secure public deposits and pledged investment securities with a carrying value of $57.1 million were pledged as collateral for these deposits at  December 31, 2022. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  September 30, 2023 and December 31, 2022, were funds held by federally recognized tribes totaling $19.2 million and $10.3 million, respectively. Investment securities with a carrying value of $21.3 million and $23.6 million were pledged as collateral for these deposits at  September 30, 2023 and December 31, 2022, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Demand deposits	$204	$16	$599	$58
Money market accounts	1,146	468	2,866	1,089
Savings accounts	918	24	2,056	76
Certificates of deposit	5,431	743	12,740	1,541
Total interest expense on deposits	$7,699	$1,251	$18,261	$2,764

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 45% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $885.7 million and $753.7 million at  September 30, 2023 and December 31, 2022, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at  September 30, 2023.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $8.58 million and $8.57 million at  September 30, 2023 and December 31, 2022, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $9.02 million and $8.99 million were pledged to the FRB at  September 30, 2023 and December 31, 2022, respectively.

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

In June 2023, First Fed established a Bank Term Funding ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. Available borrowing capacity was $18.3 million at  September 30, 2023. No funds have been borrowed to date. Investment securities with a carrying value of $15.0 million were pledged to secure the BTFP at  September 30, 2023.

The following table sets forth information regarding our borrowings at the end of and during the nine months ended September 30, 2023. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$80,000	$168,000	$5,000	$8,000	$39,416
Maximum outstanding at any month-end	85,000	189,000	95,000	11,000	39,416
Average monthly outstanding during the period	82,222	141,444	32,222	10,249	39,384
Weighted-average daily interest rates
Annual	1.96%	5.15%	5.08%	9.06%	4.02%
Period End	2.09%	5.53%	5.27%	9.00%	4.01%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at September 30, 2023 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$25,000	2.76%
After one year through two years	20,000	2.12
After two years through three years	15,000	1.49
After three years through four years	10,000	1.63
After four years through five years	10,000	1.76
Total FHLB long-term advances	$80,000	2.09%

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

The effective tax rates were 19.9% and 19.4% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2023 and 2022 of 21%, largely due to the nontaxable earnings on bank-owned life insurance and tax-exempt interest income earned on certain investment securities and loans. In the second quarter of 2022, the Company began accruing a provision for income tax for certain states in which we have both employees and collateral for loans, thereby creating a nexus in those states for income tax purposes.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$2,504	$4,291	$7,808	$9,585
Earnings allocated to participating securities	(11)	(35)	(39)	(92)
Earnings allocated to common shareholders	$2,493	$4,256	$7,769	$9,493
Basic:
Weighted average common shares outstanding	9,631,929	9,955,322	9,666,900	9,979,152
Weighted average unvested restricted stock awards	(125,338)	(212,930)	(143,326)	(231,253)
Weighted average unallocated ESOP shares	(600,065)	(648,571)	(613,183)	(661,670)
Total basic weighted average common shares outstanding	8,906,526	9,093,821	8,910,391	9,086,229
Diluted:
Basic weighted average common shares outstanding	8,906,526	9,093,821	8,910,391	9,086,229
Dilutive restricted stock awards	28,356	44,302	20,013	69,584
Total diluted weighted average common shares outstanding	8,934,882	9,138,123	8,930,404	9,155,813
Basic earnings per common share	$0.28	$0.47	$0.87	$1.04
Diluted earnings per common share	$0.28	$0.47	$0.87	$1.04

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  September 30, 2023 and 2022, antidilutive shares as calculated under the treasury stock method totaled 13,582 and 2,617, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. A $835,000 principal and interest payment was made by the ESOP during the nine months ended September 30, 2023.

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

Compensation expense related to the ESOP for the three months ended September 30, 2023 and 2022, was $167,000 and $216,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2023 and 2022, was $507,000 and $752,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Allocated shares	439,174	386,285
Committed to be released shares	13,257	26,442
Unallocated shares	595,598	635,302
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$7,308	$9,758

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  September 30, 2023, there were 85,490 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  September 30, 2023, there were no shares available for grant under the 2015 EIP. At this date, there are 34,920 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 32,449 and 55,443 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2023 and 2022. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended September 30, 2023 and 2022, total compensation expense for the equity incentive plans was $349,000 and $404,000, respectively. Included in the compensation expense for the three months ended September 30, 2023 and 2022, was directors' equity compensation of $59,000 and $50,000, respectively.

For the nine months ended September 30, 2023 and 2022, total compensation expense for the equity incentive plans was $1.1 million and $1.3 million, respectively. Included in the compensation expense for the nine months ended September 30, 2023 and 2022, was directors' equity compensation of $190,000 and $189,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2023	132,918	$16.50
Granted	3,100	12.17
Vested	(10,820)	14.60
Canceled (1)	(3,606)	14.60
Forfeited	(1,182)	20.02
Non-vested at September 30, 2023	120,410	$16.59

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

	For the Nine Months Ended
	September 30, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	166,839	$17.78
Granted	32,449	13.90
Vested	(49,273)	18.11
Canceled (1)	(15,412)	18.11
Forfeited	(14,193)	17.51
Non-vested at September 30, 2023	120,410	$16.59

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2023, there was $1.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.34 years.

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

Partnership investments: Management determines fair value using quoted prices of similar investments or discounted cash flows, which are considered Level 2, when available. Where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. The Company believes that the net asset value obtained through financial statements provided by each partnership approximates fair value. Such instruments are classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$4,637	$89,358	$—	$93,995
U.S. Treasury notes	2,377	—	—	2,377
Agency bonds	—	1,703	—	1,703
Corporate debt	5,376	48,959	—	54,335
MBS agency	—	66,946	—	66,946
MBS non-agency	—	60,776	29,192	89,968
Sold loan servicing rights	—	—	3,729	3,729
Partnership investments	—	—	12,787	12,787
Interest rate swap derivative	—	576	—	576
Total assets measured at fair value	$12,390	$268,318	$45,708	$326,416

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$4,913	$93,137	$—	$98,050
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,702	—	1,702
Corporate debt	5,326	50,173	—	55,499
MBS agency	—	75,648	—	75,648
MBS non-agency	—	63,707	29,599	93,306
Sold loan servicing rights	—	—	3,887	3,887
Partnership investments	—	—	12,563	12,563
Total assets measured at fair value	$12,603	$284,367	$46,049	$343,019

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

September 30, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,729	Discounted cash flow	Constant prepayment rate	5.36% - 34.46% (8.39%)
			Discount rate	11.75% - 14.24% (12.56%)
MBS non-agency	$29,192	Consensus pricing	Offered quotes	94.5 - 99.3
			Comparability adjustments (%)	-3.97% - 0.87%
Partnership investments	$12,787	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following table summarizes the changes in sold loan servicing rights, a Level 3 asset measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$3,825	$3,865	$3,887	$3,820
Servicing rights that result from transfers and sale of financial assets	71	45	145	143
Changes in fair value due to changes in model inputs or assumptions (1)	(167)	(38)	(303)	(91)
Balance at end of period	$3,729	$3,872	$3,729	$3,872
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

The following tables summarize the changes in Level 3 securities available for sale and partnership investments, assets which are measured at fair value on a recurring basis, at the dates indicated:

	As of or Three Months Ended September 30, 2023
	Balance at beginning of period	Transfers Into Level 3	Purchases, net of Distributions	Unrealized (Losses) Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$29,378	$—	$—	$(186)	$29,192
Partnership investments	12,733	—	(82)	136	12,787

	As of or For the Nine Months Ended September 30, 2023
	Balance at beginning of period	Transfers Into Level 3	Purchases, net of Distributions	Unrealized (Losses) Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$29,599	$—	$—	$(407)	$29,192
Partnership investments	12,563	—	(69)	293	12,787

	As of or For the Year Ended December 31, 2022
	Balance at beginning of period	Transfers Into Level 3 (1)	Purchases	Unrealized Gains	Balance at end of period
	(In thousands)
Securities available for sale:
MBS non-agency	$—	$29,599	$—	$—	$29,599
Sold loan servicing rights	—	12,490	—	73	12,563
(1) Transferred from Level 2 to Level 3 in the fourth quarter of 2022 because of a lack of observable market data, resulting from little to no market activity for the investments.

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

The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the date indicated:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,034	$3,034

At  September 30, 2023 and December 31, 2022, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$83,886	$83,886	$83,886	$—	$—
Investment securities available for sale	309,324	309,324	12,390	267,742	29,192
Loans held for sale	689	689	—	689	—
Loans receivable, net	1,618,033	1,486,050	—	—	1,486,050
FHLB stock	12,621	12,621	—	12,621	—
Accrued interest receivable	8,093	8,093	—	8,093	—
Sold loan servicing rights, at fair value	3,729	3,729	—	—	3,729
Partnership investments	12,787	12,787	—	—	12,787
Interest rate swap derivative	576	576	—	576	—
Financial liabilities
Demand deposits	$1,078,049	$1,078,049	$1,078,049	$—	$—
Time deposits	579,713	572,616	—	—	572,616
FHLB Borrowings	253,000	248,031	—	—	248,031
Line of Credit	8,000	8,030	—	—	8,030
Subordinated debt, net	39,416	39,879	—	—	39,879
Accrued interest payable	2,276	2,276	—	2,276	—

	December 31, 2022
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,596	$45,596	$45,596	$—	$—
Investment securities available for sale	326,569	326,569	12,603	284,367	29,599
Loans held for sale	597	597	—	597	—
Loans receivable, net	1,531,435	1,461,470	—	—	1,461,470
FHLB stock	11,681	11,681	—	11,681	—
Accrued interest receivable	6,743	6,743	—	6,743	—
Sold loan servicing rights, at fair value	3,887	3,887	—	—	3,887
Partnership investments	12,563	12,563	—	—	12,563
Financial liabilities
Demand deposits	1,182,570	$1,182,570	$1,182,570	$—	$—
Time deposits	381,685	372,865	—	—	372,865
FHLB Borrowings	234,000	229,103	—	—	229,103
Line of Credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,358	38,841	—	—	38,841
Accrued interest payable	455	455	—	455	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at June 30, 2022	$(26,653)	$(1,794)	$—	$(28,447)
Other comprehensive loss before reclassification	(12,604)	—	—	(12,604)
Amounts reclassified from accumulated other comprehensive income	—	28	—	28
Net other comprehensive (loss) income	(12,604)	28	—	(12,576)
Balance at September 30, 2022	$(39,257)	$(1,766)	$—	$(41,023)

Balance at June 30, 2023	$(37,679)	$(2,079)	$(308)	$(40,066)
Other comprehensive loss before reclassification	(6,540)	—	727	(5,813)
Amounts reclassified from accumulated other comprehensive income	—	29	—	29
Net other comprehensive (loss) income	(6,540)	29	727	(5,784)
Balance at September 30, 2023	$(44,219)	$(2,050)	$419	$(45,850)

Balance at December 31, 2021	$2,140	$(1,852)	$—	$288
Other comprehensive loss before reclassification	(41,304)	—	—	(41,304)
Amounts reclassified from accumulated other comprehensive income	(93)	86	—	(7)
Net other comprehensive (loss) income	(41,397)	86	—	(41,311)
Balance at September 30, 2022	$(39,257)	$(1,766)	$—	$(41,023)

Balance at December 31, 2022	$(38,404)	$(2,139)	$—	$(40,543)
Other comprehensive loss before reclassification	(5,815)	—	419	(5,396)
Amounts reclassified from accumulated other comprehensive income	—	89	—	89
Net other comprehensive (loss) income	(5,815)	89	419	(5,307)
Balance at September 30, 2023	$(44,219)	$(2,050)	$419	$(45,850)

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

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

At September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company had no fair value hedges at December 31, 2022.

Line item in the income statement in which the hedged item is included	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets (Liabilities)
	(In thousands)
September 30, 2023
Investment securities (1)	$49,467	$(533)
Total	$49,467	$(533)

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $59.5 million, the cumulative basis adjustments associated with this hedging relationship was ($533,000), and the amount of the designated hedged items was $50.0 million.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
September 30, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$576	$—

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Total amounts recognized in interest on investment securities	$3,368	$2,817	$9,886	$7,807
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(925)	$—	$(533)	$—
Recognized on derivatives designated as hedging instruments	1,071	—	817	—
Net income recognized on fair value	$146	$—	$284	$—

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

The Company has an interest rate swap agreement with its derivative counterparty that contains a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At September 30, 2023, the Company had no derivatives in a net liability position related to this agreement. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted collateral of securities with par values totaling $55.8 million and cash of $790,000 to secure the interest rate swap agreement at September 30, 2023. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of September 30, 2023, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	the risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;
•	legislative or regulatory changes, including expanded consumer protection regulation, responses to recent events in the banking industry, inflation and climate change issues, which could adversely affect the Company's business;
•	continued depressed market demand for loans that we originate for sale;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our efforts to achieve loan and revenue growth;
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

•	risks related to overall economic conditions, including the impact on the economy of a rising interest rate environment, inflationary pressures, and geopolitical instability, including the wars in Ukraine and the Middle East;
•	any failure of key third-party vendors to perform their obligations to us;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 2022, ("2022 Form 10-K").

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

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include several limited partnership investments, including a 33.3% interest in The Meriwether Group, LLC ("MWG"). The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company also entered into partnerships to strategically invest in fintech-related businesses, which may result in additional investment opportunities.

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

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Meriwether Group Capital Hero Fund LP ("Hero Fund"). The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. First Northwest also has a limited partnership investment in the Hero Fund. MWG also holds a 20% general partner interest in MWGC.

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

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our investment, loan and unfunded commitment portfolios through the ACL. A recapture of previously recognized provision for credit losses may be added to net income as the underlying assumptions driving anticipated loss rates within the CECL model improve, such as the United States unemployment and gross domestic product metrics, lower loan or unfunded commitment balances, or receipt of recoveries for amounts previously charged off.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Assets. Total assets increased to $2.15 billion, or 5.5%, at September 30, 2023, from $2.04 billion at December 31, 2022.

Cash and cash equivalents increased by $38.3 million, or 84.0%, to $83.9 million as of September 30, 2023, compared to $45.6 million as of December 31, 2022. Cash increased during the current year as the Bank increased balance sheet liquidity in response to stresses within the banking industry and related concerns with respect to uncertainty pertaining to deposit costs and retention.

Investment securities decreased $17.3 million, or 5.3%, to $309.3 million at September 30, 2023, from $326.6 million at December 31, 2022. The decrease was due to normal payments and prepayment activity as well as a mark-to-market valuation decrease of $7.7 million, primarily related to a declining market outlook on the municipal bond portfolio due to the current rate environment. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.7 years as of September 30, 2023, compared to 8.2 years as of December 31, 2022, and had an estimated average repricing term of 7.3 years as of September 30, 2023, compared to 7.1 years as of December 31, 2022, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.9 years at September 30, 2023, compared to 5.1 years at December 31, 2022. We believe prepayment activity may continue to slow if interest rates continue to rise, extending the projected duration and causing additional deterioration to the market value of our securities portfolio.

Included in MBS non-agency are $58.7 million of commercial mortgage-backed securities ("CMBS"), of which 85.6%, or $50.2 million, are in "A" tranches. The majority of the remaining 14.4%, or $8.5 million, are in "B" tranches, with one investment in a "C" tranche. Our largest exposure is to long-term care facilities, which makes up 53.9%, or $31.7 million, of our private label CMBS securities. All of the CMBS bonds have credit enhancements that further reduce risk of loss on these investments.

The investment portfolio was composed of 49.0% in amortizing securities at September 30, 2023, compared to 50.8% at December 31, 2022. The projected average life of our securities may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. Securities are bought and sold to manage liquidity, improve long-term portfolio yields and manage interest rate risk in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $86.6 million to $1.62 billion at September 30, 2023, from $1.53 billion at December 31, 2022. During the nine months ended September 30, 2023, multi-family loans increased $72.8 million through new originations totaling $40.1 million, and $27.8 million of construction loans converting into permanent amortizing loans, including $17.8 million of acquisition-renovation loans. One-to-four family residential loans increased $26.4 million as a result of $3.3 million in new amortizing loan originations and $48.0 million of residential construction loans that converted to permanent amortizing loans, partially offset by loan prepayments totaling $17.5 million and $7.4 million of scheduled payments received. Commercial business loans increased $24.5 million as a result of $15.2 million of Bankers Healthcare Group loan purchases and $9.2 million of organic originations and draws on existing commitments in excess of payoffs and scheduled payments. Home equity loans increased $11.6 million primarily as a result of $5.7 million in new fixed-rate originations and $7.7 million in new home equity lines of credit, offset by payment activity. Auto and other consumer loans increased $9.9 million, due to a $14.3 million purchase of a pool of manufactured home loans and $2.8 million in individual manufactured home loan purchases, offset by a net decrease in auto loans of $1.3 million and payment activity. Commercial real estate loans decreased $7.3 million, with early payoffs and scheduled payments in excess of the $4.3 million from construction loans that converted into permanent amortizing loans.

Construction and land loans decreased $50.2 million, or 25.9%, to $143.4 million at September 30, 2023, from $193.7 million at December 31, 2022, with $77.6 million converting into fully amortizing loans and additional decreases from loans being paid in full, partially offset by draws on new and existing loans. Construction loans in the portfolio are geographically dispersed throughout western Washington with two loans in Oregon and two loans in Idaho. We manage construction lending by utilizing a licensed third-party vendor to assist us in monitoring the progress toward completion of our construction projects. We continue to monitor the impact of supply chain challenges, inflation and consumer demand in a rising interest rate environment on completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At September 30, 2023, no acquisition-renovation loans were included in the construction loan total compared to $19.3 million at December 31, 2022. These commercial acquisition-renovation loans represent financing primarily for the acquisition of multi-family properties with a construction component used for the renovation of common areas and specific units of the building. Given the construction component of these loans, we are required to report them as construction under regulatory guidelines; however, we consider these loans to be lower risk than typical ground-up construction projects. At September 30, 2023, 42% of construction commitments were for one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$14,635	$60,461	$7,577	$540	$—	$83,213
Multi-family residential	—	76,905	9,221	415	3,592	90,133
Commercial real estate	—	24,238	—	—	—	24,238
Total commitment	$14,635	$161,604	$16,798	$955	$3,592	$197,584

Construction Funds Disbursed
One-to-four family residential	$6,277	$36,418	$4,866	$173	$—	$47,734
Multi-family residential	—	60,643	5,679	85	3,334	69,741
Commercial real estate	—	19,498	—	—	—	19,498
Total disbursed	$6,277	$116,559	$10,545	$258	$3,334	$136,973

Undisbursed Commitment
One-to-four family residential	$8,358	$24,043	$2,711	$367	$—	$35,479
Multi-family residential	—	16,262	3,542	330	258	20,392
Commercial real estate	—	4,740	—	—	—	4,740
Total undisbursed	$ 8,358	$ 45,045	$ 6,253	$ 697	$ 258	$ 60,611

Land Funds Disbursed
One-to-four family residential	$3,639	$3,033	$274	$—	$—	$6,946
Total disbursed for land	$3,639	$3,033	$274	$—	$—	$6,946
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2022	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$39,031	$75,745	$12,015	$—	$—	$126,791
Multi-family residential	—	102,429	9,296	415	3,592	115,732
Commercial acquisition-renovation	1,636	18,625	—	—	—	20,261
Commercial real estate	349	39,845	—	540	—	40,734
Total commitment	$41,016	$236,644	$21,311	$955	$3,592	$303,518

Construction Funds Disbursed
One-to-four family residential	$17,557	$36,902	$4,280	$—	$—	$58,739
Multi-family residential	—	68,936	5,296	42	2,752	77,026
Commercial acquisition-renovation	1,636	17,687	—	—	—	19,323
Commercial real estate	212	27,492	—	12	—	27,716
Total disbursed	$19,405	$151,017	$9,576	$54	$2,752	$182,804

Undisbursed Commitment
One-to-four family residential	$21,474	$38,843	$7,735	$—	$—	$68,052
Multi-family residential	—	33,493	4,000	373	840	38,706
Commercial acquisition-renovation	—	938	—	—	—	938
Commercial real estate	137	12,353	—	528	—	13,018
Total undisbursed	$21,611	$85,627	$11,735	$901	$840	$120,714

Land Funds Disbursed
One-to-four family residential	$3,552	$3,370	$419	$—	$—	$7,341
Commercial real estate	372	4,129	—	—	—	4,501
Total disbursed for land	$3,924	$7,499	$419	$—	$—	$11,842
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the nine months ended September 30, 2023, the Company originated $171.5 million of organic loans, of which $122.8 million, or 71.6%, were originated in the Puget Sound region, $42.2 million, or 24.5%, in the North Olympic Peninsula, $3.0 million, or 1.8%, in other areas throughout Washington State, and $3.5 million, or 2.1%, in other states. The Company purchased an additional $33.2 million in auto loans, $17.1 million in manufactured home loans, and $15.2 million in commercial business loans with collateral located throughout the United States during the nine months ended September 30, 2023. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. The Northpointe Mortgage Purchase Program ("Northpointe MPP") also provides a temporary source of additional interest income but is dependent on demand for funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 79.1% organic originations and 20.9% purchased loans at September 30, 2023.

The ACLL increased to $17.0 million at September 30, 2023, as the Company adopted CECL on January 1, 2023, recording a day-one adjusting entry of $2.2 million. The Company made a $315,000 provision for credit loss on loans for the nine-month period. Net charge-offs were $2.5 million for the nine-month period. The ACLL as a percentage of total loans was 1.0% and 1.1% at September 30, 2023 and December 31, 2022, respectively.

Nonperforming loans increased $581,000, or 32.4%, to $2.4 million at September 30, 2023, from $1.8 million at December 31, 2022, reflecting the deterioration of three mortgage loans totaling $836,000, partially offset by payments received on other nonperforming loans. Nonperforming loans to total loans was 0.1% at both September 30, 2023 and December 31, 2022. The ACLL as a percentage of nonperforming loans decreased to 714% at September 30, 2023, down from 900% at December 31, 2022.

Classified loans increased $6.1 million to $23.0 million at September 30, 2023, from $16.9 million at December 31, 2022, due to downgrades of $2.9 million in commercial business loans, $1.3 million in commercial real estate loans, $1.1 million of additional funds disbursed on a substandard commercial construction loan, $862,000 for three single-family residential loans, along with delinquent unsecured consumer loans totaling $323,000 and home equity loans totaling $141,000.

Loan charge-offs are concentrated mainly in purchased unsecured consumer and indirect auto loans. The underwriting criteria for future loans purchased from the Splash unsecured consumer loan program were adjusted in an effort to minimize future losses. The Splash portfolio had loan balances of $8.7 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively. The indirect auto loan program was discontinued in 2020, and the remaining loan balances under that program decreased to $2.6 million at September 30, 2023 from $4.8 million at December 31, 2022. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of September 30, 2023.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$369,950	$343,559	$26,391	7.7%
Multi-family	325,496	252,745	72,751	28.8
Commercial real estate	381,508	388,884	(7,376)	(1.9)
Construction and land	143,434	193,646	(50,212)	(25.9)
Total real estate loans	1,220,388	1,178,834	41,554	3.5
Consumer:
Home equity	64,424	52,877	11,547	21.8
Auto and other consumer	248,786	238,913	9,873	4.1
Total consumer loans	313,210	291,790	21,420	7.3
Commercial business loans	101,380	76,927	24,453	31.8
Total loans	1,634,978	1,547,551	87,427	5.6
Less:
Allowance for credit losses on loans	16,945	16,116	829	5.1
Loans receivable, net	$1,618,033	$1,531,435	$86,598	5.7

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	September 30, 2023	December 31, 2022	Amount	Percent
	(In thousands)
Nonperforming loans:
Real estate loans:
One-to-four family	$1,790	$954	$836	87.6%
Commercial real estate	34	53	(19)	(35.8)
Construction and land	8	15	(7)	(46.7)
Total real estate loans	1,832	1,022	810	79.3
Consumer loans:
Home equity	166	196	(30)	(15.3)
Auto and other consumer	376	575	(199)	(34.6)
Total consumer loans	542	771	(229)	(29.7)
Total nonperforming assets	$2,374	$1,793	$581	32.4

Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.1%	0.0%	—

Liabilities. Total liabilities increased to $2.0 billion at September 30, 2023, from $1.88 billion at December 31, 2022, due to an increase in deposits of $93.5 million and borrowings of $15.0 million.

Deposit balances increased $93.5 million to $1.66 billion at September 30, 2023 from $1.56 billion at December 31, 2022. During the nine-month period ended September 30, 2023, CDs increased $198.0 million and savings accounts increased $52.3 million, offset by money market account decreases of $100.3 million and demand deposit account decreases of $56.5 million. We believe the shift between categories was driven by customers seeking higher rates and spending excess savings accumulated in 2020 and 2021. We utilize brokered CDs as an additional funding source to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Brokered CDs totaling $169.6 million were included in the $579.7 million balance of CDs at September 30, 2023. Brokered CD balances increased $35.7 million, business and public fund account balances increased $33.7 million, and consumer account balances increased $23.4 million during the nine-month period ended September 30, 2023.

FHLB advances increased $29.0 million, or 12.9% to $253.0 million at September 30, 2023, from $224.0 million at December 31, 2022. We increased short-term advances to provide additional balance sheet liquidity, fund loan growth and keep the duration of liabilities shorter relative to taking on longer term advances.

Equity. Total shareholders' equity decreased $2.2 million to $156.1 million for the nine months ended September 30, 2023. The Company recorded year-to-date net income of $7.8 million and a $419,000 increase in the fair market value of derivatives, net of taxes. Increases were offset by an increase in the after-tax unrealized loss on available-for-sale investments of $5.8 million, a $3.0 million decrease for the cumulative CECL adjustment, $2.0 million of dividends declared and the cost of repurchased shares. Year-to-date, we repurchased 75,690 shares of common stock under the October 2020 stock repurchase plan at an average price of $12.91 per share for a total of $980,000, leaving 226,337 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022

General. Net income attributable to the Company was $2.5 million for the three months ended September 30, 2023, compared to $4.3 million for the three months ended September 30, 2022. A $2.9 million decrease in net interest income after provision for credit losses was offset by a $570,000 increase in noninterest income and a $1.0 million decrease in noninterest expense.

Net Interest Income. Net interest income decreased $3.3 million to $15.0 million for the three months ended September 30, 2023, from $18.2 million for the three months ended September 30, 2022. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 187 basis points to 2.60% for the three months ended September 30, 2023, compared to 0.73% for the same period in the prior year. This was due to an increase in the average balances of CDs and advances and higher rates paid on all deposits and advances. The average yield on interest-earning assets increased 69 basis points to 5.14% for the three months ended September 30, 2023, compared to 4.45% for the same period last year, due primarily to higher yields on variable-rate assets and new loan originations.

Total cost of funds increased 164 basis points to 2.23% for the three months ended September 30, 2023, from 0.59% for the same period in 2022. The net interest margin decreased 91 basis points to 2.97% for the three months ended September 30, 2023, from 3.88% for the same period in 2022. While increases in the cost of funding are currently outpacing the growth of the yield on interest-earning assets, the Company has taken measures to reverse interest rate margin compression. The Bank augments organic loan production with higher yielding purchased loans through relationships with loan originators. A fair value hedging agreement provides additional interest income and new loan originations are priced to current market rates.

Interest Income. Total interest income increased $5.0 million, or 23.9%, to $25.8 million for the three months ended September 30, 2023, from $20.9 million for the comparable period in 2022, primarily due to higher yields on interest-earning assets. Interest and fees on loans receivable increased $4.0 million, to $21.7 million for the three months ended September 30, 2023, from $17.8 million for the three months ended September 30, 2022, primarily due to an increase in average loan yields to 5.31% for the three months ended September 30, 2023, from 4.75% for the same period in 2022, coupled with an increase in the average balance of net loans receivable of $140.1 million compared to the third quarter of 2022. The loan portfolio has grown through our renewed short-term participation in the Northpointe MPP, draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 116 basis points to 4.18% compared to the same period in 2022, as increases in floating bond rates and a slowdown in prepayment speeds, which reduces amortization of premium costs, have positively impacted investment securities income. The yield on interest-earning deposits in banks also increased to 5.46% from 2.72% for the comparable period in 2022, benefitting from increases in rates paid on excess balances held at the FRB.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,624,722	5.31%	$1,484,615	4.75%	$3,950
Investment securities	319,508	4.18	348,281	3.21	551
FHLB stock	11,922	7.12	9,269	6.08	72
Interest-earning deposits in banks	38,099	5.46	17,231	2.72	406
Total interest-earning assets	$1,994,251	5.14%	$1,859,396	4.45%	$4,979

Interest Expense. Total interest expense increased $8.2 million, or 310.6%, to $10.9 million for the three months ended September 30, 2023, compared to $2.7 million for the three months ended September 30, 2022. The increase over the third quarter of 2022 was the result of an increase in the cost of deposits to 1.85% from 0.32% in same period one year ago along with higher volumes of CDs. A shift in the deposit mix from no or low-cost transaction and money market accounts to a higher volume of CDs and promotional savings accounts resulted in higher costs of deposits. Borrowing expense increased due to an average balance increase of $62.3 million and an increase in the cost of advances, primarily FHLB advances, compared to the same period in 2022.

Average deposit account balances were composed of 83% in interest-bearing deposits and 17% in noninterest-bearing deposits at September 30, 2023, compared to 78% and 22%, respectively, at September 30, 2022. During the three months ended September 30, 2023, interest expense increased on CDs due to an increase in the average balances of $292.7 million, along with an increase in the average rates paid of 89 basis points, compared to the three months ended September 30, 2022. During the same period, the average balances of money market accounts decreased $183.0 million, offset by a 72 basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 2.22% for the three months ended September 30, 2023, from 0.41% for the three months ended September 30, 2022, due to changes to the deposit mix, driven by customer preferences and the use of higher rate promotional products designed to retain existing deposits and generate new deposits. The mix of customer deposit balances shifted from non-maturity accounts towards higher cost term certificate and savings products. Customer CDs represented 27.6% and 15.2% of customer deposits at September 30, 2023 and 2022, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$176,503	0.46%	$190,542	0.03%	$188
Money market accounts	373,408	1.22	556,434	0.33	678
Savings accounts	255,956	1.42	198,403	0.05	894
Certificates of deposit	571,867	3.77	279,169	1.06	4,688
Advances	244,859	4.52	182,554	2.18	1,786
Subordinated debt	39,403	3.97	39,326	3.98	(1)
Total interest-bearing liabilities	$1,661,996	2.60%	$1,446,428	0.73%	$8,233

Provision for Credit Losses. The Company recorded a $371,000 provision for credit losses in the three months ended September 30, 2023, reflecting growth in the loan portfolio and additional charge-offs from the Splash unsecured consumer loan program, partially offset by a recapture due to a lower unfunded commitment balance. This compares to a $750,000 loan loss provision for the three months ended September 30, 2022, which was estimated using the incurred loss method based on historical loss trends combined with qualitative adjustments.

The following table details activity and information related to the ACLL for the periods shown:

	Three Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$880	$782
Net charge-offs	(1,232)	(224)
Allowance for credit losses on loans	16,945	16,273
Allowance for losses as a percentage of gross loans receivable at period end	1.0%	1.1%
Total nonaccrual loans	2,374	3,517
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	713.8%	462.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$1,634,978	$1,537,391

Noninterest Income. Noninterest income increased $570,000, or 24.4%, to $2.9 million for the three months ended September 30, 2023, from $2.3 million for the three months ended September 30, 2022. The increase was primarily due to a $750,000 reclassification from interest income to noninterest income recouped on Splash loan charge-offs, referral fee income of $219,000 and a quarter-over-quarter increase of $108,00 in swap fee income. Saleable mortgage loan production continues to be hindered by the increase in market rates on mortgage loans and a lack of single-family home inventory compared to the same period in the prior year. In addition, during the current quarter, commercial loan late charge fee income declined $159,000, the valuation of servicing rights on sold loans decreased $129,000 and no loans were sold to the SBA, resulting in a combined quarter-over-quarter decrease in the net gain on sale of loans of $114,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,068	$1,302	$(234)	(18.0)%
Sold loan servicing fees and servicing rights mark-to-market	98	206	(108)	(52.4)
Net gain on sale of loans	171	285	(114)	(40.0)
Increase in cash surrender value of bank-owned life insurance	252	221	31	14.0
Other income	1,315	320	995	310.9
Total noninterest income	$2,904	$2,334	$570	24.4%

Noninterest Expense. Noninterest expense decreased $1.0 million, or 6.5%, to $14.4 million for the three months ended September 30, 2023, compared to $15.4 million for the three months ended September 30, 2022. The decrease in expenses compared to the third quarter of 2022 reflects a $1.1 million decrease related to Quin Ventures compensation, advertising and customer acquisition costs, and occupancy expenses. Additional decreases in Bank incentive compensation paid and other non-recurring compensation expenses were partially offset by higher Bank professional fees and FDIC insurance premiums. The Company continues to manage expenses, with a focus on controlling compensation expenses and reducing advertising and other discretionary spending.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,795	$9,045	$(1,250)	(13.8)%
Data processing	1,945	1,778	167	9.4
Occupancy and equipment	1,173	1,499	(326)	(21.7)
Supplies, postage, and telephone	292	322	(30)	(9.3)
Regulatory assessments and state taxes	446	365	81	22.2
Advertising	501	645	(144)	(22.3)
Professional fees	929	695	234	33.7
FDIC insurance premium	369	219	150	68.5
Other expense	926	807	119	14.7
Total noninterest expense	$14,376	$15,375	$(999)	(6.5)%

Provision for Income Tax. An income tax expense of $603,000 was recorded for the three months ended September 30, 2023, compared to $818,000 for the three months ended September 30, 2022, due to a year-over-year decrease in income before taxes of $1.3 million. The provision includes accruals for both federal and state income taxes. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022

General. Net income attributable to the Company was $7.81 million for the nine months ended September 30, 2023, compared to $9.59 million for the nine months ended September 30, 2022. A $2.6 million decrease in net interest income after provision for credit losses and a $1.8 million decrease in the net loss attributable to the noncontrolling interest in Quin Ventures were offset by a $2.7 million decrease in noninterest expense. Noninterest income was flat period over period.

Net Interest Income. Net interest income decreased $3.7 million to $47.2 million for the nine months ended September 30, 2023, from $50.9 million for the nine months ended September 30, 2022, as higher funding costs outpaced increased loan, investment and interest-earning deposit income.

Average earning assets increased $135.2 million year-over-year. The yield on average interest-earning assets increased 93 basis points to 5.09% for the nine months ended September 30, 2023, compared to 4.16% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities and interest-earning deposit accounts.

The average cost of interest-bearing liabilities increased to 2.26% for the nine months ended September 30, 2023, compared to 0.55% for the same period last year, due primarily to higher rates paid on all interest-bearing deposits and advances along with increases in the average balances of CDs and FHLB advances. Total cost of funds increased 148 basis points to 1.92% for the nine months ended September 30, 2023, from 0.44% for the same period in 2022. The net interest margin decreased 51 basis points to 3.22% for the nine months ended September 30, 2023, from 3.73% for the same period in 2022.

Interest Income. Total interest income increased $17.9 million, or 31.5%, to $74.6 million for the nine months ended September 30, 2023, from $56.7 million for the comparable period in 2022, primarily due to an increase in yields on interest-earning assets and an increase in average net loans receivable balances. Interest and fees on loans receivable increased $14.1 million, to $62.5 million for the nine months ended September 30, 2023, from $48.4 million for the nine months ended September 30, 2022, primarily due to an increase in the average balance of net loans receivable of $163.9 million compared to the prior year, coupled with an increase in average loan yields to 5.28% for the nine months ended September 30, 2023, from 4.56% for the same period in 2022. The loan portfolio saw increases in multi-family and commercial real estate balances, renewed short-term participation in Northpointe MPP, as well as additional purchased auto, manufactured home, and Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also increased 116 basis points to 4.07% compared to the same period in 2022, as the purchase of higher-yielding investments occurred late in the first quarter of 2022 with the related increase only impacting income for the second and third quarters of 2022. An increase in rates on floating bonds and a slowdown in prepayment speeds, which reduces amortization of premium costs, also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,582,658	5.28%	$1,418,734	4.56%	$14,136
Investment securities	324,968	4.07	358,419	2.91	2,079
FHLB stock	11,873	7.07	7,605	5.50	315
Interest-earning deposits in banks	40,447	5.11	39,976	0.68	1,343
Total interest-earning assets	$1,959,946	5.09%	$1,824,734	4.16%	$17,873

Interest Expense. Total interest expense increased $21.6 million, or 372.9%, to $27.4 million for the nine months ended September 30, 2023, compared to $5.8 million for the nine months ended September 30, 2022. The increase over the first nine months of 2022 was the result of a 127 basis point increase in the cost of deposits from 0.24% one year prior along with a higher volume of CD balances. A shift in the deposit mix from no or low-cost transaction and money market accounts to a higher volume of CDs and savings accounts resulted in higher costs of funds on deposits. Interest expense on borrowings increased due to a $62.3 million increase in the average balance and a 234 basis point increase in the cost of advances, primarily FHLB advances, compared to the same period in 2022.

During the nine months ended September 30, 2023, interest expense on CDs increased due to higher average balances of $257.5 million, along with a 251 basis point increase in the average rates paid, compared to the nine months ended September 30, 2022. During the same period, the average balances of money market accounts decreased $179.0 million, with a 72 basis point average rate increase, resulting in an overall increase to interest expense. The average cost of interest-bearing deposit accounts increased to 1.83% for the nine months ended September 30, 2023, from 0.30% for the nine months ended September 30, 2022, due to the use of promotional products designed to retain existing deposits and generate new deposits. The mix of customer deposit balances shifted from non-maturity accounts towards higher cost CD and savings products. Customer CDs represented 27.7% and 14.0% of total deposits at September 30, 2023 and 2022, respectively. Brokered CDs represented 10.2% and 8.1% of total deposits at September 30, 2023 and 2022, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$180,789	0.44%	$194,568	0.04%	$541
Money market accounts	397,023	0.97	576,019	0.25	1,777
Savings accounts	241,802	1.14	196,170	0.05	1,980
Certificates of deposit	514,082	3.31	256,508	0.80	11,199
Advances	246,683	4.29	138,470	1.77	6,072
Subordinated debt	39,384	4.02	39,301	4.02	—
Total interest-bearing liabilities	$1,619,763	2.26%	$1,401,036	0.55%	$21,569

Provision for Credit Losses. The Company recorded a $171,000 provision for credit losses for the nine months ended September 30, 2023, reflecting year-to-date increases in loan balances offset by a decrease in unfunded commitments primarily due to construction loan disbursements. The provision expense related to higher outstanding loan balances from new funding and disbursements on prior commitments was partially offset by a recapture attributable to the decrease in unfunded commitments. Charged-off loan balances also contributed to the loan-related provision. This compares to a $1.3 million loan loss provision for the nine months ended September 30, 2022, which was estimated using the incurred loss method based on historical loss trends combined with qualitative adjustments.

The following table details activity and information related to the ACLL for the periods shown:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$1,195	$1,321
Net charge-offs	(2,575)	(101)
Allowance for credit losses on loans	16,945	16,273
Allowance for losses as a percentage of total gross loans receivable at period end	1.0%	1.1%
Total nonaccrual loans	2,374	3,517
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	713.8%	462.7%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	0.1%	0.2%
Total loans	$1,634,978	$1,537,391

Noninterest Income. Noninterest income decreased $10,000, or 0.1%, to $6.95 million for the nine months ended September 30, 2023, from $6.96 million for the nine months ended September 30, 2022. Other income increased due to the $750,000 Splash payment reclassification and a year-over-year increase of $271,000 in the recorded value of our equity and partnership fintech investments. Saleable mortgage loan production continues to be hindered by the rise in market rates on mortgage loans and a lack of single-family home inventory compared to the prior year which, when combined with a significant decrease in SBA loan sale activity, resulted in a $364,000 year-over-year decrease in net gain on sale of loans. A decline in the fair value of servicing rights compared to the same period in the prior year decreased that category by $212,000. No investment securities sales were recorded during the current year compared to sales in the same period of 2022 which generated $118,000 in gains.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,273	$3,566	$(293)	(8.2)%
Sold loan servicing fees and servicing rights mark-to-market	400	665	(265)	(39.8)
Net gain on sale of loans	405	769	(364)	(47.3)
Net gain on sale of investment securities	—	118	(118)	(100.0)
Increase in cash surrender value of bank-owned life insurance	668	686	(18)	(2.6)
Other income	2,203	1,155	1,048	90.7
Total noninterest income	$6,949	$6,959	$(10)	(0.1)%

Noninterest Expense. Noninterest expense decreased $2.7 million, or 5.7%, to $44.5 million for the nine months ended September 30, 2023, compared to $47.2 million for the nine months ended September 30, 2022. Quin Ventures expenses decreased $3.6 million compared to the first nine months of 2022, mainly due to no Quin Ventures expense recorded for compensation, marketing and occupancy during the first nine months of 2023. Bank compensation and benefits decreased due to lower commissions and incentives paid as well as a decrease in medical insurance and payroll tax expense. The Bank received a medical insurance premium refund of $436,000 in the first quarter of 2023 and transitioned to a self-insured medical plan in 2023. Payroll tax expense was reduced in 2023 by the recognition of a portion of the Employee Retention Credit received in March 2023. These decreases were partially offset by increases in legal fees, consulting fees, data processing expenses associated with building enhanced technological infrastructure and FDIC insurance premiums.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$23,812	$27,583	$(3,771)	(13.7)%
Data processing	6,063	5,420	643	11.9
Occupancy and equipment	3,596	4,098	(502)	(12.2)
Supplies, postage, and telephone	1,082	1,043	39	3.7
Regulatory assessments and state taxes	1,259	1,167	92	7.9
Advertising	2,471	2,802	(331)	(11.8)
Professional fees	2,619	1,883	736	39.1
FDIC insurance premium	939	653	286	43.8
Other expense	2,623	2,520	103	4.1
Total noninterest expense	$44,464	$47,169	$(2,705)	(5.7)%

Provision for Income Tax. An income tax expense of $1.9 million was recorded for the nine months ended September 30, 2023, compared to $1.8 million for the nine months ended September 30, 2022, due to a year-over-year increase in income before taxes of $78,000. The year-over-year provision was also impacted by a higher tax-exempt interest exclusion in 2023 due to a larger interest expense disallowance that impacted the effective tax rate. The provision includes accruals for both federal and state income taxes. The provision for state income tax began in the second quarter of 2022 with respect to certain states in which we have employees and collateral for loans, thereby creating nexus in those states for income tax purposes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2023 and 2022. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2023			2022
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,624,722	$21,728	5.31%	$1,484,615	$17,778	4.75%
Investment securities	319,508	3,368	4.18	348,281	2,817	3.21
FHLB dividends	11,922	214	7.12	9,269	142	6.08
Interest-earning deposits in banks	38,099	524	5.46	17,231	118	2.72
Total interest-earning assets (2)	1,994,251	25,834	5.14	1,859,396	20,855	4.45
Noninterest-earning assets	145,483			137,369
Total average assets	$2,139,734			$1,996,765

Interest-bearing liabilities:
Interest-bearing demand deposits	$176,503	$204	0.46	$190,542	$16	0.03
Money market accounts	373,408	1,146	1.22	556,434	468	0.33
Savings accounts	255,956	918	1.42	198,403	24	0.05
Certificates of deposit	571,867	5,431	3.77	279,169	743	1.06
Total interest-bearing deposits (3)	1,377,734	7,699	2.22	1,224,548	1,251	0.41
Advances	244,859	2,791	4.52	182,554	1,005	2.18
Subordinated debt	39,403	394	3.97	39,326	395	3.98
Total interest-bearing liabilities	1,661,996	10,884	2.60	1,446,428	2,651	0.73
Noninterest-bearing deposits (3)	276,294			342,944
Other noninterest-bearing liabilities	40,450			39,129
Total average liabilities	1,978,740			1,828,501
Average equity	160,994			168,264
Total average liabilities and equity	$2,139,734			$1,996,765

Net interest income		$14,950			$18,204
Net interest rate spread			2.54			3.72
Net earning assets	$332,255			$412,968
Net interest margin (4)			2.97			3.88
Average interest-earning assets to average interest-bearing liabilities	120.0%			128.6%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 1.85% and 0.32% for the three months ended September 30, 2023 and 2022, respectively.

(4) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2023			2022
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$1,582,658	$62,531	5.28%	$1,418,734	$48,395	4.56%
Total investment securities	324,968	9,886	4.07	358,419	7,807	2.91
FHLB dividends	11,873	628	7.07	7,605	313	5.50
Interest-earning deposits in banks	40,447	1,545	5.11	39,976	202	0.68
Total interest-earning assets (2)	1,959,946	74,590	5.09	1,824,734	56,717	4.16
Noninterest-earning assets	143,034			129,004
Total average assets	$2,102,980			$1,953,738

Interest-bearing liabilities:
Interest-bearing demand deposits (3)	$180,789	$599	0.44	$194,568	$58	0.04
Money market accounts	397,023	2,866	0.97	576,019	1,089	0.25
Savings accounts	241,802	2,056	1.14	196,170	76	0.05
Certificates of deposit	514,082	12,740	3.31	256,508	1,541	0.80
Total interest-bearing deposits	1,333,696	18,261	1.83	1,223,265	2,764	0.30
Advances	246,683	7,909	4.29	138,470	1,837	1.77
Subordinated debt	39,384	1,183	4.02	39,301	1,183	4.02
Total interest-bearing liabilities	1,619,763	27,353	2.26	1,401,036	5,784	0.55
Noninterest-bearing deposits (3)	284,282			338,745
Other noninterest-bearing liabilities	38,362			36,934
Total average liabilities	1,942,407			1,776,715
Average equity	160,573			177,023
Total average liabilities and equity	$2,102,980			$1,953,738

Net interest income		$47,237			$50,933
Net interest rate spread			2.83			3.61
Net earning assets	$340,183			$423,698
Net interest margin (4)			3.22			3.73
Average interest-earning assets to average interest-bearing liabilities	121.0%			130.2%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Includes interest-earning deposits (cash) at other financial institutions.

(3) Cost of all deposits, including noninterest-bearing demand deposits, was 1.51% and 0.24% for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023 vs. 2022			September 30, 2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans receivable, net	$1,667	$2,283	$3,950	$5,602	$8,534	$14,136
Investments	(232)	783	551	(734)	2,813	2,079
FHLB stock	41	31	72	176	139	315
Other (1)	143	263	406	2	1,341	1,343
Total interest-earning assets	$1,619	$3,360	$4,979	$5,046	$12,827	$17,873

Interest-bearing liabilities:
Interest-bearing demand deposits	$(2)	$190	$188	$(2)	$543	$541
Money market accounts	(156)	834	678	(348)	2,125	1,777
Savings accounts	10	884	894	13	1,967	1,980
Certificates of deposit	782	3,906	4,688	1,544	9,655	11,199
Advances	342	1,444	1,786	1,428	4,644	6,072
Subordinated debt	—	(1)	(1)	—	—	—
Total interest-bearing liabilities	$976	$7,257	$8,233	$2,635	$18,934	$21,569

Change in net interest income	$643	$(3,897)	$(3,254)	$2,411	$(6,107)	$(3,696)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2023 and the year ended December 31, 2022, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2023, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$449,211	$114,949	$15,553	$—	$579,713
FHLB advances	198,000	35,000	20,000	—	253,000
Line of credit	8,000	—	—	—	8,000
Subordinated debt obligation	—	—	—	39,416	39,416
Operating leases	892	1,880	1,652	3,396	7,820
Borrower taxes and insurance	2,375	—	—	—	2,375
Deferred compensation	113	243	186	667	1,209
Total contractual obligations	$658,591	$152,072	$37,391	$43,479	$891,533

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2023:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$183	$—	$—	$—	$183
Variable-rate	497	—	—	—	497
Unfunded commitments under lines of credit or existing loans	54,347	7,373	3,628	89,374	154,722
Standby letters of credit	58	—	—	200	258
Total commitments	$55,085	$7,373	$3,628	$89,574	$155,660

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

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our liquidity management, interest-rate risk and investment policies. We increased available liquidity during 2023 in response to stresses within the banking industry and related concerns regarding liquidity.

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $83.9 million and unpledged securities classified as available-for-sale had a market value of $279.1 million. The Bank pledged collateral of $582.8 million to support borrowings from the FHLB, with a remaining borrowing capacity of $269.0 million at September 30, 2023. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $9.0 million were pledged as of September 30, 2023, with a remaining borrowing capacity of $8.5 million. The Bank has established an additional arrangement with the FRB through the BTFP, for which available-for-sale securities with a market value of $15.1 million were pledged as of September 30, 2023, with a remaining borrowing capacity of $18.3 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $12.0 million at September 30, 2023.

At September 30, 2023, we had $680,000 in loan commitments outstanding and $155.0 million in undisbursed loans and standby letters of credit, including $60.6 million in undisbursed construction loan commitments.

CDs due within one year as of September 30, 2023, totaled $449.2 million, or 77.5% of CDs with a weighted-average rate of 4.21%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. In addition, we believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 61% of deposit account balances held by consumers, 29% held by business and public fund depositors, and 10% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at September 30, 2023. We estimate that 80-85% of our customer deposit balances are below the $250,000 FDIC insurance limit or fully collateralized. The remaining uninsured deposits represent less than 5% of depositors. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2023, the Company, on an unconsolidated basis, had liquid assets of $507,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, funds paid for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends. First Northwest previously contributed $8.0 million to Quin Ventures pursuant to the terms of a capital financing agreement and related promissory note. Quil Ventures Inc. agreed to repay the amount owed by Quin Ventures under the terms and conditions specified in a repayment and security agreement with First Northwest dated December 20, 2022.

Capital Resources

At September 30, 2023, shareholders' equity totaled $156.1 million, or 7.2% of total assets. Our book value per share of common stock was $16.20 at September 30, 2023, compared to $16.31 at December 31, 2022.

At September 30, 2023, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2023.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$219,326	10.1%	$86,654	4.0%	$108,318	5.0%
Common equity tier 1 (to risk-weighted assets)	$219,326	13.4	73,482	4.5	106,141	6.5
Tier 1 risk-based capital (to risk-weighted assets)	$219,326	13.4	97,976	6.0	130,635	8.0
Total risk-based capital (to risk-weighted assets)	$234,841	14.4	130,635	8.0	163,294	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2023 - July 31, 2023	2,814	$11.10	1,073	226,337
August 1, 2023 - August 31, 2023	604	—	—	226,337
September 1, 2023 - September 30, 2023	1,261	—	—	226,337
Total	4,679	$11.10	1,073

(1) Shares repurchased by the Company during the quarter include shares acquired from participants in connection with cancellation of restricted stock to pay withholding taxes totaling 1,741 shares, 604 shares, and 1,261 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of September 30, 2023, a total of 797,083 shares, or 77.9% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.86 per share, leaving 226,337 shares available for future purchases.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 13, 2023	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)