Form 10-K
period 2023-12-31
First Northwest Bancorp
filed 2024-03-15
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 8, 2024, the registrant had 9,443,271 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2023, was $104,963,726.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP

2023 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2023 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS (Continued)

As used in this report, the terms, “we,” “our,” and “us,” and “Company” refer to First Northwest Bancorp ("First Northwest") and its consolidated subsidiary unless the context indicates otherwise. For periods prior to June 30, 2023, such terms also include its former joint venture controlling interest, unless the context indicates otherwise. When we refer to “First Fed” or the “Bank” in this report, we are referring to First Fed Bank, the wholly owned subsidiary of First Northwest Bancorp. When we refer to "Quin" or "Quin Ventures" in this report, we are referring to Quin Ventures, Inc., a former First Northwest joint venture. First Northwest and the Bank are collectively referred to as the "Company." For periods prior to June 30, 2023, Company references also include Quin Ventures.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of our loan portfolio;
•	legislative or regulatory changes, including increased insurance rates and assessments or expanded consumer protection regulations, responses to recent events in the banking industry, interest rates along the yield curve, and inflation, which could adversely affect the Company's business;
•	continued depressed market demand for mortgage and Small Business Administration loans that we originate for sale;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our efforts to achieve higher net interest income and noninterest revenue growth;
•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	pressures on liquidity as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost relative to the market;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•

results of examinations by our primary or other regulatory authorities, as well as the Consent Order we entered into with the Federal Deposit Insurance Corporation, could have an adverse impact on our business and operations;

•

disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment and geopolitical instability, including the wars in Ukraine and the Middle East;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
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

PART I

Item 1. Business

General

First Northwest Bancorp, a Washington corporation, is a bank holding company and a financial holding company. First Northwest is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include several limited partnership investments, including a 33% interest in The Meriwether Group, LLC ("MWG"), a boutique investment bank focusing on providing entrepreneurs with resources to help them succeed, including equity and debt raising services along with strategic positioning of business through the United States.

At December 31, 2023, the Company had total assets of $2.2 billion, net loans of $1.64 billion, total deposits of $1.68 billion, and total shareholders' equity of $163.3 million. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has entered into numerous partnerships to strategically invest in financial technology-related businesses, which may result in the development of additional investment opportunities. Aside from these investments, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Fed.

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

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. The Bank operates in 18 locations including twelve full-service branches, three business centers, and three administration centers located in Clallam, Jefferson, King, Kitsap, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a full array of financial products and services for individuals, small business, and commercial customers. Lending activities include loan originations generated through organic production and loan referrals as well as purchasing loans to augment our loan portfolios. Internal production is focused on originations of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, Small Business Administration ("SBA") loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans. Loans are purchased from experienced third-party lenders with a current focus on unsecured loans to small businesses and professionals, manufactured home loans and high-end auto loans to increase our commercial business and consumer loan portfolios. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities. Additionally, First Fed developed a strategic partnership with a financial technology ("fintech") company, Splash Financial, to develop and deploy digitally focused financial solutions to meet customers’ needs on a broader scale.

Quin Ventures, Inc. was a fintech joint venture between First Northwest and Peace of Mind, Inc. ("POM") formed in April 2021 to focus on financial wellness and lifestyle protection products for consumers nationwide. In December 2022, in connection with termination of the joint venture agreement, Quin Ventures sold substantially all its assets, including intellectual property, to Quil Ventures, Inc. (“Quil”). Quil was created by the founders of POM, in partnership with a third-party financing source, to pursue a new business model with another sponsor bank. As part of the transaction, First Northwest received a 5% ownership stake in Quil. First Northwest retained a 50% equity interest in Quin Ventures and recorded a commitment receivable under "Other Assets" which was to be repaid from Quil subscription fee income through a revenue share agreement. In June 2023, First Northwest determined that Quin Ventures was no longer a going concern. The Company wrote off its remaining investment in Quin Ventures through retained earnings in accordance with applicable non-controlling interest accounting methods, with no change to total shareholders' equity as a result of the transaction. In December 2023, the Company determined that Quil was no longer a going concern, therefore making the collectability of the receivable from and investment in Quil unlikely. As result, the related investment of $225,000 and commitment receivable of $1.5 million were written off, impacting other noninterest income and other noninterest expense, respectively.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in MWG, a boutique investment bank and consulting firm focusing on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Meriwether Group Capital Hero Fund LP ("Hero Fund"). The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. First Northwest also has a limited partnership investment in the Hero Fund. MWG also holds a 20% general partner interest in MWGC.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We operate through twelve full-service branch offices, three business centers and three administration centers located in Washington State. We have five branches in Clallam County, one in Jefferson County, one in King County, two in Kitsap County, and three in Whatcom County. We have two administration centers located in Clallam County, one administration and two business centers in King County and one business center in Whatcom County. All population and income data below is derived from the U.S. Census Bureau website.

Clallam County has a population of approximately 77,805 and estimated median family income of $66,108. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.3% at December 31, 2023, compared to 6.1% at December 31, 2022. By comparison, the unemployment rate for the state of Washington was 4.2%, and the national average was 3.7% at December 31, 2023.

Jefferson County has a population of approximately 33,589 and estimated median family income of $64,796. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, Amazon, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.8% at December 31, 2023, compared to 5.4% at December 31, 2022.

Kitsap County has a population of approximately 277,673 and estimated median family income of $93,675. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Amazon, Walmart, St. Michael Medical Center, Catholic Health Initiatives, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.7% at December 31, 2023, compared to 4.3% at December 31, 2022.

Whatcom County has a population of approximately 230,677 and estimated median family income of $77,581. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, Avamere Living, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 5.1% at December 31, 2023, compared to 5.0% at December 31, 2022.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $116,340. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, University of Washington, Starbucks, Salesforce, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.5% at December 31, 2023, compared to 2.8% at December 31, 2022.

As a part of our business plan, we intend to extend our traditional and digital operations throughout the Puget Sound Region and beyond. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound that extends into the northwestern quadrant of the state of Washington. The population of this additional region (beyond our current market area) is approximately 2.3 million, or 29.5% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area representing a well-developed urban center. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Mount Vernon (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

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

Lending Activities

General. First Fed’s principal lending activities are concentrated in real estate secured loans with first lien one-to-four family mortgage, commercial, and multi-family loans. First Fed also makes construction and land loans (including lot loans and multi-family acquisition-renovation loans), commercial business loans, and consumer loans, consisting primarily of home-equity loans and lines of credit. The Bank also purchases automobile and manufactured home loans from known, experienced third-party originators.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$378,432	22.8%	$343,559	22.2%
Multi-family	333,094	20.1	252,745	16.3
Commercial real estate	387,983	23.3	388,884	25.2
Construction and land	129,691	7.8	193,646	12.5
Total real estate loans	1,229,200	74.0	1,178,834	76.2
Consumer:
Home equity	69,403	4.2	52,877	3.4
Auto and other consumer	249,130	15.0	238,913	15.4
Total consumer loans	318,533	19.2	291,790	18.8
Commercial business loans	112,295	6.8	76,927	5.0
Total loans	1,660,028	100.0%	1,547,551	100.0%
Less:
Allowance for credit losses on loans	17,510		16,116
Total loans, net	$1,642,518		$1,531,435

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate:
One-to-four family	$287,864	17.2%	$252,960	16.4%
Multi-family	121,809	7.3	99,761	6.4
Commercial real estate	152,744	9.2	147,886	9.6
Construction and land	55,687	3.4	102,742	6.6
Total real estate loans	618,104	37.1	603,349	39.0
Consumer:
Home equity	26,951	1.6	23,733	1.5
Auto and other consumer	248,741	15.0	238,573	15.4
Total consumer loans	275,692	16.6	262,306	16.9
Commercial business loans	46,576	2.8	23,745	1.5
Total fixed-rate loans	940,372	56.5	889,400	57.4

Adjustable-rate loans:
Real estate:
One-to-four family	90,568	5.5	90,599	5.9
Multi-family	211,285	12.7	152,984	9.9
Commercial real estate	235,239	14.2	240,998	15.6
Construction and land	74,004	4.5	90,904	5.9
Total real estate loans	611,096	36.9	575,485	37.3
Consumer:
Home equity	42,452	2.6	29,144	1.9
Auto and other consumer	389	—	340	—
Total consumer loans	42,841	2.6	29,484	1.9
Commercial business loans	65,719	4.0	53,182	3.4
Total adjustable-rate loans	719,656	43.5	658,151	42.6

Total loans	1,660,028	100.0%	1,547,551	100.0%
Less:
Allowance for credit losses on loans	17,510		16,116
Total loans, net	$1,642,518		$1,531,435

Loan Maturity

The following table illustrates the contractual maturity of our loan portfolio at December 31, 2023. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The total amount of loans due after December 31, 2024, that have fixed interest rates is $898.0 million, while the total amount of loans due after such date that have adjustable interest rates is $661.9 million. The table does not reflect the effects of unscheduled principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Fifteen Years		Beyond Fifteen Years		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Real estate:
One-to-four family	$6	5.29%	$1,726	3.56%	$1,637	3.33%	$32,603	4.16%	$342,460	3.83%	$378,432	3.85%
Multi-family	16,815	3.87	44,693	4.13	72,676	4.04	186,627	5.14	12,283	7.26	333,094	4.78
Commercial real estate	1,280	5.79	42,866	4.83	71,803	5.60	268,722	6.18	3,312	5.29	387,983	5.92
Construction and land	41,817	9.05	11,944	7.08	12,185	5.06	28,373	5.38	35,372	4.53	129,691	6.46
Consumer:
Home equity	4	5.12	200	8.40	876	7.92	30,228	5.39	38,095	8.05	69,403	6.89
Auto and other consumer	903	10.43	6,869	10.13	12,955	13.84	125,327	7.05	103,076	6.28	249,130	7.22
Commercial business loans	39,338	6.54	13,351	8.86	4,541	6.03	55,065	7.08	—	—	112,295	7.08

Total loans receivable	$100,163	7.19%	$121,649	5.52%	$176,673	5.52%	$726,945	5.98%	$534,598	4.70%	$1,660,028	5.56%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

Geographic Distribution of our Loans

The following table shows at December 31, 2023, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$130,982	34.6%	$218,095	57.6%	$10,062	2.7%	$359,139	94.9%	$19,293	5.1%	$378,432	22.8%
Multi-family	7,684	2.3	272,548	81.8	36,354	10.9	316,586	95.0	16,508	5.0	333,094	20.1
Commercial real estate	74,997	19.3	280,236	72.3	24,064	6.2	379,297	97.8	8,686	2.2	387,983	23.3
Construction and land	7,139	5.5	110,542	85.3	11,834	9.1	129,515	99.9	176	0.1	129,691	7.8
Total real estate loans	220,802	18.0	881,421	71.7	82,314	6.7	1,184,537	96.4	44,663	3.6	1,229,200	74.0

Consumer loans:
Home equity	42,717	61.5	25,493	36.8	1,193	1.7	69,403	100.0	—	—	69,403	4.2
Auto and other consumer	4,694	1.9	8,245	3.3	2,431	1.0	15,370	6.2	233,760	93.8	249,130	15.0
Total consumer loans	47,411	14.9	33,738	10.6	3,624	1.1	84,773	26.6	233,760	73.4	318,533	19.2

Commercial business loans	28,549	25.4	30,032	26.8	5,199	4.6	63,780	56.8	48,515	43.2	112,295	6.8

Total loans receivable	$296,762	17.9%	$945,191	56.9%	$91,137	5.5%	$1,333,090	80.3%	$326,938	19.7%	$1,660,028	100.0%

____________

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(3) Includes loans located primarily in California, Oregon, and Florida.

One-to-Four Family Real Estate Lending. At December 31, 2023, one-to-four family residential mortgage loans (excluding loans held for sale) totaled $378.4 million, or 22.8%, of our total loan portfolio, including $19.3 million, or 5.1%, of loans secured by properties outside the state of Washington, primarily purchased loans in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases, from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") or Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

The credit risk on adjustable-rate mortgage loans could increase when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2023, the average interest rate on our adjustable-rate mortgage loans was approximately 352 basis points under the fully indexed rate. As of December 31, 2023, we had $90.6 million, or 23.9%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2023, $388.0 million, or 23.3%, and $333.1 million, or 20.1%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2023, we have identified $95.6 million, or 13.2%, of our commercial and multi-family real estate portfolio as owner-occupied commercial real estate and $625.5 million, or 86.8%, is secured by income producing, or non-owner-occupied, commercial and multi-family real estate. Over 95% of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

Commercial and multi-family real estate loans are generally priced at a higher rate of interest than one-to-four family residential loans, to compensate for the greater risk associated with higher loan balances and the complexity of underwriting and monitoring these loans. Repayment on loans secured by commercial or multi-family properties is dependent on successful management by the property owner to create sufficient net operating income to meet debt service requirements. Changes in economic and real estate market conditions can affect net operating income, capitalization rates, and ultimately the valuation and marketability of the collateral. As a result, we analyze market data including vacancy rates, absorption percentages, leasing rates, and competing projects under development. Interest rate, occupancy and capitalization rate stress testing are required as part of our underwriting analysis. If the borrower is a corporation, we generally require and obtain personal guarantees from principals, which include underwriting of their personal financial statements, tax returns, cash flows and individual credit reports, to provide us with additional support and a secondary source for repayment of the debt.

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2023, we had $235.2 million in adjustable-rate commercial real estate loans and $211.3 million in adjustable-rate multi-family loans. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include The Wall Street Journal prime rate, the U.S. Constant Maturity Treasury Rate, or a similar term FHLB borrowing rate. Adjustable-rate loans could increase credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans may contain both periodic and lifetime interest rate caps, limiting the amount of payment changes.

During 2023, the Bank successfully migrated away from the London Interbank Offered Rate ("LIBOR") as an index for all new and existing loans. Commercial loans previously tied to LIBOR converted to a similar termed Term Secured Overnight Financing Rate ("TSOFR") product with the recommended spread adjustment set by the Alternative Reference Rate Committee. Of the adjustable-rate commercial and multi-family real estate loans, 66.01% are subject to a floor rate and the weighted average floor rate on these loans was 3.66% at December 31, 2023. Of the adjustable-rate commercial loans, 72.14% are subject to a ceiling rate and the weighted average ceiling rate on those loans was 17.05% at December 31, 2023.

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

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$333,094	46.2%	$253,551	39.4%	$172,409	32.2%
Hospitality	69,076	9.6	48,387	7.5	44,385	8.3
Office building	54,743	7.6	60,541	9.4	63,209	11.8
Retail	53,368	7.5	56,701	8.8	47,710	8.9
Condominium	20,800	2.9	22,846	3.5	19,781	3.7
Mixed use	18,180	2.5	19,022	3.0	20,938	3.9
Health care	11,972	1.7	12,208	1.9	8,374	1.6
Warehouse	8,262	1.1	8,954	1.4	15,374	2.8
Self-storage	4,671	0.6	5,997	0.9	13,246	2.5
Vehicle dealership	1,033	0.1	1,114	0.2	1,152	0.2
Other non-owner occupied	50,294	7.0	52,434	8.1	38,705	7.2
Total non-owner occupied	625,493	86.8	541,755	84.1	445,283	83.1

Owner occupied
Health care	22,523	3.1	23,547	3.7	24,123	4.5
Office building	17,274	2.4	21,365	3.3	20,769	3.9
Warehouse	13,869	1.9	19,434	3.0	16,266	3.0
Vehicle dealership	11,005	1.5	8,820	1.4	4,289	0.8
Retail	9,792	1.4	11,031	1.7	8,777	1.6
Mixed use	4,013	0.6	4,412	0.7	4,458	0.8
Condominium	870	0.1	938	0.1	372	0.1
Hospitality	853	0.1	1,011	0.2	374	0.1
Other owner-occupied	15,385	2.1	11,484	1.8	10,997	2.1
Total owner occupied	95,584	13.2	102,042	15.9	90,425	16.9

Summary by type
Multi-family	333,094	46.2	253,551	39.4	172,409	32.2
Office building	72,017	10.0	81,906	12.7	83,978	15.7
Hospitality	69,929	9.7	49,398	7.7	44,759	8.4
Retail	63,160	8.9	67,732	10.5	56,487	10.5
Health care	34,495	4.8	35,755	5.6	32,497	6.1
Mixed use	22,193	3.1	23,434	3.7	25,396	4.7
Warehouse	22,131	3.0	28,388	4.4	31,640	5.8
Condominium	21,670	3.0	23,784	3.6	20,153	3.8
Vehicle dealership	12,038	1.6	9,934	1.6	5,441	1.0
Self-storage	4,671	0.6	5,997	0.9	13,246	2.5
Other non-owner occupied	50,294	7.0	52,434	8.1	38,705	7.2
Other owner-occupied	15,385	2.1	11,484	1.8	10,997	2.1
Total multi-family and commercial real estate	$721,077	100.0%	$643,797	100.0%	$535,708	100.0%

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

The average outstanding loan in our commercial real estate portfolio, including multi-family loans, was $1.7 million as of December 31, 2023. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size operators and investors in our market areas as well as other parts of Washington. We will also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2023 consisted of a $21.3 million relationship secured by multi-family and construction in Pierce and Snohomish Counties, Washington; a $20.3 million relationship secured by commercial real estate in Kitsap, King and Thurston Counties; and a $19.7 million relationship secured by multi-family residential in Pierce County.

Construction and Land Lending. Our construction and land loans totaled $129.7 million, or 7.8% of the total loan portfolio at December 31, 2023 and the undisbursed portion of construction loans in process totaled $55.4 million.

First Fed offers an "all-in-one" residential custom construction loan product, which upon completion of construction may be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. We also offer commercial acquisition-renovation loans that have a small construction component combined with a traditional real estate loan. Underwriting criteria on construction loans include, but are not limited to, minimum debt service coverage requirements of 1.25x or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria. Underwriting criteria on commercial acquisition-renovation loans during the interest-only period include, but are not limited to, loan to value limitations and debt service coverage requirements of 1.00x or better, based on in-place rents and amortization of full commitment. These loans begin amortizing once renovations have been completed.

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

Custom and speculative construction valuations assume that the project will be built in accordance with plans and specifications submitted to us at the time of the loan application. The appraiser takes into consideration the proposed design and market appeal of the improvements, based on current market conditions and demand for homes, although the improvements may not be completed for twelve months or longer, depending on the complexity of the plans and specifications and market conditions.

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

At December 31, 2023, the average construction commitment for single-family residential construction was $1.1 million, $2.7 million for multi-family construction and $4.0 million for commercial real estate construction. The largest construction commitments for commercial real estate and multi-family were $15.0 million and $10.1 million, respectively, at December 31, 2023.

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

The success of land acquisition, development and construction lending is dependent upon completion of the project and the sale or leasing of the property for repayment of the loan. Because of the uncertainties inherent in the estimates related to construction costs, the market value of the completed project, the demand for the property at completion, market conditions, the rates of interest paid, and other factors, actual results are difficult to predict and variations from expectations can have a significant adverse effect on a borrower's ability to repay loans and the value and marketability of the underlying collateral. In addition, because an incomplete construction project is difficult to sell in the event of default, we may be required to advance additional funds and/or contract with another builder in order to complete construction. There is a risk that we may not fully recover unpaid loan funds and associated construction and liquidation costs under these circumstances. Speculative construction loans carry additional risk associated with identifying an end-purchaser for the finished project. Our extension fee policy encourages commercial borrowers to finish projects on time, which we believe mitigates risk and enhances the return on these loans.

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan to value ratio of 75% for improved lands (legal access, water and power). The interest rate on these loans is fixed with a 20-year amortization and a five-year term.

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,
	2023	2022	2021
	(In thousands)

One-to-four family residential	$43,719	$58,596	$39,733
Multi-family residential	66,723	76,301	89,655
Commercial acquisition-renovation	—	19,247	51,099
Commercial real estate	11,791	27,628	35,671
Land	7,458	11,874	8,551
Total construction and land	$129,691	$193,646	$224,709

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

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2023	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$71,609
Multi-family residential	—	78,196	11,076	—	89,272
Commercial real estate	—	17,332	1	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$43,755
Multi-family residential	—	61,288	5,879	—	67,167
Commercial real estate	—	11,849	—	—	11,849
Total disbursed	$3,790	$107,862	$10,944	$175	$122,771

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$27,854
Multi-family residential	—	16,908	5,197	—	22,105
Commercial real estate	—	5,483	1	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$55,443

Land Funds Disbursed
One-to-four family residential	3,310	3,002	272	—	$6,584
Commercial real estate	—	845	—	—	845
Total disbursed for land	$3,310	$3,847	$272	$—	$7,429

December 31, 2022	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$39,031	$75,745	$12,015	$—	$—	$126,791
Multi-family residential	—	102,429	9,296	415	3,592	115,732
Commercial acquisition-renovation	1,636	18,625	—	—	—	20,261
Commercial real estate	349	39,845	—	540	—	40,734
Total commitment	$41,016	$236,644	$21,311	$955	$3,592	$303,518

Construction Funds Disbursed
One-to-four family residential	$17,557	$36,902	$4,280	$—	$—	$58,739
Multi-family residential	—	68,936	5,296	42	2,752	77,026
Commercial acquisition-renovation	1,636	17,687	—	—	—	19,323
Commercial real estate	212	27,492	—	12	—	27,716
Total disbursed	$19,405	$151,017	$9,576	$54	$2,752	$182,804

Undisbursed Commitment
One-to-four family residential	$21,474	$38,843	$7,735	$—	$—	$68,052
Multi-family residential	—	33,493	4,000	373	840	38,706
Commercial acquisition-renovation	—	938	—	—	—	938
Commercial real estate	137	12,353	—	528	—	13,018
Total undisbursed	$21,611	$85,627	$11,735	$901	$840	$120,714

Land Funds Disbursed
One-to-four family residential	3,552	3,370	419	—	—	$7,341
Commercial real estate	372	4,129	—	—	—	4,501
Total disbursed for land	$3,924	$7,499	$419	$—	$—	$11,842

Consumer Lending. We offer consumer loans, including home equity loans, home equity lines of credit and personal lines of credit. At December 31, 2023, home equity loans and lines of credit totaled $69.4 million, or 4.2%, of the loan portfolio. Our interest rates on home equity loans are priced for risk based on credit score, loan to value and overall payment capacity of the applicant. Home equity loans are made for the improvement of residential properties and other purposes. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available with repayment periods ranging from 5 to 20 years. We also offer a ten-year home equity line of credit to qualifying borrowers, which includes an option for a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only during the ten-year draw period. The balance and rate are fixed after that period and the principal amortized over the remaining fifteen-year period of the loan. Options for equity loans on non-owner occupied properties are offered under more conservative requirements. Additionally, terms are available under a bridge loan product consisting of a short-term equity loan used to facilitate the acquisition of a separate residential property. Home equity fixed and line of credit products in second lien positions behind a non-First Fed mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

At December 31, 2023, auto loans totaled $127.7 million, of which $123.6 million were purchased and $2.0 million were originated through indirect dealer programs described below; the remaining $2.2 million were originated through our branches. Auto loans have a maximum term of up to 180 months for purchased classic and collector vehicles, up to 96 months for indirect auto loans, and up to 84 months for all other auto loans, depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risks involved. Indirect lending sources are used to purchase auto loans. In-house and direct lending sources have been used to originate auto loans in prior years.

We purchase auto loans through a partnership with Woodside Credit, LLC, a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20% of the cost of the vehicle. We receive loan pools each week with complete packages that we underwrite to determine whether to purchase or pass on all loans submitted. These loans present unique risks with the collateral being located across the country; however, our loan originator mitigates risk of loss by providing an option to facilitate the collection efforts should repossession become necessary, for which we would incur a cost if we did it ourselves. Historically, losses on these types of loans have been less than 2% and First Fed experienced a loss rate of 1.07% and 0.06%, respectively, for each of the years ended December 31, 2023 and 2022.

Indirect auto loans were previously originated with auto dealerships located throughout our market areas through CRIF Lending Solutions, a third-party service provider that also facilitated a portion of the underwriting and origination of these loans based on our underwriting and pricing criteria. We ended our relationship with that service provider in 2020, effectively eliminating new production. We may, however, work directly with local auto dealerships in the future. Indirect auto loan customers receive a fixed rate loan in an amount and at an interest rate that is based on review of their FICO credit score, age of the vehicle, and loan term. Our underwriting and pricing criteria for indirect auto loans focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. The loan term on indirect auto loans averages 70 months, which is comparable to national auto industry data.

We purchase manufactured home loans through a partnership with Triad Financial Services, a loan originator that underwrites and funds these loans. At December 31, 2023, $93.6 million of manufactured home loans was included in consumer loans. These loans range from $18,000 to $425,000 with terms that range from 84 to 360 months. Loans are submitted on a weekly flow basis or as one-off pools. All loans are considered “full doc” and complete packages are reviewed to determine if the loan will be purchased or not. The seller retains the servicing on these loans which includes the collection activities as well as the rehab and marketing related to the sale of any collateral that was repossessed or foreclosed upon. The collateral may include both real estate and personal property depending on whether or not the title to the subject property has been eliminated. The program has a credit enhancement in the form of a reserve account that can be used to protect the bank from charge offs and prepaid. The reserve represented 4.6% of related loan balances at year end; however, it will vary depending on the pricing options selected during the acquisition of the loans. First Fed experienced one foreclosure in 2023 and the Bank was made whole through the enhancement funds.

In 2022, we began purchasing unsecured consumer loans through a partnership with Splash Financial who underwrites and funds these loans. At December 31, 2023, $7.3 million of purchased unsecured loans was included in consumer loans. These loans range from $1,000 to $35,000 with terms that range from 36 to 60 months. We receive individual loan packages that we underwrite to determine whether to purchase or pass on. The seller retains the servicing on these loans. First Fed experienced losses of $3.4 million on these loans to-date. The originator paid First Fed $950,000 as a partial reimbursement of program losses incurred during 2023. Changes were made to the program participation criteria in 2023 to reduce future losses, including a decrease in the maximum loan amount from $35,000 to $20,000 and an increase to the minimum FICO score. Splash also now covers first payment defaults over 1.75% and the servicing fee charged to the Bank on new loans was reduced. Included in the total losses above were $69,000 of charge-offs on loans purchased after the change in criteria was made.

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

Commercial Business Lending. As of December 31, 2023, commercial business loans totaled $112.3 million, or 6.8% of our loan portfolio.

Commercial business loans include lines of credit, term loans, and letters of credit used for general business purposes, including seasonal and permanent working capital, equipment financing, and general investments. These loans are typically secured by business assets, and loan terms vary from one to seven years with either adjusting or floating rates indexed to similar FHLB advance rates, The Wall Street Journal prime rate, TSOFR or other indices. These loans typically have shorter maturity terms and higher interest spreads than real estate loans but generally involve more credit risk because of the type and nature of the collateral. Our commercial business lending underwriting includes an analysis of the borrower’s financial condition, past, present and future cash flows, and the collateral pledged as security. We generally obtain personal guarantees on our commercial business loans. We focus our commercial lending activities on small-to-medium sized, privately held companies with local or regional businesses that operate in our market area.

Commercial business loans are originated based on the cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Collateral for commercial business loans most often consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third-party payments can affect the amount of losses we incur in the event of default. Similar to commercial and multi-family real estate loans, commercial business relationships of $1.5 million or greater are subject to a formal review of the entire lending relationship at least annually.

We purchase unsecured commercial loans to small businesses and professionals through a partnership with Bankers Healthcare Group, who underwrites and funds these loans. At December 31, 2023, $21.1 million of purchased loans were included in commercial business loans. These loans range from $24,000 to $530,000 with terms ranging from 60 to 144 months. We purchase individual loans on a flow basis that we underwrite to determine whether it fits our credit criteria. The seller retains the servicing on these loans. A reserve account equal to approximately 3% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has experienced a loss rate of 2.7% on this program. First Fed has not experienced any losses on these loans to-date.

Indirect commercial business loans are referred to the Bank through Waterstation Management, LLC, a third-party broker that assists borrowers with completing and submitting an electronic commercial loan application to finance equipment. At December 31, 2023, $12.1 million of these brokered loans were included in commercial business loans. Indirect commercial business loan customers receive a fixed rate loan up to 75% of the equipment cost based on a review of their FICO credit score, historical cash flows and overall financial strength. Our underwriting and pricing criteria for this program focuses primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. These loans range from $170,000 to $1.5 million with terms ranging from 96 to 132 months. First Fed has not experienced any losses on these loans to-date.

First Fed periodically provides funding to Northpointe Bank through participation in their Northpointe Bank Mortgage Purchase Program ("Northpointe MPP"). At December 31, 2023, a participation balance of $12.1 million was included in commercial business loans. The Northpointe MPP provides short-term advances to well-qualified mortgage companies throughout the United States. These advances provide gap financing for the period between when a loan funds and when it is purchased by the end investor. This typically ranges from 15 to 25 days. Under the Northpointe MPP, each advance is secured by individual mortgages funded by participating community bank partners, including First Fed. Once the loan is purchased by the end investor, funds are sent directly to Northpointe Bank who, in turn, disburses it out to the partner banks on a pro rata basis. Only prime, first lien residential mortgage products which are agency eligible (such as Fannie Mae, Freddie Mac, or the VA) are included in the program. Northpointe Bank underwrites all the loans entering into the program to ensure conformity with program and investor requirements. The Bank's participation level in this program fluctuates, with a maximum daily limit of $20.0 million at December 31, 2023. The daily limit is periodically evaluated and adjusted to align with strategic goals.

Included in total commercial business loans is $4.0 million of loans originated by First Northwest. These loans may contain clauses which allow for a portion of the debt to be converted into securities, mezzanine debt or other non-standard terms.

Loan Origination and Underwriting. Our loans are obtained from a variety of sources, including existing or walk-in customers, business development, referrals, and advertising, among others. All our consumer loan products, including residential mortgage loans and secured and unsecured consumer loans, are processed through our centralized processing and underwriting center. Commercial business loans, including commercial and multi-family real estate loans, are originated by our relationship managers ("RMs") and underwritten centrally with credit presentations submitted for approval to the appropriate individuals and committee(s) with lending authority designated by the Board of Directors (the "Board").

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

Washington law imposes loans to one borrower restrictions limiting total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, resulting in a legal limit of $46.0 million at December 31, 2023. First Fed, however, restricts its loans to one borrower to no more than 60% of the Bank's lending limit, unless specifically approved by the SLC as an exception to policy. The Bank's lending limit is adjusted quarterly and was $34.5 million at December 31, 2023. The following table provides a summary of our five largest relationships at December 31, 2023.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$21,289	11	Multi-family Real Estate
20,301	3	Commercial Real Estate
19,744	2	Multi-family Real Estate
17,544	4	Multi-family Real Estate
16,917	6	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2023, 2022, and 2021, our total loan originations were $221.9 million, $548.3 million, and $780.5 million, respectively.

During the years ended December 31, 2023, 2022, and 2021, we purchased $83.1 million, $96.1 million, and $115.5 million of loans, respectively. During the last year, the majority of purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles, manufactured home loans purchased through our partnership with an originator specializing in that type of lending, and unsecured commercial business loans to borrowers primarily in the healthcare industry. A secondary source of purchased loans has been commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized over the remaining contractual life of the loan. We had $16.7 million, $16.0 million, and $13.0 million of net premiums paid on purchased loans at December 31, 2023, 2022, and 2021.

The Olympic Peninsula region, which includes a substantial concentration of our depositors, has experienced limited population growth, and the region's unemployment rate is higher than both the state and national unemployment rates. As a result, it has been part of our strategy to originate and purchase loans outside of these areas in the counties surrounding the Puget Sound and elsewhere. As part of that strategy, we may purchase loans with different credit and underwriting criteria than those we originate directly.

We sell residential first mortgage loans in the secondary market. The Bank has historically focused on originating fixed-rate residential mortgages, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2023, 2022, and 2021, we sold $25.5 million, $26.1 million, and $113.0 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party investors, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2023, we were servicing $366.2 million of loans for others. We earned servicing income on these loans of $916,000, $972,000, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Servicing rights for these loans had a fair value of $3.8 million at December 31, 2023. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $1.8 million at December 31, 2023. There were no loans repurchased during the years ended December 31, 2023, 2022, or 2021.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan to manage risk, concentrations, or to generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant regarding borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We typically retain an ownership interest in the loan as well as the loan servicing rights to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2023, we sold $14.6 million in multi-family loan participations, retaining both the servicing and a portion of the loan balances. During the year ended December 31, 2022, we sold $6.0 million in commercial business loans, $3.1 million in commercial construction loans, and $750,000 in commercial real estate loan participations, retaining both the servicing and a portion of the loan balances.

In 2021, we expanded our relationship with the SBA to include additional products. The SBA loans generally carry a government guarantee ranging from 75%-90% of the loan balance. The Bank's intent is to sell the guaranteed portion and hold the remaining unguaranteed portion of the note. The Bank retains the servicing on these loans. We sold $852,000, $5.7 million and $4.1 million of SBA participations during the years ended December 31, 2023, 2022, and 2021, respectively.

Gains, losses and transfer fees on sales of one-to-four family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential real estate, commercial real estate, and SBA loans was $438,000, $824,000, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Originations by type:
Fixed-rate:
One-to-four family	$25,815	$68,799	$167,712
Multi-family	—	29,638	62,044
Commercial real estate	660	38,988	66,182
Construction and land	2,326	76,736	127,440
Home equity	7,442	8,768	6,613
Auto and other consumer	722	3,606	10,525
Commercial business	5,614	9,957	39,331
Total fixed-rate	42,579	236,492	479,847
Adjustable-rate:
One-to-four family	3,741	24,645	19,600
Multi-family	52,848	67,637	48,492
Commercial real estate	35,510	65,469	69,776
Construction and land	36,067	61,953	111,554
Home equity	34,598	32,956	30,012
Auto and other consumer	122	62	12
Commercial business	16,436	59,043	21,172
Total adjustable-rate	179,322	311,765	300,618
Total loans originated	221,901	548,257	780,465

Purchases by type:
One-to-four family	—	779	1,440
Multi-family	13	—	1,014
Commercial business	17,027	6,364	—
Construction and land	—	—	4,134
Auto	43,760	61,930	64,644
Manufactured homes	22,302	26,989	44,230
Total loans purchased	83,102	96,062	115,462
Sales and Repayments:
One-to-four family sold	25,456	26,088	113,031
Multi-family sold	14,613	—	43,491
Commercial real estate sold	—	750	1,837
Construction sold	—	3,144	4,340
Commercial business sold	852	11,670	2,267
Total loans sold	40,921	41,652	164,966
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	123,664	425,448	527,833
Total reductions	164,585	467,100	692,799
Net loan activity	$140,418	$177,219	$203,128

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. We had $1.9 million, $2.8 million, and $4.8 million of net deferred loan fees at December 31, 2023, 2022, and 2021, respectively. In addition, we receive fees for loan commitments, late payments and miscellaneous services.

Asset Quality

Management of asset quality includes loan performance monitoring and reporting as well as utilization of both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness to minimize loan loss exposure. From the time of origination through final repayment, all loans are assigned a risk rating based on pre-determined criteria. The risk rating is monitored annually for most loans and may change during the life of the loan as appropriate.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2023.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	—	$—	—%	4	$1,010	0.3%	4	$1,010	0.3%
Commercial real estate	3	8,526	2.2	—	—	—	3	8,526	2.2
Consumer loans:
Auto and other consumer	21	601	0.2	35	791	0.3	56	1,392	0.6
Commercial business loans	2	757	0.7	—	—	—	2	757	0.7
Total delinquent loans	26	$9,884	0.6%	39	$1,801	0.1%	65	$11,685	0.7%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Also presented below are totals, regardless of accrual status, for modified loans to troubled borrowers ("MLTB") restructured during 2023 and, for prior fiscal years, total troubled debt restructurings ("TDR"). Nonperforming assets as a percent of total assets were 0.8% at December 31, 2023 and 0.1% at each of December 31, 2022 and 2021. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

The increase in nonperforming loans during 2023 primarily resulted from one $15.0 million commercial construction project which the Bank, based on a recent third-party appraisal, believes does not represent significant exposure to loss. The loan was placed on nonaccrual status and downgraded to a classified loan status, in line with applicable Bank policy. Also during the fourth quarter of 2023, the Bank downgraded a commercial loan relationship which totaled $9.3 million involving several commercial real estate and business loans, a $3.6 million SBA loan, and a $104,000 commercial business loan. The $15.0 million construction loan and the $9.3 million commercial loan relationship account for 69% of the classified loan balance at December 31, 2023. The Bank continues to work with its borrowers to facilitate satisfactory repayment.

	December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,844	$954	$494
Commercial real estate	28	53	71
Construction and land	14,986	15	22
Total real estate loans	16,858	1,022	587
Home equity	123	196	282
Auto and other consumer	786	575	512
Total consumer loans	909	771	794
Commercial business loans	877	—	—
Total nonaccrual loans	$18,644	$1,793	$1,381

MLTB (2023) and TDR (2022 and 2021) loans:
One-to-four family	$—	$1,726	$1,792
Home equity	—	27	51
Commercial business	119	—	—
Total restructured loans	$119	$1,753	$1,843

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.1%	0.1%	0.1%
Nonperforming MLTB or TDR loans included in total nonaccrual loans and total restructured loans above	$119	$29	$29

For the years ended December 31, 2023, 2022, and 2021, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $710,000, $699,000, and $679,000, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $58,000, $28,000, and $48,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2023, there were 20 loans totaling $31.8 million that continue to accrue interest but for which management has concerns about the ability of these borrowers to comply with loan repayment terms. These loans are classified as special mention or substandard.

Real Estate Owned and Repossessed Property. Real property we acquire through collection and foreclosure efforts is classified as real estate owned. These properties are recorded at the lower of cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed. Other repossessed property, including automobiles, is also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2023, we had no repossessed real or personal property owned.

Restructured Loans. According to United States Generally Accepted Accounting Principles ("GAAP"), we are required to account for certain loan modifications or restructurings as a MLTB. In general, the modification or restructuring of a debt is considered a MLTB if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower under more favorable terms and conditions than we would grant to an ordinary bank customer under the normal course of business.

We engage in other general loan restructures and modifications not considered as MLTB loans, which may include lowering interest rates, extending the maturity date, deferring or re-amortizing monthly payments or other concessions, provided that such concessions are not below market rates or considered material and outside of the terms and conditions granted to other borrowers in the ordinary course of business. These general loan restructures and modifications are made on a case-by-case basis.

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

At December 31, 2023, we had one loan with an aggregate amortized cost of $119,000 that was identified as an MLTB loan restructured during the year ended December 31, 2023, which was not performing in accordance with its revised payment terms and was on nonaccrual status. Included in the allowance for credit losses on loans at December 31, 2023, was a reserve of $59,000 related to the individually evaluated MLTB loan. Nonaccrual MLTB loans are classified as substandard while accruing MLTB loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

The allowance for credit losses on loans represents an estimate which has been established to recognize the inherent risk associated with lending activities. When an institution identifies a problem asset as an unavoidable and imminent loss, it is required to partially or fully charge-off such assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the DFI and the FDIC, who can order specific charge-offs or the establishment of additional loan loss allowances.

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2023, 2022, and 2021, we had classified loans of $35.1 million, $16.9 million, and $12.6 million, respectively. We had no other classified assets at these dates. In addition, we had $14.7 million, $20.7 million and $12.3 million of special mention loans at December 31, 2023, 2022, and 2021, respectively.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2023	2022	2021
	(In thousands)
Real estate loans:
One-to-four family	$2,064	$1,486	$764
Commercial real estate	9,848	1,136	10,948
Construction and land	14,987	14,001	22
Total real estate loans	26,899	16,623	11,734
Consumer loans:
Home equity	135	196	350
Auto and other consumer	785	94	513
Total consumer loans	920	290	863
Commercial business loans	7,315	—	—
Total classified loans	$35,134	$16,913	$12,597

The following table shows at December 31, 2023, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$664	0.5%	$1,073	0.5%	$—	—%	$1,737	0.5%	$327	1.7%	$2,064	0.5%
Commercial real estate	1,322	1.8	7,101	2.5	—	—	8,423	2.2	1,425	16.4	9,848	2.5
Construction and land	6	0.1	14,981	13.6	—	—	14,987	11.6	—	—	14,987	11.6
Total real estate loans	1,992	0.9	23,155	2.6	—	—	25,147	2.1	1,752	3.9	26,899	2.2
Consumer loans:
Home equity	104	0.2	31	0.1	—	—	135	0.2	—	—	135	0.2
Auto and other consumer	—	—	1	—	—	—	1	—	784	0.3	785	0.3
Total consumer loans	104	0.2	32	0.1	—	—	136	0.2	784	0.3	920	0.3
Commercial business loans	51	0.2	1,070	3.6	3,601	69.3	4,722	7.4	2,593	5.3	7,315	6.5

Total classified loans	$2,147	0.7%	$24,257	2.6%	$3,601	4.0%	$30,005	2.3%	$5,129	1.6%	$35,134	2.1%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $17.5 million, or 1.05% of total loans, at December 31, 2023, compared to $16.1 million, or 1.04%, at December 31, 2022. On January 1, 2023, the Company adopted ASU 2016-13 and recorded an increase to the allowance for credit losses on loans ("ACLL") of $2.2 million, an increase to the allowance for credit losses on unfunded commitments ("ACLUC") of $1.5 million, and a $3.0 million after-tax decrease to beginning retained earnings. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Income. Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable above. Our accounting policies are discussed in detail in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes the distribution of our allowance for credit losses on loans at the dates indicated.

	December 31,
	2023		2022 (1)		2021 (1)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at End of Period Applicable to:
One-to-four family	$2,975	22.8%	$3,343	22.2%	$3,184	21.7%
Multi-family	1,154	20.1	2,468	16.3	1,816	12.7
Commercial real estate	3,671	23.3	4,217	25.2	3,996	26.8
Construction and land	1,889	7.8	2,344	12.5	2,672	16.5
Home equity	1,077	4.2	549	3.4	407	2.9
Auto and other consumer	4,409	15.0	2,024	15.4	2,221	13.5
Commercial business	2,335	6.8	786	5.0	470	5.9
Unallocated	—	—	385	—	358	—
Total allowance	$17,510	100.0%	$16,116	100.0%	$15,124	100.0%
(1) Represents the allowance for loan losses by class under the incurred loss methodology.

The following table sets forth an analysis of our allowance for credit losses on loans:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Allowance at beginning of period	$16,116	$15,124	$13,847
Charge-offs:
Home equity	(10)	—	(12)
Auto and other consumer	(3,312)	(1,025)	(865)
Total charge-offs	(3,322)	(1,025)	(877)
Recoveries:
One-to-four family	9	114	6
Construction and land	—	2	8
Home equity	15	30	76
Auto and other consumer	126	194	714
Commercial business	—	142	—
Total recoveries	150	482	804

Net (charge-offs) recoveries	(3,172)	(543)	(73)
Impact of Day 1 CECL adoption	2,209	—	—
Provision for credit losses on loans	2,357	1,535	1,350
Balance at end of period	$17,510	$16,116	$15,124

Summary of key ratios regarding allowance activity and coverage
Net (charge-offs) recoveries as a percentage of average loans:
Total loans	(0.2)%	—%	—%
One-to-four family	—	—	—
Construction and land	—	—	—
Home equity	—	0.1	0.2
Auto and other consumer	(1.3)	(0.4)	(0.1)
Commercial business	—	0.2	—
Net (charge-offs) recoveries as a percentage of average nonperforming assets	(31.0)	(34.2)	(4.0)
Allowance as a percentage of nonperforming loans	93.9	900.3	1,095.1
Allowance as a percentage of total loans	1.05	1.05	1.11
Average loans receivable, net of ACLL	$1,594,268	$1,448,777	$1,239,919
Average total loans receivable	$1,611,352	$1,464,448	$1,249,605

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

Our Treasurer, under the direction of the CFO, has the responsibility for the management of our investment portfolio. Various factors are considered when making investment decisions, including the marketability, maturity, duration, and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of deposit inflows, and the anticipated demand for funds from deposit withdrawals and loan originations and purchases.

The general objective of our investment portfolio is to provide liquidity, generate earnings, and manage risk, including credit, reinvestment, liquidity and interest rate risk.

Securities. Total investment securities decreased $31.0 million, or 9.5%, to $295.6 million at December 31, 2023, from $326.6 million at December 31, 2022, mainly as a result of sales and principal payments partially offset by changes in market value and purchases.

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

Non-agency MBS securities have no guarantees in the event of default and therefore warrant continued monitoring for credit quality. Our non-agency MBS securities consist of fixed and variable rate mortgages issued by various corporations, which we believe have sufficient credit enhancements to mitigate the risk of loss on these investments, and certain corporate debt securities. Monitoring of these securities may include, but is not limited to, reviewing credit quality standards such as delinquency, subordination, and credit ratings. Our rated non-agency and corporate debt securities are considered investment grade and non-rated securities are subject to regular internal review to ensure they meet the Company's investment criteria.

As a member of the FHLB, we had an average balance of $12.0 million in stock of the FHLB for the twelve months ended December 31, 2023. We received $880,000, $502,000, and $190,000 in dividends from the FHLB during the years ended December 31, 2023, 2022, and 2021, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2023, our securities portfolio contained securities issued by the United States Government and its agencies as well as securities issued by Capital Funding Mortgage Trust ("CFGMS") which had an aggregate book value in excess of 10% of our equity capital. The book value and fair market value of CFGMS securities were $30.9 million and $30.5 million, respectively, at December 31, 2023, and are included in non-agency issued mortgage-backed securities below.

	December 31,
	2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$102,998	$87,761	$119,990	$98,050	$110,497	$113,364
U.S. Treasury notes	—	—	2,469	2,364	—	—
International agency issued bonds (Agency bonds)	—	—	1,955	1,702	1,947	1,920
U.S. government agency issued asset-backed securities (ABS agency)	11,847	11,782	—	—	—	—
Corporate issued asset-backed securities (ABS corporate)	5,370	5,286	—	—	14,556	14,489
Corporate issued debt securities (Corporate debt)	56,515	51,454	60,700	55,499	58,906	59,789
U.S. Small Business Administration securities (SBA)	—	—	—	—	14,404	14,680
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	75,665	63,247	88,930	75,648	80,877	79,962
Non-agency issued mortgage-backed securities (MBS non-agency)	81,555	76,093	101,139	93,306	60,317	60,008
Total available for sale	333,950	295,623	375,183	326,569	341,504	344,212

FHLB stock	13,664	13,664	11,681	11,681	5,196	5,196

Total securities	$347,614	$309,287	$386,864	$338,250	$346,700	$349,408

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2023 and December 31, 2022, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2023
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$300	4.25%	$—	—%	$20,000	2.74%	$82,698	2.45%	$102,998	2.51%	$87,761
ABS agency	—	—	—	—	—	—	11,847	7.69	11,847	7.69	11,782
ABS corporate	—	—	—	—	—	—	5,370	9.15	5,370	9.15	5,286
Corporate debt	—	—	18,081	6.07	37,434	5.02	1,000	4.13	56,515	5.34	51,454
Mortgage-backed:
MBS agency	—	—	2,176	1.60	5,362	2.37	68,127	2.48	75,665	2.45	63,247
MBS non-agency	25,279	8.74	14,446	5.59	3,512	3.52	38,318	3.70	81,555	5.59	76,093
Total securities available for sale	$25,579	8.69%	$34,703	5.59%	$66,308	4.04%	$207,360	3.17%	$333,950	4.02%	$295,623

	December 31, 2022
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$300	4.25%	$20,487	2.73%	$99,203	2.47%	$119,990	2.51%	$98,050
U.S. Treasury notes	—	—	2,469	2.34	—	—	—	—	2,469	2.34	2,364
Agency bonds	—	—	1,955	1.22	—	—	—	—	1,955	1.22	1,702
Corporate debt	—	—	15,976	3.67	43,724	4.78	1,000	4.13	60,700	4.48	55,499
MBS agency	—	—	—	—	7,913	2.12	81,017	2.32	88,930	2.30	75,648
MBS non-agency	13,762	6.61	28,890	4.08	5,523	4.40	52,964	3.54	101,139	4.16	93,306
Total securities available for sale	$13,762	6.61%	$49,590	3.75%	$77,647	3.94%	$234,184	2.66%	$375,183	3.22%	$326,569

At December 31, 2023, of the 164 investment securities held, there were 162 investment securities with $38.3 million of unrealized losses and a fair value of approximately $293.8 million. At December 31, 2022, of the 185 investment securities held, there were 182 investment securities with $48.6 million of unrealized losses and a fair value of approximately $323.8 million. Management believes that the unrealized losses on our investment securities relate principally to the general changes in interest rates, market liquidity and demand, and market volatility that have occurred since the initial purchase, and that such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at either December 31, 2023 or December 31, 2022.

Deposit Activities and Other Sources of Funds

General. Customer deposits, brokered deposits, borrowings and loan and investment cash flows are the major sources of our funds for lending, investment, and general business purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and other market conditions. Borrowings from the FHLB and subordinated debt are used to supplement the availability of funds from other sources and as a source of term funds to assist in the management of interest rate risk.

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

We also utilize wholesale deposits, including brokered deposits and listing service deposits, to augment customer deposit balances. At December 31, 2023, all of our brokered deposits were certificates. Balances at each of the periods presented reflect direct offerings issued by the Bank through contracts with third-party brokers. The Bank utilizes services provided to the Depository Trust and Clearing Corporation to disburse interest and principal payments on direct offerings. We also maintain a relationship with IntraFi that allows the Bank to participate in their certificate of deposit account registry service ("CDARS"), which pools large deposits placed with CDARS by financial institution customers and distributes the balances across the network of participants.

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Beginning balance	$1,564,255	$1,580,580	$1,333,517
Net deposits	85,618	(21,523)	243,667
Interest credited	27,019	5,198	3,396
Ending balance	$1,676,892	$1,564,255	$1,580,580

Net increase (decrease)	$112,637	$(16,325)	$247,063

Percent increase (decrease)	7.2%	(1.0)%	18.5%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2023		2022		2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Noninterest-bearing transaction	$252,083	15.0%	$315,083	20.1%	$343,932	21.8%
Interest-bearing transaction	169,418	10.1	193,558	12.4	196,970	12.5
Money market accounts	362,205	21.7	473,009	30.3	597,815	37.8
Savings accounts	242,148	14.4	200,920	12.8	194,620	12.3
Total transaction and savings deposits	1,025,854	61.2	1,182,570	75.6	1,333,337	84.4

Certificates: (1)
0.00 – 0.99%	29,097	1.7	113,662	7.3	191,536	12.1
1.00 – 1.99%	25,396	1.5	44,200	2.8	40,228	2.5
2.00 – 2.99%	10,937	0.7	86,191	5.5	15,479	1.0
3.00 – 3.99%	100,577	6.0	99,009	6.3	—	—
4.00 – 4.99%	275,807	16.4	38,623	2.5	—	—
5.00 – 5.99%	209,224	12.5	—	—	—	—
Total certificates	651,038	38.8	381,685	24.4	247,243	15.6

Total deposits	$1,676,892	100.0%	$1,564,255	100.0%	$1,580,580	100.0%

(1) Brokered certificates of deposit included in certificates	$207,626		$133,861		$65,734

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Fed at the dates indicated.

	December 31,
	2023			2022			2021
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$242,148	14.4%	$41,228	$200,920	12.8%	$6,300	$194,620	12.3%	$30,186
Transaction accounts	421,501	25.1	(87,140)	508,641	32.5	(32,261)	540,902	34.3	109,731
Money market accounts	362,205	21.7	(110,804)	473,009	30.3	(124,806)	597,815	37.8	168,672
Fixed-rate certificates which mature in the year ending:
Within 1 year	495,605	29.5	233,416	262,189	16.8	108,717	153,472	9.7	(32,332)
After 1 year but within 3 years	108,418	6.5	1,419	106,999	6.8	34,409	72,590	4.6	(35,532)
After 3 years but within 5 years	47,015	2.8	34,518	12,497	0.8	(8,684)	21,181	1.3	6,338
Total	$1,676,892	100.0%	$112,637	$1,564,255	100.0%	$(16,325)	$1,580,580	100.0%	$247,063

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2023.

	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	5.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2024	$2,667	$1,757	$1,608	$60,300	$59,248	$52,385	$177,965	27.3%
June 30, 2024	5,284	2,205	2,132	241	119,021	57,416	186,299	28.6
September 30, 2024	1,330	2,779	2,488	189	33,334	40,360	80,480	12.4
December 31, 2024	5,831	2,743	2,175	18,426	19,976	1,710	50,861	7.8
March 31, 2025	1,057	3,311	2,411	12,800	28,415	4,853	52,847	8.1
June 30, 2025	458	1,338	—	592	9,212	—	11,600	1.8
September 30, 2025	5,313	303	—	651	2,079	—	8,346	1.3
December 31, 2025	3,664	381	—	2,261	438	—	6,744	1.0
March 31, 2026	1,158	280	—	25	—	—	1,463	0.2
June 30, 2026	300	447	—	151	—	—	898	0.1
September 30, 2026	847	382	—	18	—	—	1,247	0.2
December 31, 2026	59	2,546	—	4,116	1,052	17,500	25,273	4.0
Thereafter	1,129	6,924	123	807	3,032	35,000	47,015	7.2
Total	$29,097	$25,396	$10,937	$100,577	$275,807	$209,224	$651,038	100.0%

Percent of total	4.5%	3.9%	1.7%	15.4%	42.4%	32.1%	100.0%

Deposit Balances in Excess of the FDIC Insured Limit. The FDIC insures up to $250,000 per depositor for each account ownership category for which the depositor qualifies. Depositors may qualify for coverage over the limit if they have funds in multiple ownership categories and all FDIC requirements are met. The Company estimated that $363.7 million and $334.0 million of total deposit balances were uninsured at December 31, 2023 and 2022, respectively.

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2023.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$123,250	$136,510	$101,331	$116,186	$477,277
Certificates of deposit of $250,000 or more	54,715	49,789	30,010	39,247	173,761
Total certificates	$177,965	$186,299	$131,341	$155,433	$651,038

The Federal Reserve may require First Fed to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. As of December 31, 2023, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight, short-term advances with initial maturities of less than one year, and longer-term advances maturing in one year or more, to meet ongoing liquidity needs and to mitigate interest rate risk. As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2023, had pledged loan and security collateral to support a borrowing capacity of $589.5 million. In addition, the Bank had outstanding letters of credit from the FHLB to secure public deposits and the Bellevue, Washington branch lease liability. At December 31, 2023, outstanding advances from the FHLB totaled $275.0 million and the combined balance for the two letters of credit was $60.8 million, leaving a remaining borrowing capacity of $253.8 million.

First Fed maintains an established borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2023, we had pledged securities with a carrying value of $6.9 million as collateral to support a borrowing capacity of $6.6 million. No funds have been borrowed on this arrangement to date.

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

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings under the arrangement with NexBank are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 18, 2024, with the option for one 364-day extension.

In June 2023, First Fed established a Bank Term Funding Program ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. At December 31, 2023, we had pledged securities with a carrying value of $12.9 million as collateral to support a borrowing capacity of $15.2 million. No funds have been borrowed to date.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$85,000	$80,000	$80,000
FHLB short-term advances	95,000	42,500	—
FHLB overnight borrowings	195,000	206,000	40,000
Line of credit	11,000	12,000	—
Subordinated debt, net	39,436	39,358	39,310

Average balances:
FHLB long-term advances	$81,667	$80,000	$52,500
FHLB short-term advances	25,000	15,208	—
FHLB overnight borrowings	149,500	90,983	5,207
Line of credit	9,327	5,770	—
Subordinated debt, net	39,395	39,312	30,370

Weighted average interest rate:
FHLB long-term advances	2.00%	1.52%	1.46%
FHLB short-term advances	5.08	1.82	—
FHLB overnight borrowings	5.26	2.83	0.30
Line of credit	9.15	6.76	—
Subordinated debt, net	4.01	4.01	3.96

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB long-term advances	$80,000	$80,000	$80,000
FHLB short-term advances	—	10,000	—
FHLB overnight borrowings	195,000	144,000	—
Line of credit	6,500	12,000	—
Subordinated debt, net	39,436	39,358	39,280
Total borrowings	$320,936	$285,358	$119,280

Weighted average interest rate at end of period:
FHLB long-term advances	2.09%	1.52%	1.52%
FHLB short-term advances	5.27	2.12	—
FHLB overnight borrowings	5.52	4.30	0.31
Line of credit	9.00	8.00	—
Subordinated debt, net	4.00	4.01	3.06

Subsidiary and Other Activities

First Fed has one active subsidiary to participate in historic tax credit transactions. Makers Square Master Tenant, LLC was formed in February 2021 in partnership with the Fort Worden Foundation. A former subsidiary, 202 Master Tenant, LLC, was formed in August 2016 in partnership with the Peninsula College Foundation and ended in April 2022. These entities meet the criteria for reporting under the equity method of accounting.

In December 2019, the Company joined Canapi Ventures Fund, LP ("Canapi Ventures") as a limited partner to strategically invest in fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment to Canapi Ventures will be for up to ten years, with cash installments totaling up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2023, $2.4 million had been contributed to this partnership. The recorded investment was $3.1 million at December 31, 2023.

In April 2021, First Northwest, the Bank, POM, and Quin Ventures became parties to a joint venture agreement. First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures was in a research and development phase during 2021. In early 2022, an initial product was rolled out that attracted significant initial customer interest but had lower than expected customer retention as well as higher than anticipated expenses. In the second half of 2022, another investor showed interest in the joint venture. In December 2022, Quin Ventures sold substantially all of its assets to Quil, at which time POM returned the 29,719 shares previously issued and the joint venture agreement was terminated. As part of the sale transaction, the Company received a 5% ownership stake in Quil valued at $225,000 and recorded a $1.5 million commitment receivable. In June 2023, First Northwest determined that Quin Ventures was no longer a going concern. The Company wrote off the remaining investment in Quin Ventures through retained earnings in accordance with applicable non-controlling interest accounting methods. The balance of the noncontrolling interest in Quin Ventures balance was moved to retained earnings, with no change to total shareholders' equity as a result of the transaction. In December 2023, the Company determined that Quil was no longer a going concern and wrote off the related investment and commitment receivable.

In September 2021, the Company invested in BankTech Ventures, LP ("BankTech") as a limited partner to strategically invest in fintech-related businesses. The commitment to BankTech will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2021. As of December 31, 2023, $470,000 had been contributed to this partnership. The recorded investment was $564,000 at December 31, 2023.

In December 2021, the Company joined JAM FINTOP Blockchain, LP as a limited partner to strategically invest in fintech-related businesses. This commitment will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2022. As of December 31, 2023, $180,000 had been contributed to this partnership. The recorded investment was $104,000 at December 31, 2023.

In February 2022, the Bank invested in a Small Business Investment Company through Canapi Ventures. This commitment will be for up to ten years with two possible one-year extensions, with cash installments totaling up to $2.0 million to be paid into the company over the commitment period, beginning in 2022. As of December 31, 2023, $307,000 has been contributed to this fund. The recorded investment was $173,000 at December 31, 2023.

In April 2022, First Northwest invested $3.0 million in Meriwether Group Capital Hero Fund LP, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. A second $3.0 million investment was made in May 2022, bringing the Company's total investment in the Hero Fund to $6.0 million. The recorded investment was $6.3 million at December 31, 2023.

Also in April 2022, First Northwest made an initial investment for a 5% interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Hero Fund. In October 2022, the Company completed an additional purchase and holds a 25% equity interest in MWGC valued at $150,000 at December 31, 2023. The recorded investment in MWGC was $8,000 at December 31, 2023.

In June 2022, First Northwest made an initial investment for a 5% interest in The Meriwether Group, LLC, a boutique investment bank focusing on providing entrepreneurs with resources to help them succeed, including equity and debt raising services along with strategic positioning of business throughout the United States. In September 2022, the Company completed an additional purchase and holds a 33% interest in MWG valued at $2.8 million at December 31, 2023. First Northwest issued 115,777 shares of stock with a value of $1.9 million to the existing partners in MWG as consideration in the acquisition transaction. MWG also holds a 20% interest in MWGC. The recorded investment in MWG was $3.0 million at December 31, 2023.

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

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2023, First Fed’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 42.3% and 21.8%, respectively, and was less than 4% in Whatcom, Kitsap and King counties.

Employees and Human Capital Resources

At December 31, 2023, we had 270 full-time equivalent employees. At that date, the average tenure of all our full-time employees was approximately 4.8 years while the average tenure of our executive officers was approximately 4.5 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be excellent.

Our Board of Directors guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our Board holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our corporate mission, vision, and values are designed to promote commitment to making the lives of all those around us better and to uphold that principle in everything we do. That commitment has been a pillar in our approach to our employees and the communities we have proudly served for over 100 years. Our culture is designed to adhere to the timeless values of optimism, respect, initiative, growth, and ownership. In keeping with that culture, we strive to be a force for good in everyday life and expect our employees to treat each other and our customers with the highest level of care and respect, going out of their way to do the right thing.

We dedicate resources to promote a safe and inclusive workplace; attract, develop, and retain talented, diverse employees; promote a culture of integrity, caring, and excellence; and reward and recognize employees for both the results they deliver and, just as importantly, how they deliver them. We also seek to design fulfilling careers, with competitive compensation and benefits combined with a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs. This devotion to our people has earned us recognition on Puget Sound Business Journal magazine's Washington's Best Workplaces list in 2023.

Our employees are the cornerstone of our success as an organization as they serve our customer base. We are committed to attracting, retaining, and promoting highly qualified individuals from a diverse array of backgrounds. We believe employing a diverse workforce enhances our ability to serve our customers and our communities. We have established a voluntary, employee-led and -staffed Empathy and Inclusion team that is committed to promoting a diverse, equitable, and inclusive work environment for all employees. We seek to better understand the financial needs of our prospective and current customers by promoting and fostering a workforce that reflects the communities we serve, along with providing relevant financial service products. As we move forward, we will continue to grow our diversity, equity, and inclusion efforts in a manner consistent with our company vision: to create well-being and prosperity for our employees, customers, and communities.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2023:

Matthew P. Deines, age 50, became President and Chief Executive Officer ("CEO") and Director of First Fed on August 1, 2019, and was elected President, CEO, and director of the Company on December 5, 2019. In over 20 years of banking, he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and fintech, as well as operations, information technology, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Rourke, Sacher & Moulton, LLP. Mr. Deines serves as a Director for the Washington Bankers Association ("WBA") and has been a conference speaker and instructor for the WBA. He is a member of the Port Angeles Waterfront Center Board of Directors and actively involved with several other non-profit organizations.

Geri Bullard, age 58, is Executive Vice President, Chief Financial Officer ("CFO") and Chief Operating Officer ("COO") of the Company and First Fed. She has held the CFO position since March 2020 and the COO position since October 2023. Ms. Bullard joined First Fed as Senior Vice President and Treasurer in January 2020. Prior to joining First Fed, Ms. Bullard served as Controller at Salal Credit Union, located in Seattle, from August 2018 to January 2020; CFO of First Sound Bank, also in Seattle, from February 2017 to August 2018; and Controller at Sound Community Bank from October 2015 to February 2017. Ms. Bullard also served as a bank examiner for the State of Idaho. Ms. Bullard holds a Bachelor of Science degree from Humboldt State University, is a graduate of the Pacific Coast Banking School at the University of Washington, and is a licensed CPA.

Christopher W. Neros, age 54, is Executive Vice President and Chief Banking Officer ("CBO") of First Fed, a position he has held since June 2023. Prior to becoming CBO, he served as Chief Lending Officer beginning in April 2022. Mr. Neros has over 28 years of banking experience with experience in lending, commercial banking, and retail banking. Prior to joining First Fed, he served as a lender, commercial banking leader and Executive at Peoples Bank from May 2006 to April 2022. He holds a Bachelor of Business Administration in Marketing from the University of Alaska Anchorage, a Master of Business Administration from Regis University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

Christopher J. Riffle, age 48, is Executive Vice President, Chief Digital Officer ("CDO") and General Counsel of the Company and First Fed. Mr. Riffle has held the CDO position since January 2022 and has served as General Counsel since September 2017. He also served as COO from October 2018 through October 2023. Prior to joining First Fed, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts. Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Fed starting in 2009.

Terry Anderson, age 55, is Executive Vice President and Chief Credit Officer of First Fed, a position he has held since 2018. Mr. Anderson has more than two decades of management experience in credit administration, sales, commercial banking and strategic planning. He most recently served as Executive Vice President and Chief Credit Officer for South Sound Bank for more than six years and has previously worked in a variety of positions with West Coast Bank, US Bank, and Bank of America.

Derek J. Brown, age 53, is Executive Vice President and Chief Human Resources and Marketing Officer of First Fed, a position he has held since March 2020. Mr. Brown served as a Senior Vice President and Chief Human Resources and Marketing Officer for First Fed from January 2018 to March 2020, and Senior Vice President and Director of Human Resources from October 2015 to January 2018. Prior to joining First Fed, he served as a Human Resources and business leader at Citibank and held Human Resources leadership roles within the financial, professional services, and healthcare industries. He holds a Bachelor of Science degree in Management and Human Resources from Utah State University, a Master of Business Administration from Weber State University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Fed up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2023, were $1.4 million. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Fed to comply with applicable capital requirements would, if not remedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements. At December 31, 2023, First Fed was categorized as "well capitalized" under the regulatory capital requirements described below. For additional information, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

As of December 31, 2023, First Northwest Bancorp and First Fed each met the requirements to be "well capitalized" and met the capital conservation buffer requirement. Management monitors the capital levels of First Northwest Bancorp and First Fed to provide for current and future business opportunities and to meet regulatory guidelines for "well capitalized" institutions. For additional information regarding First Northwest Bancorp’s and First Fed’s required and actual capital levels at December 31, 2023, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

Federal Home Loan Bank System. First Fed is a member of the FHLB of Des Moines. As a member, First Fed is required to purchase and maintain stock in the FHLB. At December 31, 2023, First Fed held $13.7 million in FHLB stock, which was in compliance with this requirement. Each FHLB serves as a reserve or central bank for its members within its assigned region, and it is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. Each FHLB makes loans or advances to members in accordance with policies and procedures, established by its Board of Directors, subject to the oversight of the Federal Housing Finance Agency. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2023, First Fed had $275.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

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

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Fed is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Fed to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Fed, who have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. As of December 31, 2023, First Fed was in compliance with the reserve requirements in place at that time.

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

•

Efforts focused on enforcing certain compliance obligations the CFPB deems a priority, such as automobile and student loan servicing, debt collection, collateral repossession, mortgage origination and servicing, remittances, and fair lending, among others; and

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

The Bank Holding Company Act. Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. The Federal Reserve's policy requires bank holding companies to serve as a source of financial and managerial strength to their subsidiary banks and prohibits unsafe or unsound operations. Additionally, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity (including at times when a bank holding company may not be in a financial position to provide such resources or when it may not be in the bank holding company’s or its shareholders' best interests to do so), and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.

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

Under the BHCA, the Federal Reserve may approve a bank holding company's ownership of another company which engages in activities closely related to the business of banking, as determined by the Federal Reserve. These activities generally include, among others, operating a savings institution, mortgage company, finance company, credit card company, or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks, and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Acquisitions. With certain exceptions, the BHCA prohibits a bank holding company from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities, and other activities determined to be financial in nature or incidental to financial activities.

Regulatory Capital Requirements. As part of the review of applications under the BHCA and the supervision of bank holding companies, the Federal Reserve assesses the adequacy of a bank holding company's capital pursuant to the capital rules it has adopted. These rules apply to bank holding companies with $3.0 billion or more in assets on a consolidated basis, or to bank holding companies with fewer assets but certain risky activities, or to bank-only companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled "- Regulation of First Fed Bank - Capital Regulation" and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

The Federal Reserve may not approve the acquisition of a bank that has not been in existence for a minimum of five years, or longer if specified by the law of the host state. In addition, the Federal Reserve generally may not approve an application for an interstate merger transaction if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law. Banks may establish de novo branches in any state, subject to regulatory approval.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2023, First Northwest Bancorp and First Fed qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year. In October 2023, the Federal Reserve requested comments on a proposed rule that would lower the interchange fee cap and establish a regular process for updating the cap every other year going forward. Future changes to the interchange fee cap could have a negative effect on the Bank’s fee revenue.

Restrictions on Dividends. First Northwest Bancorp's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and may also depend on its ability to receive dividends from First Fed, as discussed above.

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

The Dodd-Frank Act. The Dodd-Frank Act was signed into law in July 2010 and imposed restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implemented new capital regulations that are discussed above under "- Regulation of First Fed - Capital Regulations." The Dodd-Frank Act also requires public companies, like First Northwest Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a "say on pay" vote every one, two, or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions, or other transactions that would trigger the parachute payments; and (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer.

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

First Northwest Bancorp stock held by persons who are affiliates of First Northwest Bancorp may not be resold without registration unless sold in accordance with certain resale restrictions. Executive officers, directors and principal shareholders of the company are generally considered to be affiliates. If First Northwest Bancorp meets specified current public information requirements, each affiliate of First Northwest Bancorp will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to First Northwest Bancorp as a company with securities registered under the Exchange Act. The stated goals of these Sarbanes-Oxley requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

During 2023, First Northwest became subject to Nasdaq listing rules that require the adoption of a policy providing for the recovery of compensation that had been erroneously paid to its executive officers in the event that its financial statements are restated. A copy of the policy is included as exhibit 97.1 to this Form 10-K.

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

Recently, the Federal Reserve has reaffirmed that its strategy for monetary policy is focused on long-term goals and addressing continued concerns with inflation. After increasing the federal funds rate by 425 basis points in 2022, the Federal Reserve continued the trend, albeit at a slower pace, for a total increase in 2023 of 100 basis points. The last rate increase was in July 2023, and the Federal Reserve has communicated that the economic outlook continues to be uncertain and inflation risks remain present. Changes in monetary policy, including increases in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders' equity. The nature and impact of future changes in monetary policies and their impact on First Northwest Bancorp and First Fed cannot be predicted with certainty.

Cybersecurity. Federal banking regulators issue new guidance and standards, and update existing guidance and standards, intended to enhance cyber risk management among financial institutions from time to time. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If First Fed fails to observe such regulatory guidance or standards, it could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, establishing new notification requirements for banking organizations. The new rule requires banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a "notification incident" has occurred. Among other types of computer-security incidents, a "notification incident" includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

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

In addition to guidance and standards implemented by banking regulators, in July 2023, the SEC adopted final rules requiring an annual disclosure of registrants’ cybersecurity risk management strategy and governance. Additionally, registrants are required to disclose material cybersecurity incidents, including the nature, scope, timing, and impact of the incident, within four business days of the incident. The disclosure requirements went into effect in December 2023.

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

Taxation

Federal Taxation

General. First Northwest Bancorp and First Fed are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Fed. First Fed is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before December 31, 2020. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

A significant portion of our loans are to businesses and individuals in the state of Washington. An economic decline affecting our region could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent on international trade. Deterioration in the national economy may also have an adverse effect on the region.

Any future deterioration in economic conditions in the market areas we serve, in particular the North Olympic Peninsula and Puget Sound area of Washington State, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, and results of operations:

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

Public health crises, domestic or geopolitical crises, such as the current wars in Ukraine and the Middle East, political instability or civil unrest, terrorism, human error or other events outside of our control, could cause disruptions to our business or the United States' economy, resulting in potentially adverse operating results. Natural disasters may disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate. Climate change may worsen the severity and impact of future natural disasters and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to the business and operations of our customers, with potentially negative effects on our loan portfolio and growth opportunities. A significant natural disaster, such as a tsunami, earthquake, drought, fire or flood, where we or our customers live and do business, could have a material adverse impact on our local market areas and our ability to conduct business, especially if our insurance coverage is insufficient to compensate for losses that may occur. The effects of any of the foregoing factors could have a material adverse effect on our business, operations, and financial condition.

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

Competition for deposits may limit our ability to grow.

Our loan growth is primarily dependent on retaining and attracting additional customer deposits. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area, including from internet-based banking institutions, which have grown rapidly in recent years.

Deposit flows are influenced by various factors, including customer relationships, sales and marketing efforts, interest rates paid by competitors, alternative investments such as money market mutual funds, equities and bonds, government stimulus programs, and the overall levels of business and personal income and savings. The current elevated interest rate environment has increased competition for deposits across the banking industry, and deposit balances may decrease if customers perceive alternative investments as providing a better risk/return tradeoff.

Our failure to grow or retain deposits may result in a loss of market share and slower or negative loan growth, which likely would have an adverse effect on our financial condition and results of operations.

Credit and Asset Quality

Our increased emphasis on commercial real estate lending subjects us to various risks that could adversely impact our results of operations and financial condition.

We have increased the amount of our commercial real estate and multi-family loans to $721.1 million, or 43.4%, of our total loan portfolio, at December 31, 2023, from $641.6 million, or 41.5%, of our total loan portfolio at December 31, 2022. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans. As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny under the FDIC's policies for management of its commercial real estate loan portfolio.

Our increased focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk compared to one-to-four family loans. The repayment of commercial real estate loans typically depends on the successful operation and income stream of the borrowers’ operating business, or their ability to lease the commercial property at sufficient rates. The value of the commercial real estate securing the loan as collateral is a secondary source of repayment in case of default, which can be significantly affected by economic conditions. The FDIC has issued pronouncements alerting banks of its concerns about banks with a heavy concentration of commercial real estate loans. Moreover, federal bank regulators have highlighted the increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many metropolitan areas continue to show signs of stress. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development on a single one-to-four family residential mortgage loan.

Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for credit losses on loans and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could have a materially adverse effect on our future earnings. Collateral evaluation and financial statement analysis for commercial loans also requires a more detailed review at origination and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one-to-four family residence because the market for most types of commercial real estate is not readily liquid, resulting in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2023, we had $28,000 of nonperforming commercial real estate loans and $0 of nonperforming multi-family loans in our portfolio.

An increase in unsecured lending exposes us to an increase in loan losses.

We have increased our commercial business loan portfolio by purchasing unsecured loans to small businesses and professionals and our consumer loan portfolio through purchases from Splash Financial. Our exposure on these purchased loan portfolios was $21.1 million and $7.3 million, respectively, at December 31, 2023. Unsecured loans present additional risks to us because if a borrower defaults on an unsecured loan, there is no collateral to repossess and liquidate in order to satisfy the outstanding loan balance. Also, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on an unsecured loan in default. Our efforts to mitigate this risk include carefully assessing a borrower’s creditworthiness, including their income, employment history, and debt-to-income ratio.

In 2022, we began purchasing unsecured consumer loans through a partnership with Splash Financial, a private lender that underwrites and funds personal loans. First Fed has experienced losses of $3.4 million on the Splash Financial loans to date. We made changes to the program participation criteria for these loans in 2023 with the goal of reducing additional losses. Additional losses in our unsecured lending portfolio would negatively affect our profitability and capital.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans for commercial and multi-family real estate as well as other business loans, has increased to $833.4 million, or 50.2% of total loans, at December 31, 2023, from $718.6 million, or 46.4% of total loans, at December 31, 2022. One-to-four family loans have increased to $378.4 million, or 22.8% of total loans, at December 31, 2023, from $343.6 million, or 22.2% of total loans, at December 31, 2022. Total consumer loans have increased to $318.5 million, or 19.2% of total loans, at December 31, 2023, from $291.8 million, or 18.8% of total loans, at December 31, 2022. Rapidly growing loan portfolios are, by their nature, less seasoned and our experience with these loans may not provide us with a useful payment history pattern. Rapid growth combined with the geographic expansion of our lending area may make estimating loan loss allowances more difficult and more susceptible to changes in estimates, and to losses exceeding estimates, than our more seasoned portfolio of loans in our traditional lending area. As a result, it is difficult to predict the future performance of these parts of our loan portfolio. These loans may develop delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

First Fed has extended significant amounts of credit to certain borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2023, the aggregate amount of loans, including unused commitments, to First Fed's five largest borrowers (including related entities) amounted to approximately $95.8 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2023, totaled $171.2 million, or 10.3% of total loans. Although only one of the loans to First Fed's 20 largest borrowers was nonperforming as of December 31, 2023, concentration of credit to a limited number of borrowers increases the risk in First Fed's loan portfolio. If one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Fed is more likely to have a material adverse impact on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2023, our construction and land loans decreased $64.0 million, or 33.0%, to $129.7 million, or 7.8%, of the total loan portfolio at December 31, 2023 and consisted of properties secured by multi-family of $66.7 million, one-to-four family residential of $43.7 million, commercial real estate of $11.8 million, and land of $7.5 million. Land loans include raw land and land acquisition and development loans.

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

At December 31, 2023, $447.8 million, or 27.0% of our total loan portfolio, consisted of one-to-four family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one-to-four family residential loans that do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of loans in a subordinate lien position to a first lienholder.

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

At December 31, 2023, we had $112.3 million, or 6.8% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on the value of the collateral and predetermined loan to collateral ratios; liquidation of the underlying real estate collateral is the primary source of repayment in the event of borrower default. Our commercial business loans are primarily supported by the cash flow of the borrower and secondarily by the underlying collateral provided by the borrower. The borrowers' cash flows may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Factors affecting the value of this type of collateral include uncollectable accounts receivable and obsolete or limited use inventory, among others.

Our allowance for credit losses on loans may prove to be insufficient to absorb losses in our loan portfolio.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the allowance for credit losses on loans, we review our loan portfolios, loss and delinquency trends, and economic conditions. If our assumptions are incorrect, our allowance for credit losses on loans may not be sufficient to cover incurred losses, resulting in additions to our allowance for credit losses on loans through the provision for credit losses on loans which is charged against income.

Additionally, pursuant to our growth strategy, management recognizes that significant new loan growth, new loan products, new market areas, and the refinancing of existing loans, resulting in portfolios composed of unseasoned loans that may not perform in a historical or projected manner, may increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Significant provisions to our allowance could materially decrease our net income. In addition, bank regulatory agencies periodically review our allowance for credit losses on loans and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

In addition, if charge-offs in future periods exceed the allowance for credit losses on loans, we will need additional provisions to replenish the allowance for credit losses on loans. Any additional provisions will result in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2023, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $18.6 million, or 0.8% of total assets. Our nonperforming assets adversely affect our net income in various ways.

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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, ratings agency actions, defaults or other adverse events affecting the issuer or the underlying collateral, if any, of the security, changes in market interest rates, and continued instability in the capital markets. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the current wars in Ukraine and the Middle East, terrorism, or other geopolitical events. A need for additional liquidity may also require us to sell investment securities at depressed prices. These factors, among others, could result in an allowance for credit losses on investment securities, realized and/or unrealized losses in future periods, and declines in other comprehensive income, which could materially affect our business, financial condition, and results of operations. Determining an allowance for credit losses on investment securities requires complex, subjective judgments about the future financial performance and liquidity of the security's issuer and underlying collateral, if any, to assess the probability of receiving all contractual principal and interest payments due, and these estimates may differ significantly from actual future performance of the security.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional and digital banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies, non-fungible tokens, and other digital assets. Additionally, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Competitors in these nonbank sectors may have fewer regulatory constraints, as well as lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer and consumer information through various third-party vendors and their personnel.

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

Interest Rates, Operations and Risk Management

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. The Federal Reserve slowed its increases to the federal funds target rate in 2023, with the most recent increase occurring in July 2023. When the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact housing markets by reducing refinancing activity and new home purchases. A rising or elevated interest rate environment may also adversely affect the U.S. economy and, as a result, our business as a whole. The Federal Reserve has communicated that the economic outlook continues to be uncertain, and while it has stated that rates may decrease later in 2024, there can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustment may have on our results of operations.

Further changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell mortgage and SBA loans; (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Additional changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Further changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment in the years prior to 2022, a high percentage of our deposits were composed of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We will likely incur a higher cost of funds to retain these deposits in the current elevated interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would be adversely affected.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely will not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk," in this Form 10-K for additional information.

Decreased volumes and lower gains on sales of loans could adversely impact our noninterest income.

We originate and sell one-to-four family mortgage loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one-to-four family mortgage loans pursuant to programs currently offered by Freddie Mac and other secondary market investors. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

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

At December 31, 2023, $105.4 million of our consumer, $38.1 million of our commercial real estate, and $19.2 million of our one-to-four family loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Fed. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third-party servicer to timely pursue foreclosure action, may increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered commercial banks are subject to loans-to-one-borrower restrictions, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Fed would be limited to loans to one borrower of $46.0 million at December 31, 2023. Under its current policy, First Fed has elected to restrict its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $34.5 million at December 31, 2023, unless specifically approved by the Senior Loan Committee as an exception to policy. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations and the impact of consent orders to which we are subject.

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, the FDIC as insurer of our deposits, and by the DFI. First Northwest Bancorp is subject to regulation and supervision by the Federal Reserve (as a financial holding company) and regulation by the State of Washington (as a Washington corporation). The Bank is subject to regulation and supervision by the FDIC and the DFI. Such regulation and supervision govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for credit losses on loans and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

On November 21, 2023, the Bank entered into a consent order ("Order") with the FDIC, the Bank's primary regulator. The Order, which will remain effective until modified, suspended or terminated by the FDIC, requires the Board and senior management to:

•

Review, revise, develop, and/or implement, as necessary, a sound risk-based compliance management system, including a written compliance program, policies, and training designed to effect compliance with all applicable consumer protection laws, a consumer complaint monitoring process, and a monitoring program designed to detect and correct compliance weaknesses;

•	Hold Bank management accountable for failing to adhere to consumer protection laws and the Bank’s policies and procedures;
•

Review and analyze the resources, management, and staffing necessary (i) for compliance with all consumer protection laws, (ii) to manage and supervise the Bank’s compliance program, (iii) to provide sufficient oversight over third-party relationships and products and services offered by or through third-party relationships, and (iv) to appropriately address certain prior violations and compliance issues; and

•	Review, revise, develop, and/or implement, as necessary, effective independent audit coverage of the Bank’s compliance program.

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

•	If market or regulatory conditions change, we may be unable to successfully compete for, complete, or integrate potential future acquisitions as anticipated or at all. Downturns in the stock market and the market price of our stock, changes in our capital position, heightened regulatory scrutiny, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company recognizes cybersecurity as a critical risk to its operations and the management of this risk is a top priority. We are committed to protecting the confidentiality, integrity, and availability of our customer information, information systems, data, and assets from unauthorized access, use, disclosure, disruption, modification, or destruction. The Company adheres to cybersecurity industry best practices such as the National Institute of Standards and Technology cybersecurity framework and Federal Financial Institutions Examinations Council ("FFIEC") guidance. FNWB management has integrated its processes for assessing, identifying, and managing material risks from cybersecurity threats into the Company’s overall risk management program, including regularly conducting risk assessments and gap analyses in order to identify and prioritize cybersecurity threats and vulnerabilities across our entire digital estate which is comprised of our IT infrastructure as well cloud-based applications and storage. These assessments consider industry best practices, evolving threats, and the specific needs of our business.

The Company implements a defense in depth, or layered, approach to security controls, including network security, intrusion detection and prevention, anomaly detection, endpoint security, data encryption, identity and access management, and security awareness training. Staff evaluate and update our controls on an ongoing basis to address emerging threats. We have a documented incident response plan in place to identify, contain, and remediate cybersecurity incidents. The plan includes roles and responsibilities for key personnel, communication protocols, and procedures for recovery and notification. We also maintain business continuity, crisis management, and disaster recovery plans to ensure the continued operation of critical business functions in the event of a major disruption, including a cyberattack, which are tested regularly through tabletop exercises, simulations, parallel testing, and functional testing.

The Company adheres to a continuous improvement philosophy in regard to cybersecurity and leverages external experts, consultants, auditors, and assessors on a regular basis to complement the internal staff in identifying and remediating any gaps in the Company’s cybersecurity program.

The Company has a well-defined and mature vendor management program that includes controls to address third-party cybersecurity risks throughout the vendor management lifecycle.

The FNWB Board of Directors has oversight responsibility for enterprise-wide risks, including cybersecurity risks. The Board recently welcomed a cybersecurity expert as a director to help further understand and anticipate risks in this area. A designated committee of the Board, the Audit Committee, is responsible for overseeing the Company's cybersecurity risk management program and reviewing its effectiveness. The Chief Information Officer and Security Officer ("CIO/SO") is responsible for assessing and managing material risks from cybersecurity threats, with a dedicated staff of information security professionals. The CIO/SO has over 25 years of education, training, and experience managing technology and cybersecurity risks, and over 12 years of experience in the banking industry specifically. The CIO/SO regularly updates executive and senior management, including the Enterprise Risk Management Committee, as well as the Board Audit Committee on cybersecurity risks and mitigation strategies. The Company has implemented internal controls to address the effectiveness of our cybersecurity program. These controls include risk assessments, vulnerability assessments and scans, periodic audits, and periodic penetration testing.

We are committed to disclosing material cybersecurity incidents to investors and other stakeholders in a timely and transparent manner in compliance with applicable regulations and in keeping with market practices. Management will assess the materiality of a cybersecurity incident based on its potential impact on our financial condition, results of operations, reputation, or ability to meet our business objectives. The Company is not aware of any current cybersecurity threats that are reasonably likely to affect the Company’s business strategy, results of operations or financial condition.

See "We are subject to certain risks in connection with our use of networks and technology systems" in Item 1A. Risk Factors of this Form 10-K for additional information regarding the risks we face from cybersecurity threats.

Item 2. Properties

The Company's main administrative office is located at 105 West Eighth Street, Port Angeles, WA 98362. As of December 31, 2023, we conducted our business through twelve branch offices located in Clallam, Jefferson, King, Kitsap, and Whatcom Counties, Washington; two business centers and a support service center located in King County, Washington; one business center in Whatcom County, Washington; and our main administrative office and a support service center located in Clallam County, Washington. The Company currently owns seven branch offices, the main administrative office and the Clallam County support services center. The remaining five branch offices, three business centers and King County support service center are leased. The net book value of the Company’s properties totaled $16.0 million at December 31, 2023. Additional information is presented in Note 5 - Premises and Equipment, Note 6 - Leases, and Note 20 - Subsequent Event (relating to a potential sale and leaseback of six of the Company's owned properties) of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 8, 2024, there were 9,443,271 shares of common stock issued and outstanding and we had approximately 511 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

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

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2023 - October 31, 2023	3,921	$12.98	3,921	222,416
November 1, 2023 - November 30, 2023	10,350	12.86	8,284	214,132
December 1, 2023 - December 31, 2023	3,188	—	—	214,132
Total	17,459	$12.90	12,205

(1) Shares repurchased by the Company during the quarter include shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 0 shares, 2,066 shares, and 3,188 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of December 31, 2023, a total of 809,288 shares, or 79.1% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.81 per share, leaving 214,132 shares available for future purchases.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments, including a 33% interest in The Meriwether Group, LLC ("MWG"). The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has also entered into partnerships to strategically invest in fintech-related businesses, which may result in the development of additional investment opportunities.

First Fed is a community-oriented commercial bank serving Clallam, Jefferson, King, Kitsap, and Whatcom counties in Washington State, through its twelve full-service branches, three business centers and three administration centers. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through originations, purchased auto loan programs, and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk, or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities.

First Fed is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal policy, including fiscal stimulus, interest rate policy and open market operations, housing, and consumer protection. Deposit flows are influenced by various factors, including changes in market rates; sales and marketing efforts; interest rates paid by competitors; available alternative investments such as money market mutual funds, the stock and bond markets; account maturities; government stimulus and unemployment programs; and the overall level of personal income and savings. Lending activities are influenced by prevailing interest rates and property values in our markets, the demand for funds, the number and quality of lenders employed by First Fed, and both regional and national economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in levels of interest rates impact our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, earnings from equity and partnership investments, and gains and losses from the sale of loans and securities.

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations required to adequately provide for probable losses inherent in our loan, unfunded commitments and investment portfolios through our allowance for credit losses. A recapture of previously recognized provision for credit losses may be added to net interest income if forecasted macroeconomic factors improve, underlying balances decrease, or recoveries of amounts previously charged off are received.

The noninterest expenses incurred in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, professional fees, deposit insurance premiums and regulatory assessments, digital delivery and data processing expenses, advertising and promotion expenses, expenses related to real estate and personal property owned, state and local taxes, federal income tax, and other miscellaneous expenses.

Our Business and Operating Strategy

Our operating strategy is focused on growing and diversifying our loan portfolio, expanding our deposit product offerings, and enhancing our digital infrastructure. Certain highlights of our operations in the last three years include:

•

Repositioning the loan portfolio. The Bank has significantly increased the origination of commercial real estate, multi-family real estate, and construction and land loans, as well as our portfolio of commercial business loans. The Bank has also utilized wholesale lending programs to add auto, manufactured home, and commercial business loans to our portfolio. This has helped to increase overall interest income and improved interest rate risk.

•

Adding new products and servicing capabilities. In addition to traditional consumer and business deposit products, the Bank offers remote deposit capture, consumer and small business digital banking, treasury cash management capabilities, and commercial digital banking capabilities. We implemented interactive teller machines, allowing our customers to conduct business with a teller through an interactive screen, at several locations. In 2023, we further enhanced our offerings for earnest money payment solutions, real-time person-to-person and account-to-account transfers and online business account opening.

•

Enhancing our infrastructure. The Bank focused on upgrading its infrastructure, in terms of technology, equipment and personnel, to support its changing lending and deposit capabilities and position the Bank for growth.

•	Expanding small-to-medium size business relationships. Our Treasury Management and Commercial Relationship teams have deepened relationships with new and existing customers through acquiring operating accounts and increasing SBA and other commercial business lending.
•	Investing in financial technology ("fintech") companies. The Company has five years remaining in a commitment to invest in Canapi Ventures, which provides funding to fintech start-ups. The Canapi Ventures relationship allows us early access to companies producing technology and apps that may be of interest as we grow in the fintech sector. We also have eight years remaining in commitments to invest in BankTech Ventures and JAM FINTOP, two fintech-focused venture capital funds designed for community banks. The Bank has an additional Canapi Small Business Investment Company commitment with nine years remaining.

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. Below are strategies we have implemented, or intend to implement, to achieve our objectives:

•

Increasing our portfolio of higher yielding loans. Through loan originations, we intend to increase the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one-to-four family residential loans. Our commercial and multi-family real estate and commercial business loans have increased to $833.4 million, or 50.2% of total loans, at December 31, 2023, from $718.6 million, or 46.4% of total loans, at December 31, 2022. The increase resulted in part from adding talented leaders to the commercial team, developing relationships with loan referral sources, pursuing loan purchase and participation opportunities, and competing successfully in new and existing markets.

•

Increasing noninterest income. The Bank offers SBA loan products, which provide the opportunity to sell the guaranteed portion of loans originated, adding to our gain on sale of loans while also generating servicing fee income. We will continue our participation in an assumable rate conversion ("ARC") program, whereby a commercial loan customer enters into a contract to pay a fixed rate on their First Fed loan to the third-party program while the Bank receives the variable rate interest stated in the note, which generates referral fee income for the Bank at the time of placement. We remain committed to our mortgage line of business to serve our customers and add to noninterest income from both sale and servicing fees. We may also sell commercial loans to manage concentrations and risk, which would generate gain and possibly additional servicing income. We anticipate that future revenue will be generated through treasury management products and merchant services, which would add income and increased interchange fee income. Noninterest income will also be affected through changes in the value of our partnership investments and our share of MWG profitability.

•	Maintaining our focus on asset quality. Maintaining strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving nonperforming loans, and selling foreclosed assets. Nonperforming assets were $18.6 million at December 31, 2023 and $1.8 million at December 31, 2022. The current year increase was primarily due to one $15.0 million commercial construction project for which the Bank, based on a recent third-party appraisal, believes does not represent significant exposure to loss. We take proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide feedback regarding our loan policies and procedures.

•

Attracting core deposits and other deposit products. We emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we offer digital delivery solutions, such as personal financial management, business online banking, business remote deposit products, mobile remote deposit services through personal devices, consumer credit score access, real-time account-to-account transfer services between First Fed and other banks, and real-time person-to-person funds transfer, enabling us to compete effectively with banks of all sizes. We enhanced our mobile banking platform, online account opening solutions, foreign exchange capabilities and are in the process of upgrading our business on-line banking platform.

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

•

Improving our digital presence and streamlining the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. The Company has six years remaining in its commitment to Canapi Ventures to identify and infuse capital into early stage fintech companies. This commitment includes management participation in meetings and events that inform us when making decisions regarding banking-as-a-service, digital services offerings and customer engagement. In 2022, the Company implemented a customer relationship management software to improve business and consumer relationships.

•

Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We increased our auto loan portfolio through our partnership involving the purchase of loans made to borrowers purchasing high-end automobiles and classic cars. We continue to purchase manufactured home loans in pools and on a flow basis from Triad Financial Services. We also purchase loans to small businesses and professionals from Banker's Healthcare Group. We will continue to explore other opportunities such as these as a means to improve net income and supplement organic loan originations.

•	Creating operating leverage. We will continue to look for ways to improve operational efficiency. We realigned staff positions in 2022 to better meet organizational objectives, resulting in some workforce reductions. We believe that recent investments in technology may also provide opportunities to build efficiencies. Net interest income decreased substantially in 2023 as a result of accelerated funding costs. We also experienced a decrease in noninterest income, specifically in areas which are impacted by interest rates. We remain focused on building core noninterest income product lines, such as SBA and swap fees, and are pursuing new revenue channels related to payments while continuing to control noninterest expense.
•	Expanding offerings to small-to-medium sized business. Another priority for the Company is expanding offerings for small-to-medium sized business with a focus on entrepreneurs. We intend to accomplish this through the commercial team, with a focus on systems and support, the further development of treasury management and our partnership with MWG. For small-to-medium sized businesses, we believe there are multiple opportunities in payment processing for ACH, check, wire transfers, international payments and debit card interchange. In addition, we intend to build out our capabilities for accounts payable and receivable, payroll, merchant card acquisition and corporate card spend management solutions.

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

The following represent our critical accounting policies:

Allowance for Credit Losses on Loans. The allowance for credit losses on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. The allowance is established through the provision for credit losses on loans, which is charged to income. Determining the amount of the ACLL necessarily involves a high degree of judgment. Management has adopted a discounted cash flow ("DCF") methodology for most of its segments to calculate the ACLL. For certain segments with smaller portfolios or where data is prohibitive to running a DCF calculation, management has elected to use a remaining life methodology. The Company also uses established metrics to estimate qualitative risk factors by segment based on the identified risk. The Company evaluates individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis using either a collateral value or cash flow method. All of the factors used in these methodologies are susceptible to significant change. Management reviews and approves, at least quarterly, the level of the allowance and the provision for credit losses on loans based on anticipated future economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for credit losses on loans, future economic or other conditions may differ substantially from the assumptions used in making the evaluation. The FDIC and the DFI, as an integral part of their examination process, periodically review our ACLL and may require us to recognize adjustments to the allowance based on their judgment about information available at the time of their examination. A large loss could deplete the allowance and require increased provisions for credit losses on loans to replenish the allowance, which would adversely affect earnings. Management considers the ACLL to be a critical accounting estimate. Our accounting policies are discussed in detail in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Mortgage Servicing Rights. We record servicing rights on loans originated and subsequently sold into the secondary market. We stratify our capitalized servicing rights based on the type, term and interest rates of the underlying loans. Servicing rights are measured at fair value at each reporting date with the change reported in earnings. The value is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. If our assumptions prove to be incorrect, the value of our mortgage servicing rights could be negatively affected. See Notes 1, 7 and 15 to the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Assets. Total assets increased $159.7 million, or 7.8%, to $2.2 billion at December 31, 2023, from $2.04 billion at December 31, 2022.

Total loans, excluding loans held for sale, increased $112.5 million, or 7.3%, during the year ended December 31, 2023. Multi-family and commercial real estate loans increased $79.5 million, or 12.4%, consisting mainly of an increase in multi-family real estate loans of $80.4 million as a result of new originations and $38.4 million of construction loans converting into permanent amortizing loans. Commercial real estate loans decreased $901,000 as payment activity exceeded new loan originations of $39.7 million and $10.1 million from construction loans converting into permanent amortizing loans. Auto and other consumer loans increased $10.2 million, or 4.3%, with the purchase of a pool of manufactured home loans as well as purchases of individual manufactured home loans and specialty auto loans. Commercial business loans increased $35.4 million primarily due to an increase in the Northpointe Bank Mortgage Participation Program of $9.5 million and purchases of $15.9 million of unsecured Bankers Healthcare Group loans in addition to advances on new and existing lines of credit and originations of amortizing commercial loans.

One-to-four family residential loans increased $34.9 million, or 10.2%, with $64.7 million in construction loans converting to permanent amortizing loans during the year. We continue to focus on the origination of one-to-four family mortgage loans with the intention of retaining certain adjustable-rate loans that may not be readily sold in the secondary market, while selling the majority of our saleable production to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other investors.

Construction and land loans decreased $64.0 million, or 33.0%, with $118.2 million converting into fully amortizing loans partially offset by draws on new and existing commitments. Undisbursed construction commitments totaled $55.4 million at December 31, 2023 compared to $120.7 million at December 31, 2022. Undisbursed construction commitments at December 31, 2023 included $27.9 million of mainly custom one-to-four family residential construction, $22.1 million of multi-family construction, and $5.5 million of commercial real estate construction. Our construction loans are geographically disbursed throughout the state of Washington with one commitment for a property in Oregon. We manage our construction lending primarily by utilizing a licensed third-party vendor to assist us in monitoring our construction projects. Internal staff monitor certain projects, which enhances fee income related to these loans.

During the year ended December 31, 2023, the Company originated $221.9 million of loans, of which $156.9 million, or 70.80%, were originated in the Puget Sound region; $55.9 million, or 25.20%, in the Olympic Peninsula region; $5.7 million, or 2.60%, in other areas in Washington; and $3.5 million, or 1.60%, in other states. The Company also purchased loans totaling $83.1 million with the largest concentration of these loans located in California.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Real Estate:
One-to-four family	$378,432	$343,559
Multi-family	333,094	252,745
Commercial real estate	387,983	388,884
Construction and land	129,691	193,646
Total real estate loans	1,229,200	1,178,834
Consumer:
Home equity	69,403	52,877
Auto and other consumer	249,130	238,913
Total consumer loans	318,533	291,790
Commercial business loans	112,295	76,927
Total loans	1,660,028	1,547,551
Less:
Allowance for credit losses on loans	17,510	16,116
Total loans receivable, net	$1,642,518	$1,531,435

Our allowance for credit losses on loans increased $1.4 million, or 8.6%, during the year ended December 31, 2023, as a result of our transition from the incurred loss model to CECL and loan growth. Asset quality declined with increases in past due, nonaccrual and classified assets compared to the total loan portfolio. Management continues to closely monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. The allowance for credit losses on loans as a percentage of total loans was 1.05% at December 31, 2023 and 1.04% at December 31, 2022. We believe our allowance for credit losses on loans is adequate to cover inherent losses in the loan portfolio.

Nonperforming loans increased $16.9 million, or 939.8%, during the year ended December 31, 2023 to $18.6 million. This increase was mainly the result of increases in nonperforming commercial construction of $15.0 million, one-to-four family of $890,000, commercial business of $877,000 and auto and other consumer of $211,000, partially offset by decreases in home equity loans of $73,000 and commercial real estate of $25,000. Nonperforming loans to total loans was 1.12% at December 31, 2023, an increase from 0.12% at December 31, 2022.

At December 31, 2023, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $18.2 million, or 107.7%, to $35.1 million at December 31, 2023, from $16.9 million at December 31, 2022. The change in classified loans was mainly the result of a downgrade of a commercial loan relationship totaling $9.3 million involving several commercial real estate and business loans along with downgrades of a $3.6 million SBA loan and a $104,000 commercial business loan during the fourth quarter of 2023. A $15.0 million construction loan, which became a classified loan in the fourth quarter of 2022, and the $9.3 million commercial loan relationship account for 69% of the classified loan balance at December 31, 2023. The Bank continues to work with its borrowers to facilitate satisfactory repayment.

Cash and cash equivalents increased by $77.6 million, or 170.1%, to $123.2 million as of December 31, 2023, compared to $45.6 million at December 31, 2022, as a portion of the proceeds from the sale of investment securities in the fourth quarter of 2023 were held in interest-bearing cash.

Total investment securities decreased $31.0 million, or 9.5%, to $295.6 million at December 31, 2023, from $326.6 million at December 31, 2022. The year-over-year decrease was the result of sales and normal amortization during the year, partially offset by purchases and an improved portfolio market value. During 2023, we repositioned the investment portfolio by selling $44.8 million of available-for-sale securities yielding 2.4% for a total loss of $5.4 million during the period, and purchased $21.1 million of available-for-sale securities yielding 6.7%. The decrease in unrealized loss of $10.3 million relates mainly to a $5.4 million improvement in unrealized losses driven by a decrease in long-term interest rates and $4.9 million of realized losses related to the securities sale.

The estimated average life of the total investment securities portfolio was 7.7 years as of December 31, 2023, compared to 8.2 years as of December 31, 2022, and the average repricing term was approximately 6.3 years as of December 31, 2023, compared to 7.1 years as of December 31, 2022, based on the interest rate environments at those times. Expected duration of the portfolio has decreased to 4.8 years as of December 31, 2023, compared to 5.1 years as of December 31, 2022. We anticipate the investment portfolio will continue to provide additional interest income and act as a source of liquidity.

Mortgage-backed securities represent the largest portion of our investment portfolio and totaled $139.3 million at December 31, 2023, a decrease of $29.6 million, or 17.5% from $169.0 million at December 31, 2022. Municipal bonds are the second largest segment, totaling $87.8 million at December 31, 2023, a decrease of $10.3 million, or 10.5%, from $98.1 million at December 31, 2022. The sale of investment securities during the fourth quarter of 2023 resulted in a shift in the investment mix from mortgage-backed securities, municipal bonds and U.S. Treasury notes toward more U.S. agency and corporate asset-backed securities. Other investment securities totaled $68.5 million at December 31, 2023, an increase of $9.0 million, or 15.0% from $59.6 million at December 31, 2022. At December 31, 2023, the investment portfolio contained 52.0% of amortizing securities, compared to 50.8% at December 31, 2022. The projected average life of our securities may vary due to prepayment activity, which, particularly in the mortgage-backed securities portfolio, is generally affected by changing interest rates. We may purchase investment securities as a source of additional interest income and in lieu of carrying higher cash balances. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Equity and partnership investments increased to $14.8 million at December 31, 2023, compared to $14.3 million at December 31, 2022, from contributions to existing commitments totaling $608,000 during 2023. Prepaid expenses and other assets decreased $1.5 million to $26.9 million at December 31, 2023, compared to $28.3 million one year ago. The decrease was mainly due to the $1.5 million write-off of the Quil commitment receivable in the fourth quarter of 2023, when the Company determined that Quil was no longer a going concern. Net deferred tax assets decreased $1.0 million from the prior year end as a result of an increase in the fair market value of the investment portfolio.

Liabilities. Total liabilities increased $154.7 million, or 8.2%, to $2.04 billion at December 31, 2023, from $1.88 billion at December 31, 2022, with increases in deposits and borrowings used mainly to fund loan growth.

Deposit account balances increased $112.6 million, or 7.2%, to $1.68 billion at December 31, 2023 from $1.56 billion at December 31, 2022. Money market accounts decreased $110.8 million and transaction accounts decreased $87.1 million, while savings accounts increased $41.2 million. Retail CDs increased $195.6 million, or 78.9%, to $443.4 million and Brokered CDs increased $73.8 million, or 55.1%, to $207.6 million at December 31, 2023. We believe the current rate environment contributed to greater competition for deposits across the industry during 2023. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

Borrowings increased $35.6 million, or 12.5%, to $320.9 million at December 31, 2023, from $285.4 million at December 31, 2022, as the Bank utilized FHLB overnight funds to maintain on balance sheet liquidity.

Equity. Total shareholders' equity increased $1.8 million, or 1.1%, to $163.3 million at December 31, 2023, from $161.6 million at December 31, 2022. The increase during the year resulted from a $7.9 million reduction in accumulated other comprehensive loss related to an improved unrealized market value of available for sale securities, net of tax, net income of $2.3 million, and an increase of $2.1 million related to share-based compensation plans. These increases were partially offset by a one-time decrease of $3.0 million upon the adoption of CECL, $2.7 million in dividends paid in 2023 and share repurchases of $1.1 million. During the year ended December 31, 2023, we repurchased 87,895 shares of common stock at an average cost of $12.95 per share, pursuant to the Company's 2020 stock repurchase plan.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

General. The Company generated a return on average assets of 0.11%, and a return on average equity of 1.43%, for the year ended December 31, 2023, compared to 0.79% and 9.09%, respectively, for the year ended December 31, 2022. Net income decreased $13.4 million, or 85.4%, compared to 2022. Net interest income declined as increases to interest expense outpaced increases to interest income. Noninterest income was down due to a loss on sale of securities of $5.4 million as well as lower loan and deposit fee, servicing rights and loan sale income. Noninterest expense was lower due to decreased compensation, advertising, data processing, and occupancy expenses. We earned $0.26 per common and diluted share for the year ended December 31, 2023, compared to $1.71 per common and diluted share for the year ended December 31, 2022. The decrease in earnings per share was the result of the decrease in net income as the Bank recognized a loss on sale of securities to reposition the portfolio by paying down higher cost funding and investing in higher yielding loans and securities.

Net Interest Income. Net interest income decreased $8.4 million, or 12.1%, to $61.4 million for the year ended December 31, 2023, from $69.9 million for the year ended December 31, 2022, mainly as the result of additional interest expense related to higher costs on both deposit and advance balances as well as an increase in the average balances of CDs and advances.

The increase in interest income was largely attributable to changes in loans receivable with an average balance increase of $145.5 million, at an average yield of 5.31%, for the year ended December 31, 2023 compared to an average yield of 4.74%, for the year ended December 31, 2022. The interest income earned from higher yields was offset by higher interest-bearing liability costs which increased to 2.42% for the year ended December 31, 2023 compared to 0.73% for the year ended December 31, 2022. This resulted in a 66 basis point decrease in our net interest margin to 3.13% for the year ended December 31, 2023, from 3.79% for the year ended December 31, 2022.

The $1.8 million net increase in interest income from the volume of interest earning assets was offset by the net increase in interest costs of $10.3 million as changes in rates outpaced increases in yields. As noted above, loans receivable was the main contributor to the increase in interest income with $6.9 million due to an increase in average volume and $9.1 million due higher rates. The increase to the cost of average interest-bearing liabilities for the year ended December 31, 2023 was due primarily to costs from higher rates paid of $24.6 million and increased average balances of $4.3 million on advances, certificates of deposit and money market accounts.

Interest Income. Interest income increased $20.5 million, or 25.5%, to $100.9 million for the year ended December 31, 2023 from $80.4 million for the comparable period in 2022, primarily due to an increase in the average balance of and higher yields on loans receivable. Interest and fees on loans receivable increased $16.0 million during the year, in part, as the Bank grew the loan portfolio through single-family, multi-family and commercial real estate lending as well as purchased auto and manufactured home loans. Loan yields also increased due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices.

Interest income on investment securities increased $2.4 million to $13.3 million for the year ended December 31, 2023, compared to $10.9 million for the year ended December 31, 2022. The increase in interest income on investment securities was driven by an increase in the average yield during the year of 108 basis points due to the repricing of variable rate securities and slower prepayment activity reducing the amount of premium amortization during the period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2023		2022
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,594,268	5.31%	$1,448,777	4.74%	$15,979
Investment securities	317,924	4.18	350,521	3.10	2,413
FHLB stock	12,035	7.31	8,540	5.88	378
Interest-earning deposits in banks	40,832	5.21	34,807	1.08	1,751
Total interest-earning assets	$1,965,059	5.13%	$1,842,645	4.36%	$20,521

Interest Expense. Total interest expense increased $29.0 million, or 275.3%, for the year ended December 31, 2023, compared to the prior year, with increases in borrowing costs and deposit costs of $7.1 million and $21.8 million, respectively. Borrowing costs increased 207 basis points, mainly due to higher rates paid on overnight and short-term borrowings, combined with an increase of $86.0 million in the average balance outstanding. Deposit costs increased due to higher funding costs and an increase of $116.8 million in the average balance of interest-bearing deposits, as we utilized brokered certificates of deposits. The average cost of all interest-bearing deposit products increased 159 basis points to 2.01% for the year ended December 31, 2023 from 0.42% for the year ended December 31, 2022. The average balances of savings and CD accounts increased year-over-year, while lower cost transaction and money market average account balances declined.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2023		2022
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing transaction	$178,577	0.45%	$193,064	0.07%	$659
Money market accounts	388,287	1.09	555,038	0.31	2,519
Savings accounts	243,300	1.24	197,707	0.08	2,854
Certificates of deposit, retail	369,480	3.39	194,743	1.07	10,430
Certificates of deposit, brokered	165,486	3.91	87,734	1.26	5,359
FHLB and other advances	249,172	4.36	163,198	2.29	7,130
Subordinated debt, net	39,395	4.01	39,312	4.01	1
Total interest-bearing liabilities	$1,633,697	2.42%	$1,430,796	0.73%	$28,952

Provision for Credit Losses. The total provision for credit losses decreased $212,000 to $1.3 million during the year ended December 31, 2023, compared to $1.5 million for 2022. A recapture of provision for credit losses on unfunded commitments due to the significant decrease in unfunded construction loan commitments from the initial balance recorded upon the adoption of CECL on January 1, 2023, was recorded during 2023. A higher provision for credit losses on loans compared to 2022 is reflective of loan growth, a change to the life-of-loan loss methodology and an increase in net charge-offs during 2023, which partially offset the unfunded commitments recapture.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Provision for credit losses on loans	$2,357	$1,535
Charge offs net of recoveries	(3,172)	(543)
Allowance for credit losses on loans	17,510	16,116
Allowance for credit losses on loans as a percentage of total gross loans receivable at the end of this period	1.05%	1.04%
Total nonaccrual loans	18,644	1,796
Allowance for credit losses on loans as a percentage of nonaccrual loans at end of period	94%	897%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.12%	0.12%
Total loans receivable	$1,660,028	$1,547,551

Recapture of provision for credit losses on unfunded commitments	$(1,034)	$—
Reserve for unfunded commitments	817	325
Unfunded loan commitments	149,631	225,836

Noninterest Income. Noninterest income decreased 61.1% to $4.0 million for the year ended December 31, 2023, from $10.3 million for the year ended December 31, 2022. The decrease compared to the prior year was primarily due to a $5.4 million loss on sale of investment securities during 2023. One-time increases to other income include a gain on sale of Visa, Inc. Class B common stock of $470,000 and $950,000 received from the Splash loan program as a partial reimbursement of program losses incurred by the Bank during 2023. Saleable mortgage loan production and related gains continued to be impacted by higher market rates on mortgage loans compared to the prior year. Fee income in 2023 was impacted by a decrease in late fees on commercial loans. In 2022, a one-time increase was recorded for a BOLI death benefit payment of $1.5 million.

The following table provides an analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Loan and deposit fees	$4,341	$4,729	$(388)	(8.2)%
Sold loan servicing fees and servicing rights mark-to-market	676	867	(191)	(22.0)
Net gain on sale of loans	438	824	(386)	(46.8)
Net (loss) gain on sale of investment securities	(5,397)	118	(5,515)	(4,673.7)
Increase in cash surrender value of bank-owned life insurance, net	928	916	12	1.3
Income from death benefit on bank-owned life insurance, net	—	1,489	(1,489)	(100.0)
Other income	3,034	1,384	1,650	119.2
Total noninterest income	$4,020	$10,327	$(6,307)	(61.1)%

Noninterest Expense. Noninterest expense decreased to $61.5 million for the year ended December 31, 2023, from $62.3 million for the year ended December 31, 2022. The year-over-year decrease reflects lower compensation expense, primarily due to lower Bank commissions, payroll taxes, and medical insurance expenses along with a $1.5 million reduction related to Quin Ventures compensation. Other one-time noninterest expenses recorded during 2023 included the Quil commitment receivable write-off of $1.5 million, a write-off of Fannie Mae and Freddie Mac investor accounting related items totaling $725,000, and an accrual for a civil money penalty proposed by the FDIC of $718,000. The FDIC proposed assessing a civil money penalty in connection with the concerns detailed in a consent order entered into by the Bank during 2023.

Quin Ventures non-compensation expenses included for the year ended December 31, 2023, totaled $320,000 compared to $2.7 million in the year ended December 31, 2022, as a result of decreases in advertising, depreciation and data processing expenses. The full amount of Quin Ventures activity was reported in noninterest income and noninterest expense under the controlling interest method of accounting. The proportional noncontrolling interest amount was then subtracted from net income. This resulted in noncontrolling interest net losses of $160,000 and $2.1 million being added back to net income for the years ended December 31, 2023 and 2022, respectively.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$31,209	$35,940	$(4,731)	(13.2)%
Data processing	8,170	7,539	631	8.4
Occupancy and equipment	4,858	5,398	(540)	(10.0)
Supplies, postage, and telephone	1,433	1,376	57	4.1
Regulatory assessments and state taxes	1,635	1,539	96	6.2
Advertising	2,706	3,288	(582)	(17.7)
Professional fees	3,738	2,645	1,093	41.3
FDIC insurance premium	1,357	888	469	52.8
Other expense	6,348	3,699	2,649	71.6
Total noninterest expense	$61,454	$62,312	$(858)	(1.4)%

Provision for Income Tax. The provision for income tax for the year ended December 31, 2023, was $549,000 compared to $2.9 million for the year ended December 31, 2022, reflecting differences in pre-tax income. The effective tax rate increased over the prior year as a result of the permanent tax exclusion of BOLI noninterest income, including the BOLI death benefit, in 2022.

Average Balances, Interest and Average Yields/Cost

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2023 and 2022. Income and all average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1), (2)	$1,594,268	$84,614	5.31%	$1,448,777	$68,635	4.74%
Total investment securities	317,924	13,279	4.18	350,521	10,866	3.10
FHLB dividends	12,035	880	7.31	8,540	502	5.88
Interest-earning deposits in banks	40,832	2,126	5.21	34,807	375	1.08
Total interest-earning assets (3)	1,965,059	100,899	5.13	1,842,645	80,378	4.36
Noninterest-earning assets	144,141			132,588
Total average assets	$2,109,200			$1,975,233

Interest-bearing liabilities:
Interest-bearing demand deposits	$178,577	$796	0.45	$193,064	$137	0.07
Money market accounts	388,287	4,217	1.09	555,038	1,698	0.31
Savings accounts	243,300	3,019	1.24	197,707	165	0.08
Certificates of deposit, retail	369,480	12,520	3.39	194,743	2,090	1.07
Certificates of deposit, brokered	165,486	6,467	3.91	87,734	1,108	1.26
Total interest-bearing deposits (4)	1,345,130	27,019	2.01	1,228,286	5,198	0.42
FHLB and other advances	249,172	10,870	4.36	163,198	3,740	2.29
Subordinated debt, net	39,395	1,578	4.01	39,312	1,577	4.01
Total interest-bearing liabilities	1,633,697	39,467	2.42	1,430,796	10,515	0.73
Noninterest-bearing deposits (4)	278,123			335,646
Other noninterest-bearing liabilities	37,967			36,666
Total average liabilities	1,949,787			1,803,108
Average equity	159,413			172,125
Total average liabilities and equity	$2,109,200			$1,975,233

Net interest income		$61,432			$69,863
Net interest rate spread			2.71			3.63
Net earning assets	$331,362			$411,849
Net interest margin (5)			3.13			3.79
Average interest-earning assets to average interest-bearing liabilities	120.3%			128.8%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $561,000 for the year ended December 31, 2023, and net deferred fees of $1.7 million, including $377,000 of deferred fee income from SBA Paycheck Protection Plan loans, for the year ended December 31, 2022.

(3) Includes interest-bearing deposits at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 1.66% and 0.33% for the years ended December 31, 2023 and 2022.

(5) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The presentation distinguishes between the changes related to outstanding balances and the changes in interest rates. For each component, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable (1)	$6,894	$9,085	$15,979
Investment securities	(1,016)	3,429	2,413
FHLB stock	206	172	378
Other (2)	65	1,686	1,751
Total interest-earning assets	$6,149	$14,372	$20,521

Interest-bearing liabilities:
Interest-bearing demand deposits	$(15)	$674	$659
Money market accounts	(514)	3,033	2,519
Savings accounts	34	2,820	2,854
Certificates of deposit, retail	1,864	8,566	10,430
Certificates of deposit, brokered	974	4,385	5,359
FHLB and other advances	1,970	5,160	7,130
Subordinated debt, net	1	—	1
Total interest-bearing liabilities	$4,314	$24,638	$28,952

Net change in interest income	$1,835	$(10,266)	$(8,431)

(1) Includes net deferred fee income.

(2) Includes interest-bearing deposits at other financial institutions.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts may reprice more quickly in response to changes in market interest rates because of their shorter maturities. Certain adjustable-rate investment securities, home equity lines of credit, and commercial real estate loans that are tied to the prime rate, the twelve-month constant maturity treasury, or the Term Secured Overnight Financing Rate ("TSOFR") will also reprice higher when market interest rates increase. Increases in interest rates should beneficially affect our earnings when variable or adjustable interest-earning assets reprice at higher interest rates faster than it takes for deposit and borrowing costs to reprice higher. Decreases in interest rates may adversely affect earnings as variable and adjustable assets will reprice lower which will reduce interest income.

Additionally, lower rates may result in increased prepayments and refinancing associated with loans and investment securities, particularly consumer and one-to-four family residential loans and MBS securities with no prepayment restrictions, which are then reinvested into lower yielding assets, further reducing interest income.

The Bank employs the services of outside firms to assist us in our asset and liability management and our analysis of market risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 to 400 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The Bank's balance sheet became more liability sensitive in 2023 due to slower loan prepayment speeds, driven by higher interest rates and deposit migration from non-maturity deposits to certificates of deposits with shorter average lives.

The following table presents the change in the present value of First Fed’s equity at December 31, 2023, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2023
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 400	$195,896	$(63,435)	(24.5)%	10.4%
+ 300	209,769	(49,562)	(19.1)	10.9
+ 200	223,942	(35,389)	(13.6)	11.4
+ 100	237,754	(21,577)	(8.3)	11.9
0	259,331	—	—	12.6
-100	269,042	9,711	3.7	12.7
-200	261,103	1,772	0.7	12.1
-300	249,539	(9,792)	(3.8)	11.3
-400	217,691	(41,640)	(16.1)	9.8

Using the same assumptions as above, the sensitivity of our projected net interest income over a one-year period for the year ended December 31, 2023, is as follows:

December 31, 2023
Basis Point Change	Projected Net Interest Income
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 400	$45,706	$(11,591)	(20.2)%
+ 300	48,610	(8,687)	(15.2)
+ 200	51,471	(5,826)	(10.2)
+ 100	54,247	(3,050)	(5.3)
0	57,297	—	—
-100	57,152	(145)	(0.3)
-200	56,001	(1,296)	(2.3)
-300	54,986	(2,311)	(4.0)
-400	54,123	(3,174)	(5.5)

Management makes assumptions about interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in our analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may take longer to adjust to changes in market rates. Additionally, certain assets have features, such as rate caps or floors, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating forgoing the table.

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of investment security principal and interest payments, deposit inflows, brokered deposits, loan repayments, maturities, sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our holdings of liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and objectives of our interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled $123.2 million and securities classified as available-for-sale had a market value of $295.6 million. We have pledged loan collateral with principal balances totaling $896.2 million to support borrowings from the FHLB of $275.0 million, with a remaining borrowing capacity of $589.5 million. We have also pledged collateral of $6.6 million and $15.2 million, respectively, to the Federal Reserve Bank of San Francisco to secure discount window and Bank Term Funding Program advances; the Company has performed periodic borrowing tests on these lines with the Federal Reserve; however, no such funds were borrowed as of December 31, 2023. First Northwest maintains a $20.0 million line of credit with NexBank, with an available borrowing capacity of $13.5 million at year end, which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments.

At December 31, 2023, we had $220,000 in loan commitments outstanding and an additional $148.2 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit. The Company also had unfunded partnership commitments totaling $3.7 million.

Customer CDs due within one year as of December 31, 2023, totaled $349.4 million, or 53.7% of total CDs. Brokered CDs due within one year as of December 31, 2023, totaled $146.2 million, or 22.5% of total CDs. Management believes a significant portion of our customer CDs will be renewed or rolled into new certificates of deposit given the current rate environment. If these maturing deposits are not renewed or rolled into other deposit products, we will seek other sources of funds, which may include borrowings and brokered deposits. We also attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits. Depending on market conditions, we may pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. However, rates on these sources of funds may also be less than what the market demands for customer deposits. We believe relationships developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient short- and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Fed has a diversified deposit base with approximately 60% of deposit account balances held by consumers, 28% held by business and public fund depositors, and 12% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $27,000 at December 31, 2023. We estimate that 20-25% of our retail customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing liquidity.

The Company is a separate legal entity from the Bank and relies on dividends from its subsidiary, First Fed Bank, the NexBank line of credit and future investment redemptions for liquidity to pay its operating expenses and other financial obligations. At December 31, 2023, the Company (on an unconsolidated basis) had liquid assets of $500,000.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2023, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2023:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
					(In thousands)
Commitments to originate loans:
Fixed-rate loans	$220	$—	$—	$—	$220
Unfunded commitments under lines of credit	17,624	9,232	2,198	63,488	92,542
Unfunded commitments under existing construction loans	23,842	10,761	1,442	19,394	55,439
Unfunded commitments under existing maritime loans	—	—	—	1,650	1,650
Standby letters of credit	—	—	—	200	200
Unfunded commitments under partnership agreements	3,659	—	—	—	3,659
Total	$45,345	$19,993	$3,640	$84,732	$153,710

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Fed must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 until fully implemented in the amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2023, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Fed is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2023, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2023.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$214,049	9.9%	$86,508	4.0%	$108,135	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	214,049	13.1	73,407	4.5	106,032	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	214,049	13.1	97,876	6.0	130,501	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	230,163	14.1	130,501	8.0	163,127	10.0

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

First Northwest Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The new credit loss standard is also communicated a a critical audit matter below.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company's consolidated allowance for credit losses on loans (ACLL) balance was $17.5 million at December 31, 2023. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

We identified management’s application of historical losses including reasonable and supportable forecasts of future economic conditions in the discounted cash flow model, and management’s estimation of qualitative risk factors, which are both components of the ACLL calculation, as a critical audit matter. Baseline loss rates are calculated using peer institution data related to historical losses. Historical losses are adjusted for management’s consideration of the forecasted direction of the economic and business environment. The Company also considers other qualitative risk factors to adjust the estimated ACLL.

The primary procedures we performed to address this critical audit matter included:

●

Tested the completeness and accuracy of the data used in the calculation, application of historical loss rates and forecasted economic conditions, and application of qualitative risk factors, and assessed the appropriateness for the peer groups used in historical loss rates, all of which are determined by management and used in the calculation.

●

Obtained management's analysis and supporting documentation related to the forecasted economic conditions and qualitative risk factors and tested whether the forecasted economic conditions and qualitative risk factors used in the calculation of the ACLL were supported by the analysis provided by management.

●	Performed an independent sensitivity analysis to evaluate the reasonableness of the qualitative risk factors used by management.

●	Analytically reviewed the ACLL for directional consistency with historical asset quality trends and the overall characteristics of the loan portfolio.

/s/ Moss Adams LLP

Everett, Washington

March 15, 2024

We have served as the Company's auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$19,845	$17,104
Interest-bearing deposits in banks	103,324	28,492
Investment securities available for sale, at fair value	295,623	326,569
Loans held for sale	753	597
Loans receivable (net of allowance for credit losses on loans of $17,510 and $16,116)	1,642,518	1,531,435
Federal Home Loan Bank (FHLB) stock, at cost	13,664	11,681
Accrued interest receivable	7,894	6,743
Premises and equipment, net	18,049	18,089
Servicing rights on sold loans, at fair value	3,793	3,887
Bank-owned life insurance, net	40,578	39,665
Equity and partnership investments	14,794	14,289
Goodwill and other intangible assets	1,086	1,089
Deferred tax asset, net	13,001	14,091
Prepaid expenses and other assets	26,875	28,339
Total assets	$2,201,797	$2,042,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,676,892	$1,564,255
Borrowings	320,936	285,358
Accrued interest payable	3,396	455
Accrued expenses and other liabilities	35,973	32,344
Advances from borrowers for taxes and insurance	1,260	1,376
Total liabilities	2,038,457	1,883,788
Commitments and Contingencies (Note 14)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,611,876 at December 31, 2023; issued and outstanding 9,703,581 at December 31, 2022	96	97
Additional paid-in capital	95,784	95,508
Retained earnings	107,349	114,424
Accumulated other comprehensive loss, net of tax	(32,636)	(40,543)
Unearned employee stock ownership plan (ESOP) shares	(7,253)	(7,913)
Total parent's shareholders' equity	163,340	161,573
Noncontrolling interest in Quin Ventures, Inc.	—	(3,291)
Total shareholders' equity	163,340	158,282
Total liabilities and shareholders' equity	$2,201,797	$2,042,070

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Year Ended December 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans receivable	$84,614	$68,635
Interest on investment securities	13,279	10,866
Interest-bearing deposits and other	2,126	375
FHLB dividends	880	502
Total interest income	100,899	80,378
INTEREST EXPENSE
Deposits	27,019	5,198
Borrowings	12,448	5,317
Total interest expense	39,467	10,515
Net interest income	61,432	69,863
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	2,357	1,535
Recapture of provision for credit losses on unfunded commitments	(1,034)	—
Provision for credit losses	1,323	1,535
Net interest income after provision for credit losses	60,109	68,328
NONINTEREST INCOME
Loan and deposit fees	4,341	4,729
Sold loan servicing fees and servicing rights mark-to-market	676	867
Net gain on sale of loans	438	824
Net (loss) gain on sale of investment securities	(5,397)	118
Increase in cash surrender value of bank-owned life insurance, net	928	916
Income from death benefit on bank-owned life insurance, net	—	1,489
Other income	3,034	1,384
Total noninterest income	4,020	10,327
NONINTEREST EXPENSE
Compensation and benefits	31,209	35,940
Data processing	8,170	7,539
Occupancy and equipment	4,858	5,398
Supplies, postage, and telephone	1,433	1,376
Regulatory assessments and state taxes	1,635	1,539
Advertising	2,706	3,288
Professional fees	3,738	2,645
FDIC insurance premium	1,357	888
Other expense	6,348	3,699
Total noninterest expense	61,454	62,312
Income before provision for income taxes	2,675	16,343
Provision for income taxes	549	2,847
Net income	2,126	13,496
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	160	2,149
Net income attributable to parent	$2,286	$15,645

Basic and diluted earnings per common share	$0.26	$1.71

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2023	2022

Net income	$2,126	$13,496

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale arising during the period	4,890	(51,204)
Income tax (provision) benefit related to unrealized holding gains (losses)	(824)	10,753
Net actuarial gains (losses) on defined benefit ("DB") plan assets	397	(509)
Income tax benefit (provision) related to net actuarial gains (losses) on DB plan assets	(85)	106
Amortization of unrecognized DB plan prior service cost	150	147
Income tax benefit (provision) related to amortization of DB plan prior service cost	(32)	(31)
Unrealized holding losses on derivatives	(1,054)	—
Income tax benefit related to unrealized holding losses on derivatives	226	—
Reclassification adjustment for net losses (gains) on sales of securities realized in income	5,397	(118)
Income tax benefit (provision) related to reclassification adjustment on sales of securities	(1,158)	25
Other comprehensive income (loss), net of tax	7,907	(40,831)
Comprehensive income (loss)	10,033	(27,335)
Comprehensive (loss) income attributable to noncontrolling interest	(160)	(2,149)
Comprehensive income (loss) attributable to parent	$10,193	$(25,186)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2021	9,972,698	$100	$96,131	$103,014	$(8,572)	$288	$(481)	$190,480
Net income				15,645			(2,149)	13,496
Common stock issued	115,777	1	1,868	—				1,869
Common stock repurchased	(386,062)	(4)	(3,993)	(1,873)				(5,870)
Restricted stock award grants net of forfeitures	22,470	—	—					—
Restricted stock awards canceled	(21,302)	—	(392)	—				(392)
Other comprehensive loss, net of tax						(40,831)		(40,831)
Reclassification resulting from change in accounting method, net of tax				425				425
Quin Ventures asset sale in-substance distribution	—	—	—	—			(661)	(661)
Share-based compensation			1,601					1,601
ESOP shares committed to be released			293		659			952
Cash dividends declared and paid ($0.28 per share)				(2,787)				(2,787)

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282

Net income				2,286			(160)	2,126
Common stock repurchased	(87,895)	(1)	(889)	(259)				(1,149)
Restricted stock award grants net of forfeitures	16,856	—	—					—
Restricted stock awards canceled	(20,666)	—	(280)					(280)
Other comprehensive income, net of tax						7,907		7,907
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation			1,413					1,413
ESOP shares committed to be released			32		660			692
Cash dividends declared and paid ($0.28 per share)				(2,700)				(2,700)
Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income before noncontrolling interest	$2,126	$13,496
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,612	1,960
Amortization of core deposit intangible	3	94
Amortization and accretion of premiums and discounts on investments, net	1,387	1,666
(Accretion) amortization of deferred loan fees and purchased premiums, net	(653)	981
Amortization of debt issuance costs	78	78
Change in fair value of sold loan servicing rights	243	(13)
Additions to servicing rights on sold loans, net	(149)	(54)
Provision for credit losses on loans	2,357	1,535
Recapture of provision for credit losses on unfunded commitments	(1,034)	—
Deferred federal income taxes, net	134	(1,529)
Allocation of ESOP shares	692	673
Share-based compensation expense	1,413	1,601
Gain on sale of loans, net	(438)	(824)
Loss (gain) on sale of securities available for sale, net	5,397	(118)
Increase in cash surrender value of life insurance, net	(928)	(916)
Income from death benefit on bank-owned life insurance, net	—	(1,489)
Origination of loans held for sale	(25,612)	(25,926)
Proceeds from loans held for sale	25,894	26,913
Change in assets and liabilities:
Increase in accrued interest receivable	(1,151)	(1,454)
Decrease (increase) in prepaid expenses and other assets	1,293	(3,938)
Increase in accrued interest payable	2,941	62
Increase in accrued expenses and other liabilities	2,270	3,104
Net cash provided by operating activities	17,875	15,902

Cash flows from investing activities:
Purchase of securities available for sale	(20,330)	(78,409)
Proceeds from maturities, calls, and principal repayments of securities available for sale	14,161	30,497
Proceeds from sales of securities available for sale	40,619	12,685
Purchase of FHLB stock	(1,983)	(6,485)
Early surrender of bank-owned life insurance policy	15	—
Net increase in loans receivable	(114,997)	(183,691)
Purchase of premises and equipment, net	(1,571)	(2,914)
Capital contributions to equity investments	(608)	(7,364)
Capital disbursements from equity and partnership agreements	759	—
Capital contributions to low-income housing tax credit partnerships	(259)	(137)
Capital contributions to historic tax credit partnerships	—	(1,829)
Net cash used by investing activities	(84,194)	(237,647)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2023	2022

Cash flows from financing activities:
Net increase (decrease) in deposits	$112,637	$(16,325)
Proceeds from long-term FHLB advances	15,000	—
Repayment of long-term FHLB advances	(15,000)	—
Net increase in short-term FHLB advances	41,000	154,000
Net (decrease) increase in line of credit	(5,500)	12,000
Net (decrease) increase in advances from borrowers for taxes and insurance	(116)	268
Payment of dividends	(2,700)	(2,787)
Restricted stock awards canceled	(280)	(392)
Repurchase of common stock	(1,149)	(5,439)
Net cash provided by financing activities	143,892	141,325
Net increase (decrease) in cash and cash equivalents	77,573	(80,420)
Cash and cash equivalents at beginning of period	45,596	126,016
Cash and cash equivalents at end of period	$123,169	$45,596

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$36,526	$10,453
Cash paid for income taxes	2,125	4,446

Supplemental disclosures of noncash investing activities:
Change in unrealized loss on securities available for sale	$10,287	$(51,322)
Change in unrealized loss on fair value hedge	(1,054)	—
Cumulative adjustment to servicing right asset due to election of fair value option	—	538
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	(3,735)	—
Lease liabilities arising from obtaining right-of-use assets	152	—
Transfer of bank-owned life insurance proceeds to prepaid expenses and other assets due to death benefit accrued but not paid at year end	—	2,057
(Loss on) equity investment in Quil received through Quin Ventures asset sale	(225)	225
Investment in Meriwether Group, LLC acquired through issuance of shares	—	1,869

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2023, First Northwest had allocated 439,174 shares from the total shares purchased to participants.

In April 2021, First Northwest entered into an Amended and Restated Joint Venture Agreement (the "Joint Venture Agreement") with the Bank, Peace of Mind, Inc. ("POM"), and Quin Ventures, Inc. ("Quin" or "Quin Ventures"). First Northwest extended $8.0 million to Quin Ventures under a capital financing agreement and related promissory note and issued 29,719 shares of the Company's common stock to POM with a value of $500,000. Quin Ventures sold substantially all of its assets in December 2022 to Quil Ventures, Inc. ("Quil"), at which time POM returned the 29,719 shares previously issued and the joint venture agreement was terminated. As part of the sale transaction, the Company received a 5% ownership stake in Quil valued at $225,000 and recorded a $1.5 million commitment receivable. In June 2023, First Northwest determined that Quin Ventures was no longer a going concern. The Company wrote off the remaining investment in Quin Ventures through retained earnings in accordance with applicable non-controlling interest accounting methods. The noncontrolling interest in Quin Ventures balance was moved to retained earnings, with no change to total shareholders' equity as a result of the transaction. In December 2023, the Company determined that Quil was no longer a going concern, making the collectability of the receivable from and investment in Quil unlikely. As result, the related investment of $225,000 and commitment receivable of $1.5 million were written off during the fourth quarter of 2023, impacting other noninterest income and other noninterest expense, respectively.

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

First Northwest's business activities generally are limited to passive investment activities and oversight of its investments in First Fed and former controlling interest in Quin Ventures. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank for balance sheet related disclosures and the Bank and Quin Ventures for income statement related disclosures.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses primarily in western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities, revenues and expenses, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for credit losses, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of collateral dependent loans.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest Bancorp and its wholly owned subsidiary, First Fed, and its former controlling interest in Quin Ventures, Inc. All material intercompany accounts and transactions have been eliminated in consolidation. Through June 2023, First Northwest and POM shared equal ownership in Quin Ventures; however, it was previously determined that First Northwest had a controlling interest for financial reporting purposes under Accounting Standards Codification 810. As a result, 100% of Quin Ventures balances, excluding intercompany activity, are reported in the consolidated financial statements presented. The Quin Ventures net loss allocable to POM is shown on the financial statements thorough a noncontrolling interest adjustment where applicable.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The deposit requirement was zero at both  December 31, 2023 and 2022. First Fed was in compliance with its reserve requirements at December 31, 2023 and 2022.

Investment securities - Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Fed had no trading securities at December 31, 2023 and 2022. Investment securities are categorized as held-to-maturity when First Fed has the positive intent and ability to hold those securities to maturity. First Fed had no held-to-maturity securities at December 31, 2023 and 2022.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the need for an allowance for credit losses on investment securities ("ACLI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACLI is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACLI is recognized in other comprehensive income (loss). Changes in the ACLI are recorded as provision, or recapture of provision, for credit losses expense. Losses are charged against the allowance when management believes the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on investment securities available for sale is excluded from the estimate of credit losses as interest accrued, but not received, is reversed timely in accordance with the policy for investment securities above.

Federal Home Loan Bank stock - First Fed’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Fed is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2023 and 2022, First Fed’s minimum investment requirement was approximately $13.7 million and $11.7 million, respectively. First Fed was in compliance with the FHLB minimum investment requirement at December 31, 2023 and 2022. First Fed  may request redemption at par value of any stock in excess of the amount First Fed is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Fed did not recognize a loss on its FHLB stock at December 31, 2023 and 2022.

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

Loans receivable - Loans are stated at the amount of unpaid principal, net of charge-offs, unearned income, allowance for credit losses on loans (ACLL) and any deferred fees or costs. Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned. The estimated life is adjusted for prepayments.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Problem loans are monitored and a portion or all of the balance is charged off when collectability is sufficiently questionable that the Bank can no longer justify showing the loan as an asset on the balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flow, the value of the Bank’s collateral, and the strength of co-makers or guarantors. When these sources do not add up to a reasonable probability that the loan can be collected, charge off is processed.

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

Allowance for credit losses (applicable to 2023) - On January 1, 2023, the Company adopted Financial Accounting Standards Board ("FASB") ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The allowance for credit losses on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Income. Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable above.

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

For each loan segment collectively measured, the baseline loss rates are calculated using peer institution data from FFIEC Call Report filings. The Bank evaluates the historical period on a quarterly basis. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan to determine the baseline loss estimate for each loan. Estimated cashflows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cashflows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as the Small Business Administration ("SBA") or the United States Department of Agriculture ("USDA"), or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification agreement will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank uses the Federal Open Market Committee ("FOMC") forecast via an application programming interface with our CECL software. FOMC provides various forecast scenarios used to determine the loan portfolio’s expected credit loss. Based on known/knowable information at the measurement date, management has determined that the FOMC scenarios and the underlying assumptions most closely align with current and expected conditions. The Bank has elected to forecast the first four quarters of the credit loss estimate and revert on a straight-line basis as permitted in ASC 326-20-30-9. The Bank also considers other qualitative risk factors to adjust the estimated ACLL calculated by the above-mentioned model. While there are many factors available to incorporate into the quantitative model, the Bank has selected to use the most critical factors. Additional metrics will be included only if internal or external factors outside those considered in its historical losses or macroeconomic forecast indicate otherwise. The Bank has established metrics to estimate the qualitative risk factor by segment based on the identified risk.

In general, management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses on loans evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACLL. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACLL at  December 31, 2023, is appropriate given the above considerations.

Allowance for loan losses (applicable to 2022 and prior years) - Prior to the implementation of CECL, First Fed maintained a general allowance for loan losses based on evaluating known and inherent risks in the loan portfolio, including management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors included changes in the size and composition of the loan portfolio, actual loan loss experience, and current and anticipated economic conditions. When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. Qualitative factors such as economic, market, industry, and political changes were also considered for calculation of the allowance. The appropriateness of the allowance for loan losses was estimated based upon these factors and trends identified by management at the time the consolidated financial statements were prepared.

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

Allowance for credit losses on unfunded commitments (applicable to 2023) - The Bank estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Bank is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Bank has determined that no allowance is necessary for its home equity line of credit portfolio as it has the ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (reversal of provision) for credit losses on the Consolidated Statements of Income.

Reserve for unfunded commitments (applicable to 2022 and prior years) - Management maintains a reserve for unfunded commitments to absorb probable losses associated with off-balance sheet commitments to lend funds such as unused lines of credit and the undisbursed portion of construction loans. Management determines the adequacy of the reserve based on reviews of individual exposures, current economic conditions, and other relevant factors. The reserve is based on estimates and ultimate losses may vary from the current estimates. The reserve is evaluated on a regular basis and necessary adjustments are reported in earnings during the period in which they become known. The reserve for unfunded commitments is included in "Accrued expenses and other liabilities" on the consolidated balance sheets.

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

Loan servicing rights - Loan servicing rights are recorded at fair value when loans are originated and subsequently sold with the servicing rights retained. Management assesses the fair value of loan servicing rights based on recalculations of the present value of remaining future cash flows using updated market discount rates and prepayment speeds. Subsequent loan prepayments and changes in prepayment assumptions in excess of those forecasted can adversely impact the carrying value of the servicing rights. The servicing rights are stratified based on the predominant risk characteristics of the underlying loans: fixed-rate loans and adjustable-rate loans. The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic for loan servicing rights. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sold loan servicing income represents fees earned for servicing loans. Fees for servicing sold loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned unless collection is doubtful. The caption in the consolidated statement of income "Sold loan servicing fees and servicing rights mark-to-market" includes sold loan servicing income and changes in fair value.

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

Equity and partnership investments - Equity investments include amounts invested in non-publicly traded stock and simple agreements for future equity ("SAFE"). Partnership investments include limited partnerships in investment funds and other business ventures. Investments in non-publicly traded stock and SAFE are measured at cost, less impairment, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. The recorded balance of these equity investments was $1.6 million and $1.7 million at  December 31, 2023 and 2022, respectively. Partnership investments that do not result in consolidation of the investee are accounted for under the equity method of accounting; the recorded balance of these partnership investments was $13.2 million and $12.6 million at  December 31, 2023 and 2022, respectively. Throughout the year we assess whether impairment indicators exist to trigger the performance of an impairment analysis. Changes in the fair value of partnership investments are recorded in other noninterest income. The SAFE investment converted to non-publicly traded stock in 2023.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historic Tax Credit Investment - The Company holds an interest in an Historic Tax Credit investment ("HTC") partnership, also referred to as the Rehabilitation Credit, which met the National Park Service's requirements to qualify for a tax incentive on the rehabilitation of a certified historic structure. As a limited liability investor in this partnership, the Company receives a tax benefit in the form of a tax deduction from partnership operating losses and a federal income tax credit. The federal income tax credit is earned over a 5-year period upon the qualified rehabilitated building being placed in service and having met all the requirements.

The Company uses the deferral method to amortize the initial cost of the investment over the life of the related tax credit and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Income as a component of income tax expense. The Company reports the carrying value of the equity investment in the unconsolidated HTC in "Prepaid expenses and other assets" on the Company’s Consolidated Balance Sheets. The maximum exposure to loss in the HTC is the amount of equity invested by the Company. The Company has evaluated the variable interests held by the Company in the HTC investment and determined that the Company does not have controlling financial interests in such investment and is not the primary beneficiary.

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

Periodically, First Fed sells mortgage loans with "life of the loan" recourse provisions, requiring First Fed to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2023 and 2022, was approximately $1.8 million and $1.9 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2023 or 2022. There is an associated allowance of $9,000 at  December 31, 2022, included in "accrued expenses and other liabilities" on the consolidated balance sheets related to these loans. No allowance is recorded for these loans under CECL at December 31, 2023.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of noninterest income evaluated under Revenue Recognition (Topic 606) - The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09. The following is a discussion of key revenues within the scope of the new revenue guidance.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently adopted accounting pronouncements

Summary of Credit Losses Adoption

On January 1, 2023, the Company adopted Financial Accounting Standards Board ("FASB") ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable and held-to-maturity securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the CECL adoption made changes to the accounting for investment securities available for sale.

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

Changes in the ACLI are recorded as provision, or recapture of provision, for credit losses expense. Losses are charged against the allowance when management believes the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Allowance for Credit Losses on Loans

The ACL on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Income. This accounting policy is discussed in detail previously in Note 1 with additional detail provided in Note 4 of the Notes to Consolidated Financial Statements.

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

The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (recapture of provision) for credit losses on the Consolidated Statements of Income.

Provision for Credit Losses

The provision for credit losses as presented in the Company's Consolidated Statements of Income includes the provision for credit losses on loans and the provision for credit losses on unfunded commitments.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank recorded a pretax increase to the ACLL of $2.2 million to increase the reserve to the estimated credit losses at January 1, 2023 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. Upon adoption, the adjusted beginning balance of the ACLL as a percentage of loans receivable was 1.18% as compared to 1.04% at December 31, 2022 under the prior incurred loss methodology. At December 31, 2023, the ACLL as a percentage of loans receivable was 1.05%.

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

Overall CECL Impact Upon Adoption - The adoption of ASU 2016-13, included an increase to the ACLL of $2.2 million and an increase to the ACLUC of $1.5 million, which resulted in a pretax cumulative-effect adjustment of $3.7 million. The impact of this adjustment to beginning retained earnings on January 1, 2023 was $3.0 million, net of tax.

Other Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancing and restructuring activity by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write offs by year of origination for financing receivables and net investments in leases. This ASU is effective upon adoption of ASU 2016-13. On January 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company recorded gross charge-offs of $3.3 million during the year ended December 31, 2023, and recoveries for the same period were $150,000. See table in Note 3 for additional information.

On March 28, 2022, the FASB issued Accounting Standards Update (ASU) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. The purpose of this updated guidance is to further align risk management objectives with hedge accounting results on the application of the last-of-layer method, which was first introduced in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2022-01 is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption in the interim period, permitted. For entities who have already adopted ASU 2017-12, immediate adoption is allowed. ASU 2022-01 requires a modified retrospective transition method for basis adjustments in which the entity will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted this ASU on January 1, 2023 on a prospective basis; therefore, there was no impact to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, which reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. On December 31, 2022, the FASB issued ASU 2022-06, which deferred the sunset date for Topic 848 to December 31, 2024. The Company implemented a transition plan to identify and modify its loans and other financial instruments that were either directly or indirectly influenced by LIBOR. There was no material impact as a result of implementing these ASUs, transitioning away from LIBOR for its loan and other financial instruments effective July 1, 2023.

Recently issued accounting pronouncements not yet adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe this ASU will have a material impact on its consolidated financial statements and related disclosures.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances disclosures about significant segment expenses. The key amendments: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. As the Company has one reportable segment, the requirements of this standard for such entities will apply beginning with the Company's annual report for the year ending December 31, 2024. The Company does not expect adoption of this ASU to have a material effect on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The ASU also requires that all entities disclose income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2023, are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$102,998	$—	$(15,237)	$87,761
U.S. government agency issued asset-backed securities (ABS agency)	11,847	—	(65)	11,782
Corporate issued asset-backed securities (ABS corporate)	5,370	—	(84)	5,286
Corporate issued debt securities (Corporate debt)	56,515	—	(5,061)	51,454
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	75,665	—	(12,418)	63,247
Non-agency issued mortgage-backed securities (MBS non-agency)	81,555	—	(5,462)	76,093
Total securities available for sale	$333,950	$—	$(38,327)	$295,623

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2022, are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$119,990	$—	$(21,940)	$98,050
U.S. Treasury notes	2,469	—	(105)	2,364
International agency issued bonds (Agency bonds)	1,955	—	(253)	1,702
Corporate debt	60,700	—	(5,201)	55,499
Mortgage-Backed Securities
MBS agency	88,930	1	(13,283)	75,648
MBS non-agency	101,139	—	(7,833)	93,306
Total securities available for sale	$375,183	$1	$(48,615)	$326,569

There were no securities classified as held-to-maturity at  December 31, 2023 and 2022.

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million and $2.0 million as of December 31, 2023 and 2022, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,237)	$87,461	$(15,237)	$87,461
ABS agency	(65)	11,782	—	—	(65)	11,782
ABS corporate	(84)	3,771	—	—	(84)	3,771
Corporate debt	—	—	(5,061)	51,454	(5,061)	51,454
Mortgage-Backed Securities
MBS agency	(27)	3,941	(12,391)	59,305	(12,418)	63,246
MBS non-agency	—	—	(5,462)	76,086	(5,462)	76,086
Total	$(176)	$19,494	$(38,151)	$274,306	$(38,327)	$293,800

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

There were 6 available-for-sale securities with unrealized losses of less than one year, and 156 available-for-sale securities with an unrealized loss of more than one year at December 31, 2023. There were 113 available-for-sale securities with unrealized losses of less than one year, and 69 available-for-sale securities with an unrealized loss of more than one year at December 31, 2022. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit loss was recorded at  December 31, 2023 or December 31, 2022.

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

	December 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$25,279	$25,017	$13,762	$13,490
Due after one through five years	16,622	16,029	28,890	27,808
Due after five through ten years	8,874	8,197	13,436	12,165
Due after ten years	106,445	90,097	133,981	115,491
Total mortgage-backed securities	157,220	139,340	190,069	168,954
All other investment securities:
Due within one year	300	300	—	—
Due after one through five years	18,187	17,384	20,700	18,957
Due after five through ten years	57,328	50,768	64,211	57,523
Due after ten years	100,915	87,831	100,203	81,135
Total all other investment securities	176,730	156,283	185,114	157,615
Total investment securities	$333,950	$295,623	$375,183	$326,569

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Proceeds	$40,619	$12,685
Gross gains	—	128
Gross losses	(5,397)	(10)

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

Loan amounts are net of unearned loan fees in excess of unamortized costs and premiums of $14.8 million and $13.2 million as of December 31, 2023 and 2022, respectively. Net loans do not include accrued interest receivable. Accrued interest receivable on loans was $6.0 million and $4.7 million as of December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

The amortized cost of loans receivable, net of ACLL, consisted of the following at the dates indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Real Estate:
One-to-four family	$378,432	$343,559
Multi-family	333,094	252,745
Commercial real estate	387,983	388,884
Construction and land	129,691	193,646
Total real estate loans	1,229,200	1,178,834
Consumer:
Home equity	69,403	52,877
Auto and other consumer	249,130	238,913
Total consumer loans	318,533	291,790
Commercial business loans	112,295	76,927
Total loans receivable	1,660,028	1,547,551
Less:
Allowance for credit losses on loans (1)	17,510	16,116
Total loans receivable, net	$1,642,518	$1,531,435

(1) Allowance for credit losses on loans in 2023 reported using the CECL method and in 2022 reported using the incurred loss method.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Adjustable-rate loans
Due within one year	$353,493	$329,190
After one but within five years	314,634	276,676
After five but within ten years	51,528	51,317
After ten years	—	888
Total adjustable-rate loans	719,655	658,071
Fixed-rate loans
Due within one year	$49,582	$3,479
After one but within five years	167,137	189,768
After five but within ten years	205,188	220,224
After ten years	518,466	476,009
Total fixed-rate loans	940,373	889,480
Total loans receivable	$1,660,028	$1,547,551

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Fed pays on the short-term deposits that have been primarily used to fund such loans.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	December 31, 2023			December 31, 2022
	Collateral Dependent Loans	Non-collateral Dependent Loans	Total Nonaccrual Loans	Total Nonaccrual Loans (1)
			(In thousands)
One-to-four family	$1,426	$418	$1,844	$954
Commercial real estate	—	28	28	53
Construction and land	14,981	5	14,986	15
Home equity	30	93	123	196
Auto and other consumer	180	606	786	575
Commercial business loans	877	—	877	—
Total nonaccrual loans	$17,494	$1,150	$18,644	$1,793

(1) Presentation of December 31, 2022, balances is in accordance with pre-CECL disclosure requirements.

Interest income recognized on a cash basis on nonaccrual loans for the year ended was $58,000.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the credit risk profile based on payment activity by class of loans as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	Nonperforming	Performing	Total
	(In thousands)
Real Estate:
One-to-four family	$954	$342,605	$343,559
Multi-family	—	252,745	252,745
Commercial real estate	53	388,831	388,884
Construction and land	15	193,631	193,646
Consumer:
Home equity	196	52,681	52,877
Auto and other consumer	575	238,338	238,913
Commercial business loans	—	76,927	76,927
Total loans receivable	$1,793	$1,545,758	$1,547,551

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2023 and 2022.

The following table presents the amortized cost of past due loans by segment and class as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans receivable
	(In thousands)
Real Estate:
One-to-four family	$802	$—	$1,010	$1,812	$376,620	$378,432
Multi-family	—	—	—	—	333,094	333,094
Commercial real estate	—	8,526	—	8,526	379,457	387,983
Construction and land	14	—	—	14	129,677	129,691
Total real estate loans	816	8,526	1,010	10,352	1,218,848	1,229,200
Consumer:
Home equity	59	—	—	59	69,344	69,403
Auto and other consumer	1,854	601	791	3,246	245,884	249,130
Total consumer loans	1,913	601	791	3,305	315,228	318,533
Commercial business loans	1,117	757	—	1,874	110,421	112,295
Total loans receivable	$3,846	$9,884	$1,801	$15,531	$1,644,497	$1,660,028

The following table presents the amortized cost of past due loans by segment and class as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans receivable
	(In thousands)
Real Estate:
One-to-four family	$1,449	$155	$652	$2,256	$341,303	$343,559
Multi-family	—	—	—	—	252,745	252,745
Commercial real estate	—	—	—	—	388,884	388,884
Construction and land	—	18	—	18	193,628	193,646
Total real estate loans	1,449	173	652	2,274	1,176,560	1,178,834
Consumer:
Home equity	153	—	11	164	52,713	52,877
Auto and other consumer	1,390	698	557	2,645	236,268	238,913
Total consumer loans	1,543	698	568	2,809	288,981	291,790
Commercial business loans	—	—	—	—	76,927	76,927
Total loans receivable	$2,992	$871	$1,220	$5,083	$1,542,468	$1,547,551

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit quality indicator. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful, or loss; risk ratings 6, 7, and 8 in our 8-point risk rating system, respectively. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that First Fed will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a credit loss reserve is not warranted.

When First Fed classifies problem assets as either substandard or doubtful, it may choose to individually evaluate the expected credit loss or may determine that the characteristics are not significantly different from those in pooled loan analysis. The Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. When an insured institution classifies problem assets as a loss, it is required to charge off such assets in the period in which they are deemed uncollectible. Assets that do not currently expose First Fed to sufficient risk to warrant classification as substandard or doubtful but possess identified weaknesses are designated as either watch or special mention assets; risk ratings 4 and 5 in our risk rating system, respectively. Loans not otherwise classified are considered pass graded loans and are rated 1-3 in our risk rating system.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2023, as well as gross charge-off activity for the year ended December 31, 2023. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$2,282	$102,389	$118,028	$69,229	$13,882	$65,701	$—	$371,511
Watch (Grade 4)	—	275	1,338	1,569	—	1,295	—	4,477
Special Mention (Grade 5)	—	—	—	300	—	80	—	380
Substandard (Grade 6)	—	—	—	327	482	1,255	—	2,064
Total one-to-four family	2,282	102,664	119,366	71,425	14,364	68,331	—	378,432
Gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	52,208	105,902	88,293	57,588	6,922	5,356	—	316,269
Watch (Grade 4)	—	—	15,126	708	—	991	—	16,825
Total multi-family	52,208	105,902	103,419	58,296	6,922	6,347	—	333,094
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	52,823	87,712	99,058	76,664	13,096	22,425	—	351,778
Watch (Grade 4)	4,433	1,168	1,340	8,829	3,561	496	—	19,827
Special Mention (Grade 5)	—	—	6,528	—	—	2	—	6,530
Substandard (Grade 6)	—	28	8,526	1,294	—	—	—	9,848
Total commercial real estate	57,256	88,908	115,452	86,787	16,657	22,923	—	387,983
Gross charge-offs	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,772	49,508	23,988	727	344	464	—	95,803
Watch (Grade 4)	6,512	4,935	229	—	—	15	—	11,691
Special Mention (Grade 5)	7,196	—	—	—	—	14	—	7,210
Substandard (Grade 6)	14,981	—	—	—	—	6	—	14,987
Total construction and land	49,461	54,443	24,217	727	344	499	—	129,691
Gross charge-offs	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	7,179	7,169	4,638	3,063	1,331	4,283	41,105	68,768
Watch (Grade 4)	—	—	—	—	—	155	345	500
Substandard (Grade 6)	—	—	30	59	—	13	33	135
Total home equity	7,179	7,169	4,668	3,122	1,331	4,451	41,483	69,403
Gross charge-offs	—	—	—	—	—	10	—	10
Auto and Other Consumer
Pass (Grades 1-3)	49,649	69,052	64,101	29,113	14,660	18,593	385	245,553
Watch (Grade 4)	270	919	579	204	138	59	4	2,173
Special Mention (Grade 5)	90	334	33	162	—	—	—	619
Substandard (Grade 6)	84	393	—	—	30	278	—	785
Total auto and other consumer	50,093	70,698	64,713	29,479	14,828	18,930	389	249,130
Gross charge-offs	—	3,018	15	52	11	112	104	3,312
Commercial business
Pass (Grades 1-3)	23,499	19,191	11,032	2,440	455	13,635	29,976	100,228
Watch (Grade 4)	340	62	275	270	—	(1)	3,806	4,752
Substandard (Grade 6)	291	3,653	104	779	—	(1)	2,489	7,315
Total commercial business	24,130	22,906	11,411	3,489	455	13,633	36,271	112,295
Gross charge-offs	—	—	—	—	—	—	—	—
Total loans
Pass (Grades 1-3)	208,412	440,923	409,138	238,824	50,690	130,457	71,466	1,549,910
Watch (Grade 4)	11,555	7,359	18,887	11,580	3,699	3,010	4,155	60,245
Special Mention (Grade 5)	7,286	334	6,561	462	—	96	—	14,739
Substandard (Grade 6)	15,356	4,074	8,660	2,459	512	1,551	2,522	35,134
Total loans	$242,609	$452,690	$443,246	$253,325	$54,901	$135,114	$78,143	$1,660,028
Total gross charge-offs	$—	$3,018	$15	$52	$11	$122	$104	$3,322

(1) Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of the most recent renewal or extension.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2022, in accordance with pre-CECL disclosure requirements:

	Pass	Watch	Special Mention	Substandard	Total
	(In thousands)
Real Estate:
One-to-four family	$339,812	$2,234	$27	$1,486	$343,559
Multi-family	237,077	15,668	—	—	252,745
Commercial real estate	350,001	25,586	12,161	1,136	388,884
Construction and land	179,116	529	—	14,001	193,646
Total real estate loans	1,106,006	44,017	12,188	16,623	1,178,834
Consumer:
Home equity	52,295	372	14	196	52,877
Auto and other consumer	238,522	222	75	94	238,913
Total consumer loans	290,817	594	89	290	291,790
Commercial business loans	66,276	2,234	8,417	—	76,927
Total loans receivable	$1,463,099	$46,845	$20,694	$16,913	$1,547,551

Individually Evaluated Loans. The Company evaluates loans collectively for purposes of determining the ACLL in accordance with ASC 326 by aggregating loans deemed to possess similar risk characteristics and individually evaluates loans that it believes no longer possess risk characteristics similar to other loans in the portfolio. These loans are typically identified from a substandard or worse internal risk grade, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, modified loans made to borrowers experiencing financial difficulty, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral.

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded. Changes in the ACLL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans. As of December 31, 2023, $20.0 million of loans were individually evaluated with $165,000 of ACLL attributed to such loans. At December 31, 2023, one individually evaluated loan with a recorded investment of $2.5 million was evaluated using a discounted cash flow approach and the remaining loans totaling $17.5 million were evaluated based on the underlying value of the collateral. The loan evaluated using the discounted cash flow method was accruing at year end, while the collateral dependent loans were all on nonaccrual status at December 31, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of December 31, 2023:

	Collateral Type
	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a summary of information pertaining to TDR loans included in impaired loans at the date indicated, in accordance with pre-CECL disclosure requirements:

December 31, 2022
(In thousands)
Total TDR loans	$1,753
Allowance for loan losses related to TDR loans	18
Total nonaccrual TDR loans	29

There were no newly restructured and renewals or modifications of existing TDR loans that occurred during the year ended  December 31, 2022.

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

During the year ended December 31, 2023, there was one new MLTB, a commercial business loan with a recorded investment of $119,000 for which the Bank agreed to deferred principal payments. The borrower continues to make interest-only payments and the loan was current at year end based on the modified terms.

Note 4 - Allowance for Credit Losses on Loans

The Company maintains an ACLL and an ACLUC in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (recapture of provision) for credit losses on the Consolidated Statements of Income. The Company adopted ASU 2016-13 effective January 1, 2023, as discussed in Note 1. The incurred loss methodology presentation is used for periods prior to the adoption of ASU 2016-13.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Year Ended December 31, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$9	$52	$2,975
Multi-family	2,468	(1,449)	1,019	—	—	135	1,154
Commercial real estate	4,217	(604)	3,613	—	—	58	3,671
Construction and land	2,344	1,555	3,899	—	—	(2,010)	1,889
Home equity	549	346	895	(10)	15	177	1,077
Auto and other consumer	2,024	2,381	4,405	(3,312)	126	3,190	4,409
Commercial business	786	794	1,580	—	—	755	2,335
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(3,322)	$150	$2,357	$17,510

The following table details activity in the ALLL by class for the period shown under the incurred loss methodology:

	At or For the Year Ended December 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
ALLL:
Beginning balance	$3,184	$1,816	$3,996	$2,672	$407	$2,221	$470	$358	$15,124
Provision for (recapture of) loan losses	45	652	221	(330)	112	634	174	27	1,535
Charge-offs	—	—	—	—	—	(1,025)	—	—	(1,025)
Recoveries	114	—	—	2	30	194	142	—	482
Ending balance	$3,343	$2,468	$4,217	$2,344	$549	$2,024	$786	$385	$16,116

The following table details the ALLL and loan portfolio by class and impairment method for the period shown under the incurred loss methodology:

	At December 31, 2022
	One-to-four family	Multi-family	Commercial real estate	Construction and land	Home equity	Auto and other consumer	Commercial business	Unallocated	Total
	(In thousands)
Total ALLL	$3,343	$2,468	$4,217	$2,344	$549	$2,024	$786	$385	$16,116
General reserve	3,321	2,468	4,217	2,343	545	2,019	786	385	16,084
Specific reserve	22	—	—	1	4	5	—	—	32

Total loans receivable	$343,825	$253,551	$390,246	$194,646	$52,322	$222,794	$76,996	$—	$1,534,380
General reserves (1)	341,171	253,551	390,196	194,630	52,100	222,702	76,996	—	1,531,346
Specific reserves (2)	2,654	—	50	16	222	92	—	—	3,034

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

				Year Ended
	December 31, 2022			December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no allowance recorded:
One-to-four family	$666	$705	$—	$371	$99
Commercial real estate	50	149	—	60	—
Construction and land	—	14	—	437	1
Home equity	—	—	—	2	—
Auto and other consumer	—	2	—	184	2
Total	716	870	—	1,054	102

With an allowance recorded:
One-to-four family	1,988	2,129	22	2,150	136
Commercial real estate	—	—	—	5	—
Construction and land	16	19	1	20	2
Home equity	222	224	4	259	11
Auto and other consumer	92	95	5	91	3
Total	2,318	2,467	32	2,525	152

Total impaired loans:
One-to-four family	2,654	2,834	22	2,521	235
Commercial real estate	50	149	—	65	—
Construction and land	16	33	1	457	3
Home equity	222	224	4	261	11
Auto and other consumer	92	97	5	275	5
Total	$3,034	$3,337	$32	$3,579	$254

Interest income recognized on a cash basis on impaired loans for the year ended  December 31, 2022, was $141,000 under the incurred loss methodology.

Allowance for Credit Losses on Unfunded Loan Commitments. The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities on the consolidated balance sheets. The allowance for unfunded commitments was $817,000 at December 31, 2023, a decrease compared to $1.9 million at the adoption of CECL on January 1, 2023. Included in the year-to-date provision for credit loss expense was a provision recapture for unfunded commitments of $1.0 million for the year ended December 31, 2023, primarily attributable to construction loan disbursements resulting in lower unfunded commitments.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2023	December 31, 2022
	(In thousands)
Land	$2,907	$2,907
Buildings	6,697	6,697
Building improvements	17,945	16,747
Furniture, fixtures, and equipment	7,300	7,082
Software	599	598
Automobiles	66	66
Construction in progress	104	663
Total premises and equipment	35,618	34,760
Less accumulated depreciation and amortization	(17,569)	(16,671)
Premises and equipment, net of accumulated depreciation and amortization	$18,049	$18,089

Depreciation expense was $1.6 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.

Note 6 - Leases

The Bank has lease agreements with unaffiliated parties for nine locations, including five full-service branches, three business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At December 31, 2023, the Company's ROU assets included in other assets and lease liabilities included in other liabilities were $6.05 million and $6.43 million, respectively.

Total costs incurred by the Company, as a lessee, were $1.17 million and $1.19 million for the years ended December 31, 2023 and 2022, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The following table presents amounts relevant to the Company's assets leased for use in its operations for the years ended:

	December 31, 2023	December 31, 2022
	(In Thousands)
Operating cash flows from operating leases	$1,165	$1,194
Right of use assets obtained in exchange for new operating lease liabilities	152	—

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at:

	December 31, 2023	December 31, 2022

Weighted-average remaining lease term of operating leases (in years)	9.0	10.0
Weighted-average discount rate of operating leases	2.4%	2.4%

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31, 2023
Twelve-month period ending:	(In Thousands)
2024	$904
2025	944
2026	927
2027	891
2028	705
Thereafter	3,229
Total minimum payments required	$7,600
Less imputed interest	1,260
Present value of lease liabilities	$6,340

Note 7 - Servicing Rights on Sold Loans

Mortgage loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. Selected commercial loan balances have also been sold in whole or in part to various participants, including the Main Street Lending Program, with servicing retained by First Fed and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $366.1 million and $418.7 million at December 31, 2023 and 2022, respectively.

Loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$3,887	$3,282
One-time adjustment for fair value reporting election	—	538
Additions	149	54
Change in fair value	(243)	13
Balance at end of period	$3,793	$3,887

The key economic assumptions used in determining the fair value of loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2023	2022

Constant prepayment rate	7.4%	8.3%
Weighted-average life (years)	6.6	6.0
Yield to maturity discount	11.7%	13.3%

The fair values of loan servicing rights were approximately $3.8 million and $3.9 million at December 31, 2023 and 2022, respectively. See Note 15 Fair Value Measurement for additional information.

The following represents servicing and late fees earned in connection with loan servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Servicing fees	$916	$972
Late fees	9	12

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the hypothetical effect on the fair value of the Company's loan servicing rights using unfavorable shock analyses of certain key valuation assumptions as of December 31, 2023 and 2022. This analysis is presented for hypothetical purposes only. As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Servicing right fair value	$3,793	$3,887

Constant prepayment rate assumption (weighted-average)	7.4%	8.3%
Impact on fair value with a 10% adverse change in prepayment speed	$(90)	$(264)
Impact on fair value with a 20% adverse change in prepayment speed	$(175)	$(416)

Yield to maturity discount assumption (weighted-average)	11.7%	13.3%
Impact on fair value with a 10% adverse change in discount rate	$(168)	$(194)
Impact on fair value with a 20% adverse change in discount rate	$(321)	$(287)

Note 8 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Noninterest-bearing demand deposits	$252,083	—%	$315,083	—%
Interest-bearing demand deposits	169,418	0.56%	193,558	0.01%
Money market accounts	362,205	1.78%	473,009	0.58%
Savings accounts	242,148	1.62%	200,920	0.26%
Certificates of deposit, retail	443,412	4.04%	247,824	2.03%
Certificates of deposit, brokered	207,626	4.85%	133,861	2.46%
	$1,676,892	2.34%	$1,564,255	0.74%

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at December 31, 2023 and 2022, were $173.8 million and $96.6 million, respectively.

Maturities of certificates at the dates indicated are as follows:

December 31, 2023
(In thousands)
Within one year or less	$495,605
After one year through two years	79,537
After two years through three years	28,881
After three years through four years	24,198
After four years through five years	22,817
$651,038

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023 and 2022, deposits included $114.2 million and $93.3 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at December 31, 2023, to secure public deposits. The Bank had investment securities with a carrying value of $57.1 million that were pledged as collateral for these deposits at December 31, 2022. These amounts exceed the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at December 31, 2023 and 2022, were funds held by federally recognized tribes totaling $18.4 million and $10.3 million, respectively. Investment securities with a carrying value of $23.8 million and $23.6 million were pledged as collateral for these deposits at December 31, 2023 and 2022, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Demand deposits	$796	$137
Money market accounts	4,217	1,698
Savings accounts	3,019	165
Certificates of deposit, retail	12,520	2,090
Certificates of deposit, brokered	6,467	1,108
	$27,019	$5,198

Note 9 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 45% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $896.1 million and $753.6 million at  December 31, 2023 and 2022, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at December 31, 2023.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $6.6 million and $8.6 million at December 31, 2023 and 2022, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $6.9 million and $8.9 million were pledged to the FRB at  December 31, 2023 and 2022, respectively.

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

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at December 31, 2023, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. The line of credit matures on May 18, 2024, with the option for one 364-day extension.

In June 2023, First Fed established a Bank Term Funding Program ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. Available borrowing capacity was $15.2 million at December 31, 2023. No funds have been borrowed to date. Investment securities with a carrying value of $12.9 million were pledged to secure the BTFP at December 31, 2023.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB advances, line of credit, and subordinated debt outstanding by type of advance were as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Long-term advances	$80,000	$80,000
Short-term fixed-rate advances	—	10,000
Overnight variable-rate advances	195,000	144,000
Line of credit	6,500	12,000
Subordinated debt, net	39,436	39,358

The maximum and average outstanding balances and average interest rates on FHLB overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum outstanding at any month-end	$195,000	$206,000
Monthly average outstanding	149,500	90,983
Weighted-average daily interest rates
Annual	5.26%	2.83%
Period End	5.52%	4.30%
Interest expense during the period	6,674	1,845

The maximum and average outstanding balances and average interest rates on FHLB short-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum outstanding at any month-end	$95,000	$42,500
Monthly average outstanding	25,000	15,208
Weighted-average daily interest rates
Annual	5.08%	1.82%
Period End	5.27%	2.12%
Interest expense during the period	1,692	246

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum outstanding at any month-end	$85,000	$80,000
Monthly average outstanding	81,667	80,000
Weighted-average interest rates
Annual	2.00%	1.52%
Period End	2.09%	1.52%
Interest expense during the period	1,650	1,260

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2023		December 31, 2022
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$25,000	2.76%	$15,000	1.54%
After one year through two years	30,000	1.93	15,000	1.47
After two years through three years	15,000	1.55	25,000	1.42
After three years through four years	10,000	1.76	15,000	1.55
After four years through five years	—	—	10,000	1.76
	$80,000	2.09%	$80,000	1.52%

The maximum and average outstanding balances and average interest rates on the line of credit were as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum outstanding at any month-end	$11,000	$12,000
Monthly average outstanding	9,327	5,770
Weighted-average interest rates
Annual	9.15%	6.76%
Period End	9.00%	8.00%
Interest expense during the period	854	389

The maximum and average outstanding balances and average interest rates on subordinated debt were as follows:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Maximum outstanding at any month-end	$39,436	$39,358
Monthly average outstanding	39,395	39,312
Weighted-average interest rates
Annual	4.01%	4.01%
Period End	4.00%	4.01%
Interest expense during the period	1,578	1,577

Note 10 - Federal Taxes on Income

The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Current	$415	$4,376
Deferred	134	(1,529)
	$549	$2,847

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2023, on pre-tax income and the provision (benefit) shown in the accompanying consolidated statements of income for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Federal income tax computed at statutory rates	$562	$3,432
State taxes	5	—
Low-income housing tax credits	(25)	—
Tax-exempt income	(63)	(183)
Bank-owned life insurance income	(195)	(505)
FDIC penalty	151	—
Other, net	114	103
	$549	$2,847

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

As of December 31, 2023, the Company has written off its investment in Quin Ventures. The tax loss as a result of the investment being written off was of $8.4 million; this contributed to an overall net operating loss of $6.3 million for the Company. This net operating loss is not subject to expiration and is able to offset 80% of taxable income in each future year. We believe there will be sufficient income in future years to utilize the loss and, therefore, a valuation allowance is not necessary. As of December 31, 2022, Quin Ventures had a net operating loss carryforward of $5.2 million which was included in the Company's consolidated tax provision. As a result of the Quin Ventures write-off during 2023, the Company wrote off the 2022 Quin Ventures net operating loss carryforward.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2023 and 2022. Interest and penalties are recognized in income tax expense. The Company recognized no interest or penalties during the year ended  December 31, 2023, and a small amount of interest and no penalties during the year ended  December 31, 2022. The Company files consolidated income tax returns in the U.S. federal jurisdiction and is no longer subject to tax examinations for years ending before December 31, 2020.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$3,932	$3,528
Unrealized loss on securities available for sale	8,674	10,432
Accrued compensation	432	368
Nonaccrual loans	2	—
ESOP timing differences	168	160
Restricted stock awards	297	319
Deferred lease liabilities	1,379	1,507
Net operating loss carryforward	1,317	1,111
Employee retention credit benefit	1,009	1,168
Total deferred tax assets	17,210	18,593
Deferred tax liabilities
Deferred loan fees	1,027	1,126
FHLB stock dividends	—	374
Accumulated depreciation	706	864
Outside basis differences in pass-through entity investments	510	424
Defined benefit plan	576	42
Right of use assets	1,298	1,435
Other, net	92	237
Total deferred tax liabilities	4,209	4,502
Deferred tax asset, net	$13,001	$14,091

Note 11 - Benefit Plans

Single-employer Pension Plan

Effective March 23, 2021, the Company established the First Federal Defined Benefit Plan ("Bank DB Plan"), a single-employer plan. On March 23, 2021, all assets and liabilities were transferred from the prior Pentegra Defined Benefit Plan for Financial Institutions to the newly established Bank DB Plan.

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen, not allowing any new participants. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The Company uses December 31 as the measurement date for this plan.

A related prior service cost of $1.4 million and $1.6 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at December 31, 2023 and 2022, respectively. The prior service cost is expected to be amortized over 15 years.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in benefit obligations and plan assets for the periods shown:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Change in fair value of plan assets
Fair value at beginning of period	$10,813	$15,821
Actual return on plan assets	777	(3,680)
Benefits paid	(667)	(462)
Settlements and curtailments	—	(866)
Fair value at end of period	$10,923	$10,813

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$10,618	$15,328
Interest cost	492	374
Actuarial loss	(45)	(3,756)
Benefits paid	(667)	(462)
Settlements and curtailments	—	(866)
Projected benefit obligation at end of period	$10,398	$10,618

Funded status at period end	$525	$195

Amounts recognized on Consolidated Balance Sheet
Other assets	$525	$195
Accumulated other comprehensive income	(1,708)	(2,138)
Net amount recognized	$2,233	$2,333

Other changes recognized in other comprehensive income
Net (gain) loss	$(398)	$535
Amortization of prior service (cost) credit	(150)	(147)
Amount recognized due to settlement	—	(26)
Net periodic benefit cost (income)	$(548)	$362

Weighted-average assumptions used to determine projected obligation
Discount rate	4.90%	5.10%
Rate of compensation increase	N/A	N/A

The Company does not expect to make a contribution to the Bank DB Plan in 2024. It is the policy of the Company to fund no less than the minimum funding amount required by ERISA. The following table sets forth the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive income (loss) for the periods shown:

	For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Components of net periodic benefit cost (income)
Interest cost	$492	$374
Expected return on plan assets	(424)	(611)
Amortization of prior service cost	150	147
Settlements and curtailments	—	26
Net periodic benefit cost (income)	$218	$(64)

Weighted-average assumptions used to determine net cost
Discount rate	5.10%	2.65%
Expected return on plan assets	5.40%	5.30%
Rate of compensation increase	N/A	N/A

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

From initial funding in the first quarter of 2021 through December 31, 2023, the Bank DB Plan assets have been invested primarily in fixed income and large U.S. equity funds, with additional investments in international equity, real estate, and small/mid-range U.S. equity funds. The target allocations for 2024 by asset category are presented in the table below.

Asset Category
Fixed Income	80% - 100%
U.S. Equities	0% - 30%
Non-U.S. Equities	0% - 20%
Real Assets	0% - 10%

Benefit payments projected to be made from the Bank DB Plan are as follows:

December 31, 2023
(Dollars in thousands)
Estimated future benefit payments
2024	$1,980
2025	750
2026	630
2027	670
2028	640
Years 2029 - 2033	3,480
Thereafter	2,248
Projected benefit obligation	$10,398

Fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Company are provided in Note 15 - Fair Value Measurements. Plan investment assets measured at fair value by level and in total are as follows:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$857	$—	$—	$857
International Equity	216	—	—	216
Fixed Income	9,850	—	—	9,850
	$10,923	$—	$—	$10,923

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$903	$—	$—	$903
International Equity	236	—	—	236
Fixed Income	9,674	—	—	9,674
	$10,813	$—	$—	$10,813

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonqualified Deferred Compensation Plan

First Fed also sponsors a nonqualified Deferred Compensation Plan ("DCP") for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Fed. All deferrals are remitted to Principal, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2023, was $1.4 million. The Company's obligation to make payments under the DCP is a general obligation of the Company and is to be paid from the Company's general assets. As such, participants are general unsecured creditors of the Company with respect to their participation of the plan. The market value of the DCP assets is recorded in "other assets" and the related liability to participants is recorded in "other liabilities" on the Balance Sheet.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

First Fed maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Fed provides matching funds of 50% limited to the first 6% of salary contributed. First Fed's contributions were $566,000 and $634,000 during the years ended December 31, 2023 and December 31, 2022, respectively.

Employee Stock Ownership Plan

In connection with the mutual to stock conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2023, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 were made by the ESOP during the years ended December 31, 2023 and 2022.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated and unallocated ESOP shares will be recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2023 and 2022, was $418,000 and $673,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Allocated shares	439,174	386,285
Committed-to-be-released shares	26,514	26,442
Unallocated shares	582,341	635,302
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$9,283	$9,758

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

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2023, there were 289,511 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares. Following adoption of the 2020 EIP, no additional awards may be made under the 2015 EIP. At December 31, 2023, 21,620 restricted shares are outstanding under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the years ended December 31, 2023 and 2022, restricted awards of 32,449 and 59,443 shares were awarded, respectively, and no stock options were granted. Restricted shares vest ratably over periods of up to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted awards based on the fair value of the shares at the grant date amortized over the stated period.

For the years ended December 31, 2023 and 2022, total compensation expense for the 2015 and 2020 EIPs was $1.4 million and $1.6 million, respectively.

Included in the above compensation expense for the years ended December 31, 2023 and 2022, was directors' compensation of $246,000 and $239,000, respectively.

The following tables provide a summary of changes in non-vested restricted awards for the periods shown:

	For the Year Ended
	December 31, 2023
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	166,839	$17.78
Granted	32,449	13.90
Vested	(67,007)	17.25
Canceled (1)	(20,666)	17.25
Forfeited	(15,593)	17.40
Non-vested at December 31, 2023	96,022	$17.02

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of December 31, 2023, there was $823,000 of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.25 years.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest Bancorp and First Fed must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2023, the Bank's CETI capital exceeded the required capital conservation buffer.

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

At December 31, 2023, First Fed exceeded all regulatory capital requirements. As of December 31, 2023, the most recent regulatory notifications categorized First Fed as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Fed’s category.

Actual and required capital amounts and ratios are presented for First Fed in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2023
Common equity tier 1 capital	$214,049	13.12%	$73,407	4.50%	$106,032	6.50%
Tier 1 risk-based capital	214,049	13.12	97,876	6.00	130,501	8.00
Total risk-based capital	230,163	14.11	130,501	8.00	163,127	10.00
Tier 1 leverage capital	214,049	9.90	86,508	4.00	108,135	5.00

As of December 31, 2022
Common equity tier 1 capital	$215,037	13.40%	$72,230	4.50%	$104,332	6.50%
Tier 1 risk-based capital	215,037	13.40	96,306	6.00	128,408	8.00
Total risk-based capital	231,405	14.42	128,408	8.00	160,510	10.00
Tier 1 leverage capital	215,037	10.41	82,607	4.00	103,259	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Beginning balance	$64	$—
Loan advances	34	64
Reclassifications (1)	138	—
Ending balance	$236	$64

(1) Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $4.5 million and $2.2 million at December 31, 2023 and 2022, respectively.

Note 14 - Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Fed evaluates each customer’s creditworthiness on a case-by-case basis. First Fed did not incur any significant losses on its commitments for the years ended December 31, 2023, and 2022.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2023	December 31, 2022
	(In thousands)
Commitments to grant loans	$220	$25
Standby letters of credit	200	758
Unfunded commitments under lines of credit or existing loans	147,981	225,836

Low-Income Housing Tax Credit Investments - The carrying value of the unconsolidated LIHTC investment was $4.7 million and $4.9 million at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized tax benefits of $194,000 and $77,000 and proportional amortization of $165,000 and $66,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total unfunded contingent commitments related to the Company’s LIHTC investment totaled $4.4 million and $4.7 million, at December 31, 2023 and 2022, respectively. The Company expects to fund LIHTC commitments of $3.4 million during the year ending  December 31, 2024 and $748,000 during the year ending December 31, 2025, with the remaining commitments of $291,000 funded by December 31, 2037. There were no impairment losses on the Company’s LIHTC investment during the years ended  December 31, 2023 and 2022.

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Fed’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Fed’s loan portfolio, thereby exposing First Fed to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Fed’s equity, excluding accumulated other comprehensive income. At December 31, 2023 and 2022, First Fed’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $1.33 billion and $1.24 billion, or 80.0% and 79.8%, of First Fed’s total loan portfolio at December 31, 2023 and 2022, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one-to-four family residential loans, are included in the total loans secured by real estate for purposes of this calculation.

At December 31, 2023 and 2022, First Fed’s most significant investment portfolio exposure was from municipal bonds totaling $87.8 million and $98.1 million, or 28.4% and 29.0%, of the total investment portfolio. At  December 31, 2023 and 2022, First Fed's second most significant investment concentration of credit risk was with the U.S. Government, its agencies, and Government-Sponsored Enterprises ("GSEs"). First Fed’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $88.7 million and $87.3 million, or 28.7% and 25.8%, of First Fed’s total investment portfolio (including FHLB stock) at December 31, 2023 and 2022, respectively.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available for sale
Municipal bonds	$5,118	$82,643	$—	$87,761
ABS agency	—	11,782	—	11,782
ABS corporate	—	5,286	—	5,286
Corporate debt	1,883	49,571	—	51,454
MBS agency	—	63,247	—	63,247
MBS non-agency	—	48,624	27,469	76,093
Sold loan servicing rights	—	—	3,793	3,793
Partnership investments	—	—	13,183	13,183
Total assets measured at fair value	$7,001	$261,153	$44,445	$312,599
Financial Liabilities
Interest rate swap derivative	$—	$1,002	$—	$1,002

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available for sale
Municipal bonds	$4,913	$93,137	$—	$98,050
U.S. Treasury notes	2,364	—	—	2,364
Agency bonds	—	1,702	—	1,702
Corporate debt	5,326	50,173	—	55,499
MBS agency	—	75,648	—	75,648
MBS non-agency	—	63,707	29,599	93,306
Sold loan servicing rights	—	—	3,887	3,887
Partnership investments	—	—	12,563	12,563
Total assets measured at fair value	$12,603	$284,367	$46,049	$343,019

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

December 31, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (a)
Sold loan servicing rights	$3,793	Discounted cash flow	Constant prepayment rate	4.10% - 47.53% (7.39%)
			Discount rate	11.00% - 13.42% (11.74%)
MBS non-agency	$27,469	Consensus pricing	Offered quotes	98 - 100

Partnership investments	$13,183	Net asset value per share	Net asset value	n/a
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Year Ended December 31,
	2023	2022
	(In thousands)
Sold loan servicing rights:
Balance at beginning of period	$3,887	$3,820
Servicing rights that result from transfers and sale of financial assets	149	54
Changes in fair value due to changes in model inputs or assumptions (1)	(243)	13
Balance at end of period	$3,793	$3,887
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or For the Year Ended December 31,
	2023	2022
	(In thousands)
Securities available for sale:
MBS non-agency
Balance at beginning of period	$29,599	$—
Transfers Into Level 3 (1)	—	29,599
Sales	(1,912)
Unrealized Losses	(218)	—
Balance at end of period	$27,469	$29,599
(1) Transferred from Level 2 to Level 3 because of a lack of observable market data, resulting from little to no market activity for the investments.

	As of or For the Year Ended December 31,
	2023	2022
	(In thousands)
Partnership investments:
Balance at beginning of period	$12,563	$—
Transfers Into Level 3 (1)	—	12,490
Purchases, net of Distributions	620	—
Unrealized Gains	—	73
Balance at end of period	$13,183	$12,563
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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collateral dependent loan	$—	$—	$17,388	$17,388

At December 31, 2023, there were no collateral dependent loans with discounts to appraisal disposition value or other unobservable inputs.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Impaired loans	$—	$—	$3,034	$3,034

At December 31, 2022, there were no impaired loans with discounts to appraisal disposition value or other unobservable inputs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2023
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Servicing rights on sold loans, at fair value	3,793	3,793	—	—	3,793
Partnership investments	13,183	13,183	—	—	13,183
Financial liabilities
Demand deposits	$1,469,266	$1,469,266	$1,469,266	$—	$—
Time deposits	207,626	648,428	—	—	648,428
FHLB borrowings	275,000	271,284	—	—	271,284
Line of credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

	December 31, 2022
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$45,596	$45,596	$45,596	$—	$—
Investment securities available for sale	326,569	326,569	12,603	284,367	29,599
Loans held for sale	597	597	—	597	—
Loans receivable, net	1,531,435	1,461,470	—	—	1,461,470
FHLB stock	11,681	11,681	—	11,681	—
Accrued interest receivable	6,743	6,743	—	6,743	—
Servicing rights on sold loans, net	3,887	3,887	—	—	3,887
Partnership investments	12,563	12,563	—	—	12,563
Financial liabilities
Demand deposits	$1,182,570	$1,182,570	$1,182,570	$—	$—
Time deposits	381,685	372,865	—	—	372,865
FHLB Borrowings	234,000	229,103	—	—	229,103
Line of credit	12,000	12,034	—	—	12,034
Subordinated debt, net	39,358	39,358	—	—	39,358
Accrued interest payable	455	455	—	455	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2023	2022
	(In thousands, except share data)
Net income attributable to parent:
Net income available to common shareholders	$2,286	$15,645
Earnings allocated to participating securities	(11)	(141)
Earnings allocated to common shareholders	$2,275	$15,504
Basic:
Weighted average common shares outstanding	9,655,499	9,956,823
Weighted average unvested restricted stock awards	(135,108)	(219,776)
Weighted average unallocated ESOP shares	(602,107)	(655,015)
Total basic weighted average common shares outstanding	8,918,284	9,082,032
Diluted:
Basic weighted average common shares outstanding	8,918,284	9,082,032
Dilutive restricted stock awards	22,896	61,583
Total diluted weighted average common shares outstanding	8,941,180	9,143,615
Basic earnings per common share	$0.26	$1.71
Diluted earnings per common share	$0.26	$1.71

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2023 and 2022, anti-dilutive shares as calculated under the treasury stock method totaled 10,965 and 3,460, respectively.

Note 17 - Derivatives and Hedging Activities

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company had no fair value hedges at December 31, 2022.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Statement of Income where the hedged item is included:
December 31, 2023
Interest on investment securities (1)	$51,054	$1,054
Total	$51,054	$1,054

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $57.4 million, the cumulative basis adjustments associated with this hedging relationship was $1.1 million, and the amount of the designated hedged items was $50.0 million.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Year Ended December 31,
	2023	2022
	(In thousands)
Total amount recognized in interest on investment securities	$13,279	$10,866
Net gains (losses) on fair value hedging relationships included in the preceding total
Interest rate swaps - securities
Recognized on hedged items	$1,054	$—
Recognized on derivatives designated as hedging instruments	(605)	—
Net income recognized on fair value	$449	$—

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

The Company has an interest rate swap agreement with its derivative counterparty that contains a provision where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At December 31, 2023, the Company had $1.0 million derivatives in a net liability position related to this agreement. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted cash of $1.1 million to secure the interest rate swap agreement at December 31, 2023. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 18 - Change in Accumulated Other Comprehensive Income ("AOCI")

AOCI includes unrealized gain (loss) on available-for-sale securities and an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains (Losses) on Derivatives	Total
	(In thousands)

Balance at December 31, 2021	$2,140	$(197)	$(1,655)	$—	$288
Other comprehensive loss before reclassification	(40,451)	(403)	—	—	(40,854)
Amounts reclassified from accumulated other comprehensive income	(93)	—	116	—	23
Net other comprehensive (loss) income	(40,544)	(403)	116	—	(40,831)
Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)

Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)
Other comprehensive income before reclassification	4,066	312	—	(828)	3,550
Amounts reclassified from accumulated other comprehensive income	4,239	—	118	—	4,357
Net other comprehensive income	8,305	312	118	(828)	7,907
Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of income, and statements of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$500	$1,028
Investment in bank	180,766	176,297
Equity and partnership investments	14,122	10,371
ESOP loan receivable	8,354	8,972
Commercial business loans receivable, net	4,000	14,912
Accrued interest receivable	430	678
Prepaid expenses and other assets	1,714	1,214
Total assets	$209,886	$213,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$39,436	$39,358
Line of credit	6,500	12,000
Interest payable	378	375
Payable to subsidiary	174	96
Other liabilities	58	70
Total liabilities	46,546	51,899
Shareholders' equity	163,340	161,573
Total liabilities and shareholders' equity	$209,886	$213,472

FIRST NORTHWEST BANCORP

Condensed Statements of Income

(In thousands)

	For the Year Ended December 31,
	2023	2022
Operating income:
Interest and fees on loans receivable	$737	$954
Unrealized gain (loss) on equity and partnership investments	444	(513)
Dividends from Bank	8,000	3,000
Total operating income	9,181	3,441
Operating expenses:
Interest paid on subordinated debt, net	1,578	1,578
Interest paid on line of credit	855	388
(Recapture of) provision for credit losses on loans	(73)	73
Other expenses	2,817	1,221
Total operating expenses	5,177	3,260
Income before (benefit) provision for income taxes and equity in undistributed earnings of subsidiary	4,004	181
(Benefit) provision for income taxes	(873)	26
Income before equity in undistributed earnings of subsidiary	4,877	155
Equity in undistributed earnings of subsidiary	(2,591)	15,490
Net income	$2,286	$15,645

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,286	$15,645
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	2,591	(15,490)
Amortization of deferred loan fees	65	15
Amortization of debt issuance costs	78	78
(Recapture of) provision for credit losses on loans	(73)	73
Change in payable to subsidiary	78	—
Change in accrued interest receivable and other assets	260	(51)
Change in accrued interest payable and other liabilities	(9)	46
Net cash from operating activities	5,276	316
Cash flows from investing activities:
Net decrease (increase) loans receivable	2,912	(10,000)
ESOP loan repayment	618	604
Capital contributions to equity investments	(438)	(7,364)
Capital disbursements from equity and partnership agreements	733	—
Net cash from investing activities	3,825	(16,760)
Cash flows from financing activities:
Net (decrease) increase in line of credit	(5,500)	12,000
Repurchase of common stock	(1,149)	(5,828)
Restricted stock awards canceled	(280)	—
Payment of dividends	(2,700)	(2,787)
Net cash from financing activities	(9,629)	3,385
Net decrease in cash	(528)	(13,059)
Cash and cash equivalents at beginning of period	1,028	14,087
Cash and cash equivalents at end of period	$500	$1,028

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$(192)	$(824)
Cash paid during the year for interest on borrowings	1,500	1,500

Supplemental disclosures of noncash investing activities:
(Loss on) equity investment in Quil received through Quin Ventures asset sale	$(225)	$225
Investment in Meriwether Group, LLC acquired through issuance of shares	—	1,869

Note 20 - Subsequent Event

On January 30, 2024, the Bank entered into an agreement for the purchase and sale of real property (the "Sale Agreement") with Mountainseed Real Estate Services, LLC, a Georgia limited liability company ("Mountainseed"), providing for the Bank’s sale to Mountainseed of up to six properties (the "Properties") for an aggregate cash purchase price of $14.67 million, assuming all of the Properties are sold. All of the properties are currently operated as branches and located in Clallam County or Jefferson County, Washington.

Under the Sale Agreement, Mountainseed has the right to terminate the Sale Agreement prior to closing, in its entirety or with respect to any of the Properties. The Bank may terminate the Sale Agreement if Mountainseed determines to purchase fewer than four of the Properties.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The parties have agreed, concurrently with the closing of the sale of the Properties, to enter into triple net lease agreements (the "Lease Agreements") pursuant to which the Bank will lease each of the Properties sold. Each Lease Agreement will have an initial term of ﬁfteen years with one 15-year renewal option. The Lease Agreements will provide for annual rent of approximately $1.35 million in the aggregate for all Properties. Assuming all of the Properties are sold, the increase in rent will be partially oﬀset by the elimination of the depreciation expense on the buildings and investment of the proceeds.

The Company anticipates the transaction will close, if at all, no later than the second quarter of 2024. The closing is subject to Mountainseed performing satisfactory due diligence on the Properties and other customary closing conditions. The sale-leaseback transaction is expected to result in a pre-tax gain, assuming all of the Properties are sold.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2023, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of December 31, 2023, which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting for the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2023, (the "Proxy Statement"), is incorporated herein by reference.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Northwest Bancorp 2020 Equity Incentive Plan (1)	—	N/A	289,511
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	289,511

(1) Shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the "2020 Plan") on May 5, 2020. As of December 31, 2023, 74,402 restricted shares were outstanding under the 2020 Plan and no stock options have been awarded. The restricted shares will vest in equal annual installments over periods of up to three years. All of the shares shown in column (c) may be granted under the 2020 Plan in the form of restricted shares, as well as other types of awards. No additional awards may be made under the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 Plan"), which was approved by shareholders on November 16, 2015. As of December 31, 2023, 21,620 restricted shares and no options remained outstanding under the 2015 Plan.

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

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended June 3, 2022		10-Q	3.1	8/12/2022
3.2	Bylaws of First Northwest Bancorp as amended effective June 3, 2022		10-Q	3.2	8/12/2022
4.1	Indenture, Including Forms of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031		8-K	4.1	3/25/2021
4.2	Description of Common Stock		10-Q	4.1	8/12/2022
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020		10-K	10.2	3/15/2021
10.3*	Employment Agreement with Matthew P. Deines dated December 7, 2021		8-K	10.1	12/9/2021
10.4*	Form of Executive Employment Agreement with Terry A. Anderson, Derek J. Brown, Geraldine L. Bullard, Christopher W. Neros, and Christopher J. Riffle		10-K	10.4	3/15/2019
10.5*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.6*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.7*	First Federal Fiscal 2023 Cash Incentive Plan		10-Q	10.1	5/12/2023
10.8*	Non-Employee Director Compensation Policy		10-Q	10.2	5/12/2023
10.9	Loan Agreement, dated as of May 20, 2022, by and Between First Northwest Bancorp and NexBank		8-K	10.1	5/27/2022
10.10	Security Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.2	5/27/2022
10.11	Revolving Credit Note dated May 20, 2022, of First Northwest Bancorp		8-K	10.3	5/27/2022
10.12	Agreement for the Purchase and Sale of Real Property by and between First Fed Bank and Mountainseed Real Estate Services, LLC**		8-K	10.1	1/31/2024
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Compensation Clawback Policy	X
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
	* Denotes a management contract or compensatory plan or arrangement.
	** Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NORTHWEST BANCORP

March 15, 2024	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 15, 2024
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Geraldine L. Bullard	March 15, 2024
Geraldine L. Bullard
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Cindy H. Finnie	March 15, 2024
Cindy H. Finnie
Chair of the Board and Director

By:	/s/Sherilyn G. Anderson	March 15, 2024
Sherilyn G. Anderson
Director

By:	/s/Dana D. Behar	March 15, 2024
Dana D. Behar
Director

By:	/s/Craig A. Curtis	March 15, 2024
Craig A. Curtis
Director

By:	/s/ Gabriel S. Galanda	March 15, 2024
Gabriel S. Galanda
Director

By:	/s/ Lynn A. Terwoerds	March 15, 2024
Lynn A. Terwoerds
Director

By:	/s/Norman J. Tonina, Jr.	March 15, 2024
Norman J. Tonina, Jr.
Director

By:	/s/Jennifer Zaccardo	March 15, 2024
Jennifer Zaccardo
Director