Form 10-Q
period 2024-03-31
First Northwest Bancorp
filed 2024-05-13
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2024, there were 9,442,187 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, "First Northwest" refers to First Northwest Bancorp and "First Fed" or the "Bank" refers to First Fed Bank, the wholly owned subsidiary of First Northwest. The terms "we," "our," "us," and "Company" refer to First Northwest together with First Fed, unless the context indicates otherwise. For periods prior to June 30, 2023, Company references also include Quin Ventures, Inc., a former First Northwest joint venture.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$15,562	$19,845
Interest-earning deposits in banks	61,784	103,324
Investment securities available for sale, at fair value	325,955	295,623
Loans held for sale	988	753
Loans receivable (net of allowance for credit losses on loans of $17,958 and $17,510)	1,692,774	1,642,518
Federal Home Loan Bank (FHLB) stock, at cost	15,876	13,664
Accrued interest receivable	8,909	7,894
Premises held for sale at cost, net	6,751	—
Premises and equipment, net	11,028	18,049
Servicing rights on sold loans, at fair value	3,820	3,793
Bank-owned life insurance, net	34,681	40,578
Equity and partnership investments	15,121	14,794
Goodwill and other intangible assets, net	1,085	1,086
Deferred tax asset, net	12,704	13,001
Prepaid expenses and other assets	32,982	26,875
Total assets	$2,240,020	$2,201,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,666,624	$1,676,892
Borrowings	371,455	320,936
Accrued interest payable	2,830	3,396
Accrued expenses and other liabilities	36,207	35,973
Advances from borrowers for taxes and insurance	2,398	1,260
Total liabilities	2,079,514	2,038,457

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,442,796 shares at March 31, 2024, and 9,611,876 shares at December 31, 2023	94	96
Additional paid-in capital	93,763	95,784
Retained earnings	106,202	107,349
Accumulated other comprehensive loss, net of tax	(32,465)	(32,636)
Unearned employee stock ownership plan (ESOP) shares	(7,088)	(7,253)
Total shareholders' equity	160,506	163,340
Total liabilities and shareholders' equity	$2,240,020	$2,201,797

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans receivable	$22,767	$19,504
Interest on investment securities	3,632	3,182
Interest on deposits and other	645	404
FHLB dividends	282	192
Total interest income	27,326	23,282
INTEREST EXPENSE
Deposits	10,112	4,353
Borrowings	3,286	2,624
Total interest expense	13,398	6,977
Net interest income	13,928	16,305
PROVISION FOR CREDIT LOSSES
Provision for (recapture of) credit losses on loans	1,239	(515)
(Recapture of) provision for credit losses on unfunded commitments	(269)	15
Provision for (recapture of) credit losses	970	(500)
Net interest income after provision for (recapture of) credit losses	12,958	16,805
NONINTEREST INCOME
Loan and deposit service fees	1,102	1,141
Sold loan servicing fees and servicing rights mark-to-market	219	493
Net gain on sale of loans	52	176
Increase in cash surrender value of bank-owned life insurance	243	226
Other income	572	298
Total noninterest income	2,188	2,334
NONINTEREST EXPENSE
Compensation and benefits	8,128	7,837
Data processing	1,944	2,038
Occupancy and equipment	1,240	1,209
Supplies, postage, and telephone	293	355
Regulatory assessments and state taxes	513	389
Advertising	309	1,041
Professional fees	910	806
FDIC insurance premium	386	257
Other expense	580	939
Total noninterest expense	14,303	14,871
Income before provision for income taxes	843	4,268
Provision for income taxes	447	825
Net income	396	3,443
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	85
Net income attributable to parent	$396	$3,528

Basic and diluted earnings per common share	$0.04	$0.39

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net income	$396	$3,443

Other comprehensive income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(747)	4,791
Income tax benefit (provision) related to unrealized holding (losses) gains on investments	159	(1,029)
Amortization of unrecognized DB plan prior service cost	37	38
Income tax provision related to amortization of DB plan prior service cost	(8)	(8)
Unrealized holding gains (losses) on derivatives	929	(1,728)
Income tax (provision) benefit related to unrealized holding gains (losses) on derivatives	(199)	371
Other comprehensive income, net of tax	171	2,435
Comprehensive income	567	5,878
Comprehensive loss attributable to noncontrolling interest	—	(85)
Comprehensive income attributable to parent	$567	$5,963

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				3,528			(85)	3,443
Common stock repurchased	(44,441)	—	(444)	(183)				(627)
Restricted stock award grants net of forfeitures	25,249	—	—					—
Restricted stock awards canceled	(10,334)	—	(145)					(145)
Other comprehensive income, net of tax						2,435		2,435
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Share-based compensation expense			391					391
ESOP shares committed to be released			23		164			187
Cash dividends declared ($0.07 per share)				(679)				(679)
Balance at March 31, 2023	9,674,055	$97	$95,333	$114,139	$(7,749)	$(38,108)	$(3,376)	$160,336

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340
Net income				396			—	396
Common stock repurchased	(214,132)	(2)	(2,169)	(872)				(3,043)
Restricted stock award grants net of forfeitures	54,512	—	—					—
Restricted stock awards canceled	(9,460)	—	(148)					(148)
Other comprehensive income, net of tax						171		171
Share-based compensation expense			264					264
ESOP shares committed to be released			32		165			197
Cash dividends declared ($0.07 per share)				(671)				(671)
Balance at March 31, 2024	9,442,796	$94	$93,763	$106,202	$(7,088)	$(32,465)	$—	$160,506

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$396	$3,443
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	382	396
Amortization of core deposit intangible	1	1
Amortization and accretion of premiums and discounts on investments, net	179	361
Accretion of deferred loan fees and purchased premiums, net	(353)	(111)
Amortization of debt issuance costs	19	19
Change in fair value of sold loan servicing rights	(17)	(269)
Additions to servicing rights on sold loans, net	(10)	(68)
Provision for (recapture of) credit losses on loans	1,239	(515)
(Recapture of) provision for credit losses on unfunded commitments	(269)	15
Allocation of ESOP shares	197	187
Share-based compensation expense	264	391
Gain on sale of loans, net	(52)	(176)
Increase in cash surrender value of life insurance, net	(243)	(226)
Origination of loans held for sale	(5,421)	(4,812)
Proceeds from sale of loans held for sale	5,238	5,586
Change in assets and liabilities:
Increase in accrued interest receivable	(1,015)	(462)
(Increase) decrease in prepaid expenses and other assets	(6,303)	2,806
(Decrease) increase in accrued interest payable	(566)	53
Increase in accrued expenses and other liabilities	1,469	171
Net cash (used) provided by operating activities	(4,865)	6,790

Cash flows from investing activities:
Purchase of securities available for sale	(45,292)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	14,031	1,913
Purchase of FHLB stock	(2,212)	(3,921)
Early surrender of bank-owned life insurance policy	6,140	—
Net increase in loans receivable	(51,142)	(32,746)
Purchase of premises and equipment, net	(113)	(559)
Capital contributions to equity and partnership investments	(50)	—
Capital disbursements received from equity and partnership investments	263	—
Capital contributions to low-income housing tax credit partnerships	(91)	—
Net cash used by investing activities	(78,466)	(35,313)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Net (decrease) increase in deposits	$(10,268)	$29,953
Proceeds from long-term FHLB advances	30,000	15,000
Repayment of long-term FHLB advances	(15,000)	(10,000)
Net increase in short-term FHLB advances	32,000	90,000
Net increase (decrease) in line of credit	3,500	(1,000)
Net increase in advances from borrowers for taxes and insurance	1,138	1,034
Payment of dividends	(671)	(671)
Restricted stock awards canceled	(148)	(145)
Repurchase of common stock	(3,043)	(627)
Net cash provided by financing activities	37,508	123,544
Net (decrease) increase in cash and cash equivalents	(45,823)	95,021
Cash and cash equivalents at beginning of period	123,169	45,596
Cash and cash equivalents at end of period	$77,346	$140,617

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$13,964	$6,924

Supplemental disclosures of noncash investing activities:
Change in unrealized (loss) gain on securities available for sale	$(747)	$4,791
Change in unrealized gain (loss) on fair value hedge	$929	$(1,728)
Amortization of unrecognized DB plan prior service cost	$37	$38
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$—	$(3,735)

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for future periods.

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

Principles of consolidation - The accompanying consolidated financial statements include the accounts of First Northwest; its wholly owned subsidiary, First Fed, and its former controlling interest in Quin Ventures. All material intercompany accounts and transactions have been eliminated in consolidation. Through June 2023, First Northwest and POM shared equal ownership in Quin Ventures; however, it was previously determined that First Northwest had a controlling interest for financial reporting purposes under Accounting Standards Codification Topic 810. The Quin Ventures net loss allocable to POM is shown on the financial statements where applicable through a noncontrolling interest adjustment.

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure and has included additional information where appropriate.

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. ASU 2023-02 allows an entity the option to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits if certain conditions are met. Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the statements of income, income tax expense. Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323-10: Investments - Equity Method and Joint Ventures - Overall. This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321: Investments - Equity Securities. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. ASU 2023-02 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023- 07 requires public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating business units to better understand the Company's overall performance and potential future cash flows. The Company has identified one reporting segment.
ASU 2023- 07 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 added an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. Awards not meeting the criteria should be accounted for in accordance with Topic 710. The illustrative example provides four fact patterns which are intended to reduce complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and reduce existing diversity in practice. ASU 2024-01 is effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and related disclosures.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at March 31, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$102,820	$—	$(15,816)	$87,004	$—
U.S. government agency issued asset-backed securities (ABS agency)	14,859	3	(40)	14,822	—
Corporate issued asset-backed securities (ABS corporate)	13,951	1	(23)	13,929	—
Corporate issued debt securities (Corporate debt)	58,162	—	(5,131)	53,031	—
U.S. Small Business Administration securities (SBA)	7,925	5	(19)	7,911	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	96,381	1	(13,111)	83,271	—
Non-agency issued mortgage-backed securities (MBS non-agency)	70,931	1	(4,945)	65,987	—
Total securities available for sale	$365,029	$11	$(39,085)	$325,955	$—

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2023, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$102,998	$—	$(15,237)	$87,761	$—
ABS agency	11,847	—	(65)	11,782	—
ABS corporate	5,370	—	(84)	5,286	—
Corporate debt	56,515	—	(5,061)	51,454	—
Mortgage-backed securities:
MBS agency	75,665	—	(12,418)	63,247	—
MBS non-agency	81,555	—	(5,462)	76,093	—
Total securities available for sale	$333,950	$—	$(38,327)	$295,623	$—

There were no securities classified as held-to-maturity at  March 31, 2024 and  December 31, 2023. There was no allowance for credit losses on investment securities recorded at  March 31, 2024 and  December 31, 2023, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $1.9 million as of March 31, 2024 and  December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,816)	$86,704	$(15,816)	$86,704
ABS agency	(40)	11,158	—	—	(40)	11,158
ABS corporate	(23)	9,912	—	—	(23)	9,912
Corporate debt	(10)	1,662	(5,121)	51,369	(5,131)	53,031
SBA	(19)	4,747	—	—	(19)	4,747
Mortgage-backed securities:
MBS agency	(338)	20,472	(12,773)	58,676	(13,111)	79,148
MBS non-agency	(1)	1,024	(4,944)	62,955	(4,945)	63,979
Total available-for-sale in a loss position	$(431)	$48,975	$(38,654)	$259,704	$(39,085)	$308,679

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,237)	$87,461	$(15,237)	$87,461
ABS agency	(65)	11,782	—	—	(65)	11,782
ABS corporate	(84)	3,771	—	—	(84)	3,771
Corporate debt	—	—	(5,061)	51,454	(5,061)	51,454
Mortgage-backed securities:
MBS agency	(27)	3,941	(12,391)	59,305	(12,418)	63,246
MBS non-agency	—	—	(5,462)	76,086	(5,462)	76,086
Total available-for-sale in a loss position	$(176)	$19,494	$(38,151)	$274,306	$(38,327)	$293,800

There were 22 available-for-sale securities with unrealized losses of less than one year, and 155 available-for-sale securities with an unrealized loss of more than one year at March 31, 2024. There were 6 available-for-sale securities with unrealized losses of less than one year, and 156 available-for-sale securities with an unrealized loss of more than one year at December 31, 2023. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at March 31, 2024, or December 31, 2023.

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

	March 31, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$19,531	$19,352
Due after one through five years	16,351	15,759
Due after five through ten years	8,266	7,722
Due after ten years	123,164	106,425
Total mortgage-backed securities	167,312	149,258
All other investment securities:
Due within one year	1,300	1,230
Due after one through five years	17,180	16,502
Due after five through ten years	61,982	55,194
Due after ten years	117,255	103,771
Total all other investment securities	197,717	176,697
Total investment securities	$365,029	$325,955

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$25,279	$25,017
Due after one through five years	16,622	16,029
Due after five through ten years	8,874	8,197
Due after ten years	106,445	90,097
Total mortgage-backed securities	157,220	139,340
All other investment securities:
Due within one year	300	300
Due after one through five years	18,187	17,384
Due after five through ten years	57,328	50,768
Due after ten years	100,915	87,831
Total all other investment securities	176,730	156,283
Total investment securities	$333,950	$295,623

There were no sales of securities available-for-sale during the three months ended March 31, 2024 and 2023.

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and premiums of $17.2 million as of  March 31, 2024 and $14.8 million as of  December 31, 2023. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.6 million as of  March 31, 2024 and $6.0 million as of  December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Real Estate:
One-to-four family	$383,905	$378,432
Multi-family	339,538	333,094
Commercial real estate	385,130	387,983
Construction and land	125,347	129,691
Total real estate loans	1,233,920	1,229,200
Consumer:
Home equity	72,391	69,403
Auto and other consumer	268,834	249,130
Total consumer loans	341,225	318,533
Commercial business loans	136,297	112,295
Total loans receivable	1,711,442	1,660,028
Less:
Derivative basis adjustment	710	—
Allowance for credit losses on loans	17,958	17,510
Total loans receivable, net	$1,692,774	$1,642,518

Nonaccrual Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For those loans placed on nonaccrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	March 31, 2024			December 31, 2023
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$407	$830	$1,237	$418	$1,426	$1,844
Multi-family	—	708	708	—	—	—
Commercial real estate	22	—	22	28	—	28
Construction and land	3	14,437	14,440	6	14,980	14,986
Home equity	91	30	121	92	31	123
Auto and other consumer	42	970	1,012	38	748	786
Commercial business	1,307	634	1,941	165	712	877
Total nonaccrual loans	$1,872	$17,609	$19,481	$747	$17,897	$18,644

Interest income recognized on a cash basis on nonaccrual loans for the three months ended March 31, 2024 and 2023, was $75,000 and $9,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were three loans with a total amortized cost of $8.5 million that were past due 90 days or more and still accruing interest at  March 31, 2024. The loans were well secured and met the regulatory criteria for continuing to accrue interest. There were no loans past due 90 days or more and still accruing interest at  December 31, 2023.

The following tables present the amortized cost of past due loans by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
March 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$614	$866	$68	$1,548	$382,357	$383,905
Multi-family	—	708	—	708	338,830	339,538
Commercial real estate	—	—	8,528	8,528	376,602	385,130
Construction and land	13	—	14,437	14,450	110,897	125,347
Total real estate loans	627	1,574	23,033	25,234	1,208,686	1,233,920
Consumer:
Home equity	90	—	—	90	72,301	72,391
Auto and other consumer	1,324	608	1,016	2,948	265,886	268,834
Total consumer loans	1,414	608	1,016	3,038	338,187	341,225
Commercial business loans	2,033	—	1,823	3,856	132,441	136,297
Total loans	$4,074	$2,182	$25,872	$32,128	$1,679,314	$1,711,442

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$802	$—	$1,010	$1,812	$376,620	$378,432
Multi-family	—	—	—	—	333,094	333,094
Commercial real estate	—	8,526	—	8,526	379,457	387,983
Construction and land	14	—	—	14	129,677	129,691
Total real estate loans	816	8,526	1,010	10,352	1,218,848	1,229,200
Consumer:
Home equity	59	—	—	59	69,344	69,403
Auto and other consumer	1,854	601	791	3,246	245,884	249,130
Total consumer loans	1,913	601	791	3,305	315,228	318,533
Commercial business loans	1,117	757	—	1,874	110,421	112,295
Total loans	$3,846	$9,884	$1,801	$15,531	$1,644,497	$1,660,028

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  March 31, 2024, as well as gross charge-off activity for the three months ended March 31, 2024. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$—	$1,991	$110,224	$119,355	$68,383	$77,265	$—	$377,218
Watch (Grade 4)	—	—	275	1,330	1,021	1,686	—	4,312
Special Mention (Grade 5)	—	—	—	—	840	80	—	920
Substandard (Grade 6)	—	—	—	—	325	1,130	—	1,455
Total one-to-four family	—	1,991	110,499	120,685	70,569	80,161	—	383,905
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	5,088	52,168	105,927	91,093	56,949	11,565	—	322,790
Watch (Grade 4)	—	—	—	15,052	—	988	—	16,040
Substandard (Grade 6)	—	—	—	—	708	—	—	708
Total multi-family	5,088	52,168	105,927	106,145	57,657	12,553	—	339,538
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	751	52,559	86,745	99,663	75,997	35,186	—	350,901
Watch (Grade 4)	—	4,406	1,159	—	8,777	3,537	—	17,879
Special Mention (Grade 5)	—	—	—	6,516	—	—	—	6,516
Substandard (Grade 6)	—	—	22	8,528	1,284	—	—	9,834
Total commercial real estate	751	56,965	87,926	114,707	86,058	38,723	—	385,130
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	3,011	24,556	42,424	18,841	719	667	—	90,218
Watch (Grade 4)	971	5,541	6,360	—	—	14	—	12,886
Special Mention (Grade 5)	7,790	—	—	—	—	13	—	7,803
Substandard (Grade 6)	—	14,437	—	—	—	3	—	14,440
Total construction and land	11,772	44,534	48,784	18,841	719	697	—	125,347
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	833	6,954	6,988	4,479	2,875	5,441	44,009	71,579
Watch (Grade 4)	—	—	—	—	37	79	504	620
Substandard (Grade 6)	—	—	—	30	58	12	92	192
Total home equity	833	6,954	6,988	4,509	2,970	5,532	44,605	72,391
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	33,232	57,479	76,093	43,133	15,527	38,640	444	264,548
Watch (Grade 4)	110	679	940	182	216	214	2	2,343
Special Mention (Grade 5)	55	338	36	242	18	—	—	689
Substandard (Grade 6)	178	270	—	241	329	232	4	1,254
Total auto and other consumer	33,575	58,766	77,069	43,798	16,090	39,086	450	268,834
Gross charge-offs year-to-date	—	203	586	—	—	2	15	806
Commercial business
Pass (Grades 1-3)	14,905	23,085	13,003	4,555	2,390	19,570	39,522	117,030
Watch (Grade 4)	—	39	4,740	6,190	—	—	—	10,969
Substandard (Grade 6)	—	283	4,662	102	758	—	2,493	8,298
Total commercial business	14,905	23,407	22,405	10,847	3,148	19,570	42,015	136,297
Gross charge-offs year-to-date	—	—	33	—	—	—	—	33
Total loans
Pass (Grades 1-3)	57,820	218,792	441,404	381,119	222,840	188,334	83,975	1,594,284
Watch (Grade 4)	1,081	10,665	13,474	22,754	10,051	6,518	506	65,049
Special Mention (Grade 5)	7,845	338	36	6,758	858	93	—	15,928
Substandard (Grade 6)	178	14,990	4,684	8,901	3,462	1,377	2,589	36,181
Total loans	$66,924	$244,785	$459,598	$419,532	$237,211	$196,322	$87,070	$1,711,442
Total gross charge-offs year-to-date	$—	$203	$619	$—	$—	$2	$15	$839

(1) Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  December 31, 2023, as well as gross charge-off activity for the year then ended. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$2,282	$102,389	$118,028	$69,229	$13,882	$65,701	$—	$371,511
Watch (Grade 4)	—	275	1,338	1,569	—	1,295	—	4,477
Special Mention (Grade 5)	—	—	—	300	—	80	—	380
Substandard (Grade 6)	—	—	—	327	482	1,255	—	2,064
Total one-to-four family	2,282	102,664	119,366	71,425	14,364	68,331	—	378,432
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	52,208	105,902	88,293	57,588	6,922	5,356	—	316,269
Watch (Grade 4)	—	—	15,126	708	—	991	—	16,825
Total multi-family	52,208	105,902	103,419	58,296	6,922	6,347	—	333,094
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	52,823	87,712	99,058	76,664	13,096	22,425	—	351,778
Watch (Grade 4)	4,433	1,168	1,340	8,829	3,561	496	—	19,827
Special Mention (Grade 5)	—	—	6,528	—	—	2	—	6,530
Substandard (Grade 6)	—	28	8,526	1,294	—	—	—	9,848
Total commercial real estate	57,256	88,908	115,452	86,787	16,657	22,923	—	387,983
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,772	49,508	23,988	727	344	464	—	95,803
Watch (Grade 4)	6,512	4,935	229	—	—	15	—	11,691
Special Mention (Grade 5)	7,196	—	—	—	—	14	—	7,210
Substandard (Grade 6)	14,981	—	—	—	—	6	—	14,987
Total construction and land	49,461	54,443	24,217	727	344	499	—	129,691
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	7,179	7,169	4,638	3,063	1,331	4,283	41,105	68,768
Watch (Grade 4)	—	—	—	—	—	155	345	500
Substandard (Grade 6)	—	—	30	59	—	13	33	135
Total home equity	7,179	7,169	4,668	3,122	1,331	4,451	41,483	69,403
Gross charge-offs for the year	—	—	—	—	—	10	—	10
Auto and Other Consumer
Pass (Grades 1-3)	49,649	69,052	64,101	29,113	14,660	18,593	385	245,553
Watch (Grade 4)	270	919	579	204	138	59	4	2,173
Special Mention (Grade 5)	90	334	33	162	—	—	—	619
Substandard (Grade 6)	84	393	—	—	30	278	—	785
Total auto and other consumer	50,093	70,698	64,713	29,479	14,828	18,930	389	249,130
Gross charge-offs for the year	—	3,018	15	52	11	112	104	3,312
Commercial business
Pass (Grades 1-3)	23,499	19,191	11,032	2,440	455	13,635	29,976	100,228
Watch (Grade 4)	340	62	275	270	—	(1)	3,806	4,752
Substandard (Grade 6)	291	3,653	104	779	—	(1)	2,489	7,315
Total commercial business	24,130	22,906	11,411	3,489	455	13,633	36,271	112,295
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Total loans
Pass (Grades 1-3)	208,412	440,923	409,138	238,824	50,690	130,457	71,466	1,549,910
Watch (Grade 4)	11,555	7,359	18,887	11,580	3,699	3,010	4,155	60,245
Special Mention (Grade 5)	7,286	334	6,561	462	—	96	—	14,739
Substandard (Grade 6)	15,356	4,074	8,660	2,459	512	1,551	2,522	35,134
Total loans	$242,609	$452,690	$443,246	$253,325	$54,901	$135,114	$78,143	$1,660,028
Total Gross charge-offs for the year	$—	$3,018	$15	$52	$11	$122	$104	$3,322
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

As of March 31, 2024, $20.6 million of loans were individually evaluated with $500,000 of ACLL attributed to such loans. At March 31, 2024, one individually evaluated loan totaling $2.5 million was evaluated using a discounted cash flow approach and the remaining loans totaling $18.1 million were evaluated based on the underlying value of the collateral. The loan evaluated using the discounted cash flow method and one of the collateral dependent loans were accruing at quarter end, while the remaining collateral dependent loans were all on nonaccrual status at March 31, 2024.

At  December 31, 2023, $20.0 million of loans were individually evaluated with $165,000 of ACLL attributed to such loans. At  December 31, 2023, one individually evaluated loan with a recorded investment of $2.5 million was evaluated using a discounted cash flow approach and the remaining loans totaling $17.5 million were evaluated based on the underlying value of the collateral. The loan evaluated using the discounted cash flow method was accruing at year end, while the collateral dependent loans were all on nonaccrual status at December 31, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
March 31, 2024	Single Family Residence	Multi-family Housing	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$830	$—	$—	$—	$—	$830
Multi-family	—	707	—	—	—	707
Construction and land	—	—	14,437	—	—	14,437
Home equity	30	—	—	—	—	30
Auto and other consumer	—	—	—	180	—	180
Commercial business	—	—	119	—	1,820	1,939
Total collateral dependent loans	$860	$707	$14,556	$180	$1,820	$18,123

	Collateral Type
December 31, 2023	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

Modified Loans to Troubled Borrowers. On January 1, 2023, the Company adopted ASU 2022-02, which introduced new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. The Company refers to these loans as modified loans to troubled borrowers ("MLTB"). A MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or any combination of the foregoing. The ACLL for a MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACLL for a MLTB is determined through individual evaluation.

During the three months ended March 31, 2024 and 2023, there were no new MLTB to report.

During the year ended December 31, 2023, there was one new MLTB, a commercial business loan with a recorded investment of $119,000 for which the Bank agreed to deferred principal payments. The borrower continues to make interest-only payments and the loan was current at year end based on the modified terms.

Note 4 - Allowance for Credit Losses on Loans

The Company maintains an ACLL and an ACLUC in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACLL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the Bank's Current Expected Credit Loss ("CECL") model. The reserve is an estimate based upon factors and trends at the time the financial statements are prepared. The Company adopted ASU 2016-13 effective January 1, 2023, which increased the beginning ACLL.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$2	$1,099	$4,076
Multi-family	1,154	—	—	177	1,331
Commercial real estate	3,671	—	—	(289)	3,382
Construction and land	1,889	—	—	(899)	990
Home equity	1,077	—	—	664	1,741
Auto and other consumer	4,409	(806)	46	(806)	2,843
Commercial business	2,335	(33)	—	1,293	3,595
Total	$17,510	$(839)	$48	$1,239	$17,958

	At or For the Three Months Ended March 31, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$—	$(11)	$2,903
Multi-family	2,468	(1,449)	1,019	—	—	26	1,045
Commercial real estate	4,217	(604)	3,613	—	—	(634)	2,979
Construction and land	2,344	1,555	3,899	—	—	(1,117)	2,782
Home equity	549	346	895	(11)	—	200	1,084
Auto and other consumer	2,024	2,381	4,405	(954)	21	1,217	4,689
Commercial business	786	794	1,580	—	—	334	1,914
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(965)	$21	$15	$17,396

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (reversal of provision) for credit losses on the Consolidated Statements of Income. The allowance for unfunded commitments was $548,000 and $817,000 at March 31, 2024, and December 31, 2023, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$252,761	—%	$252,083	—%
Interest-bearing demand deposits	170,729	0.56%	169,418	0.56%
Money market accounts	395,480	2.21%	362,205	1.78%
Savings accounts	236,550	1.66%	242,148	1.62%
Certificates of deposit, retail	418,904	4.12%	443,412	4.04%
Certificates of deposit, brokered	192,200	4.74%	207,626	4.85%
Total deposits	$1,666,624	2.40%	$1,676,892	2.34%

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at March 31, 2024 and December 31, 2023, were $159.1 million and $173.8 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Within one year or less	$493,494	$495,605
After one year through two years	43,379	79,537
After two years through three years	28,716	24,777
After three years through four years	23,619	28,302
After four years through five years	21,896	22,817
Total certificates of deposit	$611,104	$651,038

At  March 31, 2024 and December 31, 2023, deposits included $115.8 million and $114.2 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  March 31, 2024 and December 31, 2023, to secure public deposits. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  March 31, 2024 and December 31, 2023, were funds held by federally recognized tribes totaling $18.3 million and $18.4 million, respectively. Investment securities with a carrying value of $23.0 million and $23.8 million were pledged as collateral for these deposits at  March 31, 2024 and December 31, 2023, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Demand deposits	$187	$194
Money market accounts	1,949	776
Savings accounts	953	376
Certificates of deposit, retail	4,494	1,871
Certificates of deposit, brokered	2,529	1,136
Total interest expense on deposits	$10,112	$4,353

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 35% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $213.0 million and $253.8 million at  March 31, 2024 and December 31, 2023, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $905.9 million and $896.2 million at  March 31, 2024 and December 31, 2023, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at  March 31, 2024.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.4 million and $6.6 million at  March 31, 2024 and December 31, 2023, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $18.2 million and $6.9 million were pledged to the FRB at  March 31, 2024 and December 31, 2023, respectively.

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

In June 2023, First Fed established a Bank Term Funding Program ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. Available borrowing capacity was $15.2 million at December 31, 2023. No funds were borrowed prior to the new loan cutoff date in March 2024, effectively ending the Bank's participation in the program. Investment securities with a carrying value of $12.9 million were pledged to secure the BTFP at December 31, 2023.

The following table sets forth information regarding our borrowings at the end of and during the three months ended March 31, 2024. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$95,000	$227,000	$—	$10,000	$39,455
Maximum outstanding at any month-end	110,000	227,000	—	10,000	39,455
Average monthly outstanding during the period	95,000	171,000	—	7,648	39,446
Weighted-average daily interest rates
Annual	2.58%	5.52%	—%	9.37%	4.02%
Period End	2.79%	5.52%	—%	9.30%	4.02%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at March 31, 2024 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$30,000	2.48%
After one year through two years	30,000	3.03
After two years through three years	25,000	3.27
After three years through four years	10,000	1.76
Total FHLB long-term advances	$95,000	2.79%

The following table sets forth information regarding our borrowings at the end of and during the year ended December 31, 2023. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FHLB Short-Term Fixed-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$80,000	$195,000	$—	$6,500	$39,436
Maximum outstanding at any month-end	85,000	195,000	95,000	11,000	39,436
Average monthly outstanding during the period	81,667	149,500	25,000	9,327	39,395
Weighted-average daily interest rates
Annual	2.00%	5.26%	5.08%	9.15%	4.01%
Period End	2.09%	5.52%	5.27%	9.00%	4.00%

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

The effective tax rates were 53.0% and 19.3% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2024 and 2023 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. The current quarter rate includes an estimate for taxes and penalties on the early surrender of a BOLI contract which was recorded in the first quarter of 2024.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$396	$3,528
Earnings allocated to participating securities	(1)	(20)
Earnings allocated to common shareholders	$395	$3,508
Basic:
Weighted average common shares outstanding	9,542,514	9,703,115
Weighted average unvested restricted stock awards	(92,774)	(165,333)
Weighted average unallocated ESOP shares	(573,504)	(626,488)
Total basic weighted average common shares outstanding	8,876,236	8,911,294
Diluted:
Basic weighted average common shares outstanding	8,876,236	8,911,294
Dilutive restricted stock awards	30,948	28,307
Total diluted weighted average common shares outstanding	8,907,184	8,939,601
Basic earnings per common share	$0.04	$0.39
Diluted earnings per common share	$0.04	$0.39

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  March 31, 2024 and 2023, antidilutive shares as calculated under the treasury stock method totaled 582 and 7,934, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal and interest payment was made by the ESOP during the three months ended March 31, 2024.

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

Compensation expense related to the ESOP for the three months ended March 31, 2024 and 2023, was $197,000 and $187,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Allocated shares	439,174	439,174
Committed to be released shares	39,771	26,514
Unallocated shares	569,084	582,341
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$8,906	$9,283

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  March 31, 2024, there were 234,599 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  March 31, 2024, there were no shares available for grant under the 2015 EIP. At this date, there are 16,800 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 55,987 and 27,049 shares of restricted stock awarded, respectively, during the three months ended March 31, 2024 and 2023. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended March 31, 2024 and 2023, total compensation expense for the equity incentive plans was $264,000 and $391,000, respectively. Included in the compensation expense for the three months ended March 31, 2024 and 2023, was directors' equity compensation of $54,000 and $58,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the period shown:

	For the Three Months Ended
	March 31, 2024
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	96,022	$17.02
Granted	55,987	15.69
Vested	(38,716)	17.48
Canceled (1)	(9,460)	17.48
Forfeited	(1,475)	13.50
Non-vested at March 31, 2024	102,358	$16.12

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of March 31, 2024, there was $1.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.98 years.

Note 11 - Fair Value Measurements

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

Equity and partnership investments: Management determines fair value using quoted prices of similar investments or discounted cash flows, which are considered Level 2, when available. Where there is limited activity in the market for an instrument, assumptions must be made to determine their fair value. The Company believes that the net asset value obtained through financial statements provided by each partnership approximates fair value. Such instruments are classified as Level 3.

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

Interest rate swap derivative: The fair values of interest rate swap agreements are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s securities derivatives are traded in an over-the-counter market where quoted market prices are not always available. The Company also entered into pay-fixed and receive-floating interest rate swaps associated with certain fixed rate loans. The fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including market transactions and third-party pricing services. The fair values of all interest rate swaps are determined from third-party pricing services without adjustment.

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$—	$87,004	$—	$87,004
ABS agency	—	14,822	—	14,822
ABS corporate	—	13,929	—	13,929
Corporate debt	1,875	51,156	—	53,031
SBA	—	7,911	—	7,911
MBS agency	—	83,271	—	83,271
MBS non-agency	—	48,636	17,351	65,987
Sold loan servicing rights	—	—	3,820	3,820
Equity and partnership investments	—	1,762	12,860	14,622
Interest rate swap derivative	—	801	—	801
Total assets measured at fair value	$1,875	$309,292	$34,031	$345,198
Financial Liabilities
Interest rate swap derivative	$—	$44	$—	$44

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,118	$82,643	$—	$87,761
ABS agency	—	11,782	—	11,782
ABS corporate	—	5,286	—	5,286
Corporate debt	1,883	49,571	—	51,454
MBS agency	—	63,247	—	63,247
MBS non-agency	—	48,624	27,469	76,093
Sold loan servicing rights	—	—	3,793	3,793
Partnership investments	—	—	13,183	13,183
Total assets measured at fair value	$7,001	$261,153	$44,445	$312,599
Financial Liabilities
Interest rate swap derivative	$—	$1,002	$—	$1,002

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

March 31, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,820	Discounted cash flow	Constant prepayment rate	3.96% - 43.13% (6.81%)
			Discount rate	11.13% - 13.51% (11.85%)
MBS non-agency	$17,351	Consensus pricing	Offered quotes	98 - 100

Partnership investments	$12,860	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,793	Discounted cash flow	Constant prepayment rate	4.10% - 47.53% (7.39%)
			Discount rate	11.00% - 13.42% (11.74%)
MBS non-agency	$27,469	Consensus pricing	Offered quotes	98 - 100

Partnership investments	$13,183	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended March 31,
	2024	2023
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,793	$3,887
Servicing rights that result from transfers and sale of financial assets	10	68
Changes in fair value due to changes in model inputs or assumptions (1)	17	269
Balance at end of period	$3,820	$4,224
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended March 31,
	2024	2023
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$27,469	$29,599
Principal payments received	(10,248)	—
Unrealized Gains	130	23
Balance at end of period	$17,351	$29,622

	As of or For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Partnership investments
Balance at beginning of period	$13,183	$12,563
Funding contributions	50	—
Distributions received	(263)	—
Unrealized Losses	(110)	(7)
Balance at end of period	$12,860	$12,556

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$18,123	$18,123

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$17,388	$17,388

At  March 31, 2024 and December 31, 2023, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$77,346	$77,346	$77,346	$—	$—
Investment securities available for sale	325,955	325,955	1,875	306,729	17,351
Loans held for sale	988	988	—	988	—
Loans receivable, net	1,692,774	1,555,221	—	—	1,555,221
FHLB stock	15,876	15,876	—	15,876	—
Accrued interest receivable	8,909	8,909	—	8,909	—
Sold loan servicing rights, at fair value	3,820	3,820	—	—	3,820
Equity and partnership investments	14,622	14,622	—	1,762	12,860
Interest rate swap derivative	801	801	—	801	—
Financial liabilities
Demand deposits	$1,055,520	$1,055,520	$1,055,520	$—	$—
Time deposits	611,104	608,191	—	—	608,191
FHLB Borrowings	322,000	318,137	—	—	318,137
Line of Credit	10,000	10,193	—	—	10,193
Subordinated debt, net	39,455	41,162	—	—	41,162
Accrued interest payable	2,830	2,830	—	2,830	—
Interest rate swap derivative	44	44	—	44	—

	December 31, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Sold loan servicing rights, at fair value	3,793	3,793	—	—	3,793
Partnership investments	13,183	13,183	—	—	13,183
Financial liabilities
Demand deposits	1,025,854	$1,025,854	$1,025,854	$—	$—
Time deposits	651,038	648,428	—	—	648,428
FHLB Borrowings	275,000	271,284	—	—	271,284
Line of Credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)
Other comprehensive income (loss) before reclassification	3,762	—	—	(1,357)	2,405
Amounts reclassified from accumulated other comprehensive income	—	—	30	—	30
Net other comprehensive income	3,762	—	30	(1,357)	2,435
Balance at March 31, 2023	$(34,642)	$(600)	$(1,509)	$(1,357)	$(38,108)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive (loss) income before reclassification	(588)	—	—	730	142
Amounts reclassified from accumulated other comprehensive income	—	—	29	—	29
Net other comprehensive (loss) income	(588)	—	29	730	171
Balance at March 31, 2024	$(30,687)	$(288)	$(1,392)	$(98)	$(32,465)

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

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate, the Secured Overnight Financing Rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreement without the exchange of the underlying notional amount. The fair value hedges are recorded as components of other assets and other liabilities in the Company’s consolidated balance sheets. The gain or loss on these derivatives, as well as the offsetting loss or gain on the hedged items attributable to the hedged risk, are recognized in interest income in the Company’s consolidated statements of income.

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
March 31, 2024
Investment securities (1)	$50,125	$125
Loans receivable (2)	99,289	(711)
Total	$149,414	$(586)

December 31, 2023
Investment securities	$51,054	$1,054
Total	$51,054	$1,054

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $57.1 million and $57.4 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $125,000 and $1.1 million, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $297.2 million, the cumulative basis adjustments associated with this hedging relationship was ($711,000), and the amount of the designated hedged items was $100.0 million. No prior year end information is provided as this hedging relationship was initiated in 2024.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
March 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$44
Interest rate swaps - loans	100,000	801	—

December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Total amounts recognized in interest on investment securities	$3,632	$3,182
Total amounts recognized in interest and fees on loans receivable	22,767	—
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(967)	$1,728
Recognized on derivatives designated as hedging instruments	1,155	(1,697)
Interest rate swaps - loans
Recognized on hedged items	(711)	—
Recognized on derivatives designated as hedging instruments	884	—
Net income recognized on fair value	$361	$31

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At March 31, 2024, the Company had $44,000 of derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $1.1 million to secure the related interest rate swap agreements at March 31, 2024. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of March 31, 2024, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 14 - Segment Reporting

First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are considered to be a single industry segment for financial reporting purposes. The chief operating decision maker ("CODM") is comprised of the chief financial officer, chief operating officer and the chief executive officer.

The accounting policies of the Bank are the same as those described in the summary of significant accounting policies in Note 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). The CODM assesses performance for the Bank and decides how to allocate resources based on net income that is reported on the income statement as consolidated net income. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from the segment assets (return on assets) in deciding whether to reinvest profits into the Bank or into other parts of the entity, such as to pay dividends or a share repurchase plan. Net income is used to monitor budget versus actual results and assess the performance of the Bank.

Note 15 - Premises Held for Sale

On January 30, 2024, the Bank entered into an agreement for the purchase and sale of real property (the "Sale Agreement") with Mountainseed Real Estate Services, LLC, a Georgia limited liability company ("Mountainseed"), providing for the Bank’s sale to Mountainseed of up to six properties (the "Properties"). All of the Properties are currently operated as branches and located in Clallam County, Washington or Jefferson County, Washington. Upon signing the agreement, the Company classified the related properties as held for sale and presented them separately on the Consolidated Balance Sheets at cost, net of accumulated amortization.

The sale of all six properties was finalized on May 7, 2024, for an aggregate cash sales price of $14.7 million. An estimated pre-tax gain on sale of $7.9 million will be recorded in noninterest income for the second quarter of 2024.

Concurrent with the closing of the sale of the Properties, the Bank entered into triple net lease agreements (the "Lease Agreements") to lease back each of the Properties sold. Each Lease Agreement has an initial term of 15 years with one 15-year renewal option. Monthly rent expense of approximately $130,000 in the aggregate for all Properties will be recorded in Occupancy and Equipment for a total expense of $1.0 million in 2024. The increase in rent will be partially oﬀset by the elimination of annualized depreciation expense on the buildings of $204,000. The executed Lease Agreements also generated right of use assets totaling $12.2 million and lease liabilities of $12.2 million resulting in increases to other assets and other liabilities, respectively, on the Consolidated Balance Sheets that will be recorded during the second quarter of 2024.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;
•	legislative or regulatory changes, including increased insurance rates and assessments or expanded consumer protection regulations, responses to recent events in the banking industry, interest rates along the yield curve, and inflation, which could adversely affect the Company's business;
•	continued depressed market demand for mortgage and Small Business Administration loans that we originate for sale;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our ability to achieve higher net interest income and noninterest revenue growth;
•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	pressures on liquidity, including as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost relative to the market;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•

results of examinations by our primary or other regulatory authorities, as well as a consent order we entered into with the Federal Deposit Insurance Corporation, could have an adverse impact on our business and operations;

•

disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment and geopolitical instability, including the wars in Ukraine and the Middle East;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's 2023 Form 10-K.

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

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-financial investments include several limited partnership investments, including a 33.3% interest in The Meriwether Group, LLC ("MWG"). The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company also entered into partnerships to strategically invest in fintech-related businesses.

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 18 locations including 12 full-service branches, three business centers and three administration centers in Clallam, Jefferson, King, Kitsap, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a full array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33.3% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Meriwether Group Capital Hero Fund LP ("Hero Fund"). The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. First Northwest also has a limited partnership investment in the Hero Fund. MWG also holds a 20% general partner interest in MWGC.

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

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations that is required to adequately provide for losses inherent in our investment, loan and unfunded commitment portfolios through the ACL. A recapture of previously recognized provision for credit losses may be added to net income if the underlying assumptions driving anticipated loss rates within the CECL model improve, such as the United States unemployment and gross domestic product metrics; lowered qualitative factor adjustments to reflect improvements in the nonaccrual and past due status or upgrades in risk ratings of a particular loan segment; lower loan or unfunded commitment balances, or receipt of recoveries for amounts previously charged off.

Noninterest expenses incurred in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, federal deposit insurance premiums and regulatory assessments, data processing expenses, marketing and other customer acquisition expenses, legal and other professional fees, expenses related to real estate and personal property owned, and other expenses.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2023 Form 10-K.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Assets. Total assets increased to $2.24 billion, or 1.7%, at March 31, 2024, from $2.2 billion at December 31, 2023.

Cash and cash equivalents decreased by $45.8 million, or 37.2%, to $77.4 million as of March 31, 2024, compared to $123.2 million as of December 31, 2023. Cash decreased during the current year as the Bank deployed funds into higher-yielding investment securities and loans.

Investment securities increased $30.3 million, or 10.3%, to $326.0 million at March 31, 2024, from $295.6 million at December 31, 2023. Investment security purchases during the first quarter of 2024 totaled $45.3 million, carrying an estimated weighted-average yield of 6.3% with a weighted-average life of 5.6 years. The purchases were partially offset by payment activity and a portfolio market value decrease of $749,000. Our recent investments have primarily been floating rate securities to take advantage of higher short-term rates above those offered on cash and to reduce our liability sensitivity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.8 years as of March 31, 2024, compared to 7.7 years as of December 31, 2023, and had an estimated average repricing term of 5.7 years as of March 31, 2024, compared to 6.3 years as of December 31, 2023, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.4 years at March 31, 2024, compared to 4.8 years at December 31, 2023. We believe prepayment activity may continue to slow if interest rates continue to rise, extending the projected duration and causing deterioration to the market value of our securities portfolio.

Included in MBS non-agency are $29.9 million of commercial mortgage-backed securities ("CMBS"), of which 93.3% are in "A" tranches and the remaining 6.7% are in "B" tranches. Our largest exposure is to long-term care facilities, which comprises 65.3%, or $19.5 million, of our private label CMBS securities. All of the CMBS bonds have credit enhancements ranging from 29% to 99%, with a weighted-average credit enhancement of 56%, that further reduces the risk of loss on these investments.

The investment portfolio was composed of 55.6% in amortizing securities at March 31, 2024, compared to 52.0% at December 31, 2023. The projected average life of our securities may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. Securities are bought and sold to manage liquidity, improve long-term portfolio yields and manage interest rate risk in the portfolio. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $50.3 million to $1.69 billion at March 31, 2024, from $1.64 billion at December 31, 2023. During the three months ended March 31, 2024, commercial business loans increased $24.0 million, including an increase in our participation in the Northpointe Bank Mortgage Purchase Program from $9.5 million last quarter to $15.0 million at the current quarter end, $8.7 million of Bankers Healthcare group loans and organic originations partially offset by repayments. Auto and other consumer loans increased $19.7 million during the current quarter with $13.4 million of new Woodside auto loan purchases and a pool purchase of Triad manufactured home loans totaling $5.1 million, partially offset by payment activity. Multi-family loans increased $6.4 million during the current quarter. The increase was primarily the result of $12.7 million of construction loans converting into permanent amortizing loans, partially offset by scheduled payments. One-to-four family loans increased $5.5 million during the current quarter as a result of $10.4 million in residential construction loans that converted to permanent amortizing loans, partially offset by payments received. Home equity loan outstanding balances increased $3.0 million over the previous quarter due to draws on new and existing line of credit commitments and $833,000 from home equity loan production. Commercial real estate loans decreased $2.9 million during the current quarter compared to the previous quarter due to a reclassification of $2.9 million to multi-family along with payoffs and scheduled payments exceeding originations.

Construction and land loans decreased $4.3 million, or 3.3%, to $125.4 million at March 31, 2024, from $129.7 million at December 31, 2023, with $14.5 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction loans in the portfolio are geographically dispersed throughout western Washington and one loan in Oregon. We manage construction lending by utilizing a licensed third-party vendor to assist us in monitoring our higher-risk projects while internal staff monitor the progress toward completion of our lower-risk projects. We continue to monitor the impact of inflation and consumer demand in the current interest rate environment on completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At March 31, 2024, 51% of construction commitments were for one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$11,225	$70,764	$4,521	$540	$—	$87,050
Multi-family residential	—	52,675	6,226	—	—	58,901
Commercial real estate	—	23,858	—	—	—	23,858
Total commitment	$11,225	$147,297	$10,747	$540	$—	$169,809

Construction Funds Disbursed
One-to-four family residential	$4,961	$50,566	$3,525	$176	$—	$59,228
Multi-family residential	—	42,971	3,082	—	—	46,053
Commercial real estate	—	13,492	—	—	—	13,492
Total disbursed	$4,961	$107,029	$6,607	$176	$—	$118,773

Undisbursed Commitment
One-to-four family residential	$6,264	$20,198	$996	$364	$—	$27,822
Multi-family residential	—	9,704	3,144	—	—	12,848
Commercial real estate	—	10,366	—	—	—	10,366
Total undisbursed	$6,264	$40,268	$4,140	$364	$—	$51,036

Land Funds Disbursed
One-to-four family residential	$3,119	$3,039	$91	$—	$—	$6,249
Commercial real estate	—	845	—	—	—	845
Total disbursed for land	$3,119	$3,884	$91	$—	$—	$7,094
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Idaho	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$—	$71,609
Multi-family residential	—	78,196	11,076	—	—	89,272
Commercial real estate	—	17,332	1	—	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$—	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$—	$43,755
Multi-family residential	—	61,288	5,879	—	—	67,167
Commercial real estate	—	11,849	—	—	—	11,849
Total disbursed	$3,790	$107,862	$10,944	$175	$—	$122,771

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$—	$27,854
Multi-family residential	—	16,908	5,197	—	—	22,105
Commercial real estate	—	5,483	1	—	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$—	$55,443

Land Funds Disbursed
One-to-four family residential	$3,310	$3,002	$272	$—	$—	$6,584
Commercial real estate	—	845	—	—	—	845
Total disbursed for land	$3,310	$3,847	$272	$—	$—	$7,429
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the three months ended March 31, 2024, the Company added $50.0 million of organic loan originations and commitments to the portfolio, of which $36.1 million, or 72.1%, were located in the Puget Sound region, $10.4 million, or 20.8%, in the North Olympic Peninsula, $448,000, or 0.9%, in other areas throughout Washington State, and $3.1 million, or 6.1%, in other states. The Company purchased an additional $18.1 million in auto loans, $13.8 million in manufactured home loans, and $9.1 million in commercial business loans to borrowers located throughout the United States during the three months ended March 31, 2024. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. The Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") also provides a temporary source of additional interest income but is dependent on demand for funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 78.6% organic originations and 21.4% purchased loans at March 31, 2024.

The ACLL increased to $18.0 million at March 31, 2024, as the Company recorded a $1.2 million provision for credit loss on loans for the three-month period. Net charge-offs were $791,000 for the three-month period. The ACLL as a percentage of total loans was 1.05% and 1.10% at March 31, 2024 and December 31, 2023, respectively.

Nonaccrual loans increased $837,000, or 4.5%, to $19.5 million at March 31, 2024, from $18.6 million at December 31, 2023, primarily attributable to two delinquent commercial business loans with an aggregate total of $1.1 million and a $708,000 multi-family loan placed on nonaccrual due to credit concerns, partially offset by a $544,000 payment received on the commercial construction loan previously placed on nonaccrual and a $591,000 single family residence loan that was paid off during the current quarter. Nonaccrual loans to total loans was 1.14% at March 31, 2024, compared to 1.12% at December 31, 2023. The ACLL as a percentage of nonaccrual loans decreased to 92% at March 31, 2024, down from 94% at December 31, 2023.

Classified loans increased $1.1 million to $36.2 million at March 31, 2024, from $35.1 million at December 31, 2023, due to the downgrade of the three loans during the first quarter as noted above. A $14.4 million construction loan relationship, which became a classified loan in the fourth quarter of 2022, and a $9.3 million commercial loan relationship which became classified in the fourth quarter of 2023, account for 66% of the classified loan balance at March 31, 2024. The Bank has exercised legal remedies, including the appointment of a third-party receivership and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in the two relationships. Proceeds from the sale of a unit in the construction loan relationship during the first quarter of 2024 were used to the paydown principal of the related loan balance.

Loan charge-offs are concentrated mainly in purchased unsecured consumer loans. Charged-off balances related to loans purchased through the Splash Financial unsecured consumer loan program totaled $713,000 during the current quarter, or 85% of gross charge-offs. The Bank's participation in the program was discontinued in 2023. Total Splash loan balances of $6.0 million and $7.3 million were included in Auto and Other Consumer loans at March 31, 2024 and December 31, 2023, respectively. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of March 31, 2024.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	March 31, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$383,905	$378,432	$5,473	1.4%
Multi-family	339,538	333,094	6,444	1.9
Commercial real estate	385,130	387,983	(2,853)	(0.7)
Construction and land	125,347	129,691	(4,344)	(3.3)
Total real estate loans	1,233,920	1,229,200	4,720	0.4
Consumer:
Home equity	72,391	69,403	2,988	4.3
Auto and other consumer	268,834	249,130	19,704	7.9
Total consumer loans	341,225	318,533	22,692	7.1
Commercial business loans	136,297	112,295	24,002	21.4
Total loans	1,711,442	1,660,028	51,414	3.1
Less:
Derivative basis adjustment	710	—	710	100.0
Allowance for credit losses on loans	17,958	17,510	448	2.6
Loans receivable, net	$1,692,774	$1,642,518	$50,256	3.1

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	March 31, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,237	$1,844	$(607)	(32.9)%
Multi-family	708	—	708	100.0
Commercial real estate	22	28	(6)	(21.4)
Construction and land	14,440	14,986	(546)	(3.6)
Total real estate loans	16,407	16,858	(451)	(2.7)
Consumer loans:
Home equity	121	123	(2)	(1.6)
Auto and other consumer	1,012	786	226	28.8
Total consumer loans	1,133	909	224	24.6
Commercial business	1,941	877	1,064	121.3
Total nonaccrual loans	$19,481	$18,644	$837	4.5

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.64%	1.12%	0.52%	46.4

In the first quarter of 2024, the Bank changed the classification of assets related to the six properties included in the Sale Agreement with Mountainseed to properties held for sale on the Consolidated Balance Sheets. The Bank received the full sales price of $14.7 million. It is expected that proceeds of the sale transaction will be deployed into interest-earning assets or used to pay down advances. First Fed is leasing back the six properties sold to Mountainseed under agreements with initial terms of 15 years with one 15-year renewal option each. The leases, recorded in the second quarter of 2024, resulted in an increase of $12.2 million to both other assets and other liabilities for the related right-of-use assets and lease liabilities created by the contracts, respectively.

Liabilities. Total liabilities increased to $2.08 billion at March 31, 2024, from $2.04 billion at December 31, 2023, due to an increase in borrowings of $50.5 million. partially offset by a decrease in deposits of $10.3 million.

Deposit balances decreased $10.3 million to $1.67 billion at March 31, 2024 from $1.68 billion at December 31, 2023. During first quarter of 2024, total retail deposit balances increased $5.2 million while brokered deposit balances decreased $15.4 million. Within retail deposit balances, an increase in money market accounts of $33.2 million and demand deposit accounts of $2.0 million was partially offset by a decrease in retail CDs of $24.5 million and savings accounts of $5.6 million. Increases in demand and money market accounts were driven by customer behavior as they sought out higher rates offered as CD specials matured. We utilize brokered CDs as an additional funding source to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment continues to contribute to greater competition for deposits with additional deposit rate specials offered to attract new funds.

FHLB advances increased $47.0 million, or 17.1% to $322.0 million at March 31, 2024, from $275.0 million at December 31, 2023. We increased both short-term and long-term advances to provide additional balance sheet liquidity and fund loan growth.

Equity. Total shareholders' equity decreased $2.8 million to $160.5 million for the three months ended March 31, 2024. The Company recorded year-to-date net income of $396,000 and a $730,000 increase in the fair market value of derivatives, net of taxes. Increases were offset by an increase in the after-tax unrealized loss on available-for-sale investments securities of $588,000, $671,000 of dividends declared and $3.0 million for the cost of repurchased shares. Year-to-date, we repurchased 214,132 shares of common stock under the October 2020 stock repurchase plan at an average price of $14.03 per share for a total of $3.0 million, with no shares remaining in the current share repurchase program. In April 2024, the Board of Directors authorized a new buyback plan of up to 10% of shares outstanding.

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023

General. Net income attributable to the Company was $396,000 for the three months ended March 31, 2024, compared to $3.5 million for the three months ended March 31, 2023. A $3.9 million decrease in net interest income after provision for credit losses and a $146,000 decrease in noninterest income was offset by a $568,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased $2.4 million to $13.9 million for the three months ended March 31, 2024, from $16.3 million for the three months ended March 31, 2023. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 133 basis points to 3.14% for the three months ended March 31, 2024, compared to 1.81% for the same period in the prior year. This was due to higher rates paid on all deposits and borrowings and an increase in the average balances of CDs and borrowings. The cost of total deposits increased 131 basis points to 2.43% for the three months ended March 31, 2024, compared to 1.12% for the same period in 2023. The average yield on interest-earning assets increased 47 basis points to 5.42% for the three months ended March 31, 2024, compared to 4.95% for the same period last year, due primarily to higher yields on variable-rate assets and new loan originations.

Total cost of funds increased 121 basis points to 2.74% for the three months ended March 31, 2024, from 1.53% for the same period in 2023. The net interest margin decreased 70 basis points to 2.76% for the three months ended March 31, 2024, from 3.46% for the same period in 2023. While increases in the cost of funding currently outpace the growth of the yield on interest-earning assets, the Company has taken measures to reverse interest rate margin compression. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. Lower yielding investment securities were sold at a loss in December 2023 and $45.3 million of higher-yielding security investments were purchased during the first quarter of 2024. Income on the Bank's fair value hedging agreements on securities increased quarter-over-quarter by $157,000. The fair value hedge on loans established mid-quarter brought in $173,000 for the first quarter of 2024.

Interest Income. Total interest income increased $4.0 million, or 17.4%, to $27.3 million for the three months ended March 31, 2024, from $23.3 million for the comparable period in 2023, primarily due to higher yields on interest-earning assets. Interest and fees on loans receivable increased $3.3 million, to $22.8 million for the three months ended March 31, 2024, from $19.5 million for the three months ended March 31, 2023, primarily due to an increase in average loan yields to 5.51% for the three months ended March 31, 2024, from 5.16% for the same period in 2023, coupled with an increase in the average balance of net loans receivable of $127.1 million compared to the first quarter of 2023. The loan portfolio has grown through our renewed short-term participation in the Northpointe MPP, draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 82 basis points to 4.75% compared to the same period in 2023, as increases in floating bond rates, sales of lower-yielding bonds, purchases of new bonds at higher yields and a reduction in amortization of premium costs as prepayment speeds slow down have all positively impacted investment securities income. The yield on interest-earning deposits in banks also increased to 5.57% from 4.63% for the comparable period in 2023, benefitting from increases in rates paid on excess balances held at the FRB.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,661,420	5.51%	$1,534,312	5.16%	$3,263
Investment securities	307,490	4.75	328,364	3.93	450
FHLB stock	12,328	9.20	11,175	6.97	90
Interest-earning deposits in banks	46,583	5.57	35,420	4.63	241
Total interest-earning assets	$2,027,821	5.42%	$1,909,271	4.95%	$4,044

Interest Expense. Total interest expense increased $6.4 million, or 92.0%, to $13.4 million for the three months ended March 31, 2024, compared to $7.0 million for the three months ended March 31, 2023. The increase over the first quarter of 2023 was the result of an increase in the cost of deposits to 2.43% from 1.12% in same period one year ago along with higher volumes of CDs. A shift in the deposit mix from no or low-cost transaction and money market accounts to a higher volume of CDs resulted in higher costs of deposits. Borrowing expense increased due to an average balance increase of $20.7 million and an increase in the cost of advances, primarily FHLB advances, compared to the same period in 2023.

Average deposit account balances were composed of 85% in interest-bearing deposits and 15% in noninterest-bearing deposits at March 31, 2024, compared to 81% and 19%, respectively, at March 31, 2023. During the three months ended March 31, 2024, interest expense increased on CDs due to an increase in the average balances of $195.7 million, along with an increase in the average rates paid of 135 basis points, compared to the three months ended March 31, 2023. During the same period, the average balances of money market accounts decreased $56.6 million, offset by a 135 basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 2.86% for the three months ended March 31, 2024, from 1.37% for the three months ended March 31, 2023, due to changes to the deposit mix, driven by customer preferences and the use of higher-rate promotional products designed to retain existing deposits and generate new deposits. The mix of customer deposit balances shifted from non-maturity accounts towards higher cost term certificate products. Customer CDs represented 28.4% and 22.8% of customer deposits at March 31, 2024 and 2023, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$165,379	0.45%	$187,288	0.42%	$(7)
Money market accounts	377,505	2.08	434,057	0.73	1,173
Savings accounts	235,784	1.63	219,366	0.70	577
Certificates of deposit, retail	437,525	4.13	293,488	2.59	2,623
Certificates of deposit, brokered	205,923	4.94	154,230	2.99	1,393
Advances	252,912	4.60	232,189	3.90	662
Subordinated debt	39,446	4.02	39,365	4.06	—
Total interest-bearing liabilities	$1,714,474	3.14%	$1,559,983	1.81%	$6,421

Provision for Credit Losses. The Company recorded a $970,000 provision for credit losses in the three months ended March 31, 2024. A provision for credit losses on loans of $1.2 million was the result of an increase in the loss factors applied to residential real estate and commercial business loans, growth in the commercial business loan portfolio and additional charge-offs from the Splash unsecured consumer loan program, partially offset by a decrease in the loss factors applied to Woodside auto and construction loans. A recapture of $269,000 due to a lower loss factor applied to unfunded commitment balances further offset the provision for credit losses on loans recorded during the current quarter. This compares to a $500,000 loan loss provision recapture for the three months ended March 31, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased significantly compared to the same period in 2023, a large portion of the nonaccrual loan balance is comprised of well-secured real estate loans which the Company believes will be sufficient to repay the loans in full upon sale of the underlying collateral.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Provision for (recapture of) credit losses on loans	$1,239	$(515)
Net charge-offs	(791)	(944)
Allowance for credit losses on loans	17,958	17,396
Allowance for losses as a percentage of gross loans receivable at period end	1.05%	1.10%
Total nonaccrual loans	19,481	2,633
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	92%	661%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.64%	0.17%
Total loans receivable	$1,711,442	$1,579,464

(Recapture of) provision for credit losses on unfunded commitments	$(269)	$15
Reserve for unfunded commitments	548	1,336
Unfunded loan commitments	148,736	202,720

Noninterest Income. Noninterest income decreased $146,000, or 6.3%, to $2.2 million for the three months ended March 31, 2024, from $2.3 million for the three months ended March 31, 2023. The decrease was primarily due to lower servicing asset valuation and gain on sale of loans, partially offset by an unrealized gain on partnership investments. Saleable mortgage loan production and related gains continued to be impacted by higher market rates on mortgage loans compared to the prior year. The conversion of lower-yielding BOLI policies was initiated in the first quarter of 2024 and is expected to be finalized in the third quarter.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,102	$1,141	$(39)	(3.4)%
Sold loan servicing fees and servicing rights mark-to-market	219	493	(274)	(55.6)
Net gain on sale of loans	52	176	(124)	(70.5)
Increase in cash surrender value of bank-owned life insurance	243	226	17	7.5
Other income	572	298	274	91.9
Total noninterest income	$2,188	$2,334	$(146)	(6.3)%

Noninterest Expense. Noninterest expense decreased $568,000, or 3.8%, to $14.3 million for the three months ended March 31, 2024, compared to $14.9 million for the three months ended March 31, 2023. The decrease in expenses compared to the first quarter of 2023 is mainly due to lower advertising costs and a $218,000 reduction in the accrual for a civil money penalty assessed by the FDIC. The civil money penalty was originally accrued for in the fourth quarter of 2023. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending while the net interest margin compression persists, given higher market rates and an inverted yield curve.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,128	$7,837	$291	3.7%
Data processing	1,944	2,038	(94)	(4.6)
Occupancy and equipment	1,240	1,209	31	2.6
Supplies, postage, and telephone	293	355	(62)	(17.5)
Regulatory assessments and state taxes	513	389	124	31.9
Advertising	309	1,041	(732)	(70.3)
Professional fees	910	806	104	12.9
FDIC insurance premium	386	257	129	50.2
Other expense	580	939	(359)	(38.2)
Total noninterest expense	$14,303	$14,871	$(568)	(3.8)%

Provision for Income Tax. An income tax expense of $447,000 was recorded for the three months ended March 31, 2024, compared to $825,000 for the three months ended March 31, 2023, due to a year-over-year decrease in income before taxes of $3.4 million. The current year provision also includes a tax penalty estimate for the early surrender of a BOLI contract. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2024 and 2023. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2024			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,661,420	$22,767	5.51%	$1,534,312	$19,504	5.16%
Investment securities	307,490	3,632	4.75	328,364	3,182	3.93
FHLB dividends	12,328	282	9.20	11,175	192	6.97
Interest-earning deposits in banks	46,583	645	5.57	35,420	404	4.63
Total interest-earning assets (3)	2,027,821	27,326	5.42	1,909,271	23,282	4.95
Noninterest-earning assets	138,366			140,939
Total average assets	$2,166,187			$2,050,210
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,379	$187	0.45	$187,288	$194	0.42
Money market accounts	377,505	1,949	2.08	434,057	776	0.73
Savings accounts	235,784	953	1.63	219,366	376	0.70
Certificates of deposit, retail	437,525	4,494	4.13	293,488	1,871	2.59
Certificates of deposit, brokered	205,923	2,529	4.94	154,230	1,136	2.99
Total interest-bearing deposits (4)	1,422,116	10,112	2.86	1,288,429	4,353	1.37
Advances	252,912	2,892	4.60	232,189	2,230	3.90
Subordinated debt	39,446	394	4.02	39,365	394	4.06
Total interest-bearing liabilities	1,714,474	13,398	3.14	1,559,983	6,977	1.81
Noninterest-bearing deposits (4)	249,283			294,235
Other noninterest-bearing liabilities	40,563			36,673
Total average liabilities	2,004,320			1,890,891
Average equity	161,867			159,319
Total average liabilities and equity	$2,166,187			$2,050,210

Net interest income		$13,928			$16,305
Net interest rate spread			2.28			3.14
Net earning assets	$313,347			$349,288
Net interest margin (5)			2.76			3.46
Average interest-earning assets to average interest-bearing liabilities	118.3%			122.4%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $171,000 and $88,000 for the three months ended March 31, 2024 and 2023, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.43% and 1.12% for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended
	March 31, 2024 Compared to March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,724	$1,539	$3,263
Investments	(191)	641	450
FHLB stock	21	69	90
Other (1)	131	110	241
Total interest-earning assets	$1,685	$2,359	$4,044

Interest-bearing liabilities:
Interest-bearing demand deposits	$(21)	$14	$(7)
Money market accounts	(98)	1,271	1,173
Savings accounts	30	547	577
Certificates of deposit, retail	938	1,685	2,623
Certificates of deposit, brokered	390	1,003	1,393
Advances	211	451	662
Subordinated debt	—	—	—
Total interest-bearing liabilities	$1,450	$4,971	$6,421

Change in net interest income	$235	$(2,612)	$(2,377)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2024 and the year ended December 31, 2023, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2024, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$493,494	$72,095	$45,515	$—	$611,104
FHLB advances	257,000	55,000	10,000	—	322,000
Line of credit	10,000	—	—	—	10,000
Subordinated debt obligation	—	—	—	39,455	39,455
Operating leases	916	1,859	1,525	3,076	7,376
Borrower taxes and insurance	2,398	—	—	—	2,398
Deferred compensation	126	292	214	863	1,495
Total contractual obligations	$763,934	$129,246	$57,254	$43,394	$993,828

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2024:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Variable-rate	$330	$—	$—	$—	$330
Unfunded commitments under lines of credit	17,347	11,306	3,791	63,654	96,098
Unfunded commitments under existing construction loans	19,553	14,977	760	15,748	51,038
Unfunded commitments under existing maritime loans	—	—	—	1,600	1,600
Standby letters of credit	3,605	58	—	200	3,863
Unfunded commitments under partnership agreements	3,659	—	—	—	3,659
Total commitments	$44,494	$26,341	$4,551	$81,202	$156,588

Liquidity Management

Liquidity is the ability to meet current and future short-term and long-term financial obligations. Our primary sources of funds consist of investment security principal and interest payments, customer and brokered deposit inflows, loan repayments and maturities, sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our liquidity management, interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $77.4 million and unpledged securities classified as available-for-sale had a market value of $284.8 million. The Bank pledged collateral of $595.8 million to support borrowings from the FHLB, with a remaining borrowing capacity of $213.0 million at March 31, 2024. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $18.2 million were pledged as of March 31, 2024, providing a borrowing capacity of $17.4 million, which the Bank has not borrowed against to-date. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $10.0 million at March 31, 2024.

At March 31, 2024, we had $330,000 in commitments to originate new loans, $3.9 million in standby letters of credit and $148.7 million in undisbursed loans, including $51.0 million in undisbursed construction loan commitments and $1.6 million in undisbursed maritime fabrication loan commitments.

CDs due within one year as of March 31, 2024, totaled $493.5 million, or 80.8% of CDs with a weighted-average rate of 4.42%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We have the ability to attract and retain deposits by adjusting the interest rates offered as well as through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 59% of deposit account balances held by consumers, 29% held by business and public fund depositors, and 12% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $27,000 at March 31, 2024. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2024, the Company, on an unconsolidated basis, had liquid assets of $587,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At March 31, 2024, shareholders' equity totaled $160.5 million, or 7.2% of total assets. Our book value per share of common stock was $17.00 at March 31, 2024, compared to $16.99 at December 31, 2023.

At March 31, 2024, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2024.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$212,829	9.7%	$87,400	4.0%	$109,250	5.0%
Common equity tier 1 (to risk-weighted assets)	$212,829	12.6	76,223	4.5	110,100	6.5
Tier 1 risk-based capital (to risk-weighted assets)	$212,829	12.6	101,631	6.0	135,508	8.0
Total risk-based capital (to risk-weighted assets)	$229,860	13.6	135,508	8.0	169,385	10.0

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the 2023 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2024 - January 31, 2024	14,176	$14.07	12,477	201,655
February 1, 2024 - February 29, 2024	201,655	14.03	201,655	—
March 1, 2024 - March 31, 2024	7,761	—	—	—
Total	223,592	$14.03	214,132

(1) Shares repurchased by the Company during the quarter include shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 1,699 shares, 0 shares, and 7,761 shares, respectively, for the periods indicated.

(2) On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 1,023,420 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of October 27, 2020. As of March 31, 2024, a total of 1,023,420 shares, or 100.0% percent of the shares authorized in the October 2020 stock repurchase plan, have been purchased at an average cost of $15.41 per share, leaving 0 shares available for future purchases. In April 2024, the Board of Directors authorized a new buyback plan of up to 10% of shares outstanding.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended  March 31, 2024, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed 2024 Officer Incentive Plan	X
10.2*	Non-Employee Director Compensation Policy	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 13, 2024	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2024	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)