Form 10-Q
period 2024-06-30
First Northwest Bancorp
filed 2024-08-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2024, there were 9,442,764 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$19,184	$19,845
Interest-earning deposits in banks	63,995	103,324
Investment securities available for sale, at fair value	306,714	295,623
Loans held for sale	1,086	753
Loans receivable (net of allowance for credit losses on loans of $21,462 and $17,510)	1,682,282	1,642,518
Federal Home Loan Bank (FHLB) stock, at cost	13,086	13,664
Accrued interest receivable	9,466	7,894
Premises and equipment, net	10,714	18,049
Servicing rights on sold loans, at fair value	3,740	3,793
Bank-owned life insurance, net	41,113	40,578
Equity and partnership investments	15,085	14,794
Goodwill and other intangible assets, net	1,084	1,086
Deferred tax asset, net	12,216	13,001
Prepaid expenses and other assets	39,873	26,875
Total assets	$2,219,638	$2,201,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,708,288	$1,676,892
Borrowings	302,575	320,936
Accrued interest payable	3,143	3,396
Accrued expenses and other liabilities	41,810	35,973
Advances from borrowers for taxes and insurance	1,304	1,260
Total liabilities	2,057,120	2,038,457

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,453,247 shares at June 30, 2024, and 9,611,876 shares at December 31, 2023	94	96
Additional paid-in capital	93,985	95,784
Retained earnings	106,959	107,349
Accumulated other comprehensive loss, net of tax	(31,597)	(32,636)
Unearned employee stock ownership plan (ESOP) shares	(6,923)	(7,253)
Total shareholders' equity	162,518	163,340
Total liabilities and shareholders' equity	$2,219,638	$2,201,797

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans receivable	$23,749	$21,299	$46,516	$40,803
Interest on investment securities	3,949	3,336	7,581	6,518
Interest on deposits and other	571	617	1,216	1,021
FHLB dividends	358	222	640	414
Total interest income	28,627	25,474	55,953	48,756
INTEREST EXPENSE
Deposits	10,180	6,209	20,292	10,562
Borrowings	4,196	3,283	7,482	5,907
Total interest expense	14,376	9,492	27,774	16,469
Net interest income	14,251	15,982	28,179	32,287
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	4,138	300	5,377	315
Provision for (recapture of) credit losses on unfunded commitments	99	—	(170)	(515)
Provision for (recapture of) credit losses	4,237	300	5,207	(200)
Net interest income after provision for (recapture of) credit losses	10,014	15,682	22,972	32,487
NONINTEREST INCOME
Loan and deposit service fees	1,076	1,064	2,178	2,205
Sold loan servicing fees and servicing rights mark-to-market	74	(191)	293	302
Net gain on sale of loans	150	58	202	234
Net (loss) gain on sale of investment securities	(2,117)	—	(2,117)	—
Net gain on sale of premises and equipment	7,919	—	7,919	—
Increase in cash surrender value of bank-owned life insurance	293	190	536	416
Other (loss) income	(48)	590	524	888
Total noninterest income	7,347	1,711	9,535	4,045
NONINTEREST EXPENSE
Compensation and benefits	8,588	8,180	16,716	16,017
Data processing	2,008	2,080	3,952	4,118
Occupancy and equipment	1,799	1,214	3,039	2,423
Supplies, postage, and telephone	317	435	610	790
Regulatory assessments and state taxes	457	424	970	813
Advertising	377	929	686	1,970
Professional fees	684	884	1,594	1,690
FDIC insurance premium	473	313	859	570
Other expense	906	758	1,486	1,697
Total noninterest expense	15,609	15,217	29,912	30,088
Income before provision for income taxes	1,752	2,176	2,595	6,444
Provision for income taxes	334	475	781	1,300
Net income	1,418	1,701	1,814	5,144
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	75	—	160
Net income attributable to parent	$1,418	$1,776	$1,814	$5,304

Basic and diluted earnings per common share	$0.16	$0.20	$0.21	$0.59

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$1,418	$1,701	$1,814	$5,144

Other comprehensive income (loss):
Unrealized holding (losses) gains on investments available for sale arising during the period	(1,270)	(4,152)	(2,017)	639
Income tax benefit related to unrealized holding (losses) gains on investments	273	1,115	432	86
Amortization of unrecognized DB plan prior service cost	38	38	75	76
Income tax provision related to amortization of DB plan prior service cost	(8)	(8)	(16)	(16)
Unrealized holding gains (losses) on derivatives	219	1,336	1,148	(392)
Income tax (provision) benefit related to unrealized holding gains (losses) on derivatives	(47)	(287)	(246)	84
Reclassification adjustment for net losses on sales of securities realized in income	2,117	—	2,117	—
Income tax provision related to reclassification adjustment on sales of securities	(454)	—	(454)	—
Other comprehensive income (loss), net of tax	868	(1,958)	1,039	477
Comprehensive income (loss)	2,286	(257)	2,853	5,621
Comprehensive loss attributable to noncontrolling interest	—	(75)	—	(160)
Comprehensive income (loss) attributable to parent	$2,286	$(182)	$2,853	$5,781

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at March 31, 2023	9,674,055	$97	$95,333	$114,139	$(7,749)	$(38,108)	$(3,376)	$160,336
Net income				1,776			(75)	1,701
Common stock repurchased	(30,176)	(1)	(301)	(39)				(341)
Restricted stock award forfeitures net of grants	(8,911)	—	—					—
Restricted stock awards canceled	(1,472)	—	(17)					(17)
Other comprehensive loss, net of tax						(1,958)		(1,958)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			358					358
ESOP shares committed to be released			(13)		166			153
Cash dividends declared ($0.07 per share)				(675)				(675)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

Balance at March 31, 2024	9,442,796	$94	$93,763	$106,202	$(7,088)	$(32,465)	$—	$160,506
Net income				1,418			—	1,418
Restricted stock award grants net of forfeitures	12,151	—	—					—
Restricted stock awards canceled	(1,700)	—	(18)					(18)
Other comprehensive income, net of tax						868		868
Share-based compensation expense			257					257
ESOP shares committed to be released			(17)		165			148
Cash dividends declared ($0.07 per share)				(661)				(661)
Balance at June 30, 2024	9,453,247	$94	$93,985	$106,959	$(6,923)	$(31,597)	$—	$162,518

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				5,304			(160)	5,144
Common stock repurchased	(74,617)	(1)	(745)	(222)				(968)
Restricted stock award grants net of forfeitures	16,338	—	—					—
Restricted stock awards canceled	(11,806)	—	(162)					(162)
Other comprehensive income, net of tax						477		477
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			749					749
ESOP shares committed to be released			10		330			340
Cash dividends declared ($0.14 per share)				(1,354)				(1,354)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340
Net income				1,814			—	1,814
Common stock repurchased	(214,132)	(2)	(2,169)	(872)				(3,043)
Restricted stock award grants net of forfeitures	66,663	—	—					—
Restricted stock awards canceled	(11,160)	—	(166)					(166)
Other comprehensive income, net of tax						1,039		1,039
Share-based compensation expense			521					521
ESOP shares committed to be released			15		330			345
Cash dividends declared ($0.14 per share)				(1,332)				(1,332)
Balance at June 30, 2024	9,453,247	$94	$93,985	$106,959	$(6,923)	$(31,597)	$—	$162,518

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income before noncontrolling interest	$1,814	$5,144
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	745	799
Amortization of core deposit intangible	2	2
Amortization and accretion of premiums and discounts on investments, net	299	711
Accretion of deferred loan fees and purchased premiums, net	(704)	(160)
Amortization of debt issuance costs	39	39
Change in fair value of sold loan servicing rights	86	137
Additions to servicing rights on sold loans, net	(33)	(75)
Provision for credit losses on loans	5,377	315
Recapture of provision for credit losses on unfunded commitments	(170)	(515)
Allocation of ESOP shares	345	340
Share-based compensation expense	521	749
Gain on sale of loans, net	(202)	(234)
Loss on sale of securities available for sale, net	2,117	—
Increase in cash surrender value of life insurance, net	(536)	(416)
Origination of loans held for sale	(10,366)	(13,294)
Proceeds from sale of loans held for sale	10,235	12,076
Change in assets and liabilities:
Increase in accrued interest receivable	(1,572)	(737)
(Increase) decrease in prepaid expenses and other assets	(11,533)	1,299
(Decrease) increase in accrued interest payable	(253)	912
Increase in accrued expenses and other liabilities	7,063	10,699
Net cash provided by operating activities	3,274	17,791

Cash flows from investing activities:
Purchase of securities available for sale	(53,027)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	18,571	4,535
Proceeds from sales of securities available for sale	21,048	—
Redemption (purchase) of FHLB stock	578	(940)
Purchase of bank-owned life insurance, net of surrenders	(6,140)	—
Early surrender of bank-owned life insurance policy	6,140	15
Net increase in loans receivable	(44,437)	(91,792)
Net sale (purchase) of premises and equipment, net of amortization	6,590	(850)
Capital contributions to equity and partnership investments	(6,306)	(209)
Capital disbursements received from equity and partnership investments	6,499	347
Capital contributions to low-income housing tax credit partnerships	(1,274)	—
Net cash used by investing activities	(51,758)	(88,894)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net increase in deposits	$31,396	$88,867
Proceeds from long-term FHLB advances	105,000	15,000
Repayment of long-term FHLB advances	(15,000)	(10,000)
Net (decrease) increase in short-term FHLB advances	(104,900)	14,000
Net decrease in line of credit	(3,500)	(1,000)
Net increase (decrease) in advances from borrowers for taxes and insurance	44	(227)
Payment of dividends	(1,337)	(1,354)
Restricted stock awards canceled	(166)	(162)
Repurchase of common stock	(3,043)	(968)
Net cash provided by financing activities	8,494	104,156
Net (decrease) increase in cash and cash equivalents	(39,990)	33,053
Cash and cash equivalents at beginning of period	123,169	45,596
Cash and cash equivalents at end of period	$83,179	$78,649

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$28,027	$15,557
Cash paid for income taxes	$3	$1,811

Supplemental disclosures of noncash investing activities:
Change in unrealized gain on securities available for sale	$100	$639
Change in unrealized gain (loss) on fair value hedge	$1,148	$(392)
Amortization of unrecognized DB plan prior service cost	$75	$76
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$—	$(3,735)
Lease liabilities arising from obtaining right-of-use assets	$12,158	$—

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at June 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$94,157	$—	$(15,332)	$78,825	$—
U.S. government agency issued asset-backed securities (ABS agency)	14,035	14	(67)	13,982	—
Corporate issued asset-backed securities (ABS corporate)	16,505	7	(29)	16,483	—
Corporate issued debt securities (Corporate debt)	58,146	—	(5,254)	52,892	—
U.S. Small Business Administration securities (SBA)	9,748	32	(8)	9,772	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	90,201	20	(12,920)	77,301	—
Non-agency issued mortgage-backed securities (MBS non-agency)	62,149	—	(4,690)	57,459	—
Total securities available for sale	$344,941	$73	$(38,300)	$306,714	$—

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

There were no securities classified as held-to-maturity at  June 30, 2024 and  December 31, 2023. There was no allowance for credit losses on investment securities recorded at  June 30, 2024 and  December 31, 2023, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.3 million and $1.9 million as of June 30, 2024 and  December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,332)	$78,525	$(15,332)	$78,525
ABS agency	(67)	9,951	—	—	(67)	9,951
ABS corporate	(29)	10,212	—	—	(29)	10,212
Corporate debt	(98)	1,582	(5,156)	51,309	(5,254)	52,891
SBA	(8)	4,302	—	—	(8)	4,302
Mortgage-backed securities:
MBS agency	(449)	23,861	(12,471)	50,446	(12,920)	74,307
MBS non-agency	(2)	1,031	(4,688)	56,428	(4,690)	57,459
Total available-for-sale in a loss position	$(653)	$50,939	$(37,647)	$236,708	$(38,300)	$287,647

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

There were 23 available-for-sale securities with unrealized losses of less than one year, and 146 available-for-sale securities with an unrealized loss of more than one year at June 30, 2024. There were 6 available-for-sale securities with unrealized losses of less than one year, and 156 available-for-sale securities with an unrealized loss of more than one year at December 31, 2023. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at June 30, 2024, or December 31, 2023.

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

	June 30, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$19,396	$19,230
Due after one through five years	4,279	4,221
Due after five through ten years	8,204	7,653
Due after ten years	120,471	103,656
Total mortgage-backed securities	152,350	134,760
All other investment securities:
Due within one year	1,300	1,090
Due after one through five years	17,174	16,491
Due after five through ten years	56,714	50,858
Due after ten years	117,403	103,515
Total all other investment securities	192,591	171,954
Total investment securities	$344,941	$306,714

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$25,279	$25,017
Due after one through five years	16,622	16,029
Due after five through ten years	8,874	8,197
Due after ten years	106,445	90,097
Total mortgage-backed securities	157,220	139,340
All other investment securities:
Due within one year	300	300
Due after one through five years	18,187	17,384
Due after five through ten years	57,328	50,768
Due after ten years	100,915	87,831
Total all other investment securities	176,730	156,283
Total investment securities	$333,950	$295,623

Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales	$21,048	$—	$21,048	$—
Gross realized gains	—	—	—	—
Gross realized losses	(2,117)	—	(2,117)	—

Note 3 - Loans Receivable

The Company has identified three segments of its loan portfolio that reflect the structure of the lending function, the Company's strategic plan and the manner in which management monitors performance and credit quality. The three loan portfolio segments are: Real Estate Loans, Consumer Loans and Commercial Business Loans. These segments are further disaggregated into classes based on similar attributes and risk characteristics.

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and premiums of $19.1 million as of  June 30, 2024 and $14.8 million as of  December 31, 2023. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $7.1 million as of  June 30, 2024 and $6.0 million as of  December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Real Estate:
One-to-four family	$389,934	$378,432
Multi-family	350,076	333,094
Commercial real estate	375,511	387,983
Construction and land	111,251	129,691
Total real estate loans	1,226,772	1,229,200
Consumer:
Home equity	72,613	69,403
Auto and other consumer	285,623	249,130
Total consumer loans	358,236	318,533
Commercial business loans	119,753	112,295
Total loans receivable	1,704,761	1,660,028
Less:
Derivative basis adjustment	1,017	—
Allowance for credit losses on loans	21,462	17,510
Total loans receivable, net	$1,682,282	$1,642,518

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	June 30, 2024			December 31, 2023
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$393	$1,357	$1,750	$418	$1,426	$1,844
Multi-family	—	708	708	—	—	—
Commercial real estate	14	—	14	28	—	28
Construction and land	14,438	8,832	23,270	6	14,980	14,986
Home equity	89	29	118	92	31	123
Auto and other consumer	50	696	746	38	748	786
Commercial business	2,777	885	3,662	165	712	877
Total nonaccrual loans	$17,761	$12,507	$30,268	$747	$17,897	$18,644

Interest income recognized on a cash basis on nonaccrual loans for the three months ended June 30, 2024 and 2023, was $66,000 and $18,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the six months ended June 30, 2024 and 2023, was $141,000 and $26,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were three loans with a total amortized cost of $8.5 million that were past due 90 days or more and still accruing interest at  June 30, 2024. The loans were well secured and met the regulatory criteria for continuing to accrue interest. There were no loans past due 90 days or more and still accruing interest at  December 31, 2023.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
June 30, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$—	$928	$928	$389,006	$389,934
Multi-family	—	—	708	708	349,368	350,076
Commercial real estate	—	—	8,529	8,529	366,982	375,511
Construction and land	—	—	15,165	15,165	96,086	111,251
Total real estate loans	—	—	25,330	25,330	1,201,442	1,226,772
Consumer:
Home equity	—	—	—	—	72,613	72,613
Auto and other consumer	1,118	418	720	2,256	283,367	285,623
Total consumer loans	1,118	418	720	2,256	355,980	358,236
Commercial business loans	24	14	3,265	3,303	116,450	119,753
Total loans	$1,142	$432	$29,315	$30,889	$1,673,872	$1,704,761

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$802	$—	$1,010	$1,812	$376,620	$378,432
Multi-family	—	—	—	—	333,094	333,094
Commercial real estate	—	8,526	—	8,526	379,457	387,983
Construction and land	14	—	—	14	129,677	129,691
Total real estate loans	816	8,526	1,010	10,352	1,218,848	1,229,200
Consumer:
Home equity	59	—	—	59	69,344	69,403
Auto and other consumer	1,854	601	791	3,246	245,884	249,130
Total consumer loans	1,913	601	791	3,305	315,228	318,533
Commercial business loans	1,117	757	—	1,874	110,421	112,295
Total loans	$3,846	$9,884	$1,801	$15,531	$1,644,497	$1,660,028

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of  June 30, 2024, as well as gross charge-off activity for the six months ended June 30, 2024. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$297	$3,503	$119,977	$118,380	$66,971	$73,890	$—	$383,018
Watch (Grade 4)	—	—	274	1,322	1,016	2,139	—	4,751
Special Mention (Grade 5)	—	—	—	—	297	79	—	376
Substandard (Grade 6)	—	—	—	—	859	930	—	1,789
Total one-to-four family	297	3,503	120,251	119,702	69,143	77,038	—	389,934
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	87	52,130	114,474	90,320	56,083	11,491	—	324,585
Watch (Grade 4)	—	—	8,819	14,980	—	984	—	24,783
Substandard (Grade 6)	—	—	—	—	708	—	—	708
Total multi-family	87	52,130	123,293	105,300	56,791	12,475	—	350,076
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	5,202	52,303	78,763	98,936	70,852	32,228	—	338,284
Watch (Grade 4)	—	4,380	4,311	—	8,725	776	—	18,192
Special Mention (Grade 5)	—	—	—	6,478	—	2,739	—	9,217
Substandard (Grade 6)	—	—	14	8,529	1,275	—	—	9,818
Total commercial real estate	5,202	56,683	83,088	113,943	80,852	35,743	—	375,511
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	11,873	24,419	26,161	18,632	708	606	—	82,399
Watch (Grade 4)	—	5,543	—	—	—	27	—	5,570
Special Mention (Grade 5)	—	—	—	—	—	12	—	12
Substandard (Grade 6)	8,099	15,165	—	—	—	6	—	23,270
Total construction and land	19,972	45,127	26,161	18,632	708	651	—	111,251
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	2,881	6,533	6,765	4,374	2,784	5,279	43,550	72,166
Watch (Grade 4)	—	—	—	—	36	28	253	317
Substandard (Grade 6)	—	—	—	29	57	12	32	130
Total home equity	2,881	6,533	6,765	4,403	2,877	5,319	43,835	72,613
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	53,862	52,536	73,374	40,423	14,779	46,667	466	282,107
Watch (Grade 4)	605	452	688	62	251	306	2	2,366
Special Mention (Grade 5)	32	118	223	39	22	—	—	434
Substandard (Grade 6)	54	58	—	388	151	65	—	716
Total auto and other consumer	54,553	53,164	74,285	40,912	15,203	47,038	468	285,623
Gross charge-offs year-to-date	—	312	1,028	44	—	220	34	1,638
Commercial business
Pass (Grades 1-3)	20,699	22,062	10,139	4,244	1,924	13,683	27,538	100,289
Watch (Grade 4)	1,687	190	3,839	3,788	—	—	(38)	9,466
Special Mention (Grade 5)	—	—	14	—	—	—	—	14
Substandard (Grade 6)	—	273	4,559	1,908	724	—	2,493	9,957
Loss (Grade 8)	—	—	—	—	24	—	3	27
Total commercial business	22,386	22,525	18,551	9,940	2,672	13,683	29,996	119,753
Gross charge-offs year-to-date	—	—	33	—	—	—	—	33
Total loans
Pass (Grades 1-3)	94,901	213,486	429,653	375,309	214,101	183,844	71,554	1,582,848
Watch (Grade 4)	2,292	10,565	17,931	20,152	10,028	4,260	217	65,445
Special Mention (Grade 5)	32	118	237	6,517	319	2,830	—	10,053
Substandard (Grade 6)	8,153	15,496	4,573	10,854	3,774	1,013	2,525	46,388
Loss (Grade 8)	—	—	—	—	24	—	3	27
Total loans	$105,378	$239,665	$452,394	$412,832	$228,246	$191,947	$74,299	$1,704,761
Total gross charge-offs year-to-date	$—	$312	$1,061	$44	$—	$220	$34	$1,671

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

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$2,282	$102,389	$118,028	$69,229	$13,882	$65,701	$—	$371,511
Watch (Grade 4)	—	275	1,338	1,569	—	1,295	—	4,477
Special Mention (Grade 5)	—	—	—	300	—	80	—	380
Substandard (Grade 6)	—	—	—	327	482	1,255	—	2,064
Total one-to-four family	2,282	102,664	119,366	71,425	14,364	68,331	—	378,432
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	52,208	105,902	88,293	57,588	6,922	5,356	—	316,269
Watch (Grade 4)	—	—	15,126	708	—	991	—	16,825
Total multi-family	52,208	105,902	103,419	58,296	6,922	6,347	—	333,094
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	52,823	87,712	99,058	76,664	13,096	22,425	—	351,778
Watch (Grade 4)	4,433	1,168	1,340	8,829	3,561	496	—	19,827
Special Mention (Grade 5)	—	—	6,528	—	—	2	—	6,530
Substandard (Grade 6)	—	28	8,526	1,294	—	—	—	9,848
Total commercial real estate	57,256	88,908	115,452	86,787	16,657	22,923	—	387,983
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,772	49,508	23,988	727	344	464	—	95,803
Watch (Grade 4)	6,512	4,935	229	—	—	15	—	11,691
Special Mention (Grade 5)	7,196	—	—	—	—	14	—	7,210
Substandard (Grade 6)	14,981	—	—	—	—	6	—	14,987
Total construction and land	49,461	54,443	24,217	727	344	499	—	129,691
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	7,179	7,169	4,638	3,063	1,331	4,283	41,105	68,768
Watch (Grade 4)	—	—	—	—	—	155	345	500
Substandard (Grade 6)	—	—	30	59	—	13	33	135
Total home equity	7,179	7,169	4,668	3,122	1,331	4,451	41,483	69,403
Gross charge-offs for the year	—	—	—	—	—	10	—	10
Auto and Other Consumer
Pass (Grades 1-3)	49,649	69,052	64,101	29,113	14,660	18,593	385	245,553
Watch (Grade 4)	270	919	579	204	138	59	4	2,173
Special Mention (Grade 5)	90	334	33	162	—	—	—	619
Substandard (Grade 6)	84	393	—	—	30	278	—	785
Total auto and other consumer	50,093	70,698	64,713	29,479	14,828	18,930	389	249,130
Gross charge-offs for the year	—	3,018	15	52	11	112	104	3,312
Commercial business
Pass (Grades 1-3)	23,499	19,191	11,032	2,440	455	13,635	29,976	100,228
Watch (Grade 4)	340	62	275	270	—	(1)	3,806	4,752
Substandard (Grade 6)	291	3,653	104	779	—	(1)	2,489	7,315
Total commercial business	24,130	22,906	11,411	3,489	455	13,633	36,271	112,295
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Total loans
Pass (Grades 1-3)	208,412	440,923	409,138	238,824	50,690	130,457	71,466	1,549,910
Watch (Grade 4)	11,555	7,359	18,887	11,580	3,699	3,010	4,155	60,245
Special Mention (Grade 5)	7,286	334	6,561	462	—	96	—	14,739
Substandard (Grade 6)	15,356	4,074	8,660	2,459	512	1,551	2,522	35,134
Total loans	$242,609	$452,690	$443,246	$253,325	$54,901	$135,114	$78,143	$1,660,028
Total Gross charge-offs for the year	$—	$3,018	$15	$52	$11	$122	$104	$3,322
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

As of June 30, 2024, $31.9 million of loans were individually evaluated with $3.7 million of ACLL attributed to such loans. At June 30, 2024, four individually evaluated loans totaling $2.8 million were evaluated using a discounted cash flow approach and the remaining loans totaling $29.1 million were evaluated based on the underlying value of the collateral. Two of the loans evaluated using the discounted cash flow method were accruing at quarter end, while the remaining loans evaluated using the discounted cash flow method and collateral dependent loans were all on nonaccrual status at June 30, 2024.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
June 30, 2024	Single Family Residence	Multi-family Housing	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,357	$—	$—	$—	$—	$1,357
Multi-family	—	708	—	—	—	708
Construction and land	8,099	—	15,165	—	—	23,264
Home equity	29	—	—	—	—	29
Auto and other consumer	—	—	—	388	—	388
Commercial business	—	—	116	—	3,263	3,379
Total collateral dependent loans	$9,485	$708	$15,281	$388	$3,263	$29,125

	Collateral Type
December 31, 2023	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

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

During the six months ended June 30, 2024, there was one new MLTB, a commercial business loan with a recorded investment of $16,000 for which the Bank agreed to defer payments. The borrower has agreed to resume principal and interest payments at the end of the deferral period. The loan was current at June 30, 2024, based on the modified terms.

During the year ended December 31, 2023, there was one new MLTB, a commercial business loan with a recorded investment of $119,000 for which the Bank agreed to defer principal payments. The borrower continues to make interest-only payments and the loan was current at year end based on the modified terms.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,076	$—	$—	$460	$4,536
Multi-family	1,331	—	—	293	1,624
Commercial real estate	3,382	—	—	(250)	3,132
Construction and land	990	—	—	973	1,963
Home equity	1,741	—	—	(49)	1,692
Auto and other consumer	2,843	(832)	198	658	2,867
Commercial business	3,595	—	—	2,053	5,648
Total	$17,958	$(832)	$198	$4,138	$21,462

	At or For the Six Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$2	$1,559	$4,536
Multi-family	1,154	—	—	470	1,624
Commercial real estate	3,671	—	—	(539)	3,132
Construction and land	1,889	—	—	74	1,963
Home equity	1,077	—	—	615	1,692
Auto and other consumer	4,409	(1,638)	244	(148)	2,867
Commercial business	2,335	(33)	—	3,346	5,648
Total	$17,510	$(1,671)	$246	$5,377	$21,462

	At or For the Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,903	$—	$4	$105	$3,012
Multi-family	1,045	—	—	(4)	1,041
Commercial real estate	2,979	—	—	(55)	2,924
Construction and land	2,782	—	—	(247)	2,535
Home equity	1,084	—	5	36	1,125
Auto and other consumer	4,689	(972)	564	514	4,795
Commercial business	1,914	—	—	(49)	1,865
Total	$17,396	$(972)	$573	$300	$17,297

	At or For the Six Months Ended June 30, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$4	$94	$3,012
Multi-family	2,468	(1,449)	1,019	—	—	22	1,041
Commercial real estate	4,217	(604)	3,613	—	—	(689)	2,924
Construction and land	2,344	1,555	3,899	—	—	(1,364)	2,535
Home equity	549	346	895	(11)	5	236	1,125
Auto and other consumer	2,024	2,381	4,405	(1,926)	585	1,731	4,795
Commercial business	786	794	1,580	—	—	285	1,865
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(1,937)	$594	$315	$17,297

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on the Consolidated Statements of Income. The allowance for unfunded commitments was $647,000 and $817,000 at June 30, 2024, and December 31, 2023, respectively.

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	June 30, 2024	December 31, 2023
	(In thousands)
Land	$676	$2,907
Buildings	3,652	6,697
Building improvements	11,235	17,945
Furniture, fixtures, and equipment	7,589	7,300
Software	534	599
Automobiles	66	66
Construction in progress	57	104
Total premises and equipment	23,809	35,618
Less accumulated depreciation and amortization	(13,095)	(17,569)
Premises and equipment, net of accumulated depreciation and amortization	$10,714	$18,049

Depreciation expense for the three months ended June 30, 2024 and 2023, was $364,000 and $404,000, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023, was $745,000 and $799,000, respectively.

Note 6 - Leases

The Bank has lease agreements with unaffiliated parties for fifteen locations, comprised of eleven full-service branches, three business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At June 30, 2024, the Company's right of use assets included in other assets and lease liabilities included in other liabilities were $17.6 million and $18.0 million, respectively.

Total costs incurred by the Company, as a lessee, were $864,000 and $573,000 for the six months ended June 30, 2024 and 2023, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The following table presents amounts relevant to the Company's assets leased for use in its operations at the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands)
Operating cash flows from operating leases	$551	$292	$864	$573
Right of use assets obtained in exchange for new operating lease liabilities	12,158	—	12,158	—

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at the dates indicated:

	June 30, 2024	December 31, 2023

Weighted-average remaining lease term of operating leases (in years)	12.8	9.0
Weighted-average discount rate of operating leases	7.2%	2.4%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

Twelve-month period ending:	(In Thousands)
June 30, 2025	$2,290
June 30, 2026	2,328
June 30, 2027	2,324
June 30, 2028	2,259
June 30, 2029	2,111
Thereafter	19,074
Total minimum payments required	$30,386
Less imputed interest	12,409
Present value of lease liabilities	$17,977

Note 7 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$276,543	—%	$252,083	—%
Interest-bearing demand deposits	162,201	0.60	169,418	0.56
Money market accounts	423,047	3.29	362,205	1.78
Savings accounts	224,631	1.63	242,148	1.62
Certificates of deposit, retail	398,161	4.10	443,412	4.04
Certificates of deposit, brokered	223,705	4.81	207,626	4.85
Total deposits	$1,708,288	2.67	$1,676,892	2.34

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at June 30, 2024 and December 31, 2023, were $151.2 million and $173.8 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Within one year or less	$482,426	$495,605
After one year through two years	62,337	79,537
After two years through three years	31,122	24,777
After three years through four years	24,273	28,302
After four years through five years	21,708	22,817
Total certificates of deposit	$621,866	$651,038

At  June 30, 2024 and December 31, 2023, deposits included $120.0 million and $114.2 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  June 30, 2024 and December 31, 2023, to secure public deposits. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  June 30, 2024 and December 31, 2023, were funds held by federally recognized tribes totaling $18.5 million and $18.4 million, respectively. Investment securities with a carrying value of $22.2 million and $23.8 million were pledged as collateral for these deposits at  June 30, 2024 and December 31, 2023, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Demand deposits	$193	$201	$380	$395
Money market accounts	2,420	944	4,369	1,720
Savings accounts	915	762	1,868	1,138
Certificates of deposit, retail	4,079	2,947	8,573	4,818
Certificates of deposit, brokered	2,573	1,355	5,102	2,491
Total interest expense on deposits	$10,180	$6,209	$20,292	$10,562

Note 8 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 35% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $257.6 million and $253.8 million at  June 30, 2024 and December 31, 2023, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $909.4 million and $896.2 million at  June 30, 2024 and December 31, 2023, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at  June 30, 2024.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.0 million and $6.6 million at  June 30, 2024 and December 31, 2023, respectively. An overnight test of the line of credit was performed at the end of June 2024. Investment securities with a carrying value of $17.8 million and $6.9 million were pledged to the FRB at  June 30, 2024 and December 31, 2023, respectively.

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

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 17, 2025.

In June 2023, First Fed established a Bank Term Funding Program ("BTFP") borrowing arrangement with the FRB as an additional source of liquidity. Available borrowing capacity was $15.2 million at December 31, 2023. No funds were borrowed between June 2023 and March 2024, when the BTFP stopped funding new loans, effectively ending the Bank's participation in the program. Investment securities with a carrying value of $12.9 million were pledged to secure the BTFP at December 31, 2023.

The following table sets forth information regarding our borrowings at the end of and during the six months ended June 30, 2024. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FRB Discount Window	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$170,000	$90,000	$100	$3,000	$39,475
Maximum outstanding at any month-end	170,000	270,000	100	10,000	39,475
Average monthly outstanding during the period	110,000	181,333	17	8,305	39,455
Weighted-average daily interest rates
Annual	2.95%	5.05%	5.27%	9.56%	4.02%
Period End	3.60%	5.53%	5.27%	9.00%	4.02%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at June 30, 2024 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$30,000	2.48%
After one year through two years	55,000	3.85
After two years through three years	50,000	3.93
After three years through four years	35,000	3.72
Total FHLB long-term advances	$170,000	3.60

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

Note 9 - Income Tax

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

The effective tax rates were 30.1% and 20.2% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2024 and 2023 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. The current period rate includes an estimate for taxes and penalties on the early surrender of a BOLI contract which was recorded in the first quarter of 2024.

Note 10 - Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$1,418	$1,776	$1,814	$5,304
Earnings allocated to participating securities	(2)	(9)	(3)	(28)
Earnings allocated to common shareholders	$1,416	$1,767	$1,811	$5,276
Basic:
Weighted average common shares outstanding	9,448,958	9,667,380	9,495,759	9,684,673
Weighted average unvested restricted stock awards	(105,628)	(139,760)	(99,199)	(152,474)
Weighted average unallocated ESOP shares	(560,244)	(613,265)	(566,873)	(619,841)
Total basic weighted average common shares outstanding	8,783,086	8,914,355	8,829,687	8,912,358
Diluted:
Basic weighted average common shares outstanding	8,783,086	8,914,355	8,829,687	8,912,358
Dilutive restricted stock awards	5,437	17,031	15,250	19,759
Total diluted weighted average common shares outstanding	8,788,523	8,931,386	8,844,937	8,932,117
Basic earnings per common share	$0.16	$0.20	$0.21	$0.59
Diluted earnings per common share	$0.16	$0.20	$0.21	$0.59

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2024 and 2023, antidilutive shares as calculated under the treasury stock method totaled 6,715 and 14,987, respectively.

Note 11 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Principal and interest payments of $837,000 and $835,000, respectively, were made by the ESOP during the six months ended June 30, 2024 and 2023.

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

Compensation expense related to the ESOP for the three months ended June 30, 2024 and 2023, was $148,000 and $153,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2024 and 2023, was $345,000 and $340,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Allocated shares	492,208	439,174
Committed to be released shares	—	26,514
Unallocated shares	555,821	582,341
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$5,386	$9,283

Note 12 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of  June 30, 2024, there were 222,448 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of  June 30, 2024, there were no shares available for grant under the 2015 EIP. At this date, there are 14,300 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 68,138 and 29,349 shares of restricted stock awarded, respectively, during the six months ended June 30, 2024 and 2023. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended June 30, 2024 and 2023, total compensation expense for the equity incentive plans was $257,000 and $358,000, respectively. Included in the compensation expense for the three months ended June 30, 2024 and 2023, was directors' equity compensation of $56,000 and $73,000, respectively.

For the six months ended June 30, 2024 and 2023, total compensation expense for the equity incentive plans was $521,000 and $749,000, respectively. Included in the compensation expense for the six months ended June 30, 2024 and 2023, was directors' equity compensation of $110,000 and $131,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

Three Months Ended June 30, 2024	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2024	102,358	$16.12
Granted	12,151	10.61
Vested	(4,666)	14.54
Canceled (1)	(1,700)	14.54
Non-vested at June 30, 2024	108,143	15.60

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Six Months Ended June 30, 2024	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	96,022	$17.02
Granted	68,138	14.78
Vested	(43,382)	17.13
Canceled (1)	(11,160)	17.13
Forfeited	(1,475)	13.50
Non-vested at June 30, 2024	108,143	15.60

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2024, there was $1.3 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.94 years.

Note 13 - Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,016	$73,809	$—	$78,825
ABS agency	—	13,982	—	13,982
ABS corporate	—	16,483	—	16,483
Corporate debt	1,881	51,011	—	52,892
SBA	—	9,772	—	9,772
MBS agency	—	77,301	—	77,301
MBS non-agency	—	40,228	17,231	57,459
Sold loan servicing rights	—	—	3,740	3,740
Equity and partnership investments	—	1,762	12,823	14,585
Interest rate swap derivative	—	1,318	—	1,318
Total assets measured at fair value	$6,897	$285,666	$33,794	$326,357

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,118	$82,643	$—	$87,761
ABS agency	—	11,782	—	11,782
ABS corporate	—	5,286	—	5,286
Corporate debt	1,883	49,571	—	51,454
MBS agency	—	63,247	—	63,247
MBS non-agency	—	48,624	27,469	76,093
Sold loan servicing rights	—	—	3,793	3,793
Partnership investments	—	—	13,183	13,183
Total assets measured at fair value	$7,001	$261,153	$44,445	$312,599
Financial Liabilities
Interest rate swap derivative	$—	$1,002	$—	$1,002

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

June 30, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,740	Discounted cash flow	Constant prepayment rate	4.32% - 31.64% (6.80%)
			Discount rate	11.13% - 13.41% (11.79%)
MBS non-agency	$17,231	Consensus pricing	Offered quotes	99 - 100

Partnership investments	$12,823	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,793	Discounted cash flow	Constant prepayment rate	4.10% - 47.53% (7.39%)
			Discount rate	11.00% - 13.42% (11.74%)
MBS non-agency	$27,469	Consensus pricing	Offered quotes	98 - 100

Partnership investments	$13,183	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2024	2023	2024	2023
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,820	$4,224	$3,793	$3,887
Servicing rights that result from transfers and sale of financial assets	23	7	33	75
Changes in fair value due to changes in model inputs or assumptions (1)	(103)	(406)	(86)	(137)
Balance at end of period	$3,740	$3,825	$3,740	$3,825
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2024	2023	2024	2023
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$17,351	$29,622	$27,469	$29,599
Principal payments received	(134)	—	(10,382)	—
Unrealized Gains (Losses)	14	(244)	144	(221)
Balance at end of period	$17,231	$29,378	$17,231	$29,378

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2024	2023	2024	2023
Partnership investments:	(In thousands)
Balance at beginning of period	$12,860	$12,556	$13,183	$12,563
Funding contributions (1)	6,256	209	6,306	209
Distributions received (1)	(6,236)	(347)	(6,499)	(347)
Unrealized (Losses) Gains	(57)	315	(167)	308
Balance at end of period	$12,823	$12,733	$12,823	$12,733

(1) In the second quarter of 2024, a redemption of First Northwest's limited partnership investment in Meriwether Group Hero Fund LP was offset by a subsequent limited partnership investment in the same entity by First Fed.

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$29,125	$29,125

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$17,388	$17,388

At  June 30, 2024 and December 31, 2023, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$83,179	$83,179	$83,179	$—	$—
Investment securities available for sale	306,714	306,714	6,897	282,586	17,231
Loans held for sale	1,086	1,086	—	1,086	—
Loans receivable, net	1,682,282	1,551,351	—	—	1,551,351
FHLB stock	13,086	13,086	—	13,086	—
Accrued interest receivable	9,466	9,466	—	9,466	—
Sold loan servicing rights, at fair value	3,740	3,740	—	—	3,740
Equity and partnership investments	14,585	14,585	—	1,762	12,823
Interest rate swap derivative	1,318	1,318	—	1,318	—
Financial liabilities
Demand deposits	$1,086,422	$1,086,422	$1,086,422	$—	$—
Time deposits	621,866	618,366	—	—	618,366
FHLB Borrowings	260,100	256,977	—	—	256,977
Line of Credit	3,000	3,011	—	—	3,011
Subordinated debt, net	39,475	41,214	—	—	41,214
Accrued interest payable	3,143	3,143	—	3,143	—

	December 31, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Sold loan servicing rights, at fair value	3,793	3,793	—	—	3,793
Partnership investments	13,183	13,183	—	—	13,183
Financial liabilities
Demand deposits	1,025,854	$1,025,854	$1,025,854	$—	$—
Time deposits	651,038	648,428	—	—	648,428
FHLB Borrowings	275,000	271,284	—	—	271,284
Line of Credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

Note 14- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at March 31, 2023	$(34,642)	$(600)	$(1,509)	$(1,357)	$(38,108)
Other comprehensive (loss) income before reclassification	(3,037)	—	—	1,049	(1,988)
Amounts reclassified from accumulated other comprehensive income	—	—	30	—	30
Net other comprehensive (loss) income	(3,037)	—	30	1,049	(1,958)
Balance at June 30, 2023	$(37,679)	$(600)	$(1,479)	$(308)	$(40,066)

Balance at March 31, 2024	$(30,687)	$(288)	$(1,392)	$(98)	$(32,465)
Other comprehensive (loss) income before reclassification	(997)	—	—	172	(825)
Amounts reclassified from accumulated other comprehensive income	1,663	—	30	—	1,693
Net other comprehensive income	666	—	30	172	868
Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)

Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)
Other comprehensive income (loss) before reclassification	725	—	—	(308)	417
Amounts reclassified from accumulated other comprehensive income	—	—	60	—	60
Net other comprehensive income	725	—	60	(308)	477
Balance at June 30, 2023	$(37,679)	$(600)	$(1,479)	$(308)	$(40,066)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive (loss) income before reclassification	(1,585)	—	—	902	(683)
Amounts reclassified from accumulated other comprehensive income	1,663	—	59	—	1,722
Net other comprehensive income	78	—	59	902	1,039
Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)

Note 15 - Derivatives and Hedging Activities

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
June 30, 2024
Investment securities (1)	$49,905	$(95)
Loans receivable (2)	98,983	(1,017)
Total	$148,888	$(1,112)

December 31, 2023
Investment securities	$51,054	$1,054
Total	$51,054	$1,054

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $57.0 million and $57.4 million, respectively; the cumulative basis adjustments associated with this hedging relationship was ($95,000) and $1.1 million, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $289.8 million, the cumulative basis adjustments associated with this hedging relationship was $(1.0) million, and the amount of the designated hedged items was $100.0 million. No prior year end information is provided as this hedging relationship was initiated in 2024.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
June 30, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$192	$—
Interest rate swaps - loans	100,000	1,126	—

December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Total amounts recognized in interest on investment securities	$3,949	$3,336	$7,581	$6,518
Total amounts recognized in interest and fees on loans receivable (1)	23,749	—	46,516	—
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$1,062	$(1,336)	$95	$392
Recognized on derivatives designated as hedging instruments	(1,403)	1,443	(248)	(254)
Interest rate swaps - loans
Recognized on hedged items (1)	1,728	—	1,017	—
Recognized on derivatives designated as hedging instruments (1)	(2,128)	—	(1,244)	—
Net (expense) income recognized on fair value	$(741)	$107	$(380)	$138
(1) Fair value hedge on loans initiated in 2024. Amounts presented for 2023 are limited to the fair value hedge on securities.

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At June 30, 2024, the Company had no derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $1.1 million at June 30, 2024, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of June 30, 2024, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 16 - Segment Reporting

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

Note 17 - Sale and Leaseback of Premises

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

The sale of all six properties was completed on May 7, 2024, for an aggregate cash sales price of $14.7 million. A pre-tax gain on sale of $7.9 million was recorded in noninterest income for the second quarter of 2024. Premises and equipment, net of depreciation, decreased by $6.8 million in the second quarter of 2024.

Concurrent with the closing of the sale of the Properties, the Bank entered into triple net lease agreements (the "Lease Agreements") to lease back each of the Properties sold. Each Lease Agreement has an initial term of 15 years with one 15-year renewal option. Going forward, a monthly rent expense of $130,000 in the aggregate for all Properties will be recorded in Occupancy and Equipment. The total estimated rent expense for the leaseback of these properties for 2024 is $1.0 million. The annual increase in rent is expected to be partially oﬀset by the elimination of annualized depreciation expense on the buildings of $204,000. The executed Lease Agreements also generated right of use assets totaling $12.2 million and lease liabilities of $12.2 million resulting in increases to other assets and other liabilities, respectively, on the Consolidated Balance Sheets that was recorded during the second quarter of 2024.

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

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 18 locations including 12 full-service branches, three business centers and three administration centers in Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a full array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Blockchain, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33.3% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Hero Fund. MWG also holds a 20% general partner interest in MWGC. MWGC holds a 0.01% general partner interest in the Hero Fund.

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

Recent Regulatory Developments

Brokered Deposits Rulemaking. On July 30, 2024, the Board of Directors of the FDIC approved a proposed rule that would amend the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While the Company is evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, the Bank would likely be required to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on the Bank’s balance sheet could, among other consequences, increase the Bank’s deposit insurance assessment costs.

Third-Party Deposit Arrangements Guidance. On July 25, 2024, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency released a joint statement discussing potential risks related to arrangements between banks and third parties to deliver bank deposit products and services to end users, as well as examples of effective practices for the management of those risks. Additionally, the agencies issued a request for information and comment on the nature of banks’ relationships with financial technology companies and effective risk management practices for those relationships. The agencies also indicated that they are considering whether additional steps, such as enhancements to supervisory guidance, could help ensure that banks effectively manage risks associated with these various types of arrangements.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2023 Form 10-K.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Assets. Total assets increased to $2.22 billion, or 0.8%, at June 30, 2024, from $2.2 billion at December 31, 2023.

Cash and cash equivalents decreased by $40.0 million, or 32.5%, to $83.2 million as of June 30, 2024, compared to $123.2 million as of December 31, 2023. Cash decreased during the current year as the Bank deployed funds into higher-yielding investment securities and loans.

Investment securities increased $11.1 million, or 3.8%, to $306.7 million at June 30, 2024, from $295.6 million at December 31, 2023. Investment security purchases during the six months ended June 30, 2024, totaled $53.0 million with an estimated weighted-average yield of 6.4% and a weighted-average life of 5.4 years. The security purchases and a portfolio market value increase of $100,000 were partially offset by the sale of $23.2 million of securities, with an average yield of 3.0%, during the six months ended June 30, 2024, and payment activity during the period. Our recent investment purchases have primarily been floating rate securities to take advantage of higher short-term rates above those offered on cash and to reduce balance sheet sensitivity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.8 years as of June 30, 2024, compared to 7.7 years as of December 31, 2023, and had an estimated average repricing term of 6.5 years as of June 30, 2024, compared to 6.3 years as of December 31, 2023, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.3 years at June 30, 2024, compared to 4.8 years at December 31, 2023. If prevailing market interest rates fall, we expect prepayments will accelerate due to the current coupons of fixed rate bonds.

Included in MBS non-agency are $29.8 million of commercial mortgage-backed securities ("CMBS"), of which 89.8% are in "A" tranches with the remaining 10.2% in "B" tranches. Our largest exposure in the CMBS portfolio is to long-term care facilities, which comprises 65.2%, or $19.4 million, of our private label CMBS securities. All of the CMBS have credit enhancements ranging from 28.8% to 99.8%, with a weighted-average credit enhancement of 55.2%, that further reduces the risk of loss on these investments.

The investment portfolio was comprised of 55.8% in amortizing securities at June 30, 2024, compared to 52.0% at December 31, 2023. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. Our securities portfolio is utilized to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $39.8 million to $1.68 billion at June 30, 2024, from $1.64 billion at December 31, 2023. During the six months ended June 30, 2024, auto and other consumer loans increased $36.5 million with $25.6 million of Woodside auto loan purchases, $22.3 million of Triad manufactured home loan purchases and $14.2 million of First Help auto loan purchases, partially offset by prepayments and scheduled payments. Multi-family loans increased $17.0 million during the six months ended June 30, 2024. The increase was the result of $21.4 million of construction loans converting into permanent amortizing loans, partially offset by payment activity. One-to-four family loans increased $11.5 million during the six months ended June 30, 2024, as a result of $22.3 million in residential construction loans which converted to permanent amortizing loans, partially offset by payments received. Commercial business loans increased $7.5 million, including $13.4 million of organic originations, $9.5 million of purchased Bankers Healthcare group loans and $4.9 million in draws on existing line of credit commitments, offset by repayments. Home equity loan outstanding balances increased $3.2 million over the prior year end due to $2.9 million from home equity loan originations and draws on new and existing line of credit commitments. Commercial real estate loans decreased $12.5 million during the six months ended June 30, 2024, due to payoffs, scheduled payments and a reclassification of $3.9 million to multi-family offsetting originations of $5.2 million.

Construction and land loans decreased $18.4 million, or 14.2%, to $111.3 million at June 30, 2024, from $129.7 million at December 31, 2023, with $44.1 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction loans in the portfolio are geographically dispersed throughout Western Washington. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise. We continue to monitor the impact inflation and housing demand may have on the completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At June 30, 2024, 47% of construction commitments were secured by one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion and may be sold at that time.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,554	$65,448	$1,425	$73,427
Multi-family residential	3,900	47,313	5,926	57,139
Commercial real estate	—	25,901	—	25,901
Total commitment	$10,454	$138,662	$7,351	$156,467

Construction Funds Disbursed
One-to-four family residential	$2,794	$50,102	$963	$53,859
Multi-family residential	—	39,862	3,691	43,553
Commercial real estate	—	7,892	—	7,892
Total disbursed for construction	2,794	97,856	4,654	105,304
Net deferred costs	—	(439)	(16)	(455)
Amortized cost for construction	$2,794	$97,417	$4,638	$104,849

Undisbursed Commitment
One-to-four family residential	$3,760	$15,346	$462	$19,568
Multi-family residential	3,900	7,451	2,235	13,586
Commercial real estate	—	18,009	—	18,009
Total undisbursed	$7,660	$40,806	$2,697	$51,163

Land Funds Disbursed
One-to-four family residential	$2,954	$2,352	$215	$5,521
Commercial real estate	—	845	—	845
Total disbursed for land	2,954	3,197	215	6,366
Net deferred fees	21	9	6	36
Amortized cost for land	$2,975	$3,206	$221	$6,402
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$71,609
Multi-family residential	—	78,196	11,076	—	89,272
Commercial real estate	—	17,332	1	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$43,755
Multi-family residential	—	61,288	5,879	—	67,167
Commercial real estate	—	11,849	—	—	11,849
Total disbursed	3,790	107,862	10,944	175	122,771
Net deferred fees (costs)	27	(544)	(39)	1	(555)
Amortized cost for construction	$3,817	$107,318	$10,905	$176	$122,216

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$27,854
Multi-family residential	—	16,908	5,197	—	22,105
Commercial real estate	—	5,483	1	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$55,443

Land Funds Disbursed
One-to-four family residential	$3,310	$3,002	$272	$—	$6,584
Commercial real estate	—	845	—	—	845
Total disbursed for land	3,310	3,847	272	—	7,429
Net deferred fees	28	16	2	—	46
Amortized cost for land	$3,338	$3,863	$274	$—	$7,475
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the six months ended June 30, 2024, the Company added $90.5 million of organic loan originations, of which $59.4 million, or 65.7%, were located in the Puget Sound region, $23.5 million, or 26.0%, on the North Olympic Peninsula, $2.8 million, or 3.1%, in other areas throughout Washington State, and $4.8 million, or 5.3%, in other states. The Company purchased an additional $40.7 million in auto loans, $22.3 million in manufactured home loans, and $9.5 million in commercial business loans to borrowers located throughout the United States during the six months ended June 30, 2024. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. The Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") also provides a source of additional interest income but is dependent on demand for funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 78.3% organic originations and 21.7% purchased loans at June 30, 2024.

The ACLL increased to $21.5 million at June 30, 2024, as the Company recorded a $4.1 million provision for credit loss on loans for the six-month period. Net charge-offs were $1.4 million for the six-month period. The ACLL as a percentage of total loans was 1.26% and 1.10% at June 30, 2024 and December 31, 2023, respectively.

Nonaccrual loans increased $11.6 million, or 62.3%, to $30.3 million at June 30, 2024, from $18.6 million at December 31, 2023, primarily attributable to a $8.1 million commercial construction loan placed on nonaccrual during the quarter ended June 30, 2024, four delinquent commercial business loans with an aggregate total of $2.8 million, a $708,000 multi-family loan, a $535,000 delinquent purchased one-to-four family loan, three delinquent auto loans totaling $406,000 and a $184,000 increase to a commercial construction relationship previously placed on nonaccrual. These increases were partially offset by a $591,000 single family residence loan that was paid off during the first quarter of 2024. Nonaccrual loans to total loans was 1.78% at June 30, 2024, compared to 1.12% at December 31, 2023. The ACLL as a percentage of nonaccrual loans decreased to 71% at June 30, 2024, down from 94% at December 31, 2023. Subsequent to quarter-end, the $708,000 multifamily loan was paid off.

Classified loans increased $11.3 million to $46.4 million at June 30, 2024, from $35.1 million at December 31, 2023, due to the downgrade during the first half of 2024 of the loans noted above. A $15.2 million construction loan relationship, which became classified in the fourth quarter of 2022, a $9.2 million commercial loan relationship which became classified in the fourth quarter of 2023 and the $8.1 million commercial construction loan relationship which became classified in the quarter ended June 30, 2024, account for 70% of the classified loan balance at June 30, 2024. The Bank has exercised legal remedies, including the appointment of a third-party receivership and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in two of the three collateral-dependent relationships. Proceeds from the sale of a unit in the $15.2 million construction loan relationship during the first quarter of 2024 were used to the paydown principal of the related loan balance. Subsequent to quarter-end, a property included in the $9.2 million commercial loan relationship was sold, resulting in a $3.0 million loan payoff recorded in the third quarter of 2024.

Loan charge-offs are concentrated mainly in purchased unsecured consumer loans. Charged-off balances related to loans purchased through the Splash unsecured consumer loan program totaled $1.3 million during the six months ended June 30, 2024, or 76% of gross charge-offs. The Bank's active participation in the program was discontinued in 2023. Total Splash loan balances of $4.7 million and $7.3 million were included in Auto and Other Consumer loans at June 30, 2024 and December 31, 2023, respectively. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of June 30, 2024.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$389,934	$378,432	$11,502	3.0%
Multi-family	350,076	333,094	16,982	5.1
Commercial real estate	375,511	387,983	(12,472)	(3.2)
Construction and land	111,251	129,691	(18,440)	(14.2)
Total real estate loans	1,226,772	1,229,200	(2,428)	(0.2)
Consumer:
Home equity	72,613	69,403	3,210	4.6
Auto and other consumer	285,623	249,130	36,493	14.6
Total consumer loans	358,236	318,533	39,703	12.5
Commercial business loans	119,753	112,295	7,458	6.6
Total loans receivable	1,704,761	1,660,028	44,733	2.7
Less:
Derivative basis adjustment	1,017	—	1,017	100.0
Allowance for credit losses on loans	21,462	17,510	3,952	22.6
Loans receivable, net	$1,682,282	$1,642,518	$39,764	2.4

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	June 30, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,750	$1,844	$(94)	(5.1)%
Multi-family	708	—	708	100.0
Commercial real estate	14	28	(14)	(50.0)
Construction and land	23,270	14,986	8,284	55.3
Total real estate loans	25,742	16,858	8,884	52.7
Consumer loans:
Home equity	118	123	(5)	(4.1)
Auto and other consumer	746	786	(40)	(5.1)
Total consumer loans	864	909	(45)	(5.0)
Commercial business	3,662	877	2,785	317.6
Total nonaccrual loans	$30,268	$18,644	$11,624	62.3

Nonaccrual and 90 days or more past due loans as a percentage of total loans	2.28%	1.12%	1.16%	103.6

In the second quarter of 2024, the Bank completed the sale and leaseback of six branch properties to Mountainseed, reducing premises and equipment by $6.8 million. The Bank received the full sales price of $14.7 million. The proceeds of the sale transaction were used to pay down borrowings. First Fed is leasing back the six properties sold to Mountainseed under agreements with initial terms of 15 years with one 15-year renewal option each. The leases, recorded in the second quarter of 2024, resulted in an increase of $12.2 million to both other assets and other liabilities for the related right-of-use assets and lease liabilities created by the contracts, respectively.

In the second quarter of 2024, a redemption of First Northwest's limited partnership investment in Meriwether Group Hero Fund LP was offset by a subsequent limited partnership investment in the same entity by First Fed. First Northwest utilized the cash received to pay down the NexBank line of credit.

Liabilities. Total liabilities increased to $2.06 billion at June 30, 2024, from $2.04 billion at December 31, 2023, due to increases in deposits of $31.4 million and lease liabilities included in other liabilities of $11.6 million, partially offset by a decrease in borrowings of $18.4 million.

Deposit balances increased $31.4 million to $1.71 billion at June 30, 2024 from $1.68 billion at December 31, 2023. During the first half of 2024, total retail deposit balances increased $15.3 million and brokered deposit balances increased $16.1 million. Within retail deposit balances, an increase in money market accounts of $60.8 million and demand deposit accounts of $17.2 million was partially offset by a decrease in retail CDs of $45.3 million and savings accounts of $17.5 million. Increases in demand and money market accounts were driven by customer behavior as they sought out higher rates offered as CD specials matured. We utilize brokered CDs as an additional funding source to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment contributes to continued competition for deposits with additional deposit rate specials offered to retain existing balances and attract new funds.

Advances decreased $14.9 million, or 5.4% to $260.1 million at June 30, 2024, from $275.0 million at December 31, 2023. We reduced short-term FHLB advances and the NexBank line of credit to improve the cost of funds while long-term advances increased to provide additional balance sheet liquidity.

Equity. Total shareholders' equity decreased $822,000 to $162.5 million for the six months ended June 30, 2024. The Company recorded net income during that period of $1.8 million, a $902,000 increase in the post-tax fair market value of derivatives and $866,000 related to share-based compensation plans. Increases were partially offset by $1.3 million of dividends declared and $3.0 million for the cost of repurchased shares. During the six months ended June 30, 2024, we repurchased 214,132 shares of common stock under the October 2020 stock repurchase plan at an average price of $14.03 per share for a total of $3.0 million, which completed the October 2020 share repurchase program. In April 2024, the Board of Directors authorized a new buyback plan of up to 10% of shares outstanding for a maximum of 944,279 shares. No shares have been repurchased to date under the new program.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

General. Net income attributable to the Company was $1.4 million for the three months ended June 30, 2024, compared to $1.8 million for the three months ended June 30, 2023. A $5.7 million decrease in net interest income after provision for credit losses and a $392,000 increase in noninterest expense were partially offset by a $5.6 million increase in noninterest income.

Net Interest Income. Net interest income decreased $1.7 million to $14.3 million for the three months ended June 30, 2024, from $16.0 million for the three months ended June 30, 2023. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 95 basis points to 3.28% for the three months ended June 30, 2024, compared to 2.33% for the same period in the prior year. This was due to higher rates paid on all deposits and borrowings and an increase in the average balances of CDs and borrowings. The cost of total deposits increased 93 basis points to 2.47% for the three months ended June 30, 2024, compared to 1.54% for the same period in 2023. The average yield on interest-earning assets increased 39 basis points to 5.56% for the three months ended June 30, 2024, compared to 5.17% for the same period last year, due primarily to higher yields on variable- and adjustable-rate assets and an increase in higher yielding loan volume due to originations, purchases and draws on new and existing lines of credit.

Total cost of funds increased 89 basis points to 2.87% for the three months ended June 30, 2024, from 1.98% for the same period in 2023. The net interest margin decreased 48 basis points to 2.77% for the three months ended June 30, 2024, from 3.25% for the same period in 2023. While increases in the cost of funding outpaced the growth of the yield on interest-earning assets, the Company has taken measures to reverse interest rate margin compression. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. Lower yielding investment securities totaling $23.2 million were sold at a loss in the second quarter of 2024, replaced with $53.3 million of higher-yielding security investments during the second quarter of 2024. Income on the Bank's fair value hedging agreements on securities increased quarter-over-quarter by $67,000. The fair value hedge on loans established in 2024 increased interest income by $378,000 for the second quarter of 2024.

Interest Income. Total interest income increased $3.2 million, or 12.4%, to $28.6 million for the three months ended June 30, 2024, from $25.5 million for the comparable period in 2023, primarily due to higher yields on interest-earning assets. Interest and fees on loans receivable increased $2.5 million, to $23.8 million for the three months ended June 30, 2024, from $21.3 million for the three months ended June 30, 2023, primarily due to an increase in average loan yields to 5.62% for the three months ended June 30, 2024, from 5.38% for the same period in 2023, coupled with an increase in the average balance of net loans receivable of $111.0 million compared to the second quarter of 2023. The loan portfolio has grown through draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 87 basis points to 5.01% compared to the same period in 2023, as increases in floating bond rates, sales of lower-yielding bonds, purchases of new bonds at higher yields and a reduction in amortization of premium costs as prepayment speeds slow down have all positively impacted investment securities income. The yield on interest-earning deposits in banks also increased to 5.54% from 5.18% for the comparable period in 2023, benefitting from increases in rates paid on excess balances held at the FRB.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,698,927	5.62%	$1,587,948	5.38%	$2,450
Investment securities	316,878	5.01	327,129	4.09	613
FHLB stock	15,175	9.49	12,515	7.11	136
Interest-earning deposits in banks	41,450	5.54	47,792	5.18	(46)
Total interest-earning assets	$2,072,430	5.56	$1,975,384	5.17	$3,153

Interest Expense. Total interest expense increased $4.9 million, or 51.5%, to $14.4 million for the three months ended June 30, 2024, compared to $9.5 million for the three months ended June 30, 2023. The increase over the second quarter of 2023 was the result of an increase in the cost of deposits to 2.47% from 1.54% in same period one year ago along with higher volumes of CDs. A shift in the deposit mix from no or low-cost transaction and savings accounts to a higher volume of CDs and money market accounts and higher prevailing market rates resulted in a higher cost of deposits. Interest expense on borrowings increased due to an average balance increase of $52.5 million and an increase in the cost of advances from 4.41% to 4.85%, primarily FHLB advances, compared to the same period in 2023.

Average deposit account balances were composed of 85% in interest-bearing deposits and 15% in noninterest-bearing deposits at June 30, 2024, compared to 82% and 18%, respectively, at June 30, 2023. During the three months ended June 30, 2024, interest expense increased on CDs due to an increase in the average balances of $88.5 million, along with an increase in the average rates paid of 108 basis points, compared to the three months ended June 30, 2023. During the same period, the average balances of money market accounts increased $21.1 million with a 141-basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 2.91% for the three months ended June 30, 2024, from 1.87% for the three months ended June 30, 2023, due to changes to the deposit mix, driven by customer preferences and the use of higher-rate promotional products designed to retain existing deposits and generate new deposits. The mix of retail customer deposit balances shifted from non-maturity accounts towards higher cost term certificate products. Retail customer CDs represented 26.8% and 25.8% of retail customer deposits at June 30, 2024 and 2023, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$165,212	0.47%	$178,696	0.45%	$(8)
Money market accounts	405,393	2.40	384,269	0.99	1,476
Savings accounts	227,650	1.62	249,681	1.22	153
Certificates of deposit, retail	400,197	4.10	363,278	3.25	1,132
Certificates of deposit, brokered	209,566	4.94	158,019	3.44	1,218
Advances	315,375	4.85	262,861	4.41	912
Subordinated debt	39,465	4.03	39,384	4.01	1
Total interest-bearing liabilities	$1,762,858	3.28	$1,636,188	2.33	$4,884

Provision for Credit Losses. The Company recorded a $4.2 million provision for credit losses in the three months ended June 30, 2024. A provision for credit losses on loans of $4.1 million was the result of reserves taken on individually evaluated loans; additional charge-offs from the Splash unsecured consumer loan program; an increase in the estimated CECL loss factors applied to commercial business loans, residential real estate and multi-family loans; and growth in the purchased auto loan portfolio. Increases were partially offset by a decrease in the loss factors applied to commercial real estate loans, home equity lines of credit and other consumer loans, and declining commercial business and construction loan balances. A provision for credit losses on unfunded commitments of $99,000 was also recorded during the quarter ended June 30, 2024, due to higher loss factors and a moderate increase in commitment balances at quarter end. This compares to a $300,000 loan loss provision for the quarter ended June 30, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased to 71% compared to 677% for the same period in 2023, 85% of the nonaccrual loan balance is comprised of well-secured real estate loans, based on the current loan-to-value ratio, which the Company believes will be sufficient to repay the loans upon sale of the underlying collateral.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Provision for credit losses on loans	$4,138	$300
Net charge-offs	(634)	(399)
Allowance for credit losses on loans	21,462	17,297
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.26%	1.06%
Total nonaccrual loans	30,268	2,554
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	71%	677%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	2.28%	0.16%
Total loans receivable	$1,704,761	$1,638,160

Provision for credit losses on unfunded commitments	$99	$—
Reserve for unfunded commitments	647	1,336
Unfunded loan commitments	155,005	168,668

Noninterest Income. Noninterest income increased $5.6 million, or 329.4%, to $7.4 million for the three months ended June 30, 2024, from $1.7 million for the three months ended June 30, 2023. The increase was primarily due to the sale of six branch properties in the sale-leaseback transaction, partially offset by loss on sale of securities. While saleable mortgage loan production and related gains continued to be impacted by higher market rates on mortgage loans, the Company did see improvement due to the sale of SBA loans over the same quarter of 2023. The conversion of lower-yielding BOLI policies was initiated in the first quarter of 2024 and is expected to be finalized in the third and fourth quarters. The decrease in other income is due to $174,000 loan swap fee income recorded in the second quarter of 2023 and a quarter-over-quarter unrealized loss of $285,000 recorded for partnership investments.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,076	$1,064	$12	1.1%
Sold loan servicing fees and servicing rights mark-to-market	74	(191)	265	(138.7)
Net gain on sale of loans	150	58	92	158.6
Net (loss) gain on sale of investment securities	(2,117)	—	(2,117)	100.0
Net gain on sale of premises and equipment	7,919	—	7,919	100.0
Increase in cash surrender value of bank-owned life insurance	293	190	103	54.2
Other (loss) income	(48)	590	(638)	(108.1)
Total noninterest income	$7,347	$1,711	$5,636	329.4

Noninterest Expense. Noninterest expense increased $392,000, or 2.6%, to $15.6 million for the three months ended June 30, 2024, compared to $15.2 million for the three months ended June 30, 2023. The increase in expenses compared to the second quarter of 2023 is mainly due to higher incentive compensation of $133,000, payroll taxes of $175,000, tax on the property sale of $359,000, additional rent of $239,000, salaries of $175,000 and production commissions of $74,000, partially offset by lower advertising costs of $552,000, legal fees of $149,000 and consulting fees of $124,000. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending while the net interest margin compression due to higher market rates and an inverted yield curve persists.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,588	$8,180	$408	5.0%
Data processing	2,008	2,080	(72)	(3.5)
Occupancy and equipment	1,799	1,214	585	48.2
Supplies, postage, and telephone	317	435	(118)	(27.1)
Regulatory assessments and state taxes	457	424	33	7.8
Advertising	377	929	(552)	(59.4)
Professional fees	684	884	(200)	(22.6)
FDIC insurance premium	473	313	160	51.1
Other expense	906	758	148	19.5
Total noninterest expense	$15,609	$15,217	$392	2.6

Provision for Income Tax. An income tax expense of $334,000 was recorded for the three months ended June 30, 2024, compared to $475,000 for the three months ended June 30, 2023, due to a year-over-year decrease in income before taxes of $424,000. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

General. Net income attributable to the Company was $1.8 million for the six months ended June 30, 2024, compared to $5.3 million for the six months ended June 30, 2023. A $9.5 million decrease in net interest income after provision for credit losses was partially offset by a $5.5 million increase in noninterest income and a $176,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased $4.1 million to $28.2 million for the six months ended June 30, 2024, from $32.3 million for the six months ended June 30, 2023, as higher funding costs outpaced increased loan, investment and interest-earning deposit income.

Average earning assets increased $107.6 million year-over-year. The yield on average interest-earning assets increased 43 basis points to 5.49% for the six months ended June 30, 2024, compared to 5.06% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities and interest-earning deposit accounts.

The average cost of interest-bearing liabilities increased to 3.21% for the six months ended June 30, 2024, compared to 2.08% for the same period last year, due primarily to higher rates paid on all interest-bearing deposits and advances along with increases in the average balances of money market accounts, CDs and FHLB advances. Total cost of funds increased 105 basis points to 2.81% for the six months ended June 30, 2024, from 1.76% for the same period in 2023. The net interest margin decreased 59 basis points to 2.76% for the six months ended June 30, 2024, from 3.35% for the same period in 2023.

Interest Income. Total interest income increased $7.2 million, or 14.8%, to $56.0 million for the six months ended June 30, 2024, from $48.8 million for the comparable period in 2023, primarily due to an increase in yields on interest-earning assets and an increase in average net loans receivable balances. Interest and fees on loans receivable increased $5.7 million, to $46.5 million for the six months ended June 30, 2024, from $40.8 million for the six months ended June 30, 2023, primarily due to an increase in the average balance of net loans receivable of $118.9 million compared to the prior year, coupled with an increase in average loan yields to 5.57% for the six months ended June 30, 2024, from 5.27% for the same period in 2023. The loan portfolio increased as a result of additional auto, manufactured home, and Bankers Healthcare Group commercial loan purchases. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also increased 87 basis points to 4.88% compared to the same period in 2023, with half of the purchase of higher-yielding investments occurring late in the first quarter of 2023 which resulted in the related increase only impacting income for the second quarter of 2024. An increase in rates on floating bonds and a slowdown in prepayment speeds, which reduces amortization of premium costs, also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,680,124	5.57%	$1,561,278	5.27%	$5,713
Investment securities	312,184	4.88	327,743	4.01	1,063
FHLB stock	13,751	9.36	11,849	7.05	226
Interest-earning deposits in banks	44,016	5.56	41,640	4.94	195
Total interest-earning assets	$2,050,075	5.49	$1,942,510	5.06	$7,197

Interest Expense. Total interest expense increased $11.3 million, or 68.6%, to $27.8 million for the six months ended June 30, 2024, compared to $16.5 million for the six months ended June 30, 2023. The increase over the first six months of 2023 was the result of a 112-basis point increase in the cost of deposits from 1.33% one year prior to 2.45% along with a higher volume of money market account and CD balances. A shift in the deposit mix from no or low-cost transaction, money market, and savings accounts to a higher volume of CDs resulted in higher costs of deposits. Interest expense on borrowings increased due to a $36.6 million increase in the average balance and a 50-basis point increase in the cost of advances, primarily FHLB advances, compared to the same period in 2023.

During the six months ended June 30, 2024, interest expense on CDs increased due to higher average balances of $141.9 million, along with a 135-basis point increase in the average rates paid, compared to the six months ended June 30, 2023. During the same period, the average balances of money market accounts decreased $17.6 million, with a 139-basis point average rate increase, resulting in an overall increase to interest expense. The average cost of interest-bearing deposit accounts increased to 2.88% for the six months ended June 30, 2024, from 1.62% for the six months ended June 30, 2023, due to the use of promotional products designed to retain existing deposits and generate new deposits. The mix of retail customer deposit balances shifted from non-maturity accounts towards higher cost CD and savings products. Retail customer CDs represented 23.3% and 23.0% of total deposits at June 30, 2024 and 2023, respectively. Brokered CDs represented 13.1% and 10.9% of total deposits at June 30, 2024 and 2023, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$165,296	0.46%	$182,968	0.44%	$(15)
Money market accounts	391,449	2.24	409,025	0.85	2,649
Savings accounts	231,717	1.62	234,607	0.98	730
Certificates of deposit, retail	418,861	4.12	328,576	2.96	3,755
Certificates of deposit, brokered	207,745	4.94	156,135	3.22	2,611
Advances	284,144	4.74	247,610	4.17	1,575
Subordinated debt	39,455	4.02	39,374	4.04	—
Total interest-bearing liabilities	$1,738,667	3.21	$1,598,295	2.08	$11,305

Provision for Credit Losses. The Company recorded a $5.2 million provision for credit losses in the six months ended June 30, 2024. A provision for credit losses on loans of $5.4 million was the result of reserves taken on individually evaluated loans; additional charge-offs from the Splash unsecured consumer loan program; an increase in the estimated CECL loss factors applied to residential real estate, multi-family and commercial business loans; and growth in the purchased auto loan portfolio, partially offset by a decrease in the loss factors applied to Woodside auto and construction loans. A recapture of $170,000 was due to a lower year-over-year loss factor applied to unfunded commitment balances reducing the provision for credit losses recorded during the six months ended June 30, 2024. This compares to a $315,000 loan loss provision and a $515,000 unfunded commitment provision recapture for the six months ended June 30, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased to 71% compared to 677% for the same period in 2023, 85% of the nonaccrual loan balance is comprised of well-secured real estate loans, based on the current loan-to-value ratio, which the Company believes will be sufficient to repay the loans upon sale of the underlying collateral.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Provision for credit losses on loans	$5,377	$315
Net charge-offs	(1,425)	(1,343)
Allowance for credit losses on loans	21,462	17,297
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.26%	1.06%
Total nonaccrual loans	30,268	2,554
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	71%	677%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	2.28%	0.16%
Total loans receivable	$1,704,761	$1,638,160

Recapture of provision for credit losses on unfunded commitments	$(170)	$(515)
Reserve for unfunded commitments	647	1,336
Unfunded loan commitments	155,005	168,668

Noninterest Income. Noninterest income increased $5.5 million, or 135.7%, to $9.5 million for the six months ended June 30, 2024, from $4.1 million for the six months ended June 30, 2023. The increase was primarily due to the sale of the six branch properties in the sale-leaseback transaction partially offset by the sale of securities and no loan swap fee income or investment services fee income during the six months ended June 30, 2024. The Company ended its investment services program in 2023. Income from the gain on sale of loans during the six months ended June 30, 2024, includes $116,000 from SBA loans compared to $65,000 in the same period of 2023. The conversion of lower-yielding BOLI policies initiated in the first quarter of 2024 contributed towards the $120,000 year-over-year recorded increase.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,178	$2,205	$(27)	(1.2)%
Sold loan servicing fees and servicing rights mark-to-market	293	302	(9)	(3.0)
Net gain on sale of loans	202	234	(32)	(13.7)
Net (loss) gain on sale of investment securities	(2,117)	—	(2,117)	100.0
Net gain on sale of premises and equipment	7,919	—	7,919	100.0
Increase in cash surrender value of bank-owned life insurance	536	416	120	28.8
Other (loss) income	524	888	(364)	(41.0)
Total noninterest income	$9,535	$4,045	$5,490	135.7

Noninterest Expense. Noninterest expense decreased $176,000, or 0.6%, to $29.9 million for the six months ended June 30, 2024, compared to $30.1 million for the six months ended June 30, 2023. The decrease in expenses compared to the same period in 2023 is mainly due to lower advertising costs and a $218,000 reduction in the accrual for a civil money penalty assessed by the FDIC. The civil money penalty was originally accrued in the fourth quarter of 2023. These decreases were partially offset by higher payroll taxes of $628,000 related to employee retention tax credits recorded in 2023, tax on the sale-leaseback transaction of $359,000, additional rent of $239,000 and production commissions of $113,000. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending while the net interest margin compression persists, given higher market rates and an inverted yield curve. A reduction-in-force impacting 9% of our workforce took place in July 2024.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$16,716	$16,017	$699	4.4%
Data processing	3,952	4,118	(166)	(4.0)
Occupancy and equipment	3,039	2,423	616	25.4
Supplies, postage, and telephone	610	790	(180)	(22.8)
Regulatory assessments and state taxes	970	813	157	19.3
Advertising	686	1,970	(1,284)	(65.2)
Professional fees	1,594	1,690	(96)	(5.7)
FDIC insurance premium	859	570	289	50.7
Other expense	1,486	1,697	(211)	(12.4)
Total noninterest expense	$29,912	$30,088	$(176)	(0.6)

Provision for Income Tax. An income tax expense of $781,000 was recorded for the six months ended June 30, 2024, compared to $1.3 million for the six months ended June 30, 2023, due to a year-over-year decrease in income before taxes of $3.9 million. The provision for the six months ended June 30, 2024, includes a tax penalty estimate for the early surrender of a BOLI contract. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2024 and 2023. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2024			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,698,927	$23,749	5.62%	$1,587,948	$21,299	5.38%
Investment securities	316,878	3,949	5.01	327,129	3,336	4.09
FHLB dividends	15,175	358	9.49	12,515	222	7.11
Interest-earning deposits in banks	41,450	571	5.54	47,792	617	5.18
Total interest-earning assets (3)	2,072,430	28,627	5.56	1,975,384	25,474	5.17
Noninterest-earning assets	146,981			142,630
Total average assets	$2,219,411			$2,118,014
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,212	$193	0.47	$178,696	$201	0.45
Money market accounts	405,393	2,420	2.40	384,269	944	0.99
Savings accounts	227,650	915	1.62	249,681	762	1.22
Certificates of deposit, retail	400,197	4,079	4.10	363,278	2,947	3.25
Certificates of deposit, brokered	209,566	2,573	4.94	158,019	1,355	3.44
Total interest-bearing deposits (4)	1,408,018	10,180	2.91	1,333,943	6,209	1.87
Advances	315,375	3,801	4.85	262,861	2,889	4.41
Subordinated debt	39,465	395	4.03	39,384	394	4.01
Total interest-bearing liabilities	1,762,858	14,376	3.28	1,636,188	9,492	2.33
Noninterest-bearing deposits (4)	251,442			282,514
Other noninterest-bearing liabilities	41,992			37,925
Total average liabilities	2,056,292			1,956,627
Average equity	163,119			161,387
Total average liabilities and equity	$2,219,411			$2,118,014

Net interest income		$14,251			$15,982
Net interest rate spread			2.28			2.84
Net earning assets	$309,572			$339,196
Net interest margin (5)			2.77			3.25
Average interest-earning assets to average interest-bearing liabilities	117.6%			120.7%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred fees (costs) of $50,000 and ($48,000) for the three months ended June 30, 2024 and 2023, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.47% and 1.54% for the three months ended June 30, 2024 and 2023, respectively.

(5) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2024			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,680,124	$46,516	5.57%	$1,561,278	$40,803	5.27%
Total investment securities	312,184	7,581	4.88	327,743	6,518	4.01
FHLB dividends	13,751	640	9.36	11,849	414	7.05
Interest-earning deposits in banks	44,016	1,216	5.56	41,640	1,021	4.94
Total interest-earning assets (3)	2,050,075	55,953	5.49	1,942,510	48,756	5.06
Noninterest-earning assets	142,724			141,789
Total average assets	$2,192,799			$2,084,299
Interest-bearing liabilities:
Interest-bearing demand deposits (4)	$165,296	$380	0.46	$182,968	$395	0.44
Money market accounts	391,449	4,369	2.24	409,025	1,720	0.85
Savings accounts	231,717	1,868	1.62	234,607	1,138	0.98
Certificates of deposit, retail	418,861	8,573	4.12	328,576	4,818	2.96
Certificates of deposit, brokered	207,745	5,102	4.94	156,135	2,491	3.22
Total interest-bearing deposits	1,415,068	20,292	2.88	1,311,311	10,562	1.62
Advances	284,144	6,693	4.74	247,610	5,118	4.17
Subordinated debt	39,455	789	4.02	39,374	789	4.04
Total interest-bearing liabilities	1,738,667	27,774	3.21	1,598,295	16,469	2.08
Noninterest-bearing deposits (4)	250,362			288,343
Other noninterest-bearing liabilities	41,277			37,302
Total average liabilities	2,030,306			1,923,940
Average equity	162,493			160,359
Total average liabilities and equity	$2,192,799			$2,084,299

Net interest income		$28,179			$32,287
Net interest rate spread			2.28			2.98
Net earning assets	$311,408			$344,215
Net interest margin (5)			2.76			3.35
Average interest-earning assets to average interest-bearing liabilities	117.9%			121.5%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of ($121,000) and ($136,000) for the six months ended June 30, 2024 and 2023, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.47% and 1.54% for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2024 Compared to June 30, 2023			June 30, 2024 Compared to June 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,461	$989	$2,450	$3,161	$2,552	$5,713
Investments	(108)	721	613	(299)	1,362	1,063
FHLB stock	47	89	136	67	159	226
Other (1)	(82)	36	(46)	58	137	195
Total interest-earning assets	$1,318	$1,835	$3,153	$2,987	$4,210	$7,197

Interest-bearing liabilities:
Interest-bearing demand deposits	$(15)	$7	$(8)	$(35)	$20	$(15)
Money market accounts	53	1,423	1,476	(66)	2,715	2,649
Savings accounts	(70)	223	153	(11)	741	730
Certificates of deposit, retail	292	840	1,132	1,334	2,421	3,755
Certificates of deposit, brokered	439	779	1,218	830	1,781	2,611
Advances	571	341	912	764	811	1,575
Subordinated debt	1	—	1	—	—	—
Total interest-bearing liabilities	$1,271	$3,613	$4,884	$2,816	$8,489	$11,305

Change in net interest income	$47	$(1,778)	$(1,731)	$171	$(4,279)	$(4,108)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2024 and the year ended December 31, 2023, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2024, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$482,426	$93,459	$45,981	$—	$621,866
FHLB advances	120,100	105,000	35,000	—	260,100
Line of credit	3,000	—	—	—	3,000
Subordinated debt obligation	—	—	—	39,475	39,475
Operating leases	2,290	4,652	4,370	19,074	30,386
Borrower taxes and insurance	1,304	—	—	—	1,304
Deferred compensation	163	270	223	1,068	1,724
Total contractual obligations	$609,283	$203,381	$85,574	$59,617	$957,855

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2024:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$1,085	$—	$—	$—	$1,085
Variable-rate	1,765	—	—	—	1,765
Unfunded commitments under lines of credit	16,572	15,205	4,479	65,986	102,242
Unfunded commitments under existing construction loans	25,531	11,905	293	13,434	51,163
Unfunded commitments under existing maritime loans	—	—	—	1,600	1,600
Standby letters of credit	3,639	—	—	200	3,839
Unfunded commitments under partnership agreements	3,353	—	—	—	3,353
Total commitments	$51,945	$27,110	$4,772	$81,220	$165,047

Liquidity Management

Liquidity is the ability to meet current and future short-term and long-term financial obligations. Our primary sources of funds consist of investment security principal and interest payments, customer and brokered deposit inflows, loan repayments and maturities, sales of securities, borrowings from the FHLB and utilization of the NexBank line of credit. While maturities and scheduled amortization of loans and securities are usually predictable sources of funds, deposit flows, calls of investment securities and borrowed funds, and prepayments on loans and investment securities are greatly influenced by general interest rates, economic conditions and competition, which can cause those sources of funds to fluctuate.

Management regularly adjusts our investments in liquid assets based upon an assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our liquidity management, interest-rate risk and investment policies.

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $83.2 million and unpledged securities classified as available-for-sale had a market value of $266.7 million. The Bank pledged collateral of $578.4 million to support borrowings from the FHLB, with a remaining borrowing capacity of $257.6 million at June 30, 2024. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $17.8 million were pledged as of June 30, 2024, providing a borrowing capacity of $17.0 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $17.0 million at June 30, 2024.

At June 30, 2024, we had $2.9 million in commitments to originate new loans, $3.8 million in standby letters of credit and $155.0 million in undisbursed loans, including $51.2 million in undisbursed construction loan commitments and $1.6 million in undisbursed maritime fabrication loan commitments.

CDs due within one year as of June 30, 2024, totaled $482.4 million, or 77.6% of CDs with a weighted-average rate of 4.42%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 57% of deposit account balances held by consumers, 30% held by business and public fund depositors, and 13% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at June 30, 2024. We estimate that 20-25% of our retail customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2024, the Company, on an unconsolidated basis, had liquid assets of $723,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At June 30, 2024, shareholders' equity totaled $162.5 million, or 7.3% of total assets. Our book value per share of common stock was $17.19 at June 30, 2024, compared to $16.99 at December 31, 2023.

At June 30, 2024, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2024.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$213,820	9.6%	$89,593	4.0%	$111,991	5.0%
Common equity tier 1 (to risk-weighted assets)	213,820	12.6	76,660	4.5	110,731	6.5
Tier 1 risk-based capital (to risk-weighted assets)	213,820	12.6	102,213	6.0	136,284	8.0
Total risk-based capital (to risk-weighted assets)	234,454	13.8	136,284	8.0	170,355	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2024 - April 30, 2024	—	$—	—	944,279
May 1, 2024 - May 31, 2024	1,700	—	—	944,279
June 1, 2024 - June 30, 2024	—	—	—	944,279
Total	1,700	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 0 shares, 1,700 shares, and 0 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of June 30, 2024, no such shares have been purchased, leaving 944,279 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended  June 30, 2024, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed Bank Executive Change in Control Plan		8-K	10.1	4/4/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 12, 2024	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2024	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)