Form 10-Q/A
period 2024-06-30
First Northwest Bancorp
filed 2024-10-25
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

First Northwest Bancorp (the "Company") is filing this Amendment No. 1 (the "Form 10-Q/A") to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the "Form 10-Q"), originally filed with the U.S. Securities and Exchange Commission (the "SEC") on August 12, 2024, in order to reflect an increase of $6.6 million in charge-offs across commercial construction loans, commercial business loans and the Splash unsecured consumer loan program as well as increased provision on Splash consumer loans, resulting in a restated provision for credit losses on loans of $8.7 million. The increases are a result of management’s ongoing credit evaluation in assessing the collectability of these loans. In consultation with its prudential regulators, management determined that these amendments were necessary to reflect the credit quality of and underlying collateral values for certain commercial loans. The increases resulted in corrections to loan amortized cost balances, the allowance for credit losses on loans, interest and fees on loans receivable, the provision for credit losses on loans and tax adjustments related to the correction of loan charge-offs and allowance for credit losses on loans. The Audit Committee of the Company’s Board of Directors agreed with management’s conclusion, following consultation with the Company’s independent registered public accounting firm.

The following tables summarize the effects of the restatement on the Company’s balance sheet and statement of operations amounts as reported as of and for the three and six months ended June 30, 2024:

	June 30, 2024
	As Reported	Adjustment	As Restated
	(In thousands) (Unaudited)
ASSETS
Loans receivable, net of allowance for credit losses on loans	$1,682,282	$(4,518)	$1,677,764
Prepaid expenses and other assets	39,873	842	40,715
Total assets	$2,219,638	$(3,676)	$2,215,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$41,810	$(39)	$41,771
Total liabilities	2,057,120	(39)	2,057,081

Shareholders' Equity
Retained earnings	106,959	(3,637)	103,322
Total shareholders' equity	162,518	(3,637)	158,881
Total liabilities and shareholders' equity	$2,219,638	$(3,676)	$2,215,962

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Dollars in thousands, except per share data) (Unaudited)
INTEREST INCOME
Interest and fees on loans receivable	$23,749	$(16)	$23,733	$46,516	$(16)	$46,500
Total interest income	28,627	(16)	28,611	55,953	(16)	55,937
Net interest income	14,251	(16)	14,235	28,179	(16)	28,163
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	4,138	4,502	8,640	5,377	4,502	9,879
Provision for credit losses	4,237	4,502	8,739	5,207	4,502	9,709
Net interest income after provision for credit losses	10,014	(4,518)	5,496	22,972	(4,518)	18,454
Income (loss) before provision (benefit) for income taxes	1,752	(4,518)	(2,766)	2,595	(4,518)	(1,923)
Provision (benefit) for income taxes	334	(881)	(547)	781	(881)	(100)
Net income (loss)	1,418	(3,637)	(2,219)	1,814	(3,637)	(1,823)
Net income (loss) attributable to parent	$1,418	$(3,637)	$(2,219)	$1,814	$(3,637)	$(1,823)

Basic and diluted earnings (loss) per common share	$0.16	$(0.41)	$(0.25)	$0.21	$(0.42)	$(0.21)

In connection with its evaluation of the restatements described above, management has concluded that a material weakness in the Company’s internal control over financial reporting existed as of June 30, 2024. Specifically, the Company did not maintain effective controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio. See additional discussion included in Part I - Item 4, "Controls and Procedures" of this Form 10-Q/A.

Although this Form 10-Q/A amends and restates the original Form 10-Q in its entirety, except for the information described above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q and unless otherwise stated herein, the information contained in the Form 10-Q/A is current only as of the date of the original filing. Except as described above, no other changes have been made to the original Form 10-Q. Accordingly, this form should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q.

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32 as required by Rule 12b-15.

FIRST NORTHWEST BANCORP

FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2024	December 31, 2023
	(Restated)
ASSETS
Cash and due from banks	$19,184	$19,845
Interest-earning deposits in banks	63,995	103,324
Investment securities available for sale, at fair value	306,714	295,623
Loans held for sale	1,086	753
Loans receivable (net of allowance for credit losses on loans of $19,343 and $17,510)	1,677,764	1,642,518
Federal Home Loan Bank (FHLB) stock, at cost	13,086	13,664
Accrued interest receivable	9,466	7,894
Premises and equipment, net	10,714	18,049
Servicing rights on sold loans, at fair value	3,740	3,793
Bank-owned life insurance, net	41,113	40,578
Equity and partnership investments	15,085	14,794
Goodwill and other intangible assets, net	1,084	1,086
Deferred tax asset, net	12,216	13,001
Prepaid expenses and other assets	40,715	26,875
Total assets	$2,215,962	$2,201,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,708,288	$1,676,892
Borrowings	302,575	320,936
Accrued interest payable	3,143	3,396
Accrued expenses and other liabilities	41,771	35,973
Advances from borrowers for taxes and insurance	1,304	1,260
Total liabilities	2,057,081	2,038,457

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,453,247 shares at June 30, 2024, and 9,611,876 shares at December 31, 2023	94	96
Additional paid-in capital	93,985	95,784
Retained earnings	103,322	107,349
Accumulated other comprehensive loss, net of tax	(31,597)	(32,636)
Unearned employee stock ownership plan (ESOP) shares	(6,923)	(7,253)
Total shareholders' equity	158,881	163,340
Total liabilities and shareholders' equity	$2,215,962	$2,201,797

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
INTEREST INCOME
Interest and fees on loans receivable	$23,733	$21,299	$46,500	$40,803
Interest on investment securities	3,949	3,336	7,581	6,518
Interest on deposits and other	571	617	1,216	1,021
FHLB dividends	358	222	640	414
Total interest income	28,611	25,474	55,937	48,756
INTEREST EXPENSE
Deposits	10,180	6,209	20,292	10,562
Borrowings	4,196	3,283	7,482	5,907
Total interest expense	14,376	9,492	27,774	16,469
Net interest income	14,235	15,982	28,163	32,287
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	8,640	300	9,879	315
Provision for (recapture of) credit losses on unfunded commitments	99	—	(170)	(515)
Provision for (recapture of) credit losses	8,739	300	9,709	(200)
Net interest income after provision for (recapture of) credit losses	5,496	15,682	18,454	32,487
NONINTEREST INCOME
Loan and deposit service fees	1,076	1,064	2,178	2,205
Sold loan servicing fees and servicing rights mark-to-market	74	(191)	293	302
Net gain on sale of loans	150	58	202	234
Net (loss) gain on sale of investment securities	(2,117)	—	(2,117)	—
Net gain on sale of premises and equipment	7,919	—	7,919	—
Increase in cash surrender value of bank-owned life insurance	293	190	536	416
Other (loss) income	(48)	590	524	888
Total noninterest income	7,347	1,711	9,535	4,045
NONINTEREST EXPENSE
Compensation and benefits	8,588	8,180	16,716	16,017
Data processing	2,008	2,080	3,952	4,118
Occupancy and equipment	1,799	1,214	3,039	2,423
Supplies, postage, and telephone	317	435	610	790
Regulatory assessments and state taxes	457	424	970	813
Advertising	377	929	686	1,970
Professional fees	684	884	1,594	1,690
FDIC insurance premium	473	313	859	570
Other expense	906	758	1,486	1,697
Total noninterest expense	15,609	15,217	29,912	30,088
(Loss) income before (benefit) provision for income taxes	(2,766)	2,176	(1,923)	6,444
(Benefit) provision for income taxes	(547)	475	(100)	1,300
Net (loss) income	(2,219)	1,701	(1,823)	5,144
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	75	—	160
Net (loss) income attributable to parent	$(2,219)	$1,776	$(1,823)	$5,304

Basic and diluted (loss) earnings per common share	$(0.25)	$0.20	$(0.21)	$0.59

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)

Net (loss) income	$(2,219)	$1,701	$(1,823)	$5,144

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	(1,270)	(4,152)	(2,017)	639
Income tax benefit related to unrealized holding (losses) gains on investments	273	1,115	432	86
Amortization of unrecognized DB plan prior service cost	38	38	75	76
Income tax provision related to amortization of DB plan prior service cost	(8)	(8)	(16)	(16)
Unrealized holding gains (losses) on derivatives	219	1,336	1,148	(392)
Income tax (provision) benefit related to unrealized holding gains (losses) on derivatives	(47)	(287)	(246)	84
Reclassification adjustment for net losses on sales of securities realized in income	2,117	—	2,117	—
Income tax provision related to reclassification adjustment on sales of securities	(454)	—	(454)	—
Other comprehensive income (loss), net of tax	868	(1,958)	1,039	477
Comprehensive (loss) income	(1,351)	(257)	(784)	5,621
Comprehensive loss attributable to noncontrolling interest	—	(75)	—	(160)
Comprehensive (loss) income attributable to parent	$(1,351)	$(182)	$(784)	$5,781

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at March 31, 2023	9,674,055	$97	$95,333	$114,139	$(7,749)	$(38,108)	$(3,376)	$160,336
Net income				1,776			(75)	1,701
Common stock repurchased	(30,176)	(1)	(301)	(39)				(341)
Restricted stock award forfeitures net of grants	(8,911)	—	—					—
Restricted stock awards canceled	(1,472)	—	(17)					(17)
Other comprehensive loss, net of tax						(1,958)		(1,958)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			358					358
ESOP shares committed to be released			(13)		166			153
Cash dividends declared ($0.07 per share)				(675)				(675)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

Balance at March 31, 2024	9,442,796	$94	$93,763	$106,202	$(7,088)	$(32,465)	$—	$160,506
Net loss (Restated)				(2,219)			—	(2,219)
Restricted stock award grants net of forfeitures	12,151	—	—					—
Restricted stock awards canceled	(1,700)	—	(18)					(18)
Other comprehensive income, net of tax						868		868
Share-based compensation expense			257					257
ESOP shares committed to be released			(17)		165			148
Cash dividends declared ($0.07 per share)				(661)				(661)
Balance at June 30, 2024 (Restated)	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$—	$158,881

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				5,304			(160)	5,144
Common stock repurchased	(74,617)	(1)	(745)	(222)				(968)
Restricted stock award grants net of forfeitures	16,338	—	—					—
Restricted stock awards canceled	(11,806)	—	(162)					(162)
Other comprehensive income, net of tax						477		477
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			749					749
ESOP shares committed to be released			10		330			340
Cash dividends declared ($0.14 per share)				(1,354)				(1,354)
Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340
Net loss (Restated)				(1,823)			—	(1,823)
Common stock repurchased	(214,132)	(2)	(2,169)	(872)				(3,043)
Restricted stock award grants net of forfeitures	66,663	—	—					—
Restricted stock awards canceled	(11,160)	—	(166)					(166)
Other comprehensive income, net of tax						1,039		1,039
Share-based compensation expense			521					521
ESOP shares committed to be released			15		330			345
Cash dividends declared ($0.14 per share)				(1,332)				(1,332)
Balance at June 30, 2024 (Restated)	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$—	$158,881

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Restated)
Cash flows from operating activities:
Net (loss) income before noncontrolling interest	$(1,823)	$5,144
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	745	799
Amortization of core deposit intangible	2	2
Amortization and accretion of premiums and discounts on investments, net	299	711
Accretion of deferred loan fees and purchased premiums, net	(720)	(160)
Amortization of debt issuance costs	39	39
Change in fair value of sold loan servicing rights	86	137
Additions to servicing rights on sold loans, net	(33)	(75)
Provision for credit losses on loans	9,879	315
Recapture of provision for credit losses on unfunded commitments	(170)	(515)
Allocation of ESOP shares	345	340
Share-based compensation expense	521	749
Gain on sale of loans, net	(202)	(234)
Loss on sale of securities available for sale, net	2,117	—
Increase in cash surrender value of life insurance, net	(536)	(416)
Origination of loans held for sale	(10,366)	(13,294)
Proceeds from sale of loans held for sale	10,235	12,076
Change in assets and liabilities:
Increase in accrued interest receivable	(1,572)	(737)
(Increase) decrease in prepaid expenses and other assets	(12,375)	1,299
(Decrease) increase in accrued interest payable	(253)	912
Increase in accrued expenses and other liabilities	7,024	10,699
Net cash provided by operating activities	3,242	17,791

Cash flows from investing activities:
Purchase of securities available for sale	(53,027)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	18,571	4,535
Proceeds from sales of securities available for sale	21,048	—
Redemption (purchase) of FHLB stock	578	(940)
Purchase of bank-owned life insurance, net of surrenders	(6,140)	—
Early surrender of bank-owned life insurance policy	6,140	15
Net increase in loans receivable	(44,405)	(91,792)
Net sale (purchase) of premises and equipment, net of amortization	6,590	(850)
Capital contributions to equity and partnership investments	(6,306)	(209)
Capital disbursements received from equity and partnership investments	6,499	347
Capital contributions to low-income housing tax credit partnerships	(1,274)	—
Net cash used by investing activities	(51,726)	(88,894)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Restated)
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

Note 3 - Loans Receivable (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

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

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	June 30, 2024	December 31, 2023
	(Restated)
	(In thousands)
Real Estate:
One-to-four family	$389,934	$378,432
Multi-family	350,076	333,094
Commercial real estate	375,511	387,983
Construction and land	107,273	129,691
Total real estate loans	1,222,794	1,229,200
Consumer:
Home equity	72,613	69,403
Auto and other consumer	285,623	249,130
Total consumer loans	358,236	318,533
Commercial business loans	117,094	112,295
Total loans receivable	1,698,124	1,660,028
Less:
Derivative basis adjustment	1,017	—
Allowance for credit losses on loans	19,343	17,510
Total loans receivable, net	$1,677,764	$1,642,518

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	June 30, 2024 (Restated)			December 31, 2023
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$393	$1,357	$1,750	$418	$1,426	$1,844
Multi-family	—	708	708	—	—	—
Commercial real estate	14	—	14	28	—	28
Construction and land	6	19,286	19,292	6	14,980	14,986
Home equity	89	29	118	92	31	123
Auto and other consumer	50	696	746	38	748	786
Commercial business	119	884	1,003	165	712	877
Total nonaccrual loans	$671	$22,960	$23,631	$747	$17,897	$18,644

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

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
June 30, 2024 (Restated)	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$—	$928	$928	$389,006	$389,934
Multi-family	—	—	708	708	349,368	350,076
Commercial real estate	—	—	8,529	8,529	366,982	375,511
Construction and land	—	—	11,187	11,187	96,086	107,273
Total real estate loans	—	—	21,352	21,352	1,201,442	1,222,794
Consumer:
Home equity	—	—	—	—	72,613	72,613
Auto and other consumer	1,118	418	720	2,256	283,367	285,623
Total consumer loans	1,118	418	720	2,256	355,980	358,236
Commercial business loans	24	14	607	645	116,449	117,094
Total loans	$1,142	$432	$22,679	$24,253	$1,673,871	$1,698,124

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$802	$—	$1,010	$1,812	$376,620	$378,432
Multi-family	—	—	—	—	333,094	333,094
Commercial real estate	—	8,526	—	8,526	379,457	387,983
Construction and land	14	—	—	14	129,677	129,691
Total real estate loans	816	8,526	1,010	10,352	1,218,848	1,229,200
Consumer:
Home equity	59	—	—	59	69,344	69,403
Auto and other consumer	1,854	601	791	3,246	245,884	249,130
Total consumer loans	1,913	601	791	3,305	315,228	318,533
Commercial business loans	1,117	757	—	1,874	110,421	112,295
Total loans	$3,846	$9,884	$1,801	$15,531	$1,644,497	$1,660,028

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

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1) (Restated)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$297	$3,503	$119,977	$118,380	$66,971	$73,890	$—	$383,018
Watch (Grade 4)	—	—	274	1,322	1,016	2,139	—	4,751
Special Mention (Grade 5)	—	—	—	—	297	79	—	376
Substandard (Grade 6)	—	—	—	—	859	930	—	1,789
Total one-to-four family	297	3,503	120,251	119,702	69,143	77,038	—	389,934
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	87	52,130	114,474	90,320	56,083	11,491	—	324,585
Watch (Grade 4)	—	—	8,819	14,980	—	984	—	24,783
Substandard (Grade 6)	—	—	—	—	708	—	—	708
Total multi-family	87	52,130	123,293	105,300	56,791	12,475	—	350,076
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	5,202	52,303	78,763	98,936	70,852	32,228	—	338,284
Watch (Grade 4)	—	4,380	4,311	—	8,725	776	—	18,192
Special Mention (Grade 5)	—	—	—	6,478	—	2,739	—	9,217
Substandard (Grade 6)	—	—	14	8,529	1,275	—	—	9,818
Total commercial real estate	5,202	56,683	83,088	113,943	80,852	35,743	—	375,511
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	11,873	24,419	26,161	18,632	708	606	—	82,399
Watch (Grade 4)	—	5,543	—	—	—	27	—	5,570
Special Mention (Grade 5)	—	—	—	—	—	12	—	12
Substandard (Grade 6)	8,099	11,187	—	—	—	6	—	19,292
Total construction and land	19,972	41,149	26,161	18,632	708	651	—	107,273
Gross charge-offs year-to-date	—	3,978	—	—	—	—	—	3,978
Home Equity
Pass (Grades 1-3)	2,881	6,533	6,765	4,374	2,784	5,279	43,550	72,166
Watch (Grade 4)	—	—	—	—	36	28	253	317
Substandard (Grade 6)	—	—	—	29	57	12	32	130
Total home equity	2,881	6,533	6,765	4,403	2,877	5,319	43,835	72,613
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	53,862	52,536	73,374	40,423	14,779	46,667	466	282,107
Watch (Grade 4)	605	452	688	62	251	306	2	2,366
Special Mention (Grade 5)	32	118	223	39	22	—	—	434
Substandard (Grade 6)	54	58	—	388	151	65	—	716
Total auto and other consumer	54,553	53,164	74,285	40,912	15,203	47,038	468	285,623
Gross charge-offs year-to-date	—	312	1,028	44	—	220	34	1,638
Commercial business
Pass (Grades 1-3)	20,699	22,062	10,139	4,244	1,924	13,683	27,538	100,289
Watch (Grade 4)	1,687	190	3,839	3,788	—	—	(38)	9,466
Special Mention (Grade 5)	—	—	14	—	—	—	—	14
Substandard (Grade 6)	—	273	3,770	144	618	—	2,493	7,298
Loss (Grade 8)	—	—	—	—	24	—	3	27
Total commercial business	22,386	22,525	17,762	8,176	2,566	13,683	29,996	117,094
Gross charge-offs year-to-date	—	—	814	1,748	114	—	—	2,676
Total loans
Pass (Grades 1-3)	94,901	213,486	429,653	375,309	214,101	183,844	71,554	1,582,848
Watch (Grade 4)	2,292	10,565	17,931	20,152	10,028	4,260	217	65,445
Special Mention (Grade 5)	32	118	237	6,517	319	2,830	—	10,053
Substandard (Grade 6)	8,153	11,518	3,784	9,090	3,668	1,013	2,525	39,751
Loss (Grade 8)	—	—	—	—	24	—	3	27
Total loans	$105,378	$235,687	$451,605	$411,068	$228,140	$191,947	$74,299	$1,698,124
Total gross charge-offs year-to-date	$—	$4,290	$1,842	$1,792	$114	$220	$34	$8,292

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

As of June 30, 2024, $25.3 million of loans were individually evaluated with $643,000 of ACLL attributed to such loans. At June 30, 2024, four individually evaluated loans totaling $2.8 million were evaluated using a discounted cash flow approach and the remaining loans totaling $22.5 million were evaluated based on the underlying value of the collateral. Two of the loans evaluated using the discounted cash flow method were accruing at quarter end, while the remaining loans evaluated using the discounted cash flow method and collateral dependent loans were all on nonaccrual status at June 30, 2024.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
June 30, 2024 (Restated)	Single Family Residence	Multi-family Housing	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,357	$—	$—	$—	$—	$1,357
Multi-family	—	708	—	—	—	708
Construction and land	8,099	—	11,187	—	—	19,286
Home equity	29	—	—	—	—	29
Auto and other consumer	—	—	—	388	—	388
Commercial business	—	—	116	—	604	720
Total collateral dependent loans	$9,485	$708	$11,303	$388	$604	$22,488

	Collateral Type
December 31, 2023	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

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

Note 4 - Allowance for Credit Losses on Loans (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended June 30, 2024 (Restated)
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,076	$—	$—	$460	$4,536
Multi-family	1,331	—	—	293	1,624
Commercial real estate	3,382	—	—	(250)	3,132
Construction and land	990	(3,978)	—	3,789	801
Home equity	1,741	—	—	(49)	1,692
Auto and other consumer	2,843	(832)	198	387	2,596
Commercial business	3,595	(2,643)	—	4,010	4,962
Total	$17,958	$(7,453)	$198	$8,640	$19,343

	At or For the Six Months Ended June 30, 2024 (Restated)
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$2	$1,559	$4,536
Multi-family	1,154	—	—	470	1,624
Commercial real estate	3,671	—	—	(539)	3,132
Construction and land	1,889	(3,978)	—	2,890	801
Home equity	1,077	—	—	615	1,692
Auto and other consumer	4,409	(1,638)	244	(419)	2,596
Commercial business	2,335	(2,676)	—	5,303	4,962
Total	$17,510	$(8,292)	$246	$9,879	$19,343

	At or For the Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,903	$—	$4	$105	$3,012
Multi-family	1,045	—	—	(4)	1,041
Commercial real estate	2,979	—	—	(55)	2,924
Construction and land	2,782	—	—	(247)	2,535
Home equity	1,084	—	5	36	1,125
Auto and other consumer	4,689	(972)	564	514	4,795
Commercial business	1,914	—	—	(49)	1,865
Total	$17,396	$(972)	$573	$300	$17,297

	At or For the Six Months Ended June 30, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$4	$94	$3,012
Multi-family	2,468	(1,449)	1,019	—	—	22	1,041
Commercial real estate	4,217	(604)	3,613	—	—	(689)	2,924
Construction and land	2,344	1,555	3,899	—	—	(1,364)	2,535
Home equity	549	346	895	(11)	5	236	1,125
Auto and other consumer	2,024	2,381	4,405	(1,926)	585	1,731	4,795
Commercial business	786	794	1,580	—	—	285	1,865
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(1,937)	$594	$315	$17,297

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

Note 9 - Income Tax (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

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

The effective tax rates were 5.2% and 20.2% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2024 and 2023 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. The current period rate includes an estimate for taxes and penalties on the early surrender of a BOLI contract which was recorded in the first quarter of 2024, partially offset by the year-to-date net loss.

Note 10 - Earnings per Common Share (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
	(In thousands, except share data)
Net income:
Net income available to common shareholders	$(2,219)	$1,776	$(1,823)	$5,304
Earnings allocated to participating securities	(2)	(9)	(3)	(28)
Earnings allocated to common shareholders	$(2,221)	$1,767	$(1,826)	$5,276
Basic:
Weighted average common shares outstanding	9,448,958	9,667,380	9,495,759	9,684,673
Weighted average unvested restricted stock awards	(105,628)	(139,760)	(99,199)	(152,474)
Weighted average unallocated ESOP shares	(560,244)	(613,265)	(566,873)	(619,841)
Total basic weighted average common shares outstanding	8,783,086	8,914,355	8,829,687	8,912,358
Diluted:
Basic weighted average common shares outstanding	8,783,086	8,914,355	8,829,687	8,912,358
Dilutive restricted stock awards	—	17,031	—	19,759
Total diluted weighted average common shares outstanding	8,783,086	8,931,386	8,829,687	8,932,117
Basic (loss) earnings per common share	$(0.25)	$0.20	$(0.21)	$0.59
Diluted (loss) earnings per common share	$(0.25)	$0.20	$(0.21)	$0.59

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2024 and 2023, antidilutive shares as calculated under the treasury stock method totaled 21,965 and 14,987, respectively.

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

Note 13 - Fair Value Measurements (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2024 (Restated)
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$22,488	$22,488

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$17,388	$17,388

At  June 30, 2024 and December 31, 2023, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2024 (Restated)
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$83,179	$83,179	$83,179	$—	$—
Investment securities available for sale	306,714	306,714	6,897	282,586	17,231
Loans held for sale	1,086	1,086	—	1,086	—
Loans receivable, net	1,677,764	1,546,833	—	—	1,546,833
FHLB stock	13,086	13,086	—	13,086	—
Accrued interest receivable	9,466	9,466	—	9,466	—
Sold loan servicing rights, at fair value	3,740	3,740	—	—	3,740
Equity and partnership investments	14,585	14,585	—	1,762	12,823
Interest rate swap derivative	1,318	1,318	—	1,318	—
Financial liabilities
Demand deposits	$1,086,422	$1,086,422	$1,086,422	$—	$—
Time deposits	621,866	618,366	—	—	618,366
FHLB Borrowings	260,100	256,977	—	—	256,977
Line of Credit	3,000	3,011	—	—	3,011
Subordinated debt, net	39,475	41,214	—	—	41,214
Accrued interest payable	3,143	3,143	—	3,143	—

	December 31, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Sold loan servicing rights, at fair value	3,793	3,793	—	—	3,793
Partnership investments	13,183	13,183	—	—	13,183
Financial liabilities
Demand deposits	1,025,854	$1,025,854	$1,025,854	$—	$—
Time deposits	651,038	648,428	—	—	648,428
FHLB Borrowings	275,000	271,284	—	—	271,284
Line of Credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

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

Note 15 - Derivatives and Hedging Activities (Restated)

This note has been restated to reflect the changes described in Note 18 - Restatement.

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

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
June 30, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$192	$—
Interest rate swaps - loans	100,000	1,126	—

December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Restated)		(Restated)
	(In thousands)
Total amounts recognized in interest on investment securities	$3,949	$3,336	$7,581	$6,518
Total amounts recognized in interest and fees on loans receivable (1)	23,733	—	46,500	—
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$1,062	$(1,336)	$95	$392
Recognized on derivatives designated as hedging instruments	(1,403)	1,443	(248)	(254)
Interest rate swaps - loans
Recognized on hedged items (1)	1,728	—	1,017	—
Recognized on derivatives designated as hedging instruments (1)	(2,128)	—	(1,244)	—
Net (expense) income recognized on fair value	$(741)	$107	$(380)	$138
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

Note 18 - Restatement

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the three and six months ended June 30, 2024, are being restated to correct loan amortized cost balances, the allowance for credit losses on loans, interest and fees on loans receivable, the provision for credit losses on loans and tax adjustments related to the correction of loan charge-offs and allowance for credit losses on loans.

The following tables present the amounts previously reported and a reconciliation of the restatement amounts reported on the restated Consolidated Balance Sheet at June 30, 2024, and the Consolidated Statement of Operations for the three and six months ended June 30, 2024. The amounts previously reported were derived from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 filed with the SEC on August 12, 2024.

Balance Sheet:

	June 30, 2024
	As Reported	Adjustment		As Restated
	(In thousands) (Unaudited)
ASSETS
Cash and due from banks	$19,184	$—		$19,184
Interest-earning deposits in banks	63,995	—		63,995
Investment securities available for sale, at fair value	306,714	—		306,714
Loans held for sale	1,086	—		1,086
Loans receivable, net of allowance for credit losses on loans	1,682,282	(4,518)	(a)	1,677,764
Federal Home Loan Bank (FHLB) stock, at cost	13,086	—		13,086
Accrued interest receivable	9,466	—		9,466
Premises and equipment, net	10,714	—		10,714
Servicing rights on sold loans, at fair value	3,740	—		3,740
Bank-owned life insurance, net	41,113	—		41,113
Equity and partnership investments	15,085	—		15,085
Goodwill and other intangible assets, net	1,084	—		1,084
Deferred tax asset, net	12,216	—		12,216
Prepaid expenses and other assets	39,873	842	(b)	40,715
Total assets	$2,219,638	$(3,676)		$2,215,962

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,708,288	$—		$1,708,288
Borrowings	302,575	—		302,575
Accrued interest payable	3,143	—		3,143
Accrued expenses and other liabilities	41,810	(39)	(b)	41,771
Advances from borrowers for taxes and insurance	1,304	—		1,304
Total liabilities	2,057,120	(39)		2,057,081

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—		—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,453,247 shares at June 30, 2024, and 9,611,876 shares at December 31, 2023	94	—		94
Additional paid-in capital	93,985	—		93,985
Retained earnings	106,959	(3,637)		103,322
Accumulated other comprehensive loss, net of tax	(31,597)	—		(31,597)
Unearned employee stock ownership plan (ESOP) shares	(6,923)	—		(6,923)
Total parent's shareholders' equity	162,518	(3,637)		158,881
Noncontrolling interest in Quin Ventures, Inc.	—	—		—
Total shareholders' equity	162,518	(3,637)		158,881
Total liabilities and shareholders' equity	$2,219,638	$(3,676)		$2,215,962

Statement of Operations:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
	(Dollars in thousands, except per share data) (Unaudited)
INTEREST INCOME
Interest and fees on loans receivable	$23,749	$(16)	(a)	$23,733	$46,516	$(16)	(a)	$46,500
Interest on investment securities	3,949	—		3,949	7,581	—		7,581
Interest on deposits and other	571	—		571	1,216	—		1,216
FHLB dividends	358	—		358	640	—		640
Total interest income	28,627	(16)		28,611	55,953	(16)		55,937
INTEREST EXPENSE
Deposits	10,180	—		10,180	20,292	—		20,292
Borrowings	4,196	—		4,196	7,482	—		7,482
Total interest expense	14,376	—		14,376	27,774	—		27,774
Net interest income	14,251	(16)		14,235	28,179	(16)		28,163
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	4,138	4,502	(a)	8,640	5,377	4,502	(a)	9,879
Provision for (recapture of) credit losses on unfunded commitments	99	—		99	(170)	—		(170)
Provision for credit losses	4,237	4,502		8,739	5,207	4,502		9,709
Net interest income after provision for credit losses	10,014	(4,518)		5,496	22,972	(4,518)		18,454
NONINTEREST INCOME
Loan and deposit service fees	1,076	—		1,076	2,178	—		2,178
Sold loan servicing fees and servicing rights mark-to-market	74	—		74	293	—		293
Net gain on sale of loans	150	—		150	202	—		202
Net (loss) gain on sale of investment securities	(2,117)	—		(2,117)	(2,117)	—		(2,117)
Net gain on sale of premises and equipment	7,919	—		7,919	7,919	—		7,919
Increase in cash surrender value of bank-owned life insurance	293	—		293	536	—		536
Income from death benefit on bank-owned life insurance, net	—	—		—	—	—		—
Other (loss) income	(48)	—		(48)	524	—		524
Total noninterest income	7,347	—		7,347	9,535	—		9,535
NONINTEREST EXPENSE
Compensation and benefits	8,588	—		8,588	16,716	—		16,716
Data processing	2,008	—		2,008	3,952	—		3,952
Occupancy and equipment	1,799	—		1,799	3,039	—		3,039
Supplies, postage, and telephone	317	—		317	610	—		610
Regulatory assessments and state taxes	457	—		457	970	—		970
Advertising	377	—		377	686	—		686
Professional fees	684	—		684	1,594	—		1,594
FDIC insurance premium	473	—		473	859	—		859
FHLB prepayment penalty	—	—		—	—	—		—
Other expense	906	—		906	1,486	—		1,486
Total noninterest expense	15,609	—		15,609	29,912	—		29,912
Income (loss) before provision (benefit) for income taxes	1,752	(4,518)		(2,766)	2,595	(4,518)		(1,923)
Provision (benefit) for income taxes	334	(881)	(b)	(547)	781	(881)	(b)	(100)
Net income (loss)	1,418	(3,637)		(2,219)	1,814	(3,637)		(1,823)
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	—		—	—	—		—
Net income (loss) attributable to parent	$1,418	$(3,637)		$(2,219)	$1,814	$(3,637)		$(1,823)

Basic and diluted earnings (loss) per common share	$0.16	$(0.41)		$(0.25)	$0.21	$(0.42)		$(0.21)

The adjustments posted as of and for the three and six months ended June 30, 2024, are a result of management’s ongoing credit evaluation in assessing the collectability of certain loans. In consultation with its prudential regulators, management determined that these amendments were necessary to reflect the credit quality of and underlying collateral values for certain commercial loans. Adjustments included converting reserves as of June 30, 2024, into charge-offs, increasing the allowance for credit losses on pooled loans and changes to the provision for income taxes.

(a) Attributable to a decrease to commercial construction loans of $4.0 million due to a charge-off, decreases to commercial business loans of $2.6 million due to loan balance charge-offs and $16,000 related to the write-off of related net deferred costs, and a decrease to the allowance for credit losses on loans of $2.2 million. See Note 3 and Note 4 for related disclosures.

(b) Attributable to an increase in federal income tax receivable of $842,000 included in Other Assets and a decrease in state income tax payable of $39,000 included in Other Liabilities as a result of the change in the provision for income taxes. The provision (benefit) for income taxes decreased as a result of the changes in interest and fees on loans receivable and the provision for credit losses on loans.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item has been restated to reflect the changes described in the Explanatory Note and in Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q/A constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

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

•	risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment and geopolitical instability, including the wars in Ukraine and the Middle East;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q/A and the Company's 2023 Form 10-K.

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

Comparison of Financial Condition at June 30, 2024 (Restated) and December 31, 2023

Assets. Total assets increased to $2.22 billion, or 0.6%, at June 30, 2024, from $2.2 billion at December 31, 2023.

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

The investment portfolio was comprised of 55.8% in amortizing securities at June 30, 2024, compared to 52.0% at December 31, 2023. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. Our securities portfolio is utilized to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

Net loans, excluding loans held for sale, increased $35.3 million to $1.68 billion at June 30, 2024, from $1.64 billion at December 31, 2023. During the six months ended June 30, 2024, auto and other consumer loans increased $36.5 million with $25.6 million of Woodside auto loan purchases, $22.3 million of Triad manufactured home loan purchases and $14.2 million of First Help auto loan purchases, partially offset by prepayments and scheduled payments. Multi-family loans increased $17.0 million during the six months ended June 30, 2024. The increase was the result of $21.4 million of construction loans converting into permanent amortizing loans, partially offset by payment activity. One-to-four family loans increased $11.5 million during the six months ended June 30, 2024, as a result of $22.3 million in residential construction loans which converted to permanent amortizing loans, partially offset by payments received. Commercial business loans increased $4.8 million, including $13.4 million of organic originations, $9.5 million of purchased Bankers Healthcare group loans and $4.9 million in draws on existing line of credit commitments, offset by repayments and charge off activity. Home equity loan outstanding balances increased $3.2 million over the prior year end due to $2.9 million from home equity loan originations and draws on new and existing line of credit commitments. Commercial real estate loans decreased $12.5 million during the six months ended June 30, 2024, due to payoffs, scheduled payments and a reclassification of $3.9 million to multi-family offsetting originations of $5.2 million.

Construction and land loans decreased $22.4 million, or 17.3%, to $107.3 million at June 30, 2024, from $129.7 million at December 31, 2023, with $44.1 million converting into fully amortizing loans and charge offs totaling $4.0 million, partially offset by draws on new and existing loan commitments. Construction loans in the portfolio are geographically dispersed throughout Western Washington. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise. We continue to monitor the impact inflation and housing demand may have on the completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At June 30, 2024, 46% of construction commitments were secured by one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion and may be sold at that time.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2024 (Restated)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,554	$61,469	$1,425	$69,448
Multi-family residential	3,900	47,313	5,926	57,139
Commercial real estate	—	25,901	—	25,901
Total commitment	$10,454	$134,683	$7,351	$152,488

Construction Funds Disbursed
One-to-four family residential	$2,794	$46,124	$963	$49,881
Multi-family residential	—	39,862	3,691	43,553
Commercial real estate	—	7,892	—	7,892
Total disbursed for construction	2,794	93,878	4,654	101,326
Net deferred costs	—	(439)	(16)	(455)
Amortized cost for construction	$2,794	$93,439	$4,638	$100,871

Undisbursed Commitment
One-to-four family residential	$3,760	$15,345	$462	$19,567
Multi-family residential	3,900	7,451	2,235	13,586
Commercial real estate	—	18,009	—	18,009
Total undisbursed	$7,660	$40,805	$2,697	$51,162

Land Funds Disbursed
One-to-four family residential	$2,954	$2,352	$215	$5,521
Commercial real estate	—	845	—	845
Total disbursed for land	2,954	3,197	215	6,366
Net deferred fees	21	9	6	36
Amortized cost for land	$2,975	$3,206	$221	$6,402
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$71,609
Multi-family residential	—	78,196	11,076	—	89,272
Commercial real estate	—	17,332	1	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$43,755
Multi-family residential	—	61,288	5,879	—	67,167
Commercial real estate	—	11,849	—	—	11,849
Total disbursed	3,790	107,862	10,944	175	122,771
Net deferred fees (costs)	27	(544)	(39)	1	(555)
Amortized cost for construction	$3,817	$107,318	$10,905	$176	$122,216

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$27,854
Multi-family residential	—	16,908	5,197	—	22,105
Commercial real estate	—	5,483	1	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$55,443

Land Funds Disbursed
One-to-four family residential	$3,310	$3,002	$272	$—	$6,584
Commercial real estate	—	845	—	—	845
Total disbursed for land	3,310	3,847	272	—	7,429
Net deferred fees	28	16	2	—	46
Amortized cost for land	$3,338	$3,863	$274	$—	$7,475
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the six months ended June 30, 2024, the Company added $90.5 million of organic loan originations, of which $59.4 million, or 65.7%, were located in the Puget Sound region, $23.5 million, or 26.0%, on the North Olympic Peninsula, $2.8 million, or 3.1%, in other areas throughout Washington State, and $4.8 million, or 5.3%, in other states. The Company purchased an additional $40.7 million in auto loans, $22.3 million in manufactured home loans, and $9.5 million in commercial business loans to borrowers located throughout the United States during the six months ended June 30, 2024. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. The Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") also provides a source of additional interest income but is dependent on demand for funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 78.2% organic originations and 21.8% purchased loans at June 30, 2024.

The ACLL increased to $19.3 million at June 30, 2024, as the Company recorded a $9.9 million provision for credit loss on loans for the six-month period. Net charge-offs were $8.1 million for the six-month period. The ACLL as a percentage of total loans was 1.14% and 1.10% at June 30, 2024 and December 31, 2023, respectively.

Nonaccrual loans increased $5.0 million, or 26.7%, to $23.6 million at June 30, 2024, from $18.6 million at December 31, 2023, primarily attributable to a $8.1 million commercial construction loan placed on nonaccrual during the quarter ended June 30, 2024, a $708,000 multi-family loan, a $535,000 delinquent purchased one-to-four family loan, three delinquent auto loans totaling $406,000 and a $184,000 increase to a commercial construction relationship previously placed on nonaccrual. These increases were partially offset by $4.0 million of charge offs on loans previously placed on nonaccrual and a $591,000 single family residence loan that was paid off during the first quarter of 2024. Nonaccrual loans to total loans was 1.39% at June 30, 2024, compared to 1.12% at December 31, 2023. The ACLL as a percentage of nonaccrual loans decreased to 82% at June 30, 2024, down from 94% at December 31, 2023. Subsequent to quarter-end, the $708,000 multifamily loan was paid off.

Classified loans increased $4.6 million to $39.8 million at June 30, 2024, from $35.1 million at December 31, 2023, due to the downgrade during the first half of 2024 of the loans noted above. An $11.2 million construction loan relationship, which became classified in the fourth quarter of 2022, a $9.2 million commercial loan relationship which became classified in the fourth quarter of 2023 and the $8.1 million commercial construction loan relationship which became classified in the quarter ended June 30, 2024, account for 71% of the classified loan balance at June 30, 2024. The Bank has exercised legal remedies, including the appointment of a third-party receivership and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in two of the three collateral-dependent relationships. Proceeds from the sale of a unit in the $11.2 million construction loan relationship during the first quarter of 2024 were used to the paydown principal of the related loan balance. Subsequent to quarter-end, a property included in the $9.2 million commercial loan relationship was sold, resulting in a $3.0 million loan payoff recorded in the third quarter of 2024.

The Bank recorded commercial construction loan charge-offs totaling $4.0 million and commercial business loan charge-offs of $2.6 million in the second quarter of 2024 as a result of uncertainty in the collectability of the underlying collateral in specific loan relationships. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories. Additional charged-off balances were related to loans purchased through the Splash unsecured consumer loan program totaled $1.3 million during the six months ended June 30, 2024, or 76% of gross charge-offs. The Bank's active participation in the program was discontinued in 2023. Total Splash loan balances of $4.7 million and $7.3 million were included in Auto and Other Consumer loans at June 30, 2024 and December 31, 2023, respectively. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of June 30, 2024.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2024	December 31, 2023	Amount	Percent
	(Restated)
	(In thousands)
Real Estate:
One-to-four family	$389,934	$378,432	$11,502	3.0%
Multi-family	350,076	333,094	16,982	5.1
Commercial real estate	375,511	387,983	(12,472)	(3.2)
Construction and land	107,273	129,691	(22,418)	(17.3)
Total real estate loans	1,222,794	1,229,200	(6,406)	(0.5)
Consumer:
Home equity	72,613	69,403	3,210	4.6
Auto and other consumer	285,623	249,130	36,493	14.6
Total consumer loans	358,236	318,533	39,703	12.5
Commercial business loans	117,094	112,295	4,799	4.3
Total loans receivable	1,698,124	1,660,028	38,096	2.3
Less:
Derivative basis adjustment	1,017	—	1,017	100.0
Allowance for credit losses on loans	19,343	17,510	1,833	10.5
Loans receivable, net	$1,677,764	$1,642,518	$35,246	2.1

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	June 30, 2024	December 31, 2023	Amount	Percent
	(Restated)
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,750	$1,844	$(94)	(5.1)%
Multi-family	708	—	708	100.0
Commercial real estate	14	28	(14)	(50.0)
Construction and land	19,292	14,986	4,306	28.7
Total real estate loans	21,764	16,858	4,906	29.1
Consumer loans:
Home equity	118	123	(5)	(4.1)
Auto and other consumer	746	786	(40)	(5.1)
Total consumer loans	864	909	(45)	(5.0)
Commercial business	1,003	877	126	14.4
Total nonaccrual loans	$23,631	$18,644	$4,987	26.7

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.89%	1.12%	0.77%	68.8

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

Equity. Total shareholders' equity decreased $4.5 million to $158.9 million for the six months ended June 30, 2024. The Company recorded a net loss during that period of $1.8 million, $1.3 million of dividends declared and $3.0 million for the cost of repurchased shares. Decreases were partially offset by a $902,000 increase in the post-tax fair market value of derivatives and $866,000 related to share-based compensation plans. During the six months ended June 30, 2024, we repurchased 214,132 shares of common stock under the October 2020 stock repurchase plan at an average price of $14.03 per share for a total of $3.0 million, which completed the October 2020 share repurchase program. In April 2024, the Board of Directors authorized a new buyback plan of up to 10% of shares outstanding for a maximum of 944,279 shares. No shares have been repurchased to date under the new program.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 (Restated) and 2023

General. A net loss attributable to the Company of $2.2 million was recorded for the three months ended June 30, 2024, compared to net income of $1.8 million for the three months ended June 30, 2023. A $10.2 million decrease in net interest income after provision for credit losses and a $392,000 increase in noninterest expense were partially offset by a $5.6 million increase in noninterest income.

Net Interest Income. Net interest income decreased $1.8 million to $14.2 million for the three months ended June 30, 2024, from $16.0 million for the three months ended June 30, 2023. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 95 basis points to 3.28% for the three months ended June 30, 2024, compared to 2.33% for the same period in the prior year. This was due to higher rates paid on all deposits and borrowings and an increase in the average balances of CDs and borrowings. The cost of total deposits increased 93 basis points to 2.47% for the three months ended June 30, 2024, compared to 1.54% for the same period in 2023. The average yield on interest-earning assets increased 38 basis points to 5.55% for the three months ended June 30, 2024, compared to 5.17% for the same period last year, due primarily to higher yields on variable- and adjustable-rate assets and an increase in higher yielding loan volume due to originations, purchases and draws on new and existing lines of credit.

Total cost of funds increased 89 basis points to 2.87% for the three months ended June 30, 2024, from 1.98% for the same period in 2023. The net interest margin decreased 49 basis points to 2.76% for the three months ended June 30, 2024, from 3.25% for the same period in 2023. While increases in the cost of funding outpaced the growth of the yield on interest-earning assets, the Company has taken measures to reverse interest rate margin compression. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. Lower yielding investment securities totaling $23.2 million were sold at a loss in the second quarter of 2024, replaced with $53.3 million of higher-yielding security investments during the second quarter of 2024. Income on the Bank's fair value hedging agreements on securities increased quarter-over-quarter by $67,000. The fair value hedge on loans established in 2024 increased interest income by $378,000 for the second quarter of 2024.

Interest Income. Total interest income increased $3.1 million, or 12.3%, to $28.6 million for the three months ended June 30, 2024, from $25.5 million for the comparable period in 2023, primarily due to higher yields on interest-earning assets. Interest and fees on loans receivable increased $2.4 million, to $23.7 million for the three months ended June 30, 2024, from $21.3 million for the three months ended June 30, 2023, primarily due to an increase in average loan yields to 5.62% for the three months ended June 30, 2024, from 5.38% for the same period in 2023, coupled with an increase in the average balance of net loans receivable of $110.8 million compared to the second quarter of 2023. The loan portfolio has grown through draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased Bankers Healthcare Group commercial loans. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 87 basis points to 5.01% compared to the same period in 2023, as increases in floating bond rates, sales of lower-yielding bonds, purchases of new bonds at higher yields and a reduction in amortization of premium costs as prepayment speeds slow down have all positively impacted investment securities income. The yield on interest-earning deposits in banks also increased to 5.54% from 5.18% for the comparable period in 2023, benefitting from increases in rates paid on excess balances held at the FRB.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2024 (Restated)		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,698,777	5.62%	$1,587,948	5.38%	$2,434
Investment securities	316,878	5.01	327,129	4.09	613
FHLB stock	15,175	9.49	12,515	7.11	136
Interest-earning deposits in banks	41,450	5.54	47,792	5.18	(46)
Total interest-earning assets	$2,072,280	5.55	$1,975,384	5.17	$3,137

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

Provision for Credit Losses. The Company recorded an $8.7 million provision for credit losses in the three months ended June 30, 2024. A provision for credit losses on loans of $8.6 million was the result of the charge-off activity previously discussed; an increase in the estimated CECL loss factors applied to commercial business loans, residential real estate and multi-family loans; and growth in the purchased auto loan portfolio. Increases were partially offset by a decrease in the loss factors applied to commercial real estate loans, home equity lines of credit and other consumer loans, and declining commercial business and construction loan balances. A provision for credit losses on unfunded commitments of $99,000 was also recorded during the quarter ended June 30, 2024, due to higher loss factors and a moderate increase in commitment balances at quarter end. This compares to a $300,000 loan loss provision for the quarter ended June 30, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased to 82% compared to 677% for the same period in 2023, 85% of the nonaccrual loan balance is comprised of well-secured real estate loans, based on the current loan-to-value ratio, which the Company believes will be sufficient to repay the loans upon sale of the underlying collateral.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended June 30,
	2024 (Restated)	2023
	(Dollars in thousands)
Provision for credit losses on loans	$8,640	$300
Net charge-offs	(7,255)	(399)
Allowance for credit losses on loans	19,343	17,297
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.14%	1.06%
Total nonaccrual loans	23,631	2,554
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	82%	677%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	1.89%	0.16%
Total loans receivable	$1,698,124	$1,638,160

Provision for credit losses on unfunded commitments	$99	$—
Reserve for unfunded commitments	647	1,336
Unfunded loan commitments	155,005	168,668

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

Provision for Income Tax. An income tax benefit of $547,000 was recorded for the three months ended June 30, 2024, compared to income tax expense of $475,000 for the three months ended June 30, 2023, due to a year-over-year decrease in income before taxes of $4.9 million. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 (Restated) and 2023

General. A net loss attributable to the Company of $1.8 million was recorded for the six months ended June 30, 2024, compared to net income of $5.3 million for the six months ended June 30, 2023. A $14.0 million decrease in net interest income after provision for credit losses was partially offset by a $5.5 million increase in noninterest income and a $176,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased $4.1 million to $28.2 million for the six months ended June 30, 2024, from $32.3 million for the six months ended June 30, 2023, as higher funding costs outpaced increased loan, investment and interest-earning deposit income.

Average earning assets increased $107.5 million year-over-year. The yield on average interest-earning assets increased 43 basis points to 5.49% for the six months ended June 30, 2024, compared to 5.06% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities and interest-earning deposit accounts.

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

Interest Income. Total interest income increased $7.1 million, or 14.7%, to $55.9 million for the six months ended June 30, 2024, from $48.8 million for the comparable period in 2023, primarily due to an increase in yields on interest-earning assets and an increase in average net loans receivable balances. Interest and fees on loans receivable increased $5.7 million, to $46.5 million for the six months ended June 30, 2024, from $40.8 million for the six months ended June 30, 2023, primarily due to an increase in the average balance of net loans receivable of $118.8 million compared to the prior year, coupled with an increase in average loan yields to 5.57% for the six months ended June 30, 2024, from 5.27% for the same period in 2023. The loan portfolio increased as a result of additional auto, manufactured home, and Bankers Healthcare Group commercial loan purchases. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also increased 87 basis points to 4.88% compared to the same period in 2023, with half of the purchase of higher-yielding investments occurring late in the first quarter of 2023 which resulted in the related increase only impacting income for the second quarter of 2024. An increase in rates on floating bonds and a slowdown in prepayment speeds, which reduces amortization of premium costs, also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2024 (Restated)		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,680,099	5.57%	$1,561,278	5.27%	$5,697
Investment securities	312,184	4.88	327,743	4.01	1,063
FHLB stock	13,751	9.36	11,849	7.05	226
Interest-earning deposits in banks	44,016	5.56	41,640	4.94	195
Total interest-earning assets	$2,050,050	5.49	$1,942,510	5.06	$7,181

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

Provision for Credit Losses. The Company recorded a $9.7 million provision for credit losses in the six months ended June 30, 2024. A provision for credit losses on loans of $9.9 million was the result of the charge-offs previously discussed; an increase in the estimated CECL loss factors applied to the Splash consumer loans, residential real estate, multi-family and commercial business loans; and growth in the purchased auto loan portfolio, partially offset by a decrease in the loss factors applied to Woodside auto and construction loans. A recapture of $170,000 was due to a lower year-over-year loss factor applied to unfunded commitment balances reducing the provision for credit losses recorded during the six months ended June 30, 2024. This compares to a $315,000 loan loss provision and a $515,000 unfunded commitment provision recapture for the six months ended June 30, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased to 82% compared to 677% for the same period in 2023, 85% of the nonaccrual loan balance is comprised of well-secured real estate loans, based on the current loan-to-value ratio, which the Company believes will be sufficient to repay the loans upon sale of the underlying collateral.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Six Months Ended June 30,
	2024 (Restated)	2023
	(Dollars in thousands)
Provision for credit losses on loans	$9,879	$315
Net charge-offs	(8,046)	(1,343)
Allowance for credit losses on loans	19,343	17,297
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.14%	1.06%
Total nonaccrual loans	23,631	2,554
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	82%	677%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	1.89%	0.16%
Total loans receivable	$1,698,124	$1,638,160

Recapture of provision for credit losses on unfunded commitments	$(170)	$(515)
Reserve for unfunded commitments	647	1,336
Unfunded loan commitments	155,005	168,668

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

Provision for Income Tax. An income tax benefit of $100,000 was recorded for the six months ended June 30, 2024, compared to income tax expense of $1.3 million for the six months ended June 30, 2023, due to a year-over-year decrease in income before taxes of $8.4 million. The provision for the six months ended June 30, 2024, includes a tax penalty estimate for the early surrender of a BOLI contract. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

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

	Three Months Ended June 30,
	2024 (Restated)			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,698,777	$23,733	5.62%	$1,587,948	$21,299	5.38%
Investment securities	316,878	3,949	5.01	327,129	3,336	4.09
FHLB dividends	15,175	358	9.49	12,515	222	7.11
Interest-earning deposits in banks	41,450	571	5.54	47,792	617	5.18
Total interest-earning assets (3)	2,072,280	28,611	5.55	1,975,384	25,474	5.17
Noninterest-earning assets	147,090			142,630
Total average assets	$2,219,370			$2,118,014
Interest-bearing liabilities:
Interest-bearing demand deposits	$165,212	$193	0.47	$178,696	$201	0.45
Money market accounts	405,393	2,420	2.40	384,269	944	0.99
Savings accounts	227,650	915	1.62	249,681	762	1.22
Certificates of deposit, retail	400,197	4,079	4.10	363,278	2,947	3.25
Certificates of deposit, brokered	209,566	2,573	4.94	158,019	1,355	3.44
Total interest-bearing deposits (4)	1,408,018	10,180	2.91	1,333,943	6,209	1.87
Advances	315,375	3,801	4.85	262,861	2,889	4.41
Subordinated debt	39,465	395	4.03	39,384	394	4.01
Total interest-bearing liabilities	1,762,858	14,376	3.28	1,636,188	9,492	2.33
Noninterest-bearing deposits (4)	251,442			282,514
Other noninterest-bearing liabilities	41,991			37,925
Total average liabilities	2,056,291			1,956,627
Average equity	163,079			161,387
Total average liabilities and equity	$2,219,370			$2,118,014

Net interest income		$14,235			$15,982
Net interest rate spread			2.27			2.84
Net earning assets	$309,422			$339,196
Net interest margin (5)			2.76			3.25
Average interest-earning assets to average interest-bearing liabilities	117.6%			120.7%

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

(5) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2024 (Restated)			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,680,099	$46,500	5.57%	$1,561,278	$40,803	5.27%
Total investment securities	312,184	7,581	4.88	327,743	6,518	4.01
FHLB dividends	13,751	640	9.36	11,849	414	7.05
Interest-earning deposits in banks	44,016	1,216	5.56	41,640	1,021	4.94
Total interest-earning assets (3)	2,050,050	55,937	5.49	1,942,510	48,756	5.06
Noninterest-earning assets	142,729			141,789
Total average assets	$2,192,779			$2,084,299
Interest-bearing liabilities:
Interest-bearing demand deposits (4)	$165,296	$380	0.46	$182,968	$395	0.44
Money market accounts	391,449	4,369	2.24	409,025	1,720	0.85
Savings accounts	231,717	1,868	1.62	234,607	1,138	0.98
Certificates of deposit, retail	418,861	8,573	4.12	328,576	4,818	2.96
Certificates of deposit, brokered	207,745	5,102	4.94	156,135	2,491	3.22
Total interest-bearing deposits	1,415,068	20,292	2.88	1,311,311	10,562	1.62
Advances	284,144	6,693	4.74	247,610	5,118	4.17
Subordinated debt	39,455	789	4.02	39,374	789	4.04
Total interest-bearing liabilities	1,738,667	27,774	3.21	1,598,295	16,469	2.08
Noninterest-bearing deposits (4)	250,362			288,343
Other noninterest-bearing liabilities	41,277			37,302
Total average liabilities	2,030,306			1,923,940
Average equity	162,473			160,359
Total average liabilities and equity	$2,192,779			$2,084,299

Net interest income		$28,163			$32,287
Net interest rate spread			2.28			2.98
Net earning assets	$311,383			$344,215
Net interest margin (5)			2.76			3.35
Average interest-earning assets to average interest-bearing liabilities	117.9%			121.5%

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

	Three Months Ended			Six Months Ended
	June 30, 2024 (Restated) Compared to June 30, 2023			June 30, 2024 (Restated) Compared to June 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,451	$983	$2,434	$3,153	$2,544	$5,697
Investments	(108)	721	613	(299)	1,362	1,063
FHLB stock	47	89	136	67	159	226
Other (1)	(82)	36	(46)	58	137	195
Total interest-earning assets	$1,308	$1,829	$3,137	$2,979	$4,202	$7,181

Interest-bearing liabilities:
Interest-bearing demand deposits	$(15)	$7	$(8)	$(35)	$20	$(15)
Money market accounts	53	1,423	1,476	(66)	2,715	2,649
Savings accounts	(70)	223	153	(11)	741	730
Certificates of deposit, retail	292	840	1,132	1,334	2,421	3,755
Certificates of deposit, brokered	439	779	1,218	830	1,781	2,611
Advances	571	341	912	764	811	1,575
Subordinated debt	1	—	1	—	—	—
Total interest-bearing liabilities	$1,271	$3,613	$4,884	$2,816	$8,489	$11,305

Change in net interest income	$37	$(1,784)	$(1,747)	$163	$(4,287)	$(4,124)

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

CDs due within one year as of June 30, 2024, totaled $482.4 million, or 77.6% of CDs with a weighted-average rate of 4.42%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q/A.

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

Capital Resources

At June 30, 2024, shareholders' equity totaled $158.9 million, or 7.2% of total assets. Our book value per share of common stock was $16.81 at June 30, 2024, compared to $16.99 at December 31, 2023.

At June 30, 2024, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2024 (restated).

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$210,183	9.4%	$89,591	4.0%	$111,989	5.0%
Common equity tier 1 (to risk-weighted assets)	210,183	12.4	76,301	4.5	110,213	6.5
Tier 1 risk-based capital (to risk-weighted assets)	210,183	12.4	101,735	6.0	135,647	8.0
Total risk-based capital (to risk-weighted assets)	228,698	13.5	135,647	8.0	169,559	10.0

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

Item 4. Controls and Procedures

This Item has been restated to reflect the changes described in the Explanatory Note and in Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, as a result of the material weakness described below.

(b) Changes in Internal Controls.

The Company has evaluated the effect of the facts leading to the restatement of the financial statements herein for the interim period ended June 30, 2024. Management has concluded that a material weakness existed in the design of controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio and, thus, in the determination of the adequacy of its allowance for credit losses on loans. It was further determined that such material weakness does not exist in the remainder of the loan portfolio.

Management, with oversight from the Company's Audit Committee, is committed to remediating the foregoing material weakness and has prepared a remediation plan including:

-  Revising the Bank's loan-related policies,

-  Strengthening an existing internal control to improve the identification and accounting for individually evaluated assets, and

-  Strengthening an existing internal control to improve the evaluation of pooled loan groups utilized in the Current Expected Credit Loss model.

Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

This Item has been restated to reflect the changes described in the Explanatory Note and in Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q/A.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2023 Form 10-K.

The Company has identified a material weakness in its internal controls and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management of the Company concluded that a material weakness in the Company’s internal control over financial reporting existed as of June 30, 2024. Specifically, the Company did not maintain effective controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio and, thus, in the determination of the adequacy of its allowance for credit losses on loans. Although the Company is taking steps to remediate the material weakness, it cannot provide assurance that such remedial measures will be effective. If the Company fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in the Company’s reported financial information.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: October 25, 2024	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 25, 2024	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)