Form 10-Q
period 2024-09-30
First Northwest Bancorp
filed 2024-11-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2024, there were 9,360,666 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$17,953	$19,845
Interest-earning deposits in banks	64,769	103,324
Investment securities available for sale, at fair value (amortized cost of $341,011 and $333,950, respectively)	310,860	295,623
Loans held for sale	378	753
Loans receivable (net of allowance for credit losses on loans of $21,970 and $17,510, respectively)	1,714,416	1,642,518
Federal Home Loan Bank (FHLB) stock, at cost	14,435	13,664
Accrued interest receivable	8,939	7,894
Premises and equipment, net	10,436	18,049
Servicing rights on sold loans, at fair value	3,584	3,793
Bank-owned life insurance, net	41,429	40,578
Equity and partnership investments	14,912	14,794
Goodwill and other intangible assets, net	1,083	1,086
Deferred tax asset, net	10,802	13,001
Right-of-use ("ROU") asset, net	17,315	6,047
Prepaid expenses and other assets	24,175	20,828
Total assets	$2,255,486	$2,201,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,711,641	$1,676,892
Borrowings	334,994	320,936
Accrued interest payable	2,153	3,396
Lease liability, net	17,799	6,428
Accrued expenses and other liabilities	25,625	29,545
Advances from borrowers for taxes and insurance	2,485	1,260
Total liabilities	2,094,697	2,038,457

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,365,979 shares at September 30, 2024, and 9,611,876 shares at December 31, 2023	94	96
Additional paid-in capital	93,218	95,784
Retained earnings	100,660	107,349
Accumulated other comprehensive loss, net of tax	(26,424)	(32,636)
Unearned employee stock ownership plan (ESOP) shares	(6,759)	(7,253)
Total shareholders' equity	160,789	163,340
Total liabilities and shareholders' equity	$2,255,486	$2,201,797

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans receivable	$23,536	$21,728	$70,036	$62,531
Interest on investment securities	3,786	3,368	11,367	9,886
Interest on deposits and other	582	524	1,798	1,545
FHLB dividends	302	214	942	628
Total interest income	28,206	25,834	84,143	74,590
INTEREST EXPENSE
Deposits	10,960	7,699	31,252	18,261
Borrowings	3,226	3,185	10,708	9,092
Total interest expense	14,186	10,884	41,960	27,353
Net interest income	14,020	14,950	42,183	47,237
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	3,077	880	12,956	1,195
Provision for (recapture of) credit losses on unfunded commitments	57	(509)	(113)	(1,024)
Provision for credit losses	3,134	371	12,843	171
Net interest income after provision for credit losses	10,886	14,579	29,340	47,066
NONINTEREST INCOME
Loan and deposit service fees	1,059	1,068	3,237	3,273
Sold loan servicing fees and servicing rights mark-to-market	10	98	303	400
Net gain on sale of loans	58	171	260	405
Net (loss) gain on sale of investment securities	—	—	(2,117)	—
Net gain on sale of premises and equipment	—	—	7,919	—
Increase in cash surrender value of bank-owned life insurance	315	252	851	668
Other income	337	1,315	861	2,203
Total noninterest income	1,779	2,904	11,314	6,949
NONINTEREST EXPENSE
Compensation and benefits	8,582	7,795	25,298	23,812
Data processing	2,085	1,945	6,037	6,063
Occupancy and equipment	1,553	1,173	4,592	3,596
Supplies, postage, and telephone	360	292	970	1,082
Regulatory assessments and state taxes	548	446	1,518	1,259
Advertising	409	501	1,095	2,471
Professional fees	698	929	2,292	2,619
FDIC insurance premium	533	369	1,392	939
Other expense	1,080	926	2,566	2,623
Total noninterest expense	15,848	14,376	45,760	44,464
(Loss) income before (benefit) provision for income taxes	(3,183)	3,107	(5,106)	9,551
(Benefit) provision for income taxes	(1,203)	603	(1,303)	1,903
Net (loss) income	(1,980)	2,504	(3,803)	7,648
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	—	—	160
Net (loss) income attributable to parent	$(1,980)	$2,504	$(3,803)	$7,808

Basic and diluted (loss) earnings per common share	$(0.23)	$0.28	$(0.43)	$0.87

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net (loss) income	$(1,980)	$2,504	$(3,803)	$7,648

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale arising during the period	8,076	(8,327)	6,059	(7,688)
Tax effect	(1,732)	1,787	(1,300)	1,873
Amortization of unrecognized DB plan prior service cost	37	37	112	113
Tax effect	(8)	(8)	(24)	(24)
Unrealized holding (losses) gains on derivatives	(1,527)	925	(379)	533
Tax effect	327	(198)	81	(114)
Reclassification adjustment for net losses on sales of securities realized in income	—	—	2,117	—
Tax effect	—	—	(454)	—
Other comprehensive income (loss), net of tax	5,173	(5,784)	6,212	(5,307)
Comprehensive income (loss)	3,193	(3,280)	2,409	2,341
Comprehensive loss attributable to noncontrolling interest	—	—	—	(160)
Comprehensive income (loss) attributable to parent	$3,193	$(3,280)	$2,409	$2,501

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at June 30, 2023	9,633,496	$96	$95,360	$111,750	$(7,583)	$(40,066)	$—	$159,557
Net income				2,504			—	2,504
Common stock repurchased	(1,073)	—	(10)	(2)				(12)
Restricted stock award grants net of forfeitures	1,918	—	—					—
Restricted stock awards canceled	(3,606)	—	(43)					(43)
Other comprehensive loss, net of tax						(5,784)		(5,784)
Share-based compensation expense			349					349
ESOP shares committed to be released			2		165			167
Cash dividends declared ($0.07 per share)				(673)				(673)
Balance at September 30, 2023	9,630,735	$96	$95,658	$113,579	$(7,418)	$(45,850)	$—	$156,065

Balance at June 30, 2024	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$—	$158,881
Net loss				(1,980)			—	(1,980)
Common stock repurchased	(98,156)	—	(991)	(23)				(1,014)
Restricted stock award grants net of forfeitures	11,755	—	—					—
Restricted stock awards canceled	(867)	—	(8)					(8)
Other comprehensive income, net of tax						5,173		5,173
Share-based compensation expense			260					260
ESOP shares committed to be released			(28)		164			136
Cash dividends declared ($0.07 per share)				(659)				(659)
Balance at September 30, 2024	9,365,979	$94	$93,218	$100,660	$(6,759)	$(26,424)	$—	$160,789

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				7,808			(160)	7,648
Common stock repurchased	(75,690)	(1)	(755)	(224)				(980)
Restricted stock award grants net of forfeitures	18,256	—	—					—
Restricted stock awards canceled	(15,412)	—	(205)					(205)
Other comprehensive loss, net of tax						(5,307)		(5,307)
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation expense			1,098					1,098
ESOP shares committed to be released			12		495			507
Cash dividends declared ($0.21 per share)				(2,027)				(2,027)
Balance at September 30, 2023	9,630,735	$96	$95,658	$113,579	$(7,418)	$(45,850)	$—	$156,065

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340
Net loss				(3,803)			—	(3,803)
Common stock repurchased	(312,288)	(2)	(3,160)	(895)				(4,057)
Restricted stock award grants net of forfeitures	78,418	—	—					—
Restricted stock awards canceled	(12,027)	—	(174)					(174)
Other comprehensive income, net of tax						6,212		6,212
Share-based compensation expense			781					781
ESOP shares committed to be released			(13)		494			481
Cash dividends declared ($0.21 per share)				(1,991)				(1,991)
Balance at September 30, 2024	9,365,979	$94	$93,218	$100,660	$(6,759)	$(26,424)	$—	$160,789

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income before noncontrolling interest	$(3,803)	$7,648
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,091	1,201
Amortization of core deposit intangible	3	2
Amortization and accretion of premiums and discounts on investments, net	459	1,078
Accretion of deferred loan fees and purchased premiums, net	(1,133)	(451)
Amortization of debt issuance costs	58	58
Change in fair value of sold loan servicing rights	247	303
Additions to servicing rights on sold loans, net	(38)	(145)
Provision for credit losses on loans	12,956	1,195
Recapture of provision for credit losses on unfunded commitments	(113)	(1,024)
Allocation of ESOP shares	481	507
Share-based compensation expense	781	1,098
Gain on sale of loans, net	(260)	(405)
Loss on sale of securities available for sale, net	2,117	—
Increase in cash surrender value of life insurance, net	(851)	(668)
Origination of loans held for sale	(13,553)	(21,351)
Proceeds from sale of loans held for sale	14,188	21,664
Change in assets and liabilities:
Increase in accrued interest receivable	(1,045)	(1,350)
(Increase) decrease in ROU asset	(11,268)	433
(Increase) decrease in prepaid expenses and other assets	(396)	1,718
(Decrease) increase in accrued interest payable	(1,243)	1,821
Increase (decrease) in lease liabilities	11,371	(399)
(Decrease) increase in accrued expenses and other liabilities	(5,654)	2,359
Net cash provided by operating activities	4,395	15,292

Cash flows from investing activities:
Purchase of securities available for sale	(53,027)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	22,345	8,480
Proceeds from sales of securities available for sale	21,048	—
Purchase of FHLB stock	(771)	(940)
Purchase of bank-owned life insurance, net of surrenders	(6,140)	—
Early surrender of bank-owned life insurance policy	6,140	15
Net increase in loans receivable	(83,721)	(89,551)
Net sale (purchase) of premises and equipment, net of amortization	6,521	(1,066)
Capital contributions to equity and partnership investments	(6,386)	(335)
Capital disbursements received from equity and partnership investments	6,782	99
Capital contributions to low-income housing tax credit partnerships	(1,387)	—
Net cash used by investing activities	(88,596)	(83,298)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net increase in deposits	$34,749	$93,507
Proceeds from long-term FHLB advances	105,000	15,000
Repayment of long-term FHLB advances	(25,000)	(15,000)
Net (decrease) increase in short-term FHLB advances	(65,000)	19,000
Net decrease in line of credit	(1,000)	(4,000)
Net increase in advances from borrowers for taxes and insurance	1,225	999
Payment of dividends	(1,989)	(2,025)
Restricted stock awards canceled	(174)	(205)
Repurchase of common stock	(4,057)	(980)
Net cash provided by financing activities	43,754	106,296
Net (decrease) increase in cash and cash equivalents	(40,447)	38,290
Cash and cash equivalents at beginning of period	123,169	45,596
Cash and cash equivalents at end of period	$82,722	$83,886

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$43,203	$25,532
Cash paid for income taxes	$3	$1,859

Supplemental disclosures of noncash investing activities:
Change in unrealized gain (loss) on securities available for sale	$8,176	$(7,688)
Change in unrealized (loss) gain on fair value hedge	$(379)	$533
Amortization of unrecognized DB plan prior service cost	$112	$113
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	$—	$(3,735)
Lease liabilities arising from obtaining right-of-use assets	$12,158	$152

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for future periods.

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

Restatement - On October 21, 2024, the Audit Committee of the Board of Directors (the "Audit Committee") of the Company, based on the recommendation of, and after consultation with, the Company’s management and independent registered public accounting firm, concluded that certain charge-offs of commercial construction loans, commercial business loans and the Splash unsecured consumer loan program as well as increased provision on Splash consumer loans should have been reported in the interim period ending June 30, 2024. On October 25, 2024, the Company filed amendments to its quarterly report for the period ended June 30, 2024 to restate the consolidated financial statements included therein. The consolidated financial statements as of and for the nine months ended September 30, 2024, reflect the effects of the restatement as of and for the period ended June 30, 2024.

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

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU No. 2022- 03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022- 03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022- 03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public companies to provide more transparency in both quarterly and annual reports about the expenses they incur from revenue generating business units to better understand the Company's overall performance and potential future cash flows. The Company has identified one reporting segment. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information to better understand an entity's performance and potential future cash flows. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and related disclosures.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  September 30, 2024 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$93,573	$—	$(12,210)	$81,363	$—
U.S. government agency issued asset-backed securities (ABS agency)	13,312	16	(32)	13,296	—
Corporate issued asset-backed securities (ABS corporate)	16,364	48	(21)	16,391	—
Corporate issued debt securities (Corporate debt)	58,131	—	(4,073)	54,058	—
U.S. Small Business Administration securities (SBA)	9,268	56	(7)	9,317	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	88,822	167	(10,440)	78,549	—
Non-agency issued mortgage-backed securities (MBS non-agency)	61,541	—	(3,655)	57,886	—
Total securities available for sale	$341,011	$287	$(30,438)	$310,860	$—

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

There were no securities classified as held-to-maturity at  September 30, 2024 and December 31, 2023. There was no allowance for credit losses on investment securities recorded at  September 30, 2024 and December 31, 2023, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.4 million and $1.9 million as of  September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(12,210)	$81,363	$(12,210)	$81,363
ABS agency	(32)	9,520	—	—	(32)	9,520
ABS corporate	(21)	4,815	—	—	(21)	4,815
Corporate debt	(50)	1,640	(4,023)	52,418	(4,073)	54,058
SBA	(7)	983	—	—	(7)	983
Mortgage-backed securities:
MBS agency	(119)	7,242	(10,321)	51,487	(10,440)	58,729
MBS non-agency	—	—	(3,655)	56,845	(3,655)	56,845
Total available-for-sale in a loss position	$(229)	$24,200	$(30,209)	$242,113	$(30,438)	$266,313

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

There were 10 available-for-sale securities with unrealized losses of less than one year, and 145 available-for-sale securities with an unrealized loss of more than one year at September 30, 2024. There were 6 available-for-sale securities with unrealized losses of less than one year, and 156 available-for-sale securities with an unrealized loss of more than one year at December 31, 2023. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at September 30, 2024, or December 31, 2023.

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

	September 30, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$19,249	$19,091
Due after one through five years	4,264	4,226
Due after five through ten years	8,141	7,782
Due after ten years	118,709	105,336
Total mortgage-backed securities	150,363	136,435
All other investment securities:
Due within one year	1,000	815
Due after one through five years	20,574	19,857
Due after five through ten years	53,073	48,893
Due after ten years	116,001	104,860
Total all other investment securities	190,648	174,425
Total investment securities	$341,011	$310,860

	December 31, 2023
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$25,279	$25,017
Due after one through five years	16,622	16,029
Due after five through ten years	8,874	8,197
Due after ten years	106,445	90,097
Total mortgage-backed securities	157,220	139,340
All other investment securities:
Due within one year	300	300
Due after one through five years	18,187	17,384
Due after five through ten years	57,328	50,768
Due after ten years	100,915	87,831
Total all other investment securities	176,730	156,283
Total investment securities	$333,950	$295,623

Sales of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Proceeds from sales	$—	$—	$21,048	$—
Gross realized gains	—	—	—	—
Gross realized losses	—	—	(2,117)	—

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $19.5 million as of  September 30, 2024 and $14.8 million as of December 31, 2023. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.5 million as of  September 30, 2024 and $6.0 million as of December 31, 2023, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Real Estate:
One-to-four family	$395,792	$378,432
Multi-family	353,813	333,094
Commercial real estate	376,008	387,983
Construction and land	95,709	129,691
Total real estate loans	1,221,322	1,229,200
Consumer:
Home equity	76,960	69,403
Auto and other consumer	281,198	249,130
Total consumer loans	358,158	318,533
Commercial business loans	155,327	112,295
Total loans receivable	1,734,807	1,660,028
Less:
Derivative basis adjustment	(1,579)	—
Allowance for credit losses on loans	21,970	17,510
Total loans receivable, net	$1,714,416	$1,642,518

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	September 30, 2024			December 31, 2023
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$312	$1,319	$1,631	$418	$1,426	$1,844
Multi-family	—	—	—	—	—	—
Commercial real estate	10	5,624	5,634	28	—	28
Construction and land	16	19,366	19,382	6	14,980	14,986
Home equity	87	29	116	92	31	123
Auto and other consumer	31	863	894	38	748	786
Commercial business	2,100	619	2,719	165	712	877
Total nonaccrual loans	$2,556	$27,820	$30,376	$747	$17,897	$18,644

Interest income recognized on a cash basis on nonaccrual loans for the three months ended September 30, 2024 and 2023, was $1,000 and $19,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the nine months ended September 30, 2024 and 2023, was $35,000 and $52,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2024 and  December 31, 2023.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
September 30, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$360	$1,003	$1,363	$394,429	$395,792
Multi-family	—	—	—	—	353,813	353,813
Commercial real estate	—	—	5,624	5,624	370,384	376,008
Construction and land	—	8,172	11,198	19,370	76,339	95,709
Total real estate loans	—	8,532	17,825	26,357	1,194,965	1,221,322
Consumer:
Home equity	53	29	—	82	76,878	76,960
Auto and other consumer	2,378	430	894	3,702	277,496	281,198
Total consumer loans	2,431	459	894	3,784	354,374	358,158
Commercial business loans	1,350	646	605	2,601	152,726	155,327
Total loans	$3,781	$9,637	$19,324	$32,742	$1,702,065	$1,734,807

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$802	$—	$1,010	$1,812	$376,620	$378,432
Multi-family	—	—	—	—	333,094	333,094
Commercial real estate	—	8,526	—	8,526	379,457	387,983
Construction and land	14	—	—	14	129,677	129,691
Total real estate loans	816	8,526	1,010	10,352	1,218,848	1,229,200
Consumer:
Home equity	59	—	—	59	69,344	69,403
Auto and other consumer	1,854	601	791	3,246	245,884	249,130
Total consumer loans	1,913	601	791	3,305	315,228	318,533
Commercial business loans	1,117	757	—	1,874	110,421	112,295
Total loans	$3,846	$9,884	$1,801	$15,531	$1,644,497	$1,660,028

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of September 30, 2024, as well as gross charge-off activity for the nine months ended September 30, 2024. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$725	$10,300	$125,483	$117,096	$65,822	$69,553	$—	$388,979
Watch (Grade 4)	—	—	570	1,314	1,011	2,170	—	5,065
Special Mention (Grade 5)	—	—	—	—	—	79	—	79
Substandard (Grade 6)	—	—	—	—	845	824	—	1,669
Total one-to-four family	725	10,300	126,053	118,410	67,678	72,626	—	395,792
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	7,185	37,138	107,903	94,588	50,179	11,417	—	308,410
Watch (Grade 4)	8,787	14,869	1,772	16,208	2,787	980	—	45,403
Total multi-family	15,972	52,007	109,675	110,796	52,966	12,397	—	353,813
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	13,843	52,041	72,061	98,202	68,103	31,619	—	335,869
Watch (Grade 4)	556	3,801	10,430	—	8,522	772	—	24,081
Special Mention (Grade 5)	—	—	—	—	1,265	2,720	—	3,985
Substandard (Grade 6)	—	—	10	12,063	—	—	—	12,073
Total commercial real estate	14,399	55,842	82,501	110,265	77,890	35,111	—	376,008
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	21,753	15,971	20,158	11,394	512	559	—	70,347
Watch (Grade 4)	192	5,541	—	224	—	25	—	5,982
Substandard (Grade 6)	8,177	11,187	—	—	—	16	—	19,380
Total construction and land	30,122	32,699	20,158	11,618	512	600	—	95,709
Gross charge-offs year-to-date	—	3,978	—	—	—	—	—	3,978
Home Equity
Pass (Grades 1-3)	4,554	6,169	6,564	4,282	2,695	4,834	47,262	76,360
Watch (Grade 4)	—	—	—	—	36	27	411	474
Substandard (Grade 6)	—	—	—	29	55	11	31	126
Total home equity	4,554	6,169	6,564	4,311	2,786	4,872	47,704	76,960
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	57,620	49,772	69,604	38,192	13,372	48,000	515	277,075
Watch (Grade 4)	1,032	524	572	59	386	225	1	2,799
Special Mention (Grade 5)	206	70	—	148	6	—	—	430
Substandard (Grade 6)	31	111	224	241	134	153	—	894
Total auto and other consumer	58,889	50,477	70,400	38,640	13,898	48,378	516	281,198
Gross charge-offs year-to-date	—	406	1,319	92	17	234	62	2,130
Commercial business
Pass (Grades 1-3)	22,827	21,000	9,059	4,047	1,714	42,683	35,786	137,116
Watch (Grade 4)	—	144	1,086	90	—	—	974	2,294
Special Mention (Grade 5)	—	—	1,534	1,595	—	—	—	3,129
Substandard (Grade 6)	1,619	263	5,649	2,145	614	—	2,495	12,785
Loss (Grade 8)	—	—	—	—	—	—	3	3
Total commercial business	24,446	21,407	17,328	7,877	2,328	42,683	39,258	155,327
Gross charge-offs year-to-date	—	—	813	1,748	139	—	—	2,700
Total loans
Pass (Grades 1-3)	128,507	192,391	410,832	367,801	202,397	208,665	83,563	1,594,156
Watch (Grade 4)	10,567	24,879	14,430	17,895	12,742	4,199	1,386	86,098
Special Mention (Grade 5)	206	70	1,534	1,743	1,271	2,799	—	7,623
Substandard (Grade 6)	9,827	11,561	5,883	14,478	1,648	1,004	2,526	46,927
Loss (Grade 8)	—	—	—	—	—	—	3	3
Total loans	$149,107	$228,901	$432,679	$401,917	$218,058	$216,667	$87,478	$1,734,807
Total gross charge-offs year-to-date	$—	$4,384	$2,132	$1,840	$156	$234	$62	$8,808

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

As of September 30, 2024, $31.8 million of loans were individually evaluated with $2.6 million of ACLL attributed to such loans. At September 30, 2024, eight individually evaluated loans totaling $4.6 million were evaluated using a discounted cash flow approach and the remaining loans totaling $27.2 million were evaluated based on the underlying value of the collateral. One loan evaluated using the discounted cash flow method remained on accrual at quarter end, while the other loans evaluated using the discounted cash flow method and all loans evaluated based on collateral value were on nonaccrual at September 30, 2024.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
September 30, 2024	Single Family Residence	Warehouse	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,319	$—	$—	$—	$—	$1,319
Commercial real estate	—	5,624	—	—	—	5,624
Construction and land	8,178	—	11,187	—	—	19,365
Home equity	29	—	—	—	—	29
Auto and other consumer	—	—	—	241	—	241
Commercial business	—	—	—	—	603	603
Total collateral dependent loans	$9,526	$5,624	$11,187	$241	$603	$27,181

	Collateral Type
December 31, 2023	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

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

During the nine months ended September 30, 2024, there was one new MLTB, a commercial business loan with a recorded investment of $17,000 for which the Bank agreed to defer payments. The borrower has agreed to resume principal and interest payments at the end of the deferral period. The loan was current at September 30, 2024, based on the modified terms.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,536	$—	$42	$(270)	$4,308
Multi-family	1,624	—	—	965	2,589
Commercial real estate	3,132	—	—	(495)	2,637
Construction and land	801	—	—	(85)	716
Home equity	1,692	—	—	(446)	1,246
Auto and other consumer	2,596	(492)	24	805	2,933
Commercial business	4,962	(24)	—	2,603	7,541
Total	$19,343	$(516)	$66	$3,077	$21,970

	At or For the Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$44	$1,289	$4,308
Multi-family	1,154	—	—	1,435	2,589
Commercial real estate	3,671	—	—	(1,034)	2,637
Construction and land	1,889	(3,978)	—	2,805	716
Home equity	1,077	—	—	169	1,246
Auto and other consumer	4,409	(2,130)	268	386	2,933
Commercial business	2,335	(2,700)	—	7,906	7,541
Total	$17,510	$(8,808)	$312	$12,956	$21,970

	At or For the Three Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,012	$—	$—	$526	$3,538
Multi-family	1,041	—	—	230	1,271
Commercial real estate	2,924	—	—	(390)	2,534
Construction and land	2,535	—	—	(352)	2,183
Home equity	1,125	—	—	178	1,303
Auto and other consumer	4,795	(731)	(501)	601	4,164
Commercial business	1,865	—	—	87	1,952
Total	$17,297	$(731)	$(501)	$880	$16,945

	At or For the Nine Months Ended September 30, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$4	$620	$3,538
Multi-family	2,468	(1,449)	1,019	—	—	252	1,271
Commercial real estate	4,217	(604)	3,613	—	—	(1,079)	2,534
Construction and land	2,344	1,555	3,899	—	—	(1,716)	2,183
Home equity	549	346	895	(11)	5	414	1,303
Auto and other consumer	2,024	2,381	4,405	(2,657)	84	2,332	4,164
Commercial business	786	794	1,580	—	—	372	1,952
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(2,668)	$93	$1,195	$16,945

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Income. The allowance for unfunded commitments was $704,000 and $817,000 at September 30, 2024, and December 31, 2023, respectively.

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	September 30, 2024	December 31, 2023
	(In thousands)
Land	$676	$2,907
Buildings	3,652	6,697
Building improvements	11,235	17,945
Furniture, fixtures, and equipment	7,598	7,300
Software	534	599
Automobiles	66	66
Construction in progress	35	104
Total premises and equipment	23,796	35,618
Less accumulated depreciation and amortization	(13,360)	(17,569)
Premises and equipment, net of accumulated depreciation and amortization	$10,436	$18,049

Depreciation expense for the three months ended September 30, 2024 and 2023, was $346,000 and $402,000, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023, was $1.1 million and $1.2 million, respectively.

Note 6 - Leases

The Bank has lease agreements with unaffiliated parties for fifteen locations, comprised of eleven full-service branches, three business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At September 30, 2024, the Company's ROU assets and lease liabilities were $17.3 million and $17.8 million, respectively.

Total costs incurred by the Company, as a lessee, were $1.6 million and $857,000 for the nine months ended September 30, 2024 and 2023, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The following table presents amounts relevant to the Company's assets leased for use in its operations at the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Operating cash flows from operating leases	$700	$284	$1,564	$857
Right of use assets obtained in exchange for new operating lease liabilities	—	152	12,158	152

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at the dates indicated:

	September 30, 2024	December 31, 2023

Weighted-average remaining lease term of operating leases (in years)	12.6	9.0
Weighted-average discount rate of operating leases	7.2%	2.4%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancelable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

Twelve-month period ending:	(In Thousands)
September 30, 2025	$2,310
September 30, 2026	2,333
September 30, 2027	2,321
September 30, 2028	2,206
September 30, 2029	2,106
Thereafter	18,547
Total minimum payments required	$29,823
Less imputed interest	12,095
Present value of lease liabilities	$17,728

Note 7 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2024		December 31, 2023
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$252,999	—%	$252,083	—%
Interest-bearing demand deposits	167,202	0.60	169,418	0.56
Money market accounts	433,307	3.18	362,205	1.78
Savings accounts	212,763	1.45	242,148	1.62
Certificates of deposit, retail	441,665	4.21	443,412	4.04
Certificates of deposit, brokered	203,705	4.65	207,626	4.85
Total deposits	$1,711,641	2.68	$1,676,892	2.34

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  September 30, 2024 and December 31, 2023, were $170.7 million and $173.8 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Within one year or less	$523,584	$495,605
After one year through two years	45,754	79,537
After two years through three years	31,221	24,777
After three years through four years	24,305	28,302
After four years through five years	20,506	22,817
Total certificates of deposit	$645,370	$651,038

At  September 30, 2024 and December 31, 2023, deposits included $119.0 million and $114.2 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  September 30, 2024 and December 31, 2023, to secure public deposits. This exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  September 30, 2024 and December 31, 2023, were funds held by federally recognized tribes totaling $20.7 million and $18.4 million, respectively. Investment securities with a carrying value of $24.2 million and $23.8 million were pledged as collateral for these deposits at  September 30, 2024 and December 31, 2023, respectively. This exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Demand deposits	$187	$204	$567	$599
Money market accounts	2,875	1,146	7,244	2,866
Savings accounts	923	918	2,791	2,056
Certificates of deposit, retail	4,340	3,505	12,913	8,323
Certificates of deposit, brokered	2,635	1,926	7,737	4,417
Total interest expense on deposits	$10,960	$7,699	$31,252	$18,261

Note 8 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 35% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $226.1 million and $253.8 million at  September 30, 2024 and December 31, 2023, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $907.3 million and $896.2 million at  September 30, 2024 and December 31, 2023, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at September 30, 2024.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $18.7 million and $6.6 million at  September 30, 2024 and December 31, 2023, respectively. An overnight test of the line of credit was performed at the end of June 2024. Investment securities with a carrying value of $19.3 million and $6.9 million were pledged to the FRB at  September 30, 2024 and December 31, 2023, respectively.

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

The following table sets forth information regarding our borrowings at the end of and during the nine months ended September 30, 2024. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	FRB Discount Window	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$160,000	$130,000	$—	$5,500	$39,494
Maximum outstanding at any month-end	170,000	270,000	100	10,000	39,494
Average monthly outstanding during the period	128,333	154,778	11	6,856	39,465
Weighted-average daily interest rates
Annual	3.24%	5.51%	5.27%	9.60%	4.01%
Period End	3.63%	5.35%	—%	8.50%	4.00%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  September 30, 2024 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$20,000	2.12%
After one year through two years	55,000	3.85
After two years through three years	50,000	3.93
After three years through four years	35,000	3.72
Total FHLB long-term advances	$160,000	3.63

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

The effective tax rates were 25.5% and 19.9% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2024 and 2023 of 21%, largely due to the nontaxable earnings on bank-owned life insurance ("BOLI") and tax-exempt interest income earned on certain investment securities and loans. The current period rate includes an estimate for taxes and penalties on the early surrender of a BOLI contract which was recorded in the first quarter of 2024.

Note 10 - Earnings (Loss) per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share data)
Net income:
Net (loss) income available to common shareholders	$(1,980)	$2,504	$(3,803)	$7,808
Dividends and undistributed earnings allocated to participating securities	(1)	(11)	(3)	(39)
(Loss) earnings allocated to common shareholders	$(1,981)	$2,493	$(3,806)	$7,769
Basic:
Weighted average common shares outstanding	9,419,143	9,631,929	9,469,960	9,666,900
Weighted average unvested restricted stock awards	(115,322)	(125,338)	(104,622)	(143,326)
Weighted average unallocated ESOP shares	(547,056)	(600,065)	(560,214)	(613,183)
Total basic weighted average common shares outstanding	8,756,765	8,906,526	8,805,124	8,910,391
Diluted:
Basic weighted average common shares outstanding	8,756,765	8,906,526	8,805,124	8,910,391
Dilutive restricted stock awards	—	28,356	—	20,013
Total diluted weighted average common shares outstanding	8,756,765	8,934,882	8,805,124	8,930,404
Basic (loss) earnings per common share	$(0.23)	$0.28	$(0.43)	$0.87
Diluted (loss) earnings per common share	$(0.23)	$0.28	$(0.43)	$0.87

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  September 30, 2024 and 2023, antidilutive shares as calculated under the treasury stock method totaled 20,663 and 13,582, respectively.

Note 11 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Principal and interest payments of $837,000 and $835,000, respectively, were made by the ESOP during the nine months ended September 30, 2024 and 2023.

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

Compensation expense related to the ESOP for the three months ended September 30, 2024 and 2023, was $136,000 and $167,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2024 and 2023, was $481,000 and $507,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Allocated shares	492,208	439,174
Committed to be released shares	13,221	26,514
Unallocated shares	542,600	582,341
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$5,806	$9,283

Note 12 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of September 30, 2024, there were 210,093 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of September 30, 2024, there were no shares available for grant under the 2015 EIP. At this date, there are 10,220 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 81,181 and 32,449 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2024 and 2023. Awarded shares of restricted stock vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

For the three months ended September 30, 2024 and 2023, total compensation expense for the equity incentive plans was $260,000 and $349,000, respectively. Included in the compensation expense for the three months ended September 30, 2024 and 2023, was directors' equity compensation of $75,000 and $59,000, respectively.

For the nine months ended September 30, 2024 and 2023, total compensation expense for the equity incentive plans was $781,000 and $1.1 million, respectively. Included in the compensation expense for the nine months ended September 30, 2024 and 2023, was directors' equity compensation of $185,000 and $190,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

Three Months Ended September 30, 2024	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2024	108,143	$15.60
Granted	13,043	9.48
Vested	(4,956)	15.70
Canceled (1)	(867)	15.70
Forfeited	(1,288)	20.19
Non-vested at September 30, 2024	114,075	14.84

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Nine Months Ended September 30, 2024	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	96,022	$17.02
Granted	81,181	13.93
Vested	(48,338)	17.00
Canceled (1)	(12,027)	17.00
Forfeited	(2,763)	16.62
Non-vested at September 30, 2024	114,075	14.84

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2024, there was $1.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.94 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,054	$76,309	$—	$81,363
ABS agency	—	13,296	—	13,296
ABS corporate	—	16,391	—	16,391
Corporate debt	1,945	52,113	—	54,058
SBA	—	9,317	—	9,317
MBS agency	—	78,549	—	78,549
MBS non-agency	—	40,791	17,095	57,886
Sold loan servicing rights	—	—	3,584	3,584
Equity and partnership investments	—	1,762	12,650	14,412
Total assets measured at fair value	$6,999	$288,528	$33,329	$328,856
Financial Liabilities
Interest rate swap derivative	$—	$2,749	$—	$2,749

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$5,118	$82,643	$—	$87,761
ABS agency	—	11,782	—	11,782
ABS corporate	—	5,286	—	5,286
Corporate debt	1,883	49,571	—	51,454
MBS agency	—	63,247	—	63,247
MBS non-agency	—	48,624	27,469	76,093
Sold loan servicing rights	—	—	3,793	3,793
Partnership investments	—	—	13,183	13,183
Total assets measured at fair value	$7,001	$261,153	$44,445	$312,599
Financial Liabilities
Interest rate swap derivative	$—	$1,002	$—	$1,002

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

September 30, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,584	Discounted cash flow	Constant prepayment rate	5.21% - 41.27% (7.83%)
			Discount rate	10.25% - 12.53% (10.92%)
MBS non-agency	$17,095	Consensus pricing	Offered quotes	99 - 100

Partnership investments	$12,650	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2023	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,793	Discounted cash flow	Constant prepayment rate	4.10% - 47.53% (7.39%)
			Discount rate	11.00% - 13.42% (11.74%)
MBS non-agency	$27,469	Consensus pricing	Offered quotes	98 - 100

Partnership investments	$13,183	Net asset value per share	Net asset value	n/a
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2024	2023	2024	2023
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,740	$3,825	$3,793	$3,887
Servicing rights that result from transfers and sale of financial assets	5	71	38	145
Changes in fair value due to changes in model inputs or assumptions (1)	(161)	(167)	(247)	(303)
Balance at end of period	$3,584	$3,729	$3,584	$3,729
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2024	2023	2024	2023
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$17,231	$29,378	$27,469	$29,599
Principal payments received	(148)	—	(10,530)	—
Unrealized Gains (Losses)	12	(186)	156	(407)
Balance at end of period	$17,095	$29,192	$17,095	$29,192

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2024	2023	2024	2023
Partnership investments:	(In thousands)
Balance at beginning of period	$12,823	$12,733	$13,183	$12,563
Funding contributions (1)	80	126	6,386	335
Distributions received (1)	(283)	(57)	(6,782)	(404)
Unrealized Gains (Losses)	30	(15)	(137)	293
Balance at end of period	$12,650	$12,787	$12,650	$12,787

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$27,181	$27,181

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$17,388	$17,388

At  September 30, 2024 and December 31, 2023, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$82,722	$82,722	$82,722	$—	$—
Investment securities available for sale	310,860	310,860	6,999	286,766	17,095
Loans held for sale	378	378	—	378	—
Loans receivable, net	1,714,416	1,580,047	—	—	1,580,047
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,939	8,939	—	8,939	—
Sold loan servicing rights, at fair value	3,584	3,584	—	—	3,584
Equity and partnership investments	14,412	14,412	—	1,762	12,650
Financial liabilities
Demand deposits	$1,066,271	$1,066,271	$1,066,271	$—	$—
Time deposits	645,370	647,583	—	—	647,583
FHLB Borrowings	290,000	290,119	—	—	290,119
Line of Credit	5,500	5,525	—	—	5,525
Subordinated debt, net	39,494	42,016	—	—	42,016
Accrued interest payable	2,153	2,153	—	2,153	—
Interest rate swap derivative	2,749	2,749	—	2,749	—

	December 31, 2023
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Sold loan servicing rights, at fair value	3,793	3,793	—	—	3,793
Partnership investments	13,183	13,183	—	—	13,183
Financial liabilities
Demand deposits	1,025,854	$1,025,854	$1,025,854	$—	$—
Time deposits	651,038	648,428	—	—	648,428
FHLB Borrowings	275,000	271,284	—	—	271,284
Line of Credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

Note 14- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains and Losses on Derivatives	Total
	(In thousands)

Balance at June 30, 2023	$(37,679)	$(600)	$(1,479)	$(308)	$(40,066)
Other comprehensive (loss) income before reclassification	(6,540)	—	—	727	(5,813)
Amounts reclassified from accumulated other comprehensive income	—	—	29	—	29
Net other comprehensive (loss) income	(6,540)	—	29	727	(5,784)
Balance at September 30, 2023	$(44,219)	$(600)	$(1,450)	$419	$(45,850)

Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)
Other comprehensive income (loss) before reclassification	6,344	—	—	(1,200)	5,144
Amounts reclassified from accumulated other comprehensive income	—	—	29	—	29
Net other comprehensive income	6,344	—	29	(1,200)	5,173
Balance at September 30, 2024	$(23,677)	$(288)	$(1,333)	$(1,126)	$(26,424)

Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)
Other comprehensive (loss) income before reclassification	(5,815)	—	—	419	(5,396)
Amounts reclassified from accumulated other comprehensive income	—	—	89	—	89
Net other comprehensive (loss) income	(5,815)	—	89	419	(5,307)
Balance at September 30, 2023	$(44,219)	$(600)	$(1,450)	$419	$(45,850)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive income (loss) before reclassification	4,759	—	—	(298)	4,461
Amounts reclassified from accumulated other comprehensive income	1,663	—	88	—	1,751
Net other comprehensive income	6,422	—	88	(298)	6,212
Balance at September 30, 2024	$(23,677)	$(288)	$(1,333)	$(1,126)	$(26,424)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
September 30, 2024
Investment securities (1)	$51,433	$1,433
Loans receivable (2)	101,579	1,579
Total	$153,012	$3,012

December 31, 2023
Investment securities	$51,054	$1,054
Total	$51,054	$1,054

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  September 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $56.8 million and $57.4 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $1.4 million and $1.1 million, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $283.2 million, the cumulative basis adjustments associated with this hedging relationship was $1.6 million, and the amount of the designated hedged items was $100.0 million. No prior year end information is provided as this hedging relationship was initiated in 2024.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
September 30, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,310
Interest rate swaps - loans	100,000	—	1,439

December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Income for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Total amounts recognized in interest on investment securities	$3,786	$3,368	$11,367	$9,886
Total amounts recognized in interest and fees on loans receivable (1)	23,536	—	70,036	—
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$1,338	$—	$1,433	$392
Recognized on derivatives designated as hedging instruments	(1,102)	—	(1,350)	(254)
Interest rate swaps - loans
Recognized on hedged items (1)	562	—	1,579	—
Recognized on derivatives designated as hedging instruments (1)	(300)	—	(1,544)	—
Net income recognized on fair value	$498	$—	$118	$138
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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At September 30, 2024, the Company had derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at September 30, 2024, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of September 30, 2024, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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

Concurrent with the closing of the sale of the Properties, the Bank entered into triple net lease agreements (the "Lease Agreements") to lease back each of the Properties sold. Each Lease Agreement has an initial term of 15 years with one 15-year renewal option. Going forward, a monthly rent expense of $130,000 in the aggregate for all Properties will be recorded in Occupancy and Equipment. The total estimated rent expense for the leaseback of these properties for 2024 is $1.0 million. The annual increase in rent is expected to be partially oﬀset by the elimination of annualized depreciation expense on the buildings of $204,000. The executed Lease Agreements also generated ROU assets totaling $12.2 million and lease liabilities of $12.2 million resulting in increases to other assets and other liabilities, respectively, on the Consolidated Balance Sheets that was recorded during the second quarter of 2024.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of loans in our portfolio;
•	legislative or regulatory changes, including increased insurance rates and assessments or expanded consumer protection regulations, responses to recent events in the banking industry, interest rates along the yield curve, and inflation, which could adversely affect the Company's business;
•	continued depressed market demand for mortgage and Small Business Administration loans that we originate for sale;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our ability to achieve higher net interest income and noninterest revenue growth;
•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	pressures on liquidity, including as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost relative to the market;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•	results of examinations by our primary or other regulatory authorities could have an adverse impact on our business and operations;
•	the material weakness in our internal controls could result in inaccuracies in the reporting of our financial condition;
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

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. We have 18 locations including 12 full-service branches, three business centers and three administration centers in Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a full array of financial products and services for individuals, small business, and commercial customers. Lending activities include the origination of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans, and have increased our consumer loan portfolio through our manufactured home and auto loan purchase programs. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificate") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments and interest expense paid on our deposits and borrowings. Changes in our asset and liability mix, market and portfolio interest rates and cash flows from existing assets and liabilities affect our net interest income. A secondary source of income for the Company is noninterest income, which includes revenue earned from providing products and services, including service charges on deposit accounts, late and other charges on loans, mortgage banking income, loan sales and servicing income, interest rate swap fee income, earnings from bank-owned life insurance, gains and losses from sales of securities, and changes in the market value of our equity and partnership investments.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Assets. Total assets increased to $2.26 billion, or 2.4%, at September 30, 2024, from $2.2 billion at December 31, 2023.

Cash and cash equivalents decreased by $40.5 million, or 32.8%, to $82.7 million as of September 30, 2024, compared to $123.2 million as of December 31, 2023. Cash decreased during the current year as the Bank deployed funds into higher-yielding investment securities and loans.

Investment securities increased $15.2 million, or 5.2%, to $310.9 million at September 30, 2024, from $295.6 million at December 31, 2023. Investment security purchases during the nine months ended September 30, 2024, totaled $53.0 million with an estimated weighted-average yield of 6.4% and a weighted-average life of 5.4 years. The security purchases and a portfolio market value increase of $8.1 million were partially offset by the sale of $23.2 million of securities, with an average yield of 3.0%, during the nine months ended September 30, 2024, and payment activity during the period. Our recent investment purchases have primarily been floating rate securities to take advantage of higher short-term rates above those offered on cash and to reduce liability sensitivity. The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.4 years as of September 30, 2024, compared to 7.7 years as of December 31, 2023, and had an estimated average repricing term of 5.6 years as of September 30, 2024, compared to 6.3 years as of December 31, 2023, based on the interest rate environment at those times. The effective duration of the investment portfolio was 3.9 years at September 30, 2024, compared to 4.8 years at December 31, 2023. If prevailing market interest rates fall, we expect prepayments will accelerate due to the current coupons of fixed rate bonds.

Included in MBS non-agency were $29.6 million of commercial mortgage-backed securities ("CMBS"), of which 89.8% were in "A" tranches with the remaining 10.2% in "B" tranches. Our largest exposure in the CMBS portfolio was to long-term care facilities, which comprised 65.0%, or $19.2 million, of our private label CMBS securities. All of the CMBS had credit enhancements ranging from 28.8% to 71.8%, with a weighted-average credit enhancement of 55.3%, that further reduced the risk of loss on these investments.

The investment portfolio was comprised of 55.8% in amortizing securities at September 30, 2024, compared to 52.0% at December 31, 2023. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. Our securities portfolio is utilized to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $71.9 million, or 4.4%, to $1.71 billion at September 30, 2024, from $1.64 billion at December 31, 2023. During the nine months ended September 30, 2024, commercial business loans increased $43.0 million, including a $28.7 million increase to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, $26.9 million of organic originations, $9.5 million of purchased loans and $6.4 million of draws on existing line of credit commitments, offset by repayments. Auto and other consumer loans increased $32.1 million with $32.6 million of auto loan purchases, manufactured home loan pool purchases of $17.7 million, additional manufactured home loan purchases of $10.1 million and $14.2 million of auto loan purchases, partially offset by prepayments and scheduled payments. Multi-family loans increased $20.7 million during the nine months ended September 30, 2024, with $30.4 million of construction loans converting into permanent amortizing loans, partially offset by payment activity. One-to-four family loans increased $17.4 million during the nine months ended September 30, 2024, as a result of $36.1 million in residential construction loans which converted to permanent amortizing loans, partially offset by payments received. Home equity loan outstanding balances increased $7.6 million over the prior year end due to $13.7 million from home equity loan originations and draws on new and existing line of credit commitments. Commercial real estate loans decreased $12.0 million during the nine months ended September 30, 2024, due to prepayments, scheduled payments, maturities and a reclassification of $3.9 million to multi-family offsetting originations of $13.8 million.

Construction and land loans decreased $34.0 million, or 26.2%, to $95.7 million at September 30, 2024, from $129.7 million at December 31, 2023, with $66.5 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction loans in the portfolio are geographically dispersed throughout Western Washington. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise. We continue to monitor the impact inflation and housing demand may have on the completion of the projects currently in the portfolio. As of the date of this report, we have no reason to believe that any of the projects in process will not be completed. At September 30, 2024, 39% of construction commitments were secured by one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion and may be sold at that time.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$7,678	$49,280	$1,425	$58,383
Multi-family residential	3,900	30,577	5,922	40,399
Commercial real estate	—	45,794	4,214	50,008
Total commitment	$11,578	$125,651	$11,561	$148,790

Construction Funds Disbursed
One-to-four family residential	$3,170	$37,967	$1,283	$42,420
Multi-family residential	164	24,730	4,405	29,299
Commercial real estate	—	18,013	484	18,497
Total disbursed for construction	3,334	80,710	6,172	90,216
Net deferred fees (costs)	9	(456)	(33)	(480)
Amortized cost for construction	$3,343	$80,254	$6,139	$89,736

Undisbursed Commitment
One-to-four family residential	$4,508	$11,313	$142	$15,963
Multi-family residential	3,736	5,847	1,517	11,100
Commercial real estate	—	27,781	3,730	31,511
Total undisbursed	$8,244	$44,941	$5,389	$58,574

Land Funds Disbursed
One-to-four family residential	$2,638	$2,238	$214	$5,090
Commercial real estate	—	845	—	845
Total disbursed for land	2,638	3,083	214	5,935
Net deferred fees	19	13	6	38
Amortized cost for land	$2,657	$3,096	$220	$5,973
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2023	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$71,609
Multi-family residential	—	78,196	11,076	—	89,272
Commercial real estate	—	17,332	1	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$43,755
Multi-family residential	—	61,288	5,879	—	67,167
Commercial real estate	—	11,849	—	—	11,849
Total disbursed	3,790	107,862	10,944	175	122,771
Net deferred fees (costs)	27	(544)	(39)	1	(555)
Amortized cost for construction	$3,817	$107,318	$10,905	$176	$122,216

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$27,854
Multi-family residential	—	16,908	5,197	—	22,105
Commercial real estate	—	5,483	1	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$55,443

Land Funds Disbursed
One-to-four family residential	$3,310	$3,002	$272	$—	$6,584
Commercial real estate	—	845	—	—	845
Total disbursed for land	3,310	3,847	272	—	7,429
Net deferred fees	28	16	2	—	46
Amortized cost for land	$3,338	$3,863	$274	$—	$7,475
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the nine months ended September 30, 2024, the Company added $144.5 million of organic loan originations, of which $100.1 million, or 69.2%, were located in the Puget Sound region, $30.9 million, or 21.4%, on the North Olympic Peninsula, $7.2 million, or 5.0%, in other areas throughout Washington State, and $6.3 million, or 4.4%, in other states. The Company purchased an additional $46.8 million in auto loans, $27.8 million in manufactured home loans, and $9.5 million in commercial business loans to borrowers located throughout the United States during the nine months ended September 30, 2024. We will continue to strategically evaluate opportunities to acquire assets through wholesale channels in order to supplement organic originations and increase net interest income. The Northpointe MPP also provides a source of additional interest income but is dependent on demand for mortgage funding, with repayment of advances to this program typically occurring within 30 days or less. The total loan portfolio was composed of 77.3% organic originations and 22.7% purchased loans at September 30, 2024.

The ACLL increased to $22.0 million at September 30, 2024, as the Company recorded a $13.0 million provision for credit loss on loans for the nine-month period. Net charge-offs were $8.5 million for the nine-month period. The ACLL as a percentage of total loans was 1.27% and 1.10% at September 30, 2024 and December 31, 2023, respectively.

Nonaccrual loans increased $11.7 million, or 62.9%, to $30.4 million at September 30, 2024, from $18.6 million at December 31, 2023, primarily attributable to a $8.1 million commercial construction loan placed on nonaccrual during the quarter ended June 30, 2024, a $5.6 million commercial real estate relationship placed on nonaccrual during the quarter ended September 30, 2024, three delinquent commercial business loans with an aggregate total of $2.0 million, a $535,000 delinquent purchased one-to-four family loan, four delinquent auto loans totaling $425,000 and a $184,000 increase to a commercial construction relationship previously placed on nonaccrual. These increases were partially offset by a $4.5 million charge-off to a commercial construction loan and a $591,000 single family residence loan that was paid off during the first quarter of 2024. Nonaccrual loans to total loans was 1.75% at September 30, 2024, compared to 1.12% at December 31, 2023. The ACLL as a percentage of nonaccrual loans decreased to 72% at September 30, 2024, down from 94% at December 31, 2023.

Classified loans increased $11.8 million to $46.9 million at September 30, 2024, from $35.1 million at December 31, 2023, due to the downgrade during the first nine months of 2024 of the loans noted above. An $11.2 million construction loan relationship which became classified in the fourth quarter of 2022, a $6.2 million commercial loan relationship which became classified in the fourth quarter of 2023 and an $8.1 million commercial construction loan relationship which became classified in the second quarter of 2024, account for 55% of the classified loan balance at September 30, 2024. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in two of the three collateral-dependent relationships. Proceeds from the sale of a unit in the $15.2 million construction loan relationship during the first quarter of 2024 were used to the paydown principal of the related loan balance. A property included in the $6.2 million commercial loan relationship was sold, resulting in a $3.0 million loan payoff recorded in the third quarter of 2024.

The Bank recorded commercial construction loan charge-offs totaling $4.0 million and commercial business loan charge-offs of $2.7 million in the second quarter of 2024 as a result of uncertainty in the collectability of the underlying collateral in specific loan relationships. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories. Additional charged-off balances related to purchased unsecured consumer loans totaled $1.7 million during the nine months ended September 30, 2024, or 19% of gross charge-offs. The Bank's active participation in the program was discontinued in 2023. Total Splash purchased unsecured consumer loan balances of $3.9 million and $7.3 million were included in Auto and Other Consumer loans at September 30, 2024 and December 31, 2023, respectively. We believe the ACLL is adequate to absorb the known and inherent risks of loss in the overall loan portfolio as of September 30, 2024.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$395,792	$378,432	$17,360	4.6%
Multi-family	353,813	333,094	20,719	6.2
Commercial real estate	376,008	387,983	(11,975)	(3.1)
Construction and land	95,709	129,691	(33,982)	(26.2)
Total real estate loans	1,221,322	1,229,200	(7,878)	(0.6)
Consumer:
Home equity	76,960	69,403	7,557	10.9
Auto and other consumer	281,198	249,130	32,068	12.9
Total consumer loans	358,158	318,533	39,625	12.4
Commercial business loans	155,327	112,295	43,032	38.3
Total loans receivable	1,734,807	1,660,028	74,779	4.5
Less:
Derivative basis adjustment	(1,579)	—	(1,579)	100.0
Allowance for credit losses on loans	21,970	17,510	4,460	25.5
Loans receivable, net	$1,714,416	$1,642,518	$71,898	4.4

The following table represents nonperforming assets at the dates indicated.

			Increase (Decrease)
	September 30, 2024	December 31, 2023	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,631	$1,844	$(213)	(11.6)%
Commercial real estate	5,634	28	5,606	20,021.4
Construction and land	19,382	14,986	4,396	29.3
Total real estate loans	26,647	16,858	9,789	58.1
Consumer loans:
Home equity	116	123	(7)	(5.7)
Auto and other consumer	894	786	108	13.7
Total consumer loans	1,010	909	101	11.1
Commercial business	2,719	877	1,842	210.0
Total nonaccrual loans	$30,376	$18,644	$11,732	62.9

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.75%	1.12%	0.63%	56.3

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

Liabilities. Total liabilities increased to $2.09 billion at September 30, 2024, from $2.04 billion at December 31, 2023, due to increases in deposits of $34.8 million, lease liabilities of $11.4 million and borrowings of $14.0 million.

Deposit balances increased $34.8 million, or 2.1%, to $1.71 billion at September 30, 2024 from $1.68 billion at December 31, 2023. During the first nine months of 2024, total retail deposit balances increased $38.7 million and brokered deposit balances decreased $3.9 million. Within retail deposit balances, an increase in money market accounts of $71.1 million was partially offset by a decrease in savings accounts of $29.4 million, retail term certificates of $1.8 million and demand deposit accounts of $1.3 million. Increases in money market accounts were driven by customer behavior as they sought out higher rates offered as term certificate specials matured and savings specials ended. We utilize brokered CDs as an additional funding source to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment contributes to continued competition for deposits with additional deposit rate specials offered to retain existing balances and attract new funds.

Advances increased $15.0 million, or 5.5% to $290.0 million at September 30, 2024, from $275.0 million at December 31, 2023. We reduced short-term FHLB advances and the NexBank line of credit to improve the cost of funds while long-term advances increased to provide additional balance sheet liquidity.

Equity. Total shareholders' equity decreased $2.6 million to $160.8 million for the nine months ended September 30, 2024. The Company recorded a net loss during that period of $3.8 million, $4.0 million for the cost of repurchased shares, $2.0 million of dividends declared and a $298,000 decrease in the post-tax fair market value of derivatives. Decreases were partially offset by an increase in the after-tax fair market values of the available-for-sale investment securities portfolio of $6.4 million. During the first quarter of 2024, we repurchased 214,132 shares of common stock under the October 2020 stock repurchase plan at an average price of $14.03 per share for a total of $3.0 million, which completed the October 2020 share repurchase program. In April 2024, the Board of Directors authorized a new buyback plan of up to 10% of shares outstanding for a maximum of 944,279 shares. During the third quarter of 2024, we repurchased 98,156 shares of common stock under the April 2024 stock repurchase plan at an average price of $10.19 per share for a total of $1.0 million, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

General. The Company recorded a net loss of $2.0 million for the three months ended September 30, 2024, compared to net income of $2.5 million for the three months ended September 30, 2023. A $3.7 million decrease in net interest income after provision for credit losses, a $1.5 million increase in noninterest expense and a $1.1 million decrease in noninterest income were partially offset by decrease in provision for income taxes of $1.8 million.

Net Interest Income. Net interest income decreased $930,000 to $14.0 million for the three months ended September 30, 2024, from $15.0 million for the three months ended September 30, 2023. This decrease was mainly the result of higher rates paid on interest-bearing liabilities, which increased 63 basis points to 3.23% for the three months ended September 30, 2024, compared to 2.60% for the same period in the prior year. This was due to higher rates paid on all deposits and borrowings and an increase in the average balances of CDs and borrowings. The cost of total deposits increased 71 basis points to 2.56% for the three months ended September 30, 2024, compared to 1.85% for the same period in 2023. The average yield on interest-earning assets increased 30 basis points to 5.44% for the three months ended September 30, 2024, compared to 5.14% for the same period last year, due primarily to higher yields on variable- and adjustable-rate assets and an increase in higher yielding loan volume due to originations, purchases and draws on new and existing lines of credit.

The net interest margin decreased 27 basis points to 2.70% for the three months ended September 30, 2024, from 2.97% for the same period in 2023. Total cost of funds increased 59 basis points to 2.82% for the three months ended September 30, 2024, from 2.23% for the same period in 2023. While increases in the cost of funding outpaced the growth of the yield on interest-earning assets, the Company has taken measures to control interest rate margin compression. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. Interest income on investment securities increased as a result of the purchase of higher-yielding investment securities in the linked quarter. Income on the Bank's fair value hedging agreements on securities increased quarter-over-quarter by $42,000. The fair value hedge on loans established in 2024 also increased interest income by $395,000 for the third quarter of 2024.

Interest Income. Total interest income increased $2.4 million, or 9.2%, to $28.2 million for the three months ended September 30, 2024, from $25.8 million for the comparable period in 2023, primarily due to higher yields on interest-earning assets. Interest and fees on loans receivable increased $1.8 million, to $23.5 million for the three months ended September 30, 2024, from $21.7 million for the three months ended September 30, 2023, primarily due to an increase in average loan yields to 5.51% for the three months ended September 30, 2024, from 5.31% for the same period in 2023, coupled with an increase in the average balance of net loans receivable of $74.6 million compared to the third quarter of 2023. The loan portfolio has grown through draws on new and existing business lines of credit, originations of multi-family real estate loans, and purchases of auto, manufactured home, and purchased commercial business loans. Loan interest income for the third quarter of 2024 was reduced by $625,000 due to interest reversals for loans placed on nonaccrual during the quarter. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other indices. The yield earned on investment securities also increased 72 basis points to 4.90% compared to the same period in 2023, as increases in floating bond rates, sales of lower-yielding bonds, purchases of new bonds at higher yields and a reduction in amortization of premium costs as prepayment speeds slow down have all positively impacted investment securities income. The yield on FHLB dividends also increased to 9.46% from 7.12% for the comparable period in 2023.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,699,302	5.51%	$1,624,722	5.31%	$1,808
Investment securities	307,623	4.90	319,508	4.18	418
FHLB stock	12,697	9.46	11,922	7.12	88
Interest-earning deposits in banks	42,348	5.47	38,099	5.46	58
Total interest-earning assets	$2,061,970	5.44	$1,994,251	5.14	$2,372

Interest Expense. Total interest expense increased $3.3 million, or 30.3%, to $14.2 million for the three months ended September 30, 2024, compared to $10.9 million for the three months ended September 30, 2023. The increase over the third quarter of 2023 was the result of an increase in the cost of deposits to 2.56% from 1.85% in same period one year ago along with higher volumes of CDs and money market accounts. A shift in the deposit mix from no or low-cost transaction and savings accounts to a higher volume of CDs and money market accounts with higher prevailing market rates resulted in a higher cost of deposits. Interest expense on borrowings increased due to an average balance increase of $10.5 million and an increase in the cost of advances from 4.52% to 4.41%, primarily FHLB advances, compared to the same period in 2023.

Average deposit account balances were composed of 85% in interest-bearing deposits and 15% in noninterest-bearing deposits at September 30, 2024, compared to 82% and 18%, respectively, at September 30, 2023. During the three months ended September 30, 2024, interest expense increased on CDs due to an increase in the average balances of $58.6 million, along with an increase in the average rates paid of 63 basis points, compared to the three months ended September 30, 2023. During the same period, the average balances of money market accounts increased $57.9 million with a 143-basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 3.00% for the three months ended September 30, 2024, from 2.22% for the three months ended September 30, 2023, due to changes to the deposit mix, driven by customer preferences and the use of higher-rate promotional products designed to retain existing deposits and generate new deposits. The mix of retail customer deposit balances shifted from non-maturity accounts towards higher cost term certificate products. Retail customer CDs represented 29.3% and 27.6% of retail customer deposits at September 30, 2024 and 2023, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$166,846	0.45%	$176,503	0.46%	$(17)
Money market accounts	431,346	2.65	373,408	1.22	1,729
Savings accounts	224,159	1.64	255,956	1.42	5
Certificates of deposit, retail	415,450	4.16	394,713	3.52	835
Certificates of deposit, brokered	215,016	4.88	177,154	4.31	709
Advances	255,348	4.41	244,859	4.52	41
Subordinated debt	39,484	3.97	39,403	3.97	—
Total interest-bearing liabilities	$1,747,649	3.23	$1,661,996	2.60	$3,302

Provision for Credit Losses. The Company recorded a $3.1 million provision for credit losses in the three months ended September 30, 2024. A provision for credit losses on loans of $3.0 million was the result of reserves taken on individually evaluated loans and an increase in the estimated CECL loss factors applied to pooled commercial business loans and multi-family loans at quarter end. Increases were partially offset by a decrease in the loss factors applied to consumer, commercial real estate and one-to-four family loan balances. A provision for credit losses on unfunded commitments of $57,000 was also recorded during the quarter ended September 30, 2024, due to higher loss factors and a moderate increase in commitment balances at quarter end. The total provision for credit losses on loans was $880,000 for the quarter ended September 30, 2023, partially offset by a provision recovery on unfunded commitments of $509,000. The ACLL as a percentage of nonaccrual loans at period end decreased to 72% compared to 714% for the same period in 2023. This ratio continues to decline as higher balances of real estate loans are included in the nonperforming assets with no significant corresponding increase to the ACLL as these secured loans are considered adequately reserved for based on the information currently available.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Provision for credit losses on loans	$3,077	$880
Net charge-offs	(450)	(1,232)
Allowance for credit losses on loans	21,970	16,945
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.27%	1.04%
Total nonaccrual loans	30,376	2,374
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	72%	714%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	1.75%	0.15%
Total loans receivable	$1,734,807	$1,634,978

Provision for (recapture of) credit losses on unfunded commitments	$57	$(509)
Reserve for unfunded commitments	704	828
Unfunded loan commitments	166,446	154,722

Noninterest Income. Noninterest income decreased $1.1 million, or 38.7%, to $1.8 million for the three months ended September 30, 2024, from $2.9 million for the three months ended September 30, 2023. The third quarter of 2023 included $750,000 in credit enhancements reimbursed to the Company on Splash charge-offs recorded in other noninterest income. The quarter ended September 30, 2023, also included a $102,000 gain on sale of mortgage loans, compared to a $6,000 gain in the third quarter of 2024.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,059	$1,068	$(9)	(0.8)%
Sold loan servicing fees and servicing rights mark-to-market	10	98	(88)	(89.8)
Net gain on sale of loans	58	171	(113)	(66.1)
Increase in cash surrender value of bank-owned life insurance	315	252	63	25.0
Other income	337	1,315	(978)	(74.4)
Total noninterest income	$1,779	$2,904	$(1,125)	(38.7)

Noninterest Expense. Noninterest expense increased $1.5 million, or 10.2%, to $15.9 million for the three months ended September 30, 2024, compared to $14.4 million for the three months ended September 30, 2023. The increase in expenses compared to the third quarter of 2023 is mainly due to one-time severance payouts of $704,000, additional payroll tax expense of $342,000 and additional medical benefit expense of $162,000. Payroll tax expense in the third quarter of 2023 was offset by the accretion of the employee retention credit ("ERC"), which reduced the expense by $293,000. In the fourth quarter of 2023, the Bank stopped the recognition of the ERC for the foreseeable future. Occupancy increased due to the additional rent of $416,000 from the previous quarter sale-leaseback transaction. Other increases compared to the third quarter of 2023 included $51,000 in stockholder communications, $103,000 in state taxes, $163,000 in FDIC insurance premiums, and $269,000 in additional credit related expenses. These increases were partially offset by lower legal fees of $204,000, consulting fees of $146,000 and advertising costs of $91,000. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending to improve earnings. The reduction in force, along with year-to-date headcount management through attrition, is expected to result in a decrease to prior levels of compensation expense by approximately $820,000 per quarter starting in the fourth quarter of 2024.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,582	$7,795	$787	10.1%
Data processing	2,085	1,945	140	7.2
Occupancy and equipment	1,553	1,173	380	32.4
Supplies, postage, and telephone	360	292	68	23.3
Regulatory assessments and state taxes	548	446	102	22.9
Advertising	409	501	(92)	(18.4)
Professional fees	698	929	(231)	(24.9)
FDIC insurance premium	533	369	164	44.4
Other expense	1,080	926	154	16.6
Total noninterest expense	$15,848	$14,376	$1,472	10.2

Provision for Income Tax. An income tax benefit of $1.2 million was recorded for the three months ended September 30, 2024, compared to expense of $603,000 for the three months ended September 30, 2023, due to a year-over-year decrease in income before taxes of $6.3 million. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

General. The Company recorded a net loss of $3.8 million for the nine months ended September 30, 2024, compared to net income of $7.8 million for the nine months ended September 30, 2023. A $17.7 million decrease in net interest income after provision for credit losses and a $1.3 million increase in noninterest expense were partially offset by a $4.4 million increase in noninterest income and a decrease in provision for income tax of $3.2 million.

Net Interest Income. Net interest income decreased $5.1 million to $42.2 million for the nine months ended September 30, 2024, from $47.2 million for the nine months ended September 30, 2023, as higher funding costs outpaced increased loan, investment and interest-earning deposit income.

Average earning assets increased $94.1 million year-over-year. The yield on average interest-earning assets increased 38 basis points to 5.47% for the nine months ended September 30, 2024, compared to 5.09% for the same period in the prior year, due to an increase in the average net loans receivable balance, higher loan yields, and an increase in yields earned on investment securities and interest-earning deposit accounts.

The average cost of interest-bearing liabilities increased to 3.22% for the nine months ended September 30, 2024, compared to 2.26% for the same period last year, due primarily to higher rates paid on all interest-bearing deposits and advances along with increases in the average balances of CDs, money market accounts and FHLB advances. Total cost of funds increased 89 basis points to 2.81% for the nine months ended September 30, 2024, from 1.92% for the same period in 2023. The net interest margin decreased 48 basis points to 2.74% for the nine months ended September 30, 2024, from 3.22% for the same period in 2023.

Interest Income. Total interest income increased $9.6 million, or 12.8%, to $84.1 million for the nine months ended September 30, 2024, from $74.6 million for the comparable period in 2023, primarily due to an increase in yields on interest-earning assets and an increase in average net loans receivable balances. Interest and fees on loans receivable increased $7.5 million, to $70.0 million for the nine months ended September 30, 2024, from $62.5 million for the nine months ended September 30, 2023, primarily due to an increase in the average balance of net loans receivable of $103.9 million compared to the prior year, coupled with an increase in average loan yields to 5.55% for the nine months ended September 30, 2024, from 5.28% for the same period in 2023. The loan portfolio increased as a result of participation in the Northpointe MPP and additional auto, manufactured home, and commercial business loan purchases. Loan yields increased over the prior year due to higher rates on new originations as well as the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also increased 82 basis points to 4.89% compared to the same period in 2023, due to the purchase of higher-yielding investments in the second quarter of 2024. An increase in rates on floating bonds and a slowdown in prepayment speeds, which reduces amortization of premium costs, also positively impacted investment securities income.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,686,546	5.55%	$1,582,658	5.28%	$7,505
Investment securities	310,653	4.89	324,968	4.07	1,481
FHLB stock	13,397	9.39	11,873	7.07	314
Interest-earning deposits in banks	43,456	5.53	40,447	5.11	253
Total interest-earning assets	$2,054,052	5.47	$1,959,946	5.09	$9,553

Interest Expense. Total interest expense increased $14.6 million, or 53.4%, to $42.0 million for the nine months ended September 30, 2024, compared to $27.4 million for the nine months ended September 30, 2023. The increase over the first nine months of 2023 was the result of a 98-basis point increase in the cost of total deposits from 1.51% one year prior to 2.49% along with a higher volume of CD balances. A shift in the deposit mix from no or low-cost transaction and savings accounts to a higher volume of CDs and money market accounts resulted in higher costs of deposits. Interest expense on borrowings increased due to a $27.9 million increase in the average balance and a 31-basis point increase in the cost of advances, primarily FHLB advances, compared to the same period in 2023.

During the nine months ended September 30, 2024, interest expense on CDs increased due to higher average balances of $113.8 million, along with a 108-basis point increase in the average rates paid, compared to the nine months ended September 30, 2023. During the same period, the average balances of money market accounts increased $7.8 million, with a 142-basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts increased to 2.92% for the nine months ended September 30, 2024, from 1.83% for the nine months ended September 30, 2023, due to the use of promotional products designed to retain existing deposits and generate new deposits. The mix of retail customer deposit balances shifted from non-maturity accounts towards higher cost CDs. Retail customer CDs represented 25.8% and 24.7% of total deposits at September 30, 2024 and 2023, respectively. Brokered CDs represented 11.9% and 10.2% of total deposits at September 30, 2024 and 2023, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$165,816	0.46%	$180,789	0.44%	$(32)
Money market accounts	404,845	2.39	397,023	0.97	4,378
Savings accounts	229,180	1.63	241,802	1.14	735
Certificates of deposit, retail	417,716	4.13	350,864	3.17	4,590
Certificates of deposit, brokered	210,186	4.92	163,218	3.62	3,320
Advances	274,475	4.64	246,683	4.29	1,616
Subordinated debt	39,465	4.00	39,384	4.02	—
Total interest-bearing liabilities	$1,741,683	3.22	$1,619,763	2.26	$14,607

Provision for Credit Losses. The Company recorded a $12.8 million provision for credit losses in the nine months ended September 30, 2024. A provision for credit losses on loans of $13.0 million was the result of the charge-off activity previously discussed; an increase in the estimated CECL loss factors applied to commercial business loans, residential real estate and multi-family loans; and growth in the purchased auto loan portfolio. Increases were partially offset by a decrease in the loss factors applied to commercial real estate loans, home equity lines of credit and other consumer loans, and declining construction loan balances. A recapture of $113,000 was due to a lower year-over-year loss factor applied to unfunded commitment balances reducing the provision for credit losses recorded during the nine months ended September 30, 2024. This compares to a $1.2 million loan loss provision and a $1.0 million unfunded commitment provision recapture for the nine months ended September 30, 2023. While the ACLL as a percentage of nonaccrual loans at period end has decreased to 72% compared to 714% for the same period in 2023, the majority of the nonaccrual loan balance is comprised of well-secured real estate loans, based on the current loan-to-value ratio, which the Company believes will be sufficient to repay the loans upon sale of the underlying collateral.

.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Provision for credit losses on loans	$12,956	$1,195
Net charge-offs	(8,496)	(2,575)
Allowance for credit losses on loans	21,970	16,945
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.27%	1.04%
Total nonaccrual loans	30,376	2,374
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	72%	714%
Nonaccrual and 90 days or more past due loans as a percentage of total loans receivable	1.75%	0.15%
Total loans receivable	$1,734,807	$1,634,978

Recapture of provision for credit losses on unfunded commitments	$(113)	$(1,024)
Reserve for unfunded commitments	704	828
Unfunded loan commitments	166,446	154,722

Noninterest Income. Noninterest income increased $4.4 million, or 62.8%, to $11.3 million for the nine months ended September 30, 2024, from $7.0 million for the nine months ended September 30, 2023. The increase was primarily due to the sale of the six branch properties in the sale-leaseback transaction partially offset by the sale of securities and no loan swap fee income or investment services fee income during the nine months ended September 30, 2024. The Company ended its investment services program in 2023. The third quarter of 2023 included $750,000 in credit enhancements reimbursed to the Company on Splash charge-offs recorded in other noninterest income. Income from the gain on sale of loans during the nine months ended September 30, 2024, includes $116,000 from SBA loans compared to $65,000 in the same period of 2023. The conversion of lower-yielding BOLI policies initiated in the first quarter of 2024 contributed towards the $120,000 year-over-year recorded increase.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,237	$3,273	$(36)	(1.1)%
Sold loan servicing fees and servicing rights mark-to-market	303	400	(97)	(24.3)
Net gain on sale of loans	260	405	(145)	(35.8)
Net (loss) gain on sale of investment securities	(2,117)	—	(2,117)	100.0
Net gain on sale of premises and equipment	7,919	—	7,919	100.0
Increase in cash surrender value of bank-owned life insurance	851	668	183	27.4
Other income	861	2,203	(1,342)	(60.9)
Total noninterest income	$11,314	$6,949	$4,365	62.8

Noninterest Expense. Noninterest expense increased $1.3 million, or 2.9%, to $45.8 million for the nine months ended September 30, 2024, compared to $44.5 million for the nine months ended September 30, 2023. The increase in expenses compared to the same period in 2023 is mainly due to one-time severance payouts of $704,000, higher payroll taxes of $965,000 related to employee retention tax credits recorded in 2023, tax on the sale-leaseback transaction of $359,000, additional rent of $707,000 and production commissions of $113,000. These increases were partially offset by lower advertising costs and a $218,000 reduction in the accrual for a civil money penalty assessed by the FDIC. The civil money penalty was originally accrued in the fourth quarter of 2023. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending to improve earnings. A reduction-in-force impacting 9% of our workforce took place in July 2024.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$25,298	$23,812	$1,486	6.2%
Data processing	6,037	6,063	(26)	(0.4)
Occupancy and equipment	4,592	3,596	996	27.7
Supplies, postage, and telephone	970	1,082	(112)	(10.4)
Regulatory assessments and state taxes	1,518	1,259	259	20.6
Advertising	1,095	2,471	(1,376)	(55.7)
Professional fees	2,292	2,619	(327)	(12.5)
FDIC insurance premium	1,392	939	453	48.2
Other expense	2,566	2,623	(57)	(2.2)
Total noninterest expense	$45,760	$44,464	$1,296	2.9

Provision for Income Tax. An income tax benefit of $1.3 million was recorded for the nine months ended September 30, 2024, compared to expense of $1.9 million for the nine months ended September 30, 2023, due to a year-over-year decrease in income before taxes of $14.7 million. The provision for the nine months ended September 30, 2024, includes a tax penalty estimate for the early surrender of a BOLI contract. The provision includes accruals for both federal and state income taxes. For additional information, see Note 9 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2024 and 2023. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2024			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,699,302	$23,536	5.51%	$1,624,722	$21,728	5.31%
Investment securities	307,623	3,786	4.90	319,508	3,368	4.18
FHLB dividends	12,697	302	9.46	11,922	214	7.12
Interest-earning deposits in banks	42,348	582	5.47	38,099	524	5.46
Total interest-earning assets (3)	2,061,970	28,206	5.44	1,994,251	25,834	5.14
Noninterest-earning assets	147,363			145,483
Total average assets	$2,209,333			$2,139,734
Interest-bearing liabilities:
Interest-bearing demand deposits	$166,846	$187	0.45	$176,503	$204	0.46
Money market accounts	431,346	2,875	2.65	373,408	1,146	1.22
Savings accounts	224,159	923	1.64	255,956	918	1.42
Certificates of deposit, retail	415,450	4,340	4.16	394,713	3,505	3.52
Certificates of deposit, brokered	215,016	2,635	4.88	177,154	1,926	4.31
Total interest-bearing deposits (4)	1,452,817	10,960	3.00	1,377,734	7,699	2.22
Advances	255,348	2,832	4.41	244,859	2,791	4.52
Subordinated debt	39,484	394	3.97	39,403	394	3.97
Total interest-bearing liabilities	1,747,649	14,186	3.23	1,661,996	10,884	2.60
Noninterest-bearing deposits (4)	252,911			276,294
Other noninterest-bearing liabilities	48,294			40,450
Total average liabilities	2,048,854			1,978,740
Average equity	160,479			160,994
Total average liabilities and equity	$2,209,333			$2,139,734

Net interest income		$14,020			$14,950
Net interest rate spread			2.21			2.54
Net earning assets	$314,321			$332,255
Net interest margin (5)			2.70			2.97
Average interest-earning assets to average interest-bearing liabilities	118.0%			120.0%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred fees (costs) of $22,000 and ($275,000) for the three months ended September 30, 2024 and 2023, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.56% and 1.85% for the three months ended September 30, 2024 and 2023, respectively.

(5) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2024			2023
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,686,546	$70,036	5.55%	$1,582,658	$62,531	5.28%
Total investment securities	310,653	11,367	4.89	324,968	9,886	4.07
FHLB dividends	13,397	942	9.39	11,873	628	7.07
Interest-earning deposits in banks	43,456	1,798	5.53	40,447	1,545	5.11
Total interest-earning assets (3)	2,054,052	84,143	5.47	1,959,946	74,590	5.09
Noninterest-earning assets	144,285			143,034
Total average assets	$2,198,337			$2,102,980
Interest-bearing liabilities:
Interest-bearing demand deposits (4)	$165,816	$567	0.46	$180,789	$599	0.44
Money market accounts	404,845	7,244	2.39	397,023	2,866	0.97
Savings accounts	229,180	2,791	1.63	241,802	2,056	1.14
Certificates of deposit, retail	417,716	12,913	4.13	350,864	8,323	3.17
Certificates of deposit, brokered	210,186	7,737	4.92	163,218	4,417	3.62
Total interest-bearing deposits	1,427,743	31,252	2.92	1,333,696	18,261	1.83
Advances	274,475	9,525	4.64	246,683	7,909	4.29
Subordinated debt	39,465	1,183	4.00	39,384	1,183	4.02
Total interest-bearing liabilities	1,741,683	41,960	3.22	1,619,763	27,353	2.26
Noninterest-bearing deposits (4)	251,218			284,282
Other noninterest-bearing liabilities	43,633			38,362
Total average liabilities	2,036,534			1,942,407
Average equity	161,803			160,573
Total average liabilities and equity	$2,198,337			$2,102,980

Net interest income		$42,183			$47,237
Net interest rate spread			2.25			2.83
Net earning assets	$312,369			$340,183
Net interest margin (5)			2.74			3.22
Average interest-earning assets to average interest-bearing liabilities	117.9%			121.0%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of ($115,000) and ($410,000) for the nine months ended September 30, 2024 and 2023, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.49% and 1.51% for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2024 Compared to September 30, 2023			September 30, 2024 Compared to September 30, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$974	$834	$1,808	$4,101	$3,404	$7,505
Investments	(132)	550	418	(431)	1,912	1,481
FHLB stock	14	74	88	81	233	314
Other (1)	57	1	58	115	138	253
Total interest-earning assets	$913	$1,459	$2,372	$3,866	$5,687	$9,553

Interest-bearing liabilities:
Interest-bearing demand deposits	$(12)	$(5)	$(17)	$(53)	$21	$(32)
Money market accounts	178	1,551	1,729	65	4,313	4,378
Savings accounts	(116)	121	5	(107)	842	735
Certificates of deposit, retail	175	660	835	1,587	3,003	4,590
Certificates of deposit, brokered	405	304	709	1,273	2,047	3,320
Advances	115	(74)	41	895	721	1,616
Total interest-bearing liabilities	$745	$2,557	$3,302	$3,660	$10,947	$14,607

Change in net interest income	$168	$(1,098)	$(930)	$206	$(5,260)	$(5,054)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2024 and the year ended December 31, 2023, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2024, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$523,584	$76,975	$44,811	$—	$645,370
FHLB advances	150,000	105,000	35,000	—	290,000
Line of credit	5,500	—	—	—	5,500
Subordinated debt obligation	—	—	—	39,494	39,494
Operating leases	2,310	4,654	4,312	18,547	29,823
Borrower taxes and insurance	2,485	—	—	—	2,485
Deferred compensation	160	286	237	1,142	1,825
Total contractual obligations	$684,039	$186,915	$84,360	$59,183	$1,014,497

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2024:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$40	$—	$—	$—	$40
Variable-rate	2,482	—	—	—	2,482
Unfunded commitments under lines of credit	17,534	16,004	5,059	67,674	106,271
Unfunded commitments under existing construction loans	22,673	9,997	—	25,905	58,575
Unfunded commitments under existing maritime loans	—	—	—	1,600	1,600
Standby letters of credit	2,335	—	—	200	2,535
Unfunded commitments under partnership agreements	3,274	—	—	—	3,274
Total commitments	$48,338	$26,001	$5,059	$95,379	$174,777

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $82.7 million and unpledged securities classified as available-for-sale had a market value of $267.3 million. The Bank pledged collateral of $576.9 million to support borrowings from the FHLB, with a remaining borrowing capacity of $226.1 million at September 30, 2024. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $19.3 million were pledged as of September 30, 2024, providing a borrowing capacity of $18.7 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $14.5 million at September 30, 2024.

At September 30, 2024, we had $2.5 million in commitments to originate new loans, $2.5 million in standby letters of credit and $166.5 million in undisbursed loans, including $58.6 million in undisbursed construction loan commitments and $1.6 million in undisbursed maritime fabrication loan commitments.

CDs due within one year as of September 30, 2024, totaled $523.6 million, or 81.1% of CDs with a weighted-average rate of 4.37%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 58% of deposit account balances held by consumers, 22% held by business and 8% by public fund depositors, and 12% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at September 30, 2024. We estimate that 20-25% of our retail customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2024, the Company, on an unconsolidated basis, had liquid assets of $595,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At September 30, 2024, shareholders' equity totaled $160.8 million, or 7.1% of total assets. Our book value per share of common stock was $17.17 at September 30, 2024, compared to $16.99 at December 31, 2023.

At September 30, 2024, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2024.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$209,278	9.4%	$89,197	4.0%	$111,496	5.0%
Common equity tier 1 (to risk-weighted assets)	209,278	12.2	77,166	4.5	111,462	6.5
Tier 1 risk-based capital (to risk-weighted assets)	209,278	12.2	102,888	6.0	137,184	8.0
Total risk-based capital (to risk-weighted assets)	230,476	13.4	137,184	8.0	171,479	10.0

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, as a result of the material weakness described below.

As of June 30, 2024, management concluded that a material weakness existed in the design of controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio and, thus, in the determination of the adequacy of its allowance for credit losses on loans. It was further determined that such material weakness does not exist in the remainder of the loan portfolio.

(b) Changes in Internal Controls.

Management, with oversight from the Audit Committee, is committed to remediating the material weakness. The Company has begun implementing, and continues to implement, its remediation plan, including:

- Revising the Bank's loan-related policies,

- Strengthening an existing internal control to improve the identification and accounting for individually evaluated assets, and

- Strengthening an existing internal control to improve the evaluation of pooled loan groups utilized in the Current Expected Credit Loss model.

Except as described above, there have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting has existed as of and since June 30, 2024. Specifically, the Company did not maintain effective controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio and, thus, in the determination of the adequacy of its allowance for credit losses on loans. Although the Company is taking steps to remediate the material weakness, it cannot provide assurance that such remedial measures will be effective. If the Company fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results, which may, among other adverse consequences, cause investors to lose confidence in the Company’s reported financial information.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2024 - July 31, 2024	14,136	$10.43	14,085	930,194
August 1, 2024 - August 31, 2024	84,675	10.19	84,071	846,123
September 1, 2024 - September 30, 2024	212	—	—	846,123
Total	99,023	$10.23	98,156

(1) Shares repurchased by the Company during the quarter include shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 51 shares, 604 shares, and 212 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of September 30, 2024, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 12, 2024	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2024	/s/ Geraldine Bullard

Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)