Form 10-K
period 2024-12-31
First Northwest Bancorp
filed 2025-03-13
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 6, 2025, the registrant had 9,358,008 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2024, was $86,154,236.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

FIRST NORTHWEST BANCORP

2024 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2024 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of our loan portfolio;
•	legislative or regulatory changes, including increased insurance rates and assessments or expanded consumer protection regulations, responses to recent events in the banking industry, interest rates along the yield curve, and inflation, which could adversely affect the Company's business;
•	continued depressed market demand for mortgage and Small Business Administration ("SBA") loans that we originate for sale;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our efforts to achieve higher net interest income and noninterest revenue growth;
•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	pressures on liquidity as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost relative to the market;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•	results of examinations by our primary or other regulatory authorities could have an adverse impact on our business and operations;
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

Available Information

The Company provides an Investor Relations link on its website (www.ourfirstfed.com) to the Securities and Exchange Commission’s ("SEC") website (www.sec.gov) for purposes of providing copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements and amendments thereto. Other than an investor’s own internet access charges, these filings are available free of charge. The information contained on our website is not included as part of, or incorporated by reference into, this Form 10-K.

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

At December 31, 2024, the Company had total assets of $2.23 billion, net loans of $1.68 billion, total deposits of $1.69 billion, and total shareholders' equity of $153.9 million. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has entered into several partnerships to strategically invest in financial technology-related businesses, which may result in the development of additional investment opportunities. Aside from these investments, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Fed.

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

First Fed Bank is a community-oriented financial institution founded in 1923 in Port Angeles, Washington. The Bank operates in 18 locations including twelve full-service branches and six business centers, including its headquarters, located in Clallam, Jefferson, King, Kitsap, Snohomish, and Whatcom counties. First Fed’s business and operating strategy is focused on building sustainable earnings by delivering a full array of financial products and services for individuals, small business, and commercial customers. Lending activities include loan originations generated through organic production and loan referrals as well as purchasing loans to augment our loan portfolios. Internal production is focused on originations of first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, residential and commercial construction and land loans, commercial business loans, SBA loans, and consumer loans, consisting primarily of home equity loans and lines of credit. Over the last five years, we have significantly increased the origination of commercial real estate, multi-family real estate, construction, and commercial business loans. Loans are also purchased from experienced third-party lenders with a current focus on manufactured home loans and high-end auto loans to increase our commercial business and consumer loan portfolios. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs") for individuals and businesses. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

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

Market Area

We operate through twelve full-service branch offices and six business centers located in Washington State. We have five branches in Clallam County, one in Jefferson County, one in King County, two in Kitsap County, and three in Whatcom County. We have two business centers located in Clallam County, two in King County, one in Snohomish County, and one in Whatcom County. All population and income data below is derived from the U.S. Census Bureau website.

Clallam County has a population of approximately 77,616 and estimated median family income of $67,999. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 5.9% at December 31, 2024, compared to 6.3% at December 31, 2023. By comparison, the unemployment rate for the state of Washington was 4.5%, and the national average was 4.1% at December 31, 2024.

Jefferson County has a population of approximately 33,714 and estimated median family income of $71,143. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 5.5% at December 31, 2024, compared to 5.8% at December 31, 2023.

Kitsap County has a population of approximately 277,658 and estimated median family income of $98,546. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Amazon, Walmart, St. Michael Medical Center, Catholic Health Initiatives, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 4.3% at December 31, 2024, compared to 4.7% at December 31, 2023.

Whatcom County has a population of approximately 231,919 and estimated median family income of $80,989. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, Avamere Living, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 4.6% at December 31, 2024, compared to 5.1% at December 31, 2023.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $122,148. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, University of Washington, Starbucks, Salesforce, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 3.8% at December 31, 2024, compared to 3.5% at December 31, 2023.

As a part of our business plan, we intend to extend our traditional and digital operations throughout the Puget Sound Region and beyond. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound that extends into the northwestern quadrant of the state of Washington. Our current market area, described previously, has a population of 2.9 million, or 36.3% of the state's population. The population of the Puget Sound region beyond our current market area is approximately 2.4 million, or 29.5% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area representing a well-developed urban center. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Mount Vernon (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors include aerospace, military, information technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of The Boeing Company and Microsoft, two major industry leaders, and since the turn of the century, Amazon. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile and the presence of the University of Washington and other universities, the region's workforce is highly educated. Washington's geographic proximity to the Pacific Rim along with multiple deep-water ports makes it a center for international trade, which contributes significantly to the regional economy. The local ports make Washington the tenth largest exporting state in the nation. The top five trading partners with Washington include China, Canada, Japan, Mexico and South Korea. Tourism has also developed into a major industry, due to the scenic beauty, temperate climate, and incredible food and culture. The maritime industry, supported by the trade and fishing industries, is also an important employment sector.

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

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One-to-four family	$395,315	23.3%	$378,432	22.8%
Multi-family	332,596	19.6	333,094	20.1
Commercial real estate	390,379	23.0	387,983	23.3
Construction and land	78,110	4.6	129,691	7.8
Total real estate loans	1,196,400	70.5	1,229,200	74.0
Consumer:
Home equity	79,054	4.7	69,403	4.2
Auto and other consumer	268,876	15.9	249,130	15.0
Total consumer loans	347,930	20.6	318,533	19.2
Commercial business loans	151,493	8.9	112,295	6.8
Total loans	1,695,823	100.0%	1,660,028	100.0%
Less:
Derivative basis adjustment	188		—
Allowance for credit losses on loans	20,449		17,510
Total loans, net	$1,675,186		$1,642,518

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-rate loans:
Real estate:
One-to-four family	$291,237	17.2%	$287,864	17.2%
Multi-family	112,711	6.6	121,809	7.3
Commercial real estate	136,183	8.0	152,744	9.2
Construction and land	7,337	0.4	55,687	3.4
Total real estate loans	547,468	32.2	618,104	37.1
Consumer:
Home equity	28,413	1.7	26,951	1.6
Auto and other consumer	268,358	15.8	248,741	15.0
Total consumer loans	296,771	17.5	275,692	16.6
Commercial business loans	85,852	5.1	46,576	2.8
Total fixed-rate loans	930,091	54.8	940,372	56.5

Adjustable-rate loans:
Real estate:
One-to-four family	104,078	6.1	90,568	5.5
Multi-family	219,885	13.0	211,285	12.7
Commercial real estate	254,196	15.0	235,239	14.2
Construction and land	70,773	4.2	74,004	4.5
Total real estate loans	648,932	38.3	611,096	36.9
Consumer:
Home equity	50,641	3.0	42,452	2.6
Auto and other consumer	518	—	389	—
Total consumer loans	51,159	3.0	42,841	2.6
Commercial business loans	65,641	3.9	65,719	4.0
Total adjustable-rate loans	765,732	45.2	719,656	43.5

Total loans	1,695,823	100.0%	1,660,028	100.0%
Less:
Derivative basis adjustment	188		—
Allowance for credit losses on loans	20,449		17,510
Total loans, net	$1,675,186		$1,642,518

Loan Maturity

The following tables illustrate the contractual maturity of our loan portfolio at December 31, 2024. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. These tables do not reflect the effects of unscheduled principal prepayments.

	Within One Year (1)		After One Year Through Three Years		After Three Years Through Five Years		After Five Years Through Fifteen Years		Beyond Fifteen Years		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Real estate:
One-to-four family	$33	3.58%	$1,505	3.40%	$1,563	3.62%	$28,622	4.41%	$363,592	3.94%	$395,315	3.97%
Multi-family	22,092	3.70	64,847	4.49	52,078	4.07	182,148	5.11	11,431	7.20	332,596	4.81
Commercial real estate	7,791	5.65	56,596	4.74	60,626	5.80	262,085	5.85	3,281	5.29	390,379	5.67
Construction and land	52,721	7.81	12,840	6.96	1,271	8.29	10,988	7.87	290	7.02	78,110	7.69
Consumer:
Home equity	6	3.99	219	8.57	1,838	7.47	29,433	5.55	47,558	7.79	79,054	6.95
Auto and other consumer	1,326	11.00	6,159	10.48	10,773	7.54	125,861	7.79	124,757	6.92	268,876	7.48
Commercial business loans	65,738	7.69	10,122	6.97	6,517	6.76	69,116	7.31	—	—	151,493	7.43

Total loans receivable	$149,707	7.06%	$152,288	5.19%	$134,666	5.33%	$708,253	6.10%	$550,909	4.97%	$1,695,823	5.68%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

	Predetermined Interest Rate	Floating or Variable Rate	Total
Loans above maturing after one year:	(Dollars in thousands)
Real estate:
One-to-four family	$291,204	$104,078	$395,282
Multi-family	90,619	219,885	310,504
Commercial real estate	129,877	252,711	382,588
Construction and land	4,232	21,157	25,389
Consumer:
Home equity	28,407	50,641	79,048
Auto and other consumer	267,550	—	267,550
Commercial business loans	38,684	47,071	85,755

Total loans maturing after one year	$850,573	$695,543	$1,546,116

Geographic Distribution of our Loans

The following table shows at December 31, 2024, the geographic distribution of our loan portfolio in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States (3)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$125,809	31.8%	$237,661	60.2%	$15,520	3.9%	$378,990	95.9%	$16,325	4.1%	$395,315	23.3%
Multi-family	7,494	2.3	286,137	86.0	22,676	6.8	316,307	95.1	16,289	4.9	332,596	19.6
Commercial real estate	71,226	18.2	290,098	74.4	22,327	5.7	383,651	98.3	6,728	1.7	390,379	23.0
Construction and land	5,846	7.5	64,939	83.1	7,325	9.4	78,110	100.0	—	—	78,110	4.6
Total real estate loans	210,375	17.6	878,835	73.4	67,848	5.7	1,157,058	96.7	39,342	3.3	1,196,400	70.5

Consumer loans:
Home equity	45,030	57.0	33,572	42.5	345	0.4	78,947	99.9	107	0.1	79,054	4.7
Auto and other consumer	3,678	1.4	7,595	2.8	3,446	1.3	14,719	5.5	254,157	94.5	268,876	15.9
Total consumer loans	48,708	14.0	41,167	11.8	3,791	1.1	93,666	26.9	254,264	73.1	347,930	20.6

Commercial business loans	31,143	20.6	32,843	21.7	4,726	3.1	68,712	45.4	82,781	54.6	151,493	8.9

Total loans receivable	$290,226	17.1%	$952,845	56.2%	$76,365	4.5%	$1,319,436	77.8%	$376,387	22.2%	$1,695,823	100.0%

____________

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(3) Includes loans located primarily in California, Florida, Texas, and Oregon.

One-to-Four Family Real Estate Lending. At December 31, 2024, one-to-four family residential mortgage loans (excluding loans held for sale) totaled $395.3 million, or 23.3%, of our total loan portfolio, including $16.3 million, or 4.1%, of loans secured by properties outside the state of Washington, primarily purchased loans in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases, from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") or Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

The credit risk on adjustable-rate mortgage loans could increase when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2024, the average interest rate on our adjustable-rate mortgage loans was approximately 309 basis points under the fully indexed rate. As of December 31, 2024, we had $104.1 million, or 26.3%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2024, $390.4 million, or 23.0%, and $332.6 million, or 19.6%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2024, we have identified $116.1 million, or 16.0%, of our commercial and multi-family real estate portfolio as owner-occupied commercial real estate and $606.9 million, or 84.0%, is secured by income producing, or non-owner-occupied, commercial and multi-family real estate. Over 95% of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

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

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2024, we had $254.2 million in adjustable-rate commercial real estate loans, or 65.1% of commercial real estate, and $219.9 million in adjustable-rate multi-family loans, or 66.1% of total multi-family. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include The Wall Street Journal prime rate, the U.S. Constant Maturity Treasury Rate, or a similar term FHLB borrowing rate. Adjustable-rate loans could have increased credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans may contain both periodic and lifetime interest rate caps, limiting the amount of payment changes.

During 2023, the Bank successfully migrated away from the London Interbank Offered Rate ("LIBOR") as an index for all new and existing loans. Commercial loans previously tied to LIBOR converted to a similar termed Term Secured Overnight Financing Rate ("TSOFR") product with the recommended spread adjustment set by the Alternative Reference Rate Committee at that time. Of the adjustable-rate commercial and multi-family real estate loans, 66.01% are subject to a floor rate and the weighted average floor rate on these loans was 3.64% at December 31, 2024. Of the adjustable-rate commercial loans, 33.22% are subject to a ceiling rate and the weighted average ceiling rate on those loans was 16.17% at December 31, 2024.

The maximum loan to value ratio for commercial and multi-family real estate loans is typically limited to 75% of an appraiser opinion of market value. The minimum debt service coverage ratio is 1.25 for non-owner-occupied and 1.20 for owner-occupied properties. We require independent appraisals or evaluations on all loans secured by commercial or multi-family real estate from our internal list of approved appraisers.

We review most commercial real estate and multi-family loan relationships annually to ensure the borrower continues to meet certain loan requirements as set forth in loan covenants, which may include an annual inspection of the property. The scope of the annual review is generally based on relationship size, with those $1.5 million or greater subject to a full credit review, which includes detailed financial and cash flow analysis, property inspection, covenant compliance and annual risk rating certification. All commercial loans risk rated special mention or worse with exposure of $100,000 or more are also subject to the full credit review. Loans with less than three years remaining in term are exempt from the annual requirement. Relationships with an aggregate credit exposure below $1.5 million are monitored for payment performance, changes in guarantor credit scores, and compliance with all other terms and conditions contained in the loan documents. All individuals that guarantee $3.0 million or more in aggregate commercial debt of any type are subject to annual financial reviews. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-owner occupied
Multi-family	$332,596	46.0%	$333,094	46.2%	$253,551	39.4%
Hospitality	63,611	8.8	69,076	9.6	48,387	7.5
Retail	51,065	7.1	53,368	7.4	56,701	8.8
Office building	50,819	7.0	54,743	7.6	60,541	9.4
Mixed use	20,772	2.9	18,180	2.5	19,022	3.0
Health care	19,027	2.6	11,972	1.7	12,208	1.9
Condominium	17,725	2.5	20,800	2.9	22,846	3.5
One-to-four family	9,877	1.4	11,699	1.6	13,378	2.1
Warehouse	7,114	1.0	8,262	1.1	8,954	1.4
Vehicle dealership	1,004	0.1	1,033	0.1	1,114	0.2
Other non-owner occupied	33,241	4.6	43,266	6.0	45,053	6.9
Total non-owner occupied	606,851	84.0	625,493	86.7	541,755	84.1

Owner occupied
Health care	22,139	3.1	22,523	3.1	23,547	3.7
Office building	16,356	2.3	17,274	2.4	21,365	3.3
Warehouse	14,078	1.9	13,869	1.9	19,434	3.0
Retail	10,578	1.5	9,792	1.4	11,031	1.7
Mixed use	10,460	1.4	4,013	0.6	4,412	0.7
Vehicle dealership	10,229	1.4	11,005	1.5	8,820	1.4
One-to-four family	4,567	0.6	2,622	0.4	2,387	0.4
Hospitality	793	0.1	853	0.1	1,011	0.2
Condominium	789	0.1	870	0.1	938	0.1
Other owner-occupied	26,135	3.6	12,763	1.8	9,097	1.4
Total owner occupied	116,124	16.0	95,584	13.3	102,042	15.9

Summary by type
Multi-family	332,596	46.0	333,094	46.2	253,551	39.4
Office building	67,175	9.3	72,017	10.0	81,906	12.7
Hospitality	64,404	8.9	69,929	9.7	49,398	7.7
Retail	61,643	8.6	63,160	8.8	67,732	10.5
Health care	41,166	5.7	34,495	4.8	35,755	5.6
Mixed use	31,232	4.3	22,193	3.1	23,434	3.7
Warehouse	21,192	2.9	22,131	3.0	28,388	4.4
Condominium	18,514	2.6	21,670	3.0	23,784	3.6
One-to-four family	14,444	2.0	14,321	2.0	15,765	2.5
Vehicle dealership	11,233	1.5	12,038	1.6	9,934	1.6
Other non-owner occupied	33,241	4.6	43,266	6.0	45,053	6.9
Other owner-occupied	26,135	3.6	12,763	1.8	9,097	1.4
Total multi-family and commercial real estate	$722,975	100.0%	$721,077	100.0%	$643,797	100.0%

If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period can be a lengthy process with substantial holding costs. Vacancies, deferred maintenance, repairs and market factors can result in losses during the time it takes to prepare the property for sale. Depending on the individual circumstances, initial charge-offs and subsequent losses relating to multi-family and commercial loans can be substantial and unpredictable.

The average outstanding loan amount in our commercial real estate portfolio, including multi-family loans, was $1.7 million as of December 31, 2024. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size operators and investors in our market areas as well as other parts of Washington. We may also make commercial and multi-family real estate loans in other states if we have a pre-existing relationship with the borrower.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2024 consisted of a $23.2 million relationship secured by construction and commercial real estate in King County, Washington; a $20.0 million relationship secured by construction and multi-family real estate in Pierce and Snohomish Counties; and a $19.4 million relationship secured by multi-family real estate in Pierce County. The construction loan balances are included in Construction and Land Lending below.

Construction and Land Lending. Our construction and land loans totaled $78.1 million, or 4.6% of the total loan portfolio at December 31, 2024 and the undisbursed portion of construction loans in process totaled $51.7 million.

First Fed offers an "all-in-one" residential custom construction loan product, which upon completion of construction may be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. We also offer commercial acquisition-renovation loans that have a small construction component combined with a traditional real estate loan. Underwriting criteria on construction loans include, but are not limited to, minimum debt service coverage requirements of 1.25x or better, loan to value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria. Underwriting criteria on commercial acquisition-renovation loans during the interest-only period include, but are not limited to, loan to value limitations and debt service coverage requirements of 1.00x or better, based on in-place rents and payment amortization of full commitment. These loans begin amortizing once renovations have been completed.

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

At December 31, 2024, the average construction commitment was $868,000 for single-family residential construction, $1.8 million for multi-family construction and $3.6 million for commercial real estate construction. The largest construction commitments for single-family residential, multi-family and commercial real estate were $2.3 million, $5.5 million and $10.0 million, respectively, at December 31, 2024.

Substantially all of our adjustable-rate land acquisition, development and construction lending have rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either billed monthly, as is the case for acquisition and development loans, or added to the principal of the loan through an interest reserve. When original interest reserves set up at origination are exhausted, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate.

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

At the dates indicated, the composition of our construction and land portfolio was as follows:

	December 31,
	2024	2023	2022
	(In thousands)

One-to-four family residential	$38,900	$43,719	$58,596
Multi-family residential	15,401	66,723	76,301
Commercial acquisition-renovation	—	—	19,247
Commercial real estate	17,282	11,791	27,628
Land	6,527	7,458	11,874
Total construction and land	$78,110	$129,691	$193,646

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

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

December 31, 2024	Olympic Peninsula	Puget Sound Region	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,897	$45,945	$1,424	$54,266
Multi-family residential	3,900	14,828	5,695	24,423
Commercial real estate	500	40,259	4,215	44,974
Total commitment	$11,297	$101,032	$11,334	$123,663

Construction Funds Disbursed
One-to-four family residential	$1,769	$35,711	$1,424	$38,904
Multi-family residential	709	10,245	4,582	15,536
Commercial real estate	99	16,508	900	17,507
Total disbursed for construction	2,577	62,464	6,906	71,947
Net deferred fees (costs)	2	(329)	(37)	(364)
Amortized cost for construction	$2,579	$62,135	$6,869	$71,583

Undisbursed Commitment
One-to-four family residential	$5,128	$10,234	$—	$15,362
Multi-family residential	3,191	4,583	1,113	8,887
Commercial real estate	401	23,751	3,315	27,467
Total undisbursed	$8,720	$38,568	$4,428	$51,716

Land Funds Disbursed
One-to-four family residential	$2,349	$2,183	$213	$4,745
Commercial real estate	900	845	—	1,745
Total disbursed for land	3,249	3,028	213	6,490
Net deferred fees	18	14	5	37
Amortized cost for land	$3,267	$3,042	$218	$6,527

December 31, 2023	Olympic Peninsula	Puget Sound Region	Other Washington	Oregon	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$10,260	$54,320	$6,489	$540	$71,609
Multi-family residential	—	78,196	11,076	—	89,272
Commercial real estate	—	17,332	1	—	17,333
Total commitment	$10,260	$149,848	$17,566	$540	$178,214

Construction Funds Disbursed
One-to-four family residential	$3,790	$34,725	$5,065	$175	$43,755
Multi-family residential	—	61,288	5,879	—	67,167
Commercial real estate	—	11,849	—	—	11,849
Total disbursed for construction	3,790	107,862	10,944	175	122,771
Net deferred fees (costs)	27	(544)	(39)	1	(555)
Amortized cost for construction	$3,817	$107,318	$10,905	$176	$122,216

Undisbursed Commitment
One-to-four family residential	$6,470	$19,595	$1,424	$365	$27,854
Multi-family residential	—	16,908	5,197	—	22,105
Commercial real estate	—	5,483	1	—	5,484
Total undisbursed	$6,470	$41,986	$6,622	$365	$55,443

Land Funds Disbursed
One-to-four family residential	$3,310	$3,002	$272	$—	$6,584
Commercial real estate	—	845	—	—	845
Total disbursed for land	3,310	3,847	272	—	7,429
Net deferred fees	28	16	2	—	46
Amortized cost for land	$3,338	$3,863	$274	$—	$7,475

Consumer Lending. We offer consumer loans, including home equity loans, home equity lines of credit, auto loans and personal lines of credit. At December 31, 2024, home equity loans and lines of credit totaled $79.1 million, or 4.7%, of the loan portfolio. Our interest rates on home equity loans are priced based on risks including credit score, loan to value and overall payment capacity of the applicant. Home equity loans are made for the improvement of residential properties and other purposes. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available with repayment periods ranging from 5 to 20 years. We also offer a ten-year home equity line of credit to qualifying borrowers, which includes an option for a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only during the ten-year draw period. The balance and rate are fixed after that period and the principal amortized over the remaining fifteen-year period of the loan. Options for equity loans on non-owner occupied properties are offered under more conservative requirements. Additionally, terms are available under a bridge loan product consisting of a short-term equity loan used to facilitate the acquisition of a separate residential property. Home equity fixed and line of credit products in second lien positions behind a non-First Fed mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

At December 31, 2024, auto loans totaled $133.9 million, of which $132.3 million were purchased and $453,000 were originated through indirect dealer programs described below; the remaining $1.2 million were originated through our First Fed branches. Auto loans have a maximum term of up to 180 months for purchased classic and collector vehicles, up to 96 months for indirect auto loans, and up to 84 months for all other auto loans, depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risks involved. First Fed utilizes indirect lending sources to purchase auto loans. In-house and direct lending sources have been used to originate auto loans in prior years.

We purchase auto loans through a relationship with Woodside Credit, LLC, a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20% of the cost of the vehicle. We receive loan pools each week with complete packages that we underwrite to determine whether to purchase or pass on the loans submitted. The average loan balance was $94,000 at December 31, 2024. These loans present unique risks with the collateral being located across the country; however, our loan originator mitigates risk of loss by providing an option to facilitate the collection efforts should repossession become necessary, for which we would incur a cost if we did it ourselves. Historically, losses on these types of loans have been less than 2% and First Fed experienced a loss rate of 0.36% and 1.07%, respectively, for each of the years ended December 31, 2024 and 2023.

We also purchase auto loans through a partnership with First Help Financial, a loan originator that operates in selected states, underwriting and funding loans to "superior subprime" customers who have a demonstrated capacity to pay and have limited or no blemishes on their credit report, but have limited credit experience. Loans in the First Help Auto Loan Purchase Program typically range from $10,000 to $75,000 with terms that range from 72 to 84 months. We periodically receive loan pools with complete packages that we underwrite to determine whether to purchase or pass on the loans submitted. The seller retains the servicing on these loans which includes the collection activities as well as the rehab and marketing related to the sale of any collateral that was repossessed or foreclosed upon.

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

We purchase manufactured home loans through a partnership with Triad Financial Services, a loan originator that underwrites and funds these loans. At December 31, 2024, $128.2 million of manufactured home loans was included in consumer loans. These loans range from $18,000 to $425,000 with terms that range from 84 to 360 months. Loans are submitted on a weekly flow basis or as one-off pools. All loans are considered “full doc” and complete packages are reviewed to determine if the loan will be purchased or not. The seller retains the servicing on these loans which includes the collection activities as well as the rehab and marketing related to the sale of any collateral that was repossessed or foreclosed upon. The collateral may include both real estate and personal property depending on whether or not the title to the subject property has been eliminated. The program has a credit enhancement in the form of a reserve account that can be used to protect the bank from charge offs and prepayments. The reserve represented 5.2% of related loan balances at year end; however, it will vary depending on the pricing options selected during the acquisition of the loans. First Fed had three loans placed into repossession inventory in 2024 and one in 2023 for a variety of reasons. The Bank was made whole through the credit enhancement reserve for all loans placed into repossession inventory.

In 2022, we began purchasing unsecured consumer loans through a partnership with Splash Financial who underwrites and funds these loans. At December 31, 2024, $3.1 million of purchased unsecured loans was included in consumer loans. These loans range from $1,000 to $35,000 with terms that range from 36 to 60 months. We received individual loan packages that we underwrote to determine whether to purchase or pass on. The seller retains the servicing on these loans. Of the $11.1 million in loans purchased between June 2022 and February 2023, First Fed has experienced losses totaling $4.7 million. The originator paid First Fed $950,000 as a partial reimbursement of program losses incurred during 2023. Changes were made to the program participation criteria in April 2023 to reduce future losses, including a decrease in the maximum loan amount from $35,000 to $20,000 and an increase to the minimum FICO score. Splash also agreed to cover first payment defaults over 1.75% and the servicing fee charged to the Bank on new loans was reduced. The Bank purchased $3.7 million of loans after the change in criteria was made and has experienced losses totaling $556,000 related to this group of loans. Purchases of Splash loans were suspended in August 2023.

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

Commercial Business Lending. As of December 31, 2024, commercial business loans totaled $151.5 million, or 8.9% of our loan portfolio.

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

Commercial business loans are originated based on the cash flow of the borrowing entity, which may be unpredictable due to normal business cycles, industry changes, and economic and political conditions. Secondary and tertiary sources of repayment are guarantor cash flows and collateral liquidation. Collateral for commercial business loans most often consists of real estate, accounts receivable, inventory, or equipment. Collateral may fluctuate in value, which can reduce liquidation proceeds, and our ability to collect on accounts receivable or other third-party payments can affect the amount of losses we incur in the event of default. All borrowers with aggregate exposure of $750,000 or greater are subject to annual financial reviews and risk rating certification. All commercial loans risk rated special mention or worse with exposure of $100,000 or more are also subject to the full credit review. Relationships with an aggregate credit exposure below $750,000 are monitored for payment performance, changes in guarantor credit scores, and compliance with all other terms and conditions contained in the loan documents. All individuals that guarantee $3.0 million or more in aggregate commercial debt of any type are subject to annual financial reviews.

We purchase unsecured commercial loans to small businesses and professionals through a partnership with Bankers Healthcare Group, who underwrites and funds these loans. At December 31, 2024, $21.1 million of purchased loans were included in commercial business loans. These loans range from $24,000 to $530,000 with terms ranging from 60 to 144 months. We purchase individual loans on a flow basis that we underwrite to determine whether they fit our credit criteria. The seller retains the servicing on these loans. A reserve account equal to approximately 3% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has experienced a loss rate of 2.9% on the total portfolio of loans in this program. First Fed has not experienced any losses on these loans to-date.

Indirect commercial business loans were referred to the Bank through Waterstation Management, LLC, a third-party broker that assists borrowers with completing and submitting an electronic commercial loan application to finance equipment. At December 31, 2024, $5.0 million of these brokered loans were included in commercial business loans. Indirect commercial business loan customers received a fixed rate loan up to 75% of the equipment cost based on a review of their FICO credit score, historical cash flows and overall financial strength. Our underwriting and pricing criteria for this program focused primarily on the ability of the borrower to repay the loan rather than the value of the underlying collateral. These loans ranged from $170,000 to $1.5 million with terms ranging from 96 to 132 months. Of the $16.5 million loans originated by First Fed during 2021 and 2022, the Bank has experienced losses totaling $6.3 million. We ceased making these loans in July 2022 and continue to pursue satisfactory repayment of these loans.

First Fed periodically provides funding to Northpointe Bank through participation in their Northpointe Bank Mortgage Purchase Program ("Northpointe MPP"). At December 31, 2024, a participation balance of $36.2 million was included in commercial business loans. The Northpointe MPP provides short-term advances to well-qualified mortgage companies throughout the United States. These advances provide gap financing for the period between when a loan funds and when it is purchased by the end investor. This typically ranges from 15 to 25 days. Under the Northpointe MPP, each advance is secured by individual mortgages funded by participating community bank partners, including First Fed. Once the loan is purchased by the end investor, funds are sent directly to Northpointe Bank who, in turn, disburses it out to the partner banks on a pro rata basis. Only prime, first lien residential mortgage products which are agency eligible (such as Fannie Mae, Freddie Mac, or the VA) are included in the program. Northpointe Bank underwrites all the loans entering into the program to ensure conformity with program and investor requirements. The Bank's participation level in this program fluctuates, with a maximum daily limit of $40.0 million at December 31, 2024. The daily limit is periodically evaluated and adjusted to align with strategic goals.

Included in total commercial business loans is $4.0 million of loans originated by First Northwest. These loans contain clauses which allow for a portion of the debt to be converted into securities, mezzanine debt or other non-standard terms.

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

The SLC (on a monthly basis) and the Board Loan Committee ("BLC") (on a quarterly basis) review loan portfolio quality, credit concentrations, production, and industry trends and provide directional oversight over our lending policies. The BLC also reviews policy exceptions and related risk concerns on a quarterly basis. Additionally, all loan approval policies are reviewed no less than annually.

Washington law imposes loans to one borrower restrictions limiting total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, resulting in a legal limit of $45.7 million at December 31, 2024. First Fed, however, restricts its loans to one borrower to no more than 60% of the Bank's lending limit, unless specifically approved by the SLC as an exception to policy. The Bank's lending limit is adjusted quarterly and was $34.3 million at December 31, 2024. The following table provides a summary of our five largest relationships at December 31, 2024.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(In thousands)
$23,249	3	Commercial Construction
20,043	10	Multi-family Real Estate
19,412	2	Multi-family Real Estate
16,632	2	Multi-family Real Estate
16,536	3	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. During the years ended December 31, 2024, 2023, and 2022, our total loan originations were $232.4 million, $221.9 million, and $548.3 million, respectively.

We also purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2024, 2023, and 2022, we purchased $88.9 million, $83.1 million, and $96.1 million of loans, respectively. During the last year, the majority of purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles, manufactured home loans purchased through our partnership with an originator specializing in that type of lending, and unsecured commercial business loans to borrowers primarily in the healthcare industry. A secondary source of purchased loans has been commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Loan pools purchased prior to 2018 consisted mainly of loans exceeding conforming loan limits, or "jumbo loans," secured by single family residential properties located in the states of Washington and California. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized over the remaining contractual life of the loan. We had $20.4 million, $16.7 million, and $16.0 million of net premiums paid on purchased loans at December 31, 2024, 2023, and 2022.

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

We sell residential first mortgage loans in the secondary market. The Bank has historically focused on originating fixed-rate residential mortgages, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2024, 2023, and 2022, we sold $22.5 million, $25.5 million, and $26.1 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party investors, which provides us greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2024, we were servicing $329.3 million of loans for others. We earned servicing income on these loans of $736,000, $916,000, and $972,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Servicing rights for these loans had a fair value of $3.3 million at December 31, 2024. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $1.5 million at December 31, 2024. There were no loans repurchased during the years ended December 31, 2024, 2023, or 2022.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan to manage risk, concentrations, or to generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant regarding borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We typically retain an ownership interest in the loan as well as the loan servicing rights to maintain our direct relationship with the borrower and better manage our credit risk. No commercial real estate loans were sold or participated during the year ended December 31, 2024. During the year ended December 31, 2023, we sold $14.6 million in multi-family loan participations, retaining both the servicing and a portion of the loan balances.

In 2021, we expanded our relationship with the SBA to include additional products. The SBA loans generally carry a government guarantee ranging from 75%-90% of the loan balance. The Bank's intent is to sell the guaranteed portion and hold the remaining unguaranteed portion of the note. The Bank retains the servicing on these loans. We sold $3.0 million, $852,000 and $5.7 million of SBA participations during the years ended December 31, 2024, 2023, and 2022, respectively.

Gains, losses and transfer fees on sales of one-to-four family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential real estate, commercial real estate, and SBA loans was $312,000, $438,000, and $824,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table shows our loan origination, sale and repayment activities for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Originations by type:
Fixed-rate:
One-to-four family	$21,873	$25,815	$68,799
Multi-family	—	—	29,638
Commercial real estate	3,257	660	38,988
Construction and land	657	2,326	76,736
Home equity	6,670	7,442	8,768
Auto and other consumer	491	722	3,606
Commercial business	8,275	5,614	9,957
Total fixed-rate	41,223	42,579	236,492
Adjustable-rate:
One-to-four family	2,097	3,741	24,645
Multi-family	13,598	52,848	67,637
Commercial real estate	31,386	35,510	65,469
Construction and land	64,253	36,067	61,953
Home equity	30,964	34,598	32,956
Auto and other consumer	567	122	62
Commercial business	48,258	16,436	59,043
Total adjustable-rate	191,123	179,322	311,765
Total loans originated	232,346	221,901	548,257

Purchases by type:
One-to-four family	—	—	779
Multi-family	107	13	—
Commercial business	9,623	17,027	6,364
Auto	49,826	43,760	61,930
Manufactured homes	29,294	22,302	26,989
Total loans purchased	88,850	83,102	96,062
Sales and Repayments:
One-to-four family sold	22,478	25,456	26,088
Multi-family sold	—	14,613	—
Commercial real estate sold	—	—	750
Construction sold	—	—	3,144
Commercial business sold	—	852	11,670
Total loans sold	22,478	40,921	41,652
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	267,290	123,664	425,448
Total reductions	289,768	164,585	467,100
Net loan activity	$31,428	$140,418	$177,219

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. Net deferred loan fees included in net loans receivable on the balance sheet totaled $1.3 million, $1.9 million, and $2.8 million at December 31, 2024, 2023, and 2022, respectively. In addition to deferred loan fees, we receive other fee income on loan commitments, late payments and miscellaneous services.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2024.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	1	$321	0.1%	4	$839	0.2%	5	$1,160	0.3%
Commercial real estate	—	—	—	2	5,594	1.4	2	5,594	1.4
Construction and land	1	8,150	10.4	3	11,384	14.6	4	19,534	25.0
Total real estate loans	2	8,471	0.7	9	17,817	1.5	11	26,288	2.2
Consumer loans:
Auto and other consumer	14	437	0.2	20	700	0.3	34	1,137	0.4
Commercial business loans	4	—	—	11	604	0.4	15	604	0.4
Total delinquent loans	20	$8,908	0.5%	41	$19,121	1.1%	61	$28,029	1.7%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Also presented below are totals, regardless of accrual status, for modified loans to troubled borrowers ("MLTB") restructured during 2024 and 2023 and, for prior fiscal years, total troubled debt restructurings ("TDR"). Nonperforming assets as a percentage of total assets were 1.4%, 0.8% and 0.1% at December 31, 2024, 2023, and 2022, respectively. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

The increase in nonperforming loans during 2024 primarily resulted from an $8.1 million commercial construction project which the Bank believes does not represent significant exposure to loss based on a recent third-party appraisal. The loan was placed on nonaccrual status and downgraded to a classified loan status, in line with applicable Bank policy. During the fourth quarter of 2023, the Bank downgraded a commercial loan relationship which totaled $9.3 million involving several commercial real estate and business loans, a $3.6 million SBA loan which has a 75% program guarantee, and a $104,000 commercial business loan.

The following table summarizes our nonperforming assets at the dates indicated:

	December 31,
	2024	2023	2022
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family	$1,477	$1,844	$954
Commercial real estate	5,598	28	53
Construction and land	19,544	14,986	15
Total real estate loans	26,619	16,858	1,022
Home equity	55	123	196
Auto and other consumer	700	786	575
Total consumer loans	755	909	771
Commercial business loans	3,141	877	—
Total nonaccrual loans	$30,515	$18,644	$1,793

MLTB (2024 and 2023) and TDR (2022) loans:
One-to-four family	$—	$—	$1,726
Commercial real estate	6,402	—	—
Home equity	—	—	27
Commercial business	111	119	—
Total restructured loans	$6,513	$119	$1,753

Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.8%	1.1%	0.1%
Nonperforming MLTB or TDR loans included in total nonaccrual loans and total restructured loans above	$111	$119	$29

For the years ended December 31, 2024, 2023, and 2022, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $3.0 million, $710,000, and $699,000, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $201,000, $58,000, and $28,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2024, there were 40 loans totaling $16.7 million that continue to accrue interest but for which management has concerns about the ability of these borrowers to comply with loan repayment terms. These loans are classified as special mention or substandard.

Real Estate Owned and Repossessed Property. Real property we acquire through collection and foreclosure efforts is classified as real estate owned. These properties are recorded at the lower of cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed. Other repossessed property, including automobiles, is also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2024, we had no repossessed real or personal property owned.

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

At December 31, 2024, we had one loan with an aggregate amortized cost of $6.4 million that was identified as an MLTB loan restructured during the year ended December 31, 2024, which was performing in accordance with its revised payment terms and was accruing. There was no reserve included in the allowance for credit losses on loans at December 31, 2024, for this individually evaluated MLTB loan. Nonaccrual MLTB loans are classified as substandard while accruing MLTB loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2024, 2023, and 2022, we had classified loans of $42.5 million, $35.1 million, and $16.9 million, respectively. We had no other classified assets at these dates. In addition to the classified loans, we had $11.1 million, $14.7 million and $20.7 million of special mention loans at December 31, 2024, 2023, and 2022, respectively. Over 61% of the classified loan balance at December 31, 2024, is comprised of the following relationships: an $11.4 million construction loan relationship, which became a classified loan in the fourth quarter of 2022; an $8.1 million commercial construction loan relationship, which became classified in the second quarter of 2024; and a $6.2 million commercial loan relationship, which became classified in the fourth quarter of 2023. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in two of these three collateral-dependent relationships. The Bank is also closely monitoring a group of commercial business loans that have similar collateral, with 15 loans totaling $2.2 million included in classified loans at December 31, 2024, and an additional eight loans totaling $2.8 million included in the special mention risk grading category. The Bank continues to work with these borrowers to facilitate satisfactory repayment.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2024	2023	2022
	(In thousands)
Real estate loans:
One-to-four family	$1,515	$2,064	$1,486
Commercial real estate	11,999	9,848	1,136
Construction and land	19,544	14,987	14,001
Total real estate loans	33,058	26,899	16,623
Consumer loans:
Home equity	99	135	196
Auto and other consumer	700	785	94
Total consumer loans	799	920	290
Commercial business loans	8,686	7,315	—
Total classified loans	$42,543	$35,134	$16,913

The following table shows at December 31, 2024, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
	(Dollars in thousands)
Real estate loans:
One-to-four family	$674	0.5%	$—	—%	$—	—%	$674	0.2%	$841	5.2%	$1,515	0.4%
Commercial real estate	4	—	10,581	3.6	—	—	10,585	2.8	1,414	21.0	11,999	3.1
Construction and land	10	0.2	19,534	30.1	—	—	19,544	25.0	—	—	19,544	25.0
Total real estate loans	688	0.3	30,115	3.4	—	—	30,803	2.7	2,255	5.7	33,058	2.8
Consumer loans:
Home equity	99	0.2	—	—	—	—	99	0.1	—	—	99	0.1
Auto and other consumer	—	—	11	0.1	—	—	11	0.1	689	0.3	700	0.3
Total consumer loans	99	0.2	11	—	—	—	110	0.1	689	0.3	799	0.2
Commercial business loans	47	0.2	863	2.6	3,307	70.0	4,217	6.1	4,469	5.4	8,686	5.7

Total classified loans	$834	0.3%	$30,989	3.3%	$3,307	4.3%	$35,130	2.7%	$7,413	2.0%	$42,543	2.5%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $20.5 million, or 1.21% of total loans, at December 31, 2024, compared to $17.5 million, or 1.05%, at December 31, 2023. On January 1, 2023, the Company adopted ASU 2016-13 and recorded an increase to the allowance for credit losses on loans ("ACLL") of $2.2 million, an increase to the allowance for credit losses on unfunded commitments ("ACLUC") of $1.5 million, and a $3.0 million after-tax decrease to beginning retained earnings. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Operations. Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with our loan policy. Our accounting policies are discussed in detail in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes the distribution of our allowance for credit losses on loans at the dates indicated.

	December 31,
	2024		2023		2022 (1)
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Balance at End of Period Applicable to:
One-to-four family	$4,757	23.3%	$2,975	22.8%	$3,343	22.2%
Multi-family	2,493	19.6	1,154	20.1	2,468	16.3
Commercial real estate	2,410	23.0	3,671	23.3	4,217	25.2
Construction and land	576	4.6	1,889	7.8	2,344	12.5
Home equity	1,322	4.7	1,077	4.2	549	3.4
Auto and other consumer	2,687	15.9	4,409	15.0	2,024	15.4
Commercial business	6,204	8.9	2,335	6.8	786	5.0
Unallocated	—	—	—	—	385	—
Total allowance	$20,449	100.0%	$17,510	100.0%	$16,116	100.0%
(1) Represents the allowance for loan losses by class under the incurred loss methodology.

The following table sets forth an analysis of our allowance for credit losses on loans:

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Allowance at beginning of period	$17,510	$16,116	$15,124
Charge-offs:
Construction and land	(4,389)	—	—
Home equity	—	(10)	—
Auto and other consumer	(2,494)	(3,312)	(1,025)
Commercial business	(7,296)	—	—
Total charge-offs	(14,179)	(3,322)	(1,025)
Recoveries:
One-to-four family	44	9	114
Commercial real estate	2	—	—
Construction and land	—	—	2
Home equity	—	15	30
Auto and other consumer	320	126	194
Commercial business	36	—	142
Total recoveries	402	150	482

Net (charge-offs) recoveries	(13,777)	(3,172)	(543)
Impact of Day 1 CECL adoption	—	2,209	—
Provision for credit losses on loans	16,716	2,357	1,535
Balance at end of period	$20,449	$17,510	$16,116

Summary of key ratios regarding allowance activity and coverage
Net (charge-offs) recoveries as a percentage of average loans:
Total loans	(0.8)%	(0.2)%	—%
One-to-four family	—	—	—
Commercial real estate	—	—	—
Construction and land	(4.1)	—	—
Home equity	—	—	0.1
Auto and other consumer	(1.6)	(1.3)	(0.4)
Commercial business	(2.6)	—	0.2
Net (charge-offs) recoveries as a percentage of average nonperforming assets	(56.1)	(31.0)	(34.2)
Allowance as a percentage of nonperforming loans	67.0	93.9	900.3
Allowance as a percentage of total loans	1.21	1.05	1.05
Average loans receivable, net of ACLL	$1,686,972	$1,594,268	$1,448,777
Average total loans receivable	$1,705,878	$1,611,352	$1,464,448

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

The general objective of our investment portfolio is to provide liquidity, generate earnings, and manage risk, including credit, reinvestment, liquidity and interest rate risks.

Securities. Total investment securities increased $44.7 million, or 15.1%, to $340.3 million at December 31, 2024, from $295.6 million at December 31, 2023, as a result of purchases and an improvement in the portfolio market value, partially offset by sales and principal payments.

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

As a member of the FHLB, we had an average balance of $13.0 million in stock of the FHLB for the twelve months ended December 31, 2024. We received $1.2 million, $880,000, and $502,000 in dividends from the FHLB during the years ended December 31, 2024, 2023, and 2022, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2024, our securities portfolio contained securities issued by the United States Government and its agencies as well as securities issued by Capital Funding Mortgage Trust ("CFGMS") which had an aggregate book value in excess of 10% of our equity capital. The book value and fair market value of CFGMS securities were $34.9 million and $34.8 million, respectively, at December 31, 2024, and are included in non-agency issued mortgage-backed securities below.

	December 31,
	2024		2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Municipal bonds	$93,212	$77,876	$102,998	$87,761	$119,990	$98,050
U.S. Treasury notes	—	—	—	—	2,469	2,364
International agency issued bonds (Agency bonds)	—	—	—	—	1,955	1,702
U.S. government agency issued asset-backed securities (ABS agency)	12,944	12,876	11,847	11,782	—	—
Corporate issued asset-backed securities (ABS corporate)	16,065	16,122	5,370	5,286	—	—
Corporate issued debt securities (Corporate debt)	58,106	54,491	56,515	51,454	60,700	55,499
U.S. Small Business Administration securities (SBA)	8,664	8,666	—	—	—	—
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	111,372	98,697	75,665	63,247	88,930	75,648
Non-agency issued mortgage-backed securities (MBS non-agency)	75,902	71,616	81,555	76,093	101,139	93,306
Total available for sale	376,265	340,344	333,950	295,623	375,183	326,569

FHLB stock	14,435	14,435	13,664	13,664	11,681	11,681

Total securities	$390,700	$354,779	$347,614	$309,287	$386,864	$338,250

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2024 and December 31, 2023, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2024
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$—	—%	$103	1.73%	$17,961	2.57%	$75,148	2.42%	$93,212	2.44%	$77,876
ABS agency	—	—	—	—	—	—	12,944	6.03	12,944	6.03	12,876
ABS corporate	—	—	—	—	1,750	6.61	14,315	6.80	16,065	6.78	16,122
Corporate debt	—	—	21,456	5.76	35,650	5.00	1,000	4.13	58,106	5.27	54,491
SBA	—	—	—	—	3,174	5.34	5,490	5.85	8,664	5.66	8,666
Mortgage-backed:
MBS agency	—	—	—	—	8,080	3.85	103,292	3.67	111,372	3.68	98,697
MBS non-agency	26,690	8.54	11,564	5.69	—	—	37,648	3.77	75,902	5.74	71,616
Total securities available for sale	$26,690	8.54%	$33,123	5.72%	$66,615	4.26%	$249,837	3.66%	$376,265	4.29%	$340,344

	December 31, 2023
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
Municipal bonds	$300	4.25%	$—	—%	$20,000	2.74%	$82,698	2.45%	$102,998	2.51%	$87,761
ABS agency	—	—	—	—	—	—	11,847	7.69	11,847	7.69	11,782
ABS corporate	—	—	—	—	—	—	5,370	9.15	5,370	9.15	5,286
Corporate debt	—	—	18,081	6.07	37,434	5.02	1,000	4.13	56,515	5.34	51,454
Mortgage-backed:
MBS agency	—	—	2,176	1.60	5,362	2.37	68,127	2.48	75,665	2.45	63,247
MBS non-agency	25,279	8.74	14,446	5.59	3,512	3.52	38,318	3.70	81,555	5.59	76,093
Total securities available for sale	$25,579	8.69%	$34,703	5.59%	$66,308	4.04%	$207,360	3.17%	$333,950	4.02%	$295,623

At December 31, 2024, of the 191 investment securities held, there were 166 investment securities with $36.2 million of unrealized losses and a fair value of approximately $283.9 million. At December 31, 2023, of the 164 investment securities held, there were 162 investment securities with $38.3 million of unrealized losses and a fair value of approximately $293.8 million. Management believes that the unrealized losses on our investment securities relate principally to the general changes in interest rates, market liquidity and demand, and market volatility that have occurred since the initial purchase, and that such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at either December 31, 2024 or December 31, 2023.

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

We also utilize wholesale deposits, including brokered deposits and listing service deposits, to augment customer deposit balances. At December 31, 2024, all of our brokered deposits were certificates. Balances at each of the periods presented reflect direct offerings issued by the Bank through contracts with third-party brokers. The Bank utilizes services provided to the Depository Trust and Clearing Corporation to disburse interest and principal payments on direct offerings. We also maintain a relationship with IntraFi that allows the Bank to participate in their certificate of deposit account registry service ("CDARS"), which pools large deposits placed with CDARS by financial institution customers and distributes the balances across the network of participants.

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Beginning balance	$1,676,892	$1,564,255	$1,580,580
Net deposits	(31,293)	85,618	(21,523)
Interest credited	42,427	27,019	5,198
Ending balance	$1,688,026	$1,676,892	$1,564,255

Net increase (decrease)	$11,134	$112,637	$(16,325)

Percent increase (decrease)	0.7%	7.2%	(1.0)%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31,
	2024		2023		2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transactions and Savings Deposits:
Noninterest-bearing transaction	$256,416	15.2%	$252,083	15.0%	$315,083	20.1%
Interest-bearing transaction	164,891	9.8	169,418	10.1	193,558	12.4
Money market accounts	413,822	24.5	362,205	21.7	473,009	30.3
Savings accounts	205,055	12.1	242,148	14.4	200,920	12.8
Total transaction and savings deposits	1,040,184	61.6	1,025,854	61.2	1,182,570	75.6

Certificates: (1)
0.00 – 0.99%	13,720	0.8	29,097	1.7	113,662	7.3
1.00 – 1.99%	9,607	0.6	25,396	1.5	44,200	2.8
2.00 – 2.99%	6,950	0.4	10,937	0.7	86,191	5.5
3.00 – 3.99%	108,921	6.5	100,577	6.0	99,009	6.3
4.00 – 4.99%	403,891	23.9	275,807	16.4	38,623	2.5
5.00 – 5.99%	104,753	6.2	209,224	12.5	—	—
Total certificates	647,842	38.4	651,038	38.8	381,685	24.4

Total deposits	$1,688,026	100.0%	$1,676,892	100.0%	$1,564,255	100.0%

(1) Brokered certificates of deposit included in certificates	$182,914		$207,626		$133,861

Deposit Flow. The following table sets forth the balances of deposits in the various types of deposit programs offered by First Fed at the dates indicated.

	December 31,
	2024			2023			2022
	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)	Amount	Percent of Total	Increase/ (Decrease)
	(Dollars in thousands)
Savings accounts	$205,055	12.1%	$(37,093)	$242,148	14.4%	$41,228	$200,920	12.8%	$6,300
Transaction accounts	421,307	25.0	(194)	421,501	25.1	(87,140)	508,641	32.5	(32,261)
Money market accounts	413,822	24.5	51,617	362,205	21.7	(110,804)	473,009	30.3	(124,806)
Fixed-rate certificates which mature in the year ending:
Within 1 year	527,486	31.3	31,881	495,605	29.5	233,416	262,189	16.8	108,717
After 1 year but within 3 years	96,145	5.7	(12,273)	108,418	6.5	1,419	106,999	6.8	34,409
After 3 years but within 5 years	24,211	1.4	(22,804)	47,015	2.8	34,518	12,497	0.8	(8,684)
Total	$1,688,026	100.0%	$11,134	$1,676,892	100.0%	$112,637	$1,564,255	100.0%	$(16,325)

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2024.

	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	5.00 - 5.99%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:
March 31, 2025	$1,344	$1,579	$2,742	$35,486	$169,828	$19,753	$230,732	35.6%
June 30, 2025	703	371	1,740	20,438	97,090	32,500	152,842	23.6
September 30, 2025	5,352	243	—	13,741	85,896	—	105,232	16.2
December 31, 2025	3,385	347	916	23,621	10,411	—	38,680	6.0
March 31, 2026	1,067	99	9	1,969	7,000	—	10,144	1.6
June 30, 2026	245	337	5	2,961	20,007	—	23,555	3.6
September 30, 2026	673	314	—	632	5,000	—	6,619	1.0
December 31, 2026	55	2,546	828	4,418	1,102	17,500	26,449	4.1
March 31, 2027	807	81	—	598	—	—	1,486	0.2
June 30, 2027	89	546	270	361	2,196	—	3,462	0.5
September 30, 2027	—	462	—	629	—	—	1,091	0.2
December 31, 2027	—	166	239	73	5,361	17,500	23,339	3.6
Thereafter	—	2,516	201	3,994	—	17,500	24,211	3.8
Total	$13,720	$9,607	$6,950	$108,921	$403,891	$104,753	$647,842	100.0%

Percent of total	2.1%	1.5%	1.1%	16.8%	62.3%	16.2%	100.0%

Deposit Balances in Excess of the FDIC Insured Limit. The FDIC insures up to $250,000 per depositor for each account ownership category for which the depositor qualifies. Depositors may qualify for coverage over the limit if they have funds in multiple ownership categories and all FDIC requirements are met. The Company estimated that $390.5 million and $363.7 million, or 23.1% and 21.7%, of total deposit balances were uninsured at December 31, 2024 and 2023, respectively.

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of December 31, 2024.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $250,000	$166,069	$107,586	$101,440	$98,335	$473,430
Certificates of deposit of $250,000 or more	64,663	45,256	42,472	22,021	174,412
Total certificates	$230,732	$152,842	$143,912	$120,356	$647,842

The Federal Reserve may require First Fed to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. As of December 31, 2024, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight, short-term advances with initial maturities of less than one year, and longer-term advances maturing in one year or more, to meet ongoing liquidity needs and to mitigate interest rate risk. As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain pledged assets including mortgage loans and investment securities. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2024, had pledged loan and security collateral to support a borrowing capacity of $558.0 million. In addition, the Bank had outstanding letters of credit from the FHLB to secure public deposits and the Bellevue, Washington branch lease liability. At December 31, 2024, outstanding advances from the FHLB totaled $290.0 million and the combined balance for the two letters of credit was $60.8 million, leaving a remaining borrowing capacity of $207.3 million.

First Fed maintains an established borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2024, we had pledged securities with a carrying value of $18.6 million as collateral to support a borrowing capacity of $17.9 million. No funds have been borrowed on this arrangement to date.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. Beginning in April 2026, the interest rate will reset quarterly to the three-month SOFR plus 300-basis points.

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings under the arrangement with NexBank are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 17, 2025. At December 31, 2024, the outstanding advance totaled $6.5 million, leaving a remaining borrowing capacity of $13.5 million.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Maximum balance:
FHLB long-term advances	$170,000	$85,000	$80,000
FHLB short-term advances	—	95,000	42,500
FHLB overnight borrowings	270,000	195,000	206,000
Line of credit	10,000	11,000	12,000
Subordinated debt, net	39,514	39,436	39,358

Average balances:
FHLB long-term advances	$136,250	$81,667	$80,000
FHLB short-term advances	—	25,000	15,208
FHLB overnight borrowings	137,750	149,500	90,983
Line of credit	6,635	9,327	5,770
Subordinated debt, net	39,475	39,395	39,312

Weighted average interest rate:
FHLB long-term advances	3.35%	2.00%	1.52%
FHLB short-term advances	—	5.08	1.82
FHLB overnight borrowings	5.38	5.26	2.83
Line of credit	9.41	9.15	6.76
Subordinated debt, net	4.00	4.01	4.01

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB long-term advances	$160,000	$80,000	$80,000
FHLB short-term advances	—	—	10,000
FHLB overnight borrowings	130,000	195,000	144,000
Line of credit	6,500	6,500	12,000
Subordinated debt, net	39,514	39,436	39,358
Total borrowings	$336,014	$320,936	$285,358

Weighted average interest rate at end of period:
FHLB long-term advances	3.63%	2.09%	1.52%
FHLB short-term advances	—	—	2.12
FHLB overnight borrowings	4.64	5.52	4.30
Line of credit	8.00	9.00	8.00
Subordinated debt, net	3.99	4.00	4.01
Total borrowings	4.15	4.55	3.56

Subsidiary and Other Activities

In December 2019, the Company invested in Canapi Ventures Fund, LP ("Canapi Ventures") as a limited partner to strategically invest in fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment to Canapi Ventures will be for up to ten years, with cash installments totaling up to $3.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2020. As of December 31, 2024, $2.5 million had been contributed to this partnership. The recorded investment was $2.6 million at December 31, 2024.

In February 2021, First Fed invested in Makers Square Master Tenant, LLC as a limited partner in order to participate in an historic tax credit transaction. This entity meets the criteria for reporting under the equity method of accounting.

In April 2021, First Northwest extended $8.0 million to Quin Ventures, Inc. ("Quin Ventures") under a capital financing agreement and related promissory note. In December 2022, Quin Ventures sold substantially all of its assets to Quil Ventures, Inc. ("QUIL"). As part of the sale transaction, the Company received a 5% ownership stake in Quil valued at $225,000 and recorded a $1.5 million commitment receivable. In June 2023, First Northwest determined that Quin Ventures was no longer a going concern. The Company wrote off the remaining investment in Quin Ventures through retained earnings in accordance with applicable non-controlling interest accounting methods. The balance of the noncontrolling interest in Quin Ventures balance was moved to retained earnings, with no change to total shareholders' equity as a result of the transaction. In December 2023, the Company determined that QUIL was no longer a going concern and wrote off the related investment and commitment receivable.

In September 2021, the Company invested in BankTech Ventures, LP ("BankTech") as a limited partner to strategically invest in fintech-related businesses. The commitment to BankTech will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2021. As of December 31, 2024, $620,000 had been contributed to this partnership. The recorded investment was $617,000 at December 31, 2024.

In December 2021, the Company invested in JAM FINTOP Blockchain, LP as a limited partner to strategically invest in fintech-related businesses. This commitment will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership over a period not to exceed the first five years, beginning in 2022. As of December 31, 2024, $330,000 had been contributed to this partnership. The recorded investment was $221,000 at December 31, 2024.

In February 2022, the Bank invested in a Small Business Investment Company through Canapi Ventures. This commitment will be for up to ten years with two possible one-year extensions, with cash installments totaling up to  $2.0 million to be paid into the company over the commitment period, beginning in 2022. As of  December 31, 2024 , $410,000 has been contributed to this fund. The recorded investment was  $305,000 at December 31, 2024.

In April 2022, First Northwest invested $3.0 million in Meriwether Group Capital Hero Fund LP, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. A second $3.0 million investment was made in May 2022, bringing the Company's total investment in the Hero Fund to $6.0 million. In June 2024, First Northwest redeemed its investment in the Hero Fund and First Fed made a subsequent $6.0 million limited partnership investment in the same entity. The recorded investment was $6.0 million at December 31, 2024.

Also in April 2022, First Northwest made an initial investment for a 5% interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Hero Fund. In October 2022, the Company completed an additional purchase and holds a 25% equity interest in MWGC valued at $150,000 at December 31, 2024. The recorded investment in MWGC was $165,000 at December 31, 2024.

In June 2022, First Northwest made an initial investment for a 5% interest in The Meriwether Group, LLC, a boutique investment bank focusing on providing entrepreneurs with resources to help them succeed, including equity and debt raising services along with strategic positioning of business throughout the United States. In September 2022, the Company completed an additional purchase and holds a 33% interest in MWG valued at $2.8 million at December 31, 2024. First Northwest issued 115,777 shares of stock with a value of $1.9 million to the existing partners in MWG as consideration in the acquisition transaction. MWG also holds a 20% interest in MWGC. The recorded investment in MWG was $2.8 million at December 31, 2024.

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

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2024, First Fed’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 42.0% and 21.2%, respectively, and was less than 4% in Whatcom, Kitsap and King counties.

Human Capital Resources

At December 31, 2024, we had 227 full-time equivalent employees. At that date, the average tenure of all our full-time employees was approximately 5.6 years while the average tenure of our executive officers was approximately 5.5 years. None of our employees are represented by collective bargaining agreements. We believe our employee relations to be excellent.

Our Board guides the implementation of our corporate mission, vision, and values as an important element of risk oversight because our people are integral to the success of our corporate strategy. Our Board holds senior management accountable for embodying, maintaining, and communicating our culture to employees. In that regard, our corporate mission, vision, and values are designed to promote commitment to making the lives of all those around us better and to uphold that principle in everything we do. That commitment has been a pillar in our approach to our employees and the communities we have proudly served for over 100 years. Our culture is designed to adhere to the timeless values of optimism, respect, initiative, growth, and ownership. In keeping with that culture, we strive to be a force for good in everyday life and expect our employees to treat each other and our customers with the highest level of care and respect, going out of their way to do the right thing.

We dedicate resources to promote a safe and inclusive workplace; attract, develop, and retain a diverse group of talented employees; promote a culture of integrity, caring, and excellence; and reward and recognize employees for both the results they deliver and, just as importantly, how they deliver them. We also seek to design fulfilling careers, with competitive compensation and benefits combined with a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs.

Our employees are the cornerstone of our success as an organization as they serve our customer base. We are committed to attracting, retaining, and promoting highly qualified individuals from a wide array of backgrounds. We believe employing a talented and inclusive workforce enhances our ability to serve our customers and our communities. In late 2024, the Bank embarked on an endeavor to further evolve our culture to meet the needs of our changing workforce. We seek to better understand the financial needs of our prospective and current customers by promoting and fostering a workforce that reflects the communities we serve, along with providing relevant financial service products. As we move forward, we will continue to grow our inclusion efforts in a manner consistent with our company vision: to create well-being and prosperity for our employees, customers, and communities.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2024:

Matthew P. Deines, age 51, became President and Chief Executive Officer ("CEO") and Director of First Fed on August 1, 2019, and was elected President, CEO, and director of the Company on December 5, 2019. With over 20 years of banking, he has experience in a variety of areas, including strategic planning and acquisitions, investor relations, financial reporting, and fintech, as well as operations, information technology, payments, internal controls and board governance. Mr. Deines served as Executive Vice President and Chief Financial Officer ("CFO") of Liberty Bay Bank from November 2018 until May 2019. Prior to that, he began work at Sound Community Bank as its CFO in February 2002 and was promoted to Executive Vice President in January 2005. In 2008, Mr. Deines also became Executive Vice President, CFO, and Corporate Secretary of Sound Financial Bancorp, Inc. ("SFBC"). He held these roles at Sound Community Bank and SFBC until March 2018. In 2000, he received his Washington Certified Public Accountant certificate, currently inactive, while working for O'Rourke, Sacher & Moulton, LLP. Mr. Deines serves as a Director for the Washington Bankers Association ("WBA") and has been a conference speaker and instructor for the WBA. He is actively involved with several non-profit organizations, including the Field Hall Arts and Events Center.

Geri Bullard, age 59, is Executive Vice President, Chief Financial Officer ("CFO") and Chief Operating Officer ("COO") of the Company and First Fed. She has held the CFO position since March 2020 and the COO position since October 2023. Ms. Bullard joined First Fed as Senior Vice President and Treasurer in January 2020. Prior to joining First Fed, Ms. Bullard served as Controller at Salal Credit Union, located in Seattle, from August 2018 to January 2020; CFO of First Sound Bank, also in Seattle, from February 2017 to August 2018; and Controller at Sound Community Bank from October 2015 to February 2017. Ms. Bullard also served as a bank examiner for the State of Idaho. Ms. Bullard holds a Bachelor of Science degree from Humboldt State University, is a graduate of the Pacific Coast Banking School at the University of Washington, and is a licensed CPA.

David B. Edelstein, age 55, is Executive Vice President and Chief Innovation Officer ("CIO"), a position he has held since March 2024. Prior to becoming CIO, Mr. Edelstein was the CEO of Level Technology, a financial technology company which provided financial services designed to empower very small businesses to thrive. This built on his career at the intersection of financial services and technology, as the Director of the Grameen Technology Center, a product leader at Microsoft and an engagement manager at McKinsey & Company. Mr. Edelstein holds a Master’s degree in Economics and Public Policy from Princeton University and a Bachelor’s degree from Colby College.

Kyle D. Henderson, age 40, is Executive Vice President and Chief Credit Officer ("CCO") of First Fed, a position he has held since July 2024. Prior to becoming CCO, he served as Deputy Chief Credit Officer beginning in August 2023. Prior to joining First Fed, Mr. Henderson served as Executive Vice President for FirstBank where he held positions in credit administration, commercial and consumer lending, and retail banking. He served in this capacity from December 2007 to July 2023. He holds a Bachelor's degree from the University of Oregon and is a graduate of the American Bankers Association’s Stonier School of Banking at the University of Pennsylvania.

Christopher W. Neros, age 55, is Executive Vice President and Chief Banking Officer ("CBO") of First Fed, a position he has held since June 2023. Prior to becoming CBO, he served as Chief Lending Officer beginning in April 2022. Mr. Neros has over 29 years of banking experience with experience in lending, commercial banking, and retail banking. Prior to joining First Fed, he served as a lender, commercial banking leader and Executive at Peoples Bank from May 2006 to April 2022; and as a lender and branch manager at First National Bank Alaska from August 1995 to March 2006. He holds a Bachelor of Business Administration in Marketing from the University of Alaska Anchorage, a Master of Business Administration from Regis University, and is a graduate of the Pacific Coast Banking School at the University of Washington.

Christopher J. Riffle, age 49, is Executive Vice President and Chief Strategy Officer ("CSO") of First Fed, an Officer of First Northwest, and General Counsel for the Company. Mr. Riffle has held the CSO position since March 2024 and has served as General Counsel since September 2017. He also served as Chief Digital Officer from January 2022 through March 2024 and COO from October 2018 through October 2023. Prior to joining First Fed, Mr. Riffle was a partner at the Platt Irwin Law Firm in Port Angeles, Washington, where he managed a civil legal practice representing clients in a variety of contexts. Mr. Riffle was at Platt Irwin Law Firm from 2008 to 2017 and served as outside general counsel for First Fed starting in 2009.

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

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered commercial banks, the DFI may initiate enforcement proceedings to obtain a cease-and-desist order against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance of such an institution if, among other things, the FDIC determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both agencies may utilize less formal supervisory tools to address their concerns about the condition, operations, or compliance status of a commercial bank.

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Fed up to $250,000 per separately insured depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2024, were $1.9 million. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

The FDIC determines the amount of insurance premiums based on each financial institution's deposit base and the applicable assessment rate. The assessment rate for small institutions, which are generally those with less than $10 billion in assets, is based on an institution’s weighted average CAMELS component ratings and certain financial ratios. Assessment rates currently range from 2.5 to 32 basis points for small institutions.

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

Under these regulations, an institution is treated as well capitalized if it has a ratio of total capital to risk-weighted assets of 10.0% or more (the total risk-based capital ratio); a ratio of Tier 1 capital to risk-weighted assets (the Tier 1 risk-based capital ratio) of 8.0% or more; a ratio of Tier 1 common equity capital to risk-weighted assets (the common equity Tier 1 capital ratio) of 6.5% or more; a ratio of Tier 1 capital to average consolidated assets (the leverage ratio) of 5.0% or more; and the institution is not subject to a federal order, agreement, or directive to meet a specific capital level. The classifications for "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" institutions are also set forth in the regulations. An institution that is not well capitalized is subject to certain restrictions on brokered deposits and restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Further, an institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. At December 31, 2024, First Fed was categorized as "well capitalized." For additional information, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. Federal regulations require insured depository institutions and bank holding companies (including financial holding companies) to meet several minimum capital standards. The minimum capital level requirements applicable to First Northwest Bancorp and First Fed are: (i) a common equity Tier 1 ("CET1") capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a leverage ratio of Tier 1 capital to total assets of 4%.

In addition to the minimum capital ratios, the capital regulations require a banking organization to maintain a capital conservation buffer, designed to absorb losses during periods of economic stress, consisting of additional CET1 capital of more than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

As of December 31, 2024, First Northwest Bancorp and First Fed each met the minimum capital ratio requirements and exceeded the capital conservation buffer requirement. For additional information regarding First Northwest Bancorp’s and First Fed’s required and actual capital levels at December 31, 2024, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Federal Home Loan Bank System. First Fed is a member of the FHLB of Des Moines. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2024, First Fed had $290.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.

Dividends. Dividends from First Fed, which are subject to regulation and limitation, constitute a major source of funds for dividends paid by First Northwest Bancorp to shareholders. As a general rule, regulatory authorities may prohibit banks and financial holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. According to Washington law, First Fed may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Additionally, dividends on First Fed’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Fed without the approval of the Director of the DFI.

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their financial holding companies. Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank’s capital and surplus to a single affiliate and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that most transactions between a bank and its affiliates be on terms at least as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. First Fed is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"). Under the CRA, federal bank regulators assess a bank’s performance under the CRA in meeting the credit needs of the communities serviced by the bank, including low-and moderate -income neighborhoods. The regulatory agency’s assessment of a bank’s record is made available to the public. Further, a bank’s CRA performance rating must be considered in connection with a bank’s application, among other things, to establish a new branch office that will accept deposits; to relocate an existing office; or to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In some cases, a bank's failure to perform satisfactorily under the CRA, or CRA-related protests filed by interested parties during applicable comment periods, can result in the denial or delay of such transactions. First Fed received a "satisfactory" rating during its most recent CRA examination. In October 2023, federal bank regulators released a final rule to revise their CRA regulations, which could impact the Bank’s rating if and when it becomes effective. However, industry groups have challenged the final rule, and in March 2024, the District Court for the Northern District of Texas issued a preliminary injunction against enforcement of the final rule.

Commercial Real Estate Ratios. The federal banking regulators have issued guidance regarding concentrations in commercial real estate lending, including acquisition, development and construction lending. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be considered in evaluating capital adequacy and provides supervisory criteria that identifies institutions that are potentially exposed to significant commercial real estate concentration risk, but does not specifically limit a bank’s commercial real estate lending to a specified concentration level.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") modernized the financial services industry by, among other things, establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Fed is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Fed to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Federal Reserve System. The Federal Reserve Board has historically required that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses.

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

•

Efforts focused on enforcing certain compliance obligations the CFPB has deemed a priority, such as automobile and student loan servicing, debt collection, collateral repossession, mortgage origination and servicing, remittances, and fair lending, among others; and

•	Positions and focused efforts on enforcing compliance obligations related to deposit account fees, including overdraft, non-sufficient funds, and returned deposit fees.

There is continued uncertainty about the CFPB's priorities and how they will change under the current administration. For example, in February 2025, the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation.

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

Regulation and Supervision of First Northwest Bancorp

General. First Northwest Bancorp is a bank holding company registered with the Federal Reserve and the sole shareholder of First Fed. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that First Northwest Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of First Fed. During 2022, First Northwest elected to be treated as a financial holding company (a type of bank holding company), allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities.

Under the BHCA, First Northwest Bancorp is supervised by the Federal Reserve. As a bank holding company, First Northwest Bancorp is required to file semi-annual and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and/or for unsafe or unsound practices.

Source of Strength Doctrine. Under the Dodd-Frank Act and Federal Reserve policy, a bank holding company should serve as a source of financial and managerial strength to its subsidiary banks, and the Federal Reserve may expect a bank holding company to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity (including at times when a bank holding company may not be in a financial position to provide such resources or when it may not be in the bank holding company’s or its shareholders' best interests to do so) and to maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.

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

Regulatory Capital Requirements. As part of the review of applications under the BHCA and the supervision of bank holding companies, the Federal Reserve assesses the adequacy of a bank holding company's capital pursuant to the capital rules the Federal Reserve has adopted. These rules apply to bank holding companies with $3.0 billion or more in assets on a consolidated basis, or to bank holding companies with fewer assets but certain risky activities, or to bank-only companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled "- Regulation of First Fed Bank - Capital Regulation" and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Interstate Banking. The Dodd-Frank Act eliminated certain interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2024, First Northwest Bancorp and First Fed qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year. In October 2023, the Federal Reserve requested comments on a proposed rule that would lower the interchange fee cap that applies to debit card issuers with $10 billion or more in assets and establish a regular process for updating the cap every other year going forward. Future changes to the interchange fee cap could have a negative effect on the Bank’s fee revenue.

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

Recent executive orders have the potential to alter the supervisory, regulatory, and enforcement frameworks and priorities of federal financial regulatory agencies such as the OCC, Federal Reserve, and FDIC, as well as decrease the stability of regulatory policy over time. For example, a February 2025 executive order directs independent agencies, including the federal financial regulatory agencies (but excluding the monetary policy function of the Federal Reserve), to submit significant regulatory actions to the White House Office of Management and Budget (“OMB”) for its review. Additionally, OMB is directed to provide "performance standards and management objectives" to the heads of independent agencies, and review and adjust their budgets. These changes to the operation of independent agencies, if carried through, may cause financial regulatory policy to change more significantly across different presidential administrations than it has historically. Additionally, as a result of these changes, it may take longer for the federal financial regulatory agencies to establish their supervisory and enforcement priorities and develop and adopt new rules and regulations.

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

The Federal Reserve has reaffirmed that its strategy for monetary policy is focused on long-term goals and addressing continued concerns with inflation. After increasing the federal funds rate by 425 basis points in 2022, the Federal Reserve continued the trend, albeit at a slower pace, for a total increase in 2023 of 100 basis points. In September 2024, the Federal Reserve reversed the upward trend and began lowering the federal funds rate for a total decrease in 2024 of 100 basis points. Changes in monetary policy, including changes in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders' equity. The nature and impact of future changes in monetary policies and their impact on First Northwest Bancorp and First Fed cannot be predicted with certainty.

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

Interagency rules require banks to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a "notification incident" has occurred. Among other types of computer-security incidents, a "notification incident" includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

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

In addition to guidance and standards implemented by banking regulators, in July 2023, the SEC adopted final rules requiring an annual disclosure of registrants’ cybersecurity risk management strategy and governance. Additionally, registrants are required to disclose cybersecurity incidents, including the nature, scope, timing, and impact of the incident, within four business days of determining them to be material.

Taxation

Federal Taxation

General. First Northwest Bancorp and First Fed are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest Bancorp or First Fed. First Fed is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before December 31, 2021. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

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

We have increased the amount of our commercial real estate and multi-family loans to $723.0 million, or 42.6%, of our total loan portfolio, at December 31, 2024, from $721.1 million, or 43.4%, of our total loan portfolio at December 31, 2023. We intend to continue to increase, subject to market demand, our origination and purchase of commercial real estate loans. As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny under the FDIC's policies for management of its commercial real estate loan portfolio.

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

Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for credit losses on loans and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could have a materially adverse effect on our future earnings. Collateral evaluation and financial statement analysis for commercial loans also requires a more detailed review at origination and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one-to-four family residence because the market for most types of commercial real estate is not readily liquid, resulting in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2024, we had $5,598,000 of nonperforming commercial real estate loans and $0 of nonperforming multi-family loans in our portfolio.

An increase in unsecured lending exposes us to an increase in loan losses.

We have increased our commercial business loan portfolio by purchasing unsecured loans to small businesses and professionals and our consumer loan portfolio through purchases from Splash Financial. Our exposure on these purchased loan portfolios was $21.1 million and $7.3 million, respectively, at December 31, 2024. Unsecured loans present additional risks to us because if a borrower defaults on an unsecured loan, there is no collateral to repossess and liquidate in order to satisfy the outstanding loan balance. Also, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on an unsecured loan in default. Our efforts to mitigate this risk include carefully assessing a borrower’s creditworthiness, including their income, employment history, and debt-to-income ratio.

In 2022, we began purchasing unsecured consumer loans through a partnership with Splash Financial, a private lender that underwrites and funds personal loans. First Fed has experienced losses of $3.4 million on the Splash Financial loans to date. We made changes to the program participation criteria for these loans in 2023 with the goal of reducing additional losses. Purchases of Splash loans were suspended in August 2023. Additional losses in our unsecured lending portfolio would negatively affect our profitability and capital.

The significant growth in our loan portfolio and expansion into new markets may increase our credit risk.

Since the completion of our initial public offering in January 2015, we have grown substantially in terms of total assets, total loans, total deposits, employees, and locations, expanding our business activities throughout the Puget Sound region. Our commercial loan portfolio, which includes loans for commercial and multi-family real estate as well as other business loans, has increased to $874.5 million, or 51.6% of total loans, at December 31, 2024, from $833.4 million, or 50.2% of total loans, at December 31, 2023. One-to-four family loans have increased to $395.3 million, or 23.3% of total loans, at December 31, 2024, from $378.4 million, or 22.8% of total loans, at December 31, 2023. Total consumer loans have increased to $347.9 million, or 20.6% of total loans, at December 31, 2024, from $318.5 million, or 19.2% of total loans, at December 31, 2023.

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

First Fed has extended significant amounts of credit to certain borrowers, largely in connection with high-end residential real estate and commercial and multi-family real estate loans. At December 31, 2024, the aggregate amount of loans, including unused commitments, to First Fed's five largest borrowers (including related entities) amounted to approximately $95.9 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2024, totaled $165.7 million, or 9.8% of total loans. Although only one of the loans to First Fed's 20 largest borrowers was nonperforming as of December 31, 2024, concentration of credit to a limited number of borrowers increases the risk in First Fed's loan portfolio. If one or more of these borrowers is not able to service the contractual repayment, the potential loss to First Fed is more likely to have a material adverse impact on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2024, our construction and land loans decreased $51.6 million, or 39.8%, to $78.1 million, or 4.6%, of the total loan portfolio at December 31, 2024 and consisted of properties secured by multi-family of $15.4 million, one-to-four family residential of $38.9 million, commercial real estate of $17.3 million, and land of $6.5 million. Land loans include raw land and land acquisition and development loans.

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

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. Under these circumstances we may be required to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs.

Our business may be adversely affected by credit risk associated with residential real estate.

At December 31, 2024, $474.4 million, or 28.0% of our total loan portfolio, consisted of one-to-four family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one-to-four family residential loans that do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of loans in a subordinate lien position to a first lienholder.

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

At December 31, 2024, we had $151.5 million, or 8.9% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on the value of the collateral and predetermined loan to collateral ratios; liquidation of the underlying real estate collateral is the primary source of repayment in the event of borrower default. Our commercial business loans are primarily supported by the cash flow of the borrower and secondarily by the underlying collateral provided by the borrower. The borrowers' cash flows may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Factors affecting the value of this type of collateral include uncollectable accounts receivable and obsolete or limited use inventory, among others.

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

At December 31, 2024, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $30.5 million, or 1.4% of total assets. Our nonperforming assets adversely affect our net income in various ways. If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

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

We may incur losses due to direct and indirect minority investments in fintech and specialty finance companies.

We have and may continue to make minority investments in fintech and specialty finance companies or make investments in funds that do the same. For example, we currently have investments in Canapi Venture Fund, LP, BankTech Ventures, LP and JAM FINTOP Blockchain, LP to strategically invest in fintech-related businesses. In addition, we have invested in Meriwether Group Capital Hero Fund LP, Meriwether Group Capital, LLC and The Meriwether Group, LLC, which provide funding and services to lower-middle market businesses and entrepreneurs. We generally are not able to influence the activities of companies or funds in which we invest and may suffer losses due to these activities. For example, in 2021 we entered into a joint venture with Quin Ventures, Inc. and Peace of Mind, Inc., which ultimately resulted in the Company writing off the related investment. In addition, the companies or funds we invest in may have economic or business interests, values, or goals that are inconsistent or conflict with ours, which could damage our reputation or business. Additionally, the companies or funds we invest in may experience financial difficulties, default on their obligations, diminished liquidity or insolvency; or our management team’s distraction relative to the potential financial benefit may be disproportional. If the companies we invest in, directly or indirectly, seek additional financing in the future to fund their growth strategies, these financing transactions may result in dilution to our ownership stakes and these transactions may occur at lower valuations than the investment transaction through which we acquired such ownership interest, which could significantly decrease the fair value of our investment in those entities. We may also be unable to dispose of our minority investments within our contemplated time horizon or at all or withdraw our investment from funds in which we participate. Our inability to dispose of our minority investment in an entity, a downward adjustment to or impairment of an equity investment or our inability to access funds otherwise invested could adversely impact our business, financial condition, results of operations, or cash flows.

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

We are subject to certain risks in connection with our use of networks and technology systems

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

Interest Rates, Operations and Risk Management

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. The Federal Reserve decreased the federal funds target rate beginning in September 2024, with the most recent decrease occurring in December 2024. When the Federal Reserve Board decreases the Fed Funds rate, overall interest rates will likely fall, which may positively impact housing markets by increasing refinancing activity and new home purchases. A falling interest rate environment may also positively affect the U.S. economy and, as a result, our business as a whole. However, there can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustment may have on our results of operations.

Further changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell mortgage and SBA loans; (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our MBS portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Increases in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the net interest income divided by average interest-earning assets. Further changes in interest rates, up or down, could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment in the years prior to 2022, a high percentage of our deposits were composed of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would likely incur a higher cost of funds to retain these deposits in an elevated interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, would be adversely affected.

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

At December 31, 2024, $145.7 million of our consumer, $36.1 million of our commercial real estate, and $16.5 million of our one-to-four family loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Fed. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third-party servicer to timely pursue foreclosure action, may increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered commercial banks are subject to loans-to-one-borrower restrictions, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Fed would be limited to loans to one borrower of $45.7 million at December 31, 2024. Under its current policy, First Fed has elected to restrict its loans to one borrower to no more than 60% of the Bank's lending limit, which is adjusted quarterly and was $34.3 million at December 31, 2024, unless specifically approved by the Senior Loan Committee as an exception to policy. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, the FDIC as insurer of our deposits, and by the DFI. First Northwest Bancorp is subject to regulation and supervision by the Federal Reserve (as a financial holding company) and regulation by the State of Washington (as a Washington corporation). The Bank is subject to regulation and supervision by the FDIC and the DFI. Such regulation and supervision govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for credit losses on loans and determine the level of deposit insurance premiums assessed. For example, in November 2023, the Bank entered into a consent order with the FDIC in connection with certain deficiencies in the Bank's compliance program. The consent order was terminated on October 23, 2024. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

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

We may also expand our digital footprint through partnerships with and investments in fintech companies. The new technology and start-up companies we invest in may not be as successful as anticipated or may fail, resulting in a total loss of our related investment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company recognizes cybersecurity as a critical risk to its operations and the management of this risk is a top priority. We are committed to protecting the confidentiality, integrity, and availability of our customer information, information systems, data, and assets from unauthorized access, use, disclosure, disruption, modification, or destruction. The Company adheres to cybersecurity industry best practices such as the National Institute of Standards and Technology cybersecurity framework and Federal Financial Institutions Examinations Council ("FFIEC") guidance. The Company conducted a NIST cybersecurity framework version 1 to version 2 gap analysis and is in the process of updating controls to adhere to the newest version. Company management has integrated its processes for assessing, identifying, and managing material risks from cybersecurity threats into the Company’s overall risk management program, including regularly conducting risk assessments and gap analyses in order to identify and prioritize cybersecurity threats and vulnerabilities across our entire digital estate which is comprised of our IT infrastructure as well cloud-based applications and storage. These assessments consider industry best practices, evolving threats, and the specific needs of our business.

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

The Board has oversight responsibility for enterprise-wide risks, including cybersecurity risks. The Audit Committee, a designated committee of the Board, is responsible for overseeing the Company's cybersecurity risk management program and reviewing its effectiveness. The Information Security Officer ("ISO") is responsible for assessing and managing material risks from cybersecurity threats, with a dedicated staff of internal and external information security professionals. The ISO is a Systems Security Certified Practitioner and Certified Information Systems Security Professional with over 12 years of education, training and experience managing technology and cybersecurity risks, including eight years of experience in the banking industry specifically. The ISO regularly updates executive and senior management, including the Bank's Enterprise Risk Management Committee, as well as the Board Audit Committee on cybersecurity risks and mitigation strategies. The Company has implemented internal controls to address the effectiveness of our cybersecurity program. These controls include risk assessments, vulnerability assessments and scans, periodic audits, and periodic penetration testing.

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

Item 2. Properties

The Company's main administrative office is located at 105 West Eighth Street, Port Angeles, WA 98362. As of December 31, 2024, we conducted our business through twelve branch offices located in Clallam, Jefferson, King, Kitsap, and Whatcom Counties, Washington; two business centers located in King County, Washington; one business center in Snohomish County, Washington; one business center in Whatcom County, Washington; and our main administrative office and a business center located in Clallam County, Washington. The Company currently owns the main administrative office and the Clallam County business center. The remaining twelve branch offices and four business centers are leased. The net book value of the Company’s properties totaled $8.3 million at December 31, 2024. Additional information is presented in Note 5 - Premises and Equipment, Note 6 - Leases, and Note 20 - Sale and Leaseback of Premises of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 6, 2025, there were 9,358,008 shares of common stock issued and outstanding and we had approximately 477 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Stock Repurchases. The Company's repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. On October 28, 2020, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 1,023,420 shares of its common stock. As of December 31, 2024, all 1,023,420 shares at an average cost of $14.07 per share had been repurchased pursuant to the October 28, 2020 stock repurchase plan. On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 944,279 shares of its common stock.

The following table provides information regarding repurchases of the Company's common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan (2)
October 1, 2024 - October 31, 2024	253	$—	—	846,123
November 1, 2024 - November 30, 2024	370	—	—	846,123
December 1, 2024 - December 31, 2024	514	—	—	846,123
Total	1,137	$—	—

(1) Shares repurchased by the Company during the quarter include shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 253 shares, 370 shares, and 514 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of December 31, 2024, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the April 25, 2024, stock repurchase plan during the periods indicated.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Northwest is a bank holding company and a financial holding company and is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments, including a 33% interest in The Meriwether Group, LLC ("MWG"). The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has also entered into partnerships to strategically invest in fintech-related businesses.

First Fed is a community-oriented commercial bank serving Clallam, Jefferson, King, Kitsap, Snohomish, and Whatcom counties in Washington State, through its twelve full-service branches and six business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments less interest expense paid on our deposits and borrowings. Changes in levels of interest rates impact our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, earnings from equity and partnership investments, and gains and losses from the sale of loans and securities.

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

The noninterest expenses incurred in operating our business consist of salaries and employee benefit costs, occupancy and equipment expenses, professional fees, deposit insurance premiums and regulatory assessments, digital delivery and data processing expenses, marketing and other customer acquisition expenses, expenses related to real estate and personal property owned, state and local taxes, federal income tax, and other miscellaneous expenses.

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

•	Expanding small-to-medium size business relationships. Our Treasury Management and Commercial Relationship teams have deepened relationships with new and existing customers through acquiring operating accounts and increasing SBA and other commercial business lending.
•	Investing in financial technology ("fintech") companies. The Company has four years remaining in a commitment to invest in Canapi Ventures, which provides funding to fintech start-ups. The Canapi Ventures relationship allows us early access to companies producing technology and apps that may be of interest as we grow in the fintech sector. We also have seven years remaining in commitments to invest in BankTech Ventures and JAM FINTOP, two fintech-focused venture capital funds designed for community banks. The Bank has an additional Canapi Small Business Investment Company commitment with eight years remaining.

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. Below are strategies we have implemented, or intend to implement, to achieve our objectives:

•

Remixing our loan portfolio. Through loan originations, we intend to increase the percentage of our loan portfolio consisting of higher-yielding commercial real estate and commercial business loans. These loan categories offer higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than traditional fixed-rate, one-to-four family residential loans. Our commercial and multi-family real estate and commercial business loans have increased to $874.5 million, or 51.6% of total loans, at December 31, 2024, from $833.4 million, or 50.2% of total loans, at December 31, 2023. The increase resulted in part from adding talented leaders to the commercial team, developing relationships with loan referral sources, pursuing loan purchase and participation opportunities, and competing successfully in new and existing markets.

•

Increasing noninterest income. The Bank offers SBA loan products, which provide the opportunity to sell the guaranteed portion of loans originated, adding to our gain on sale of loans while also generating servicing fee income. We will continue our participation in an assumable rate conversion ("ARC") program, whereby a commercial loan customer enters into a contract to pay a fixed rate on their First Fed loan to the third-party program while the Bank receives the variable rate interest stated in the note, which generates referral fee income for the Bank at the time of placement. We remain committed to our mortgage line of business to serve our customers and add to noninterest income from both sale and servicing fees. We may also sell commercial loans to manage concentrations and risk, which would generate gain and possibly additional servicing income. We anticipate that future revenue will be generated through treasury management products and merchant services, which would add income and increased interchange fee income. Our new consumer rewards products are also expected to generate additional interchange fee income. Noninterest income will also be affected through changes in the value of our partnership investments and our share of MWG profitability.

•	Maintaining our focus on asset quality. Maintaining strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans and resolving nonperforming loans. Nonperforming assets were $30.5 million at December 31, 2024 and $18.6 million at December 31, 2023. The current year increase was primarily due to an $8.2 million commercial construction project, which the Bank believes does not represent significant exposure to loss based on a recent property appraisal. Two additional loans totaling $5.6 million in a commercial relationship we have been monitoring were also placed on nonaccrual. We take proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide feedback regarding our loan policies and procedures.

•

Attracting core deposits and other deposit products. We emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we offer digital delivery solutions, such as personal financial management, business online banking, business remote deposit products, mobile remote deposit services through personal devices, consumer credit score access, real-time account-to-account transfer services between First Fed and other banks, and real-time person-to-person funds transfer, enabling us to compete effectively with banks of all sizes. We enhanced our mobile banking platform, online account opening solutions, foreign exchange capabilities and upgraded our business on-line banking platform.

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

•

Hiring experienced employees with a customer sales and service focus. Our goal is to compete by relying on the strength of our customer service and relationship building. We believe that our ability to continue to attract and retain banking professionals who have significant knowledge of existing and new market areas, possess strong commercial banking sales and service skills, and maintain a focus on community relationships will enhance our success. We intend to hire community bankers, lenders and treasury management officers who are established in their communities to enhance our market position and add profitable growth opportunities as needed.

•

Improving our digital presence and streamlining the customer experience. By investing in and improving on the interfaces that connect customers to our products and services, we believe we will be in a better position to compete and grow in an environment that is becoming increasingly technology driven. We intend to invest in our online presence and engage in digital strategies that will help us to successfully compete in an ever-changing digital marketplace. The Company has five years remaining in its commitment to Canapi Ventures to identify and infuse capital into early stage fintech companies. This commitment includes management participation in meetings and events that inform us when making decisions regarding banking-as-a-service, digital services offerings and customer engagement. In 2022, the Company implemented a customer relationship management software to improve business and consumer relationships.

•

Exploring alternative lending opportunities to improve interest income. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We increased our auto loan portfolio through our partnerships with Woodside and First Help. We continue to purchase manufactured home loans in pools and on a flow basis from Triad Financial Services. We also purchase loans to small businesses and professionals from Banker's Healthcare Group. We will continue to explore other opportunities such as these as a means to improve net income and supplement organic loan originations.

•	Creating operating leverage. We will continue to look for ways to improve operational efficiency. We realigned staff positions in 2022 to better meet organizational objectives, resulting in some workforce reductions. Additional workforce reductions were made in 2024. We believe that recent investments in technology may also provide opportunities to build efficiencies. Net interest income decreased substantially in 2023 as a result of accelerated funding costs. We also experienced a decrease in noninterest income, specifically in areas which are impacted by interest rates. We remain focused on building core noninterest income product lines, such as SBA and swap fees, and are pursuing new revenue channels related to payments while continuing to control noninterest expense.
•	Expanding offerings to small-to-medium sized business. Another priority for the Company is expanding offerings for small-to-medium sized business with a focus on entrepreneurs. We intend to accomplish this through the commercial team, with a focus on systems and support, the further development of treasury management and our partnership with MWG. For small-to-medium sized businesses, we believe there are multiple opportunities in payment processing for ACH, check, wire transfers, international payments and debit card interchange. In addition, we intend to build out our capabilities for accounts payable and receivable, payroll, merchant card acquisition and corporate card spend management solutions.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Assets. Total assets increased $30.2 million, or 1.4%, to $2.23 billion at December 31, 2024, from $2.2 billion at December 31, 2023.

Cash and cash equivalents decreased by $50.7 million, or 41.2%, to $72.5 million as of December 31, 2024, compared to $123.2 million at December 31, 2023, as proceeds from the sale of investment securities in the fourth quarter of 2023 were deployed into interest-earning assets.

Total investment securities increased $44.7 million, or 15.1%, to $340.3 million at December 31, 2024, from $295.6 million at December 31, 2023. The year-over-year increase was the result of purchases and an improvement in the portfolio market value, partially offset by sales and normal amortization during the year. During 2024, we repositioned the investment portfolio by selling $22.8 million of available-for-sale securities yielding 3.1% for a total loss of $2.1 million during the period, and purchased $100.4 million of available-for-sale securities yielding 6.5%. The increase in the portfolio market value of $2.4 million relates mainly to the recognition of $1.9 million in realized losses related to the securities sale and a $458,000 improvement in the remaining portfolio driven by changes in long-term interest rates.

The estimated average life of the total investment securities portfolio was 6.9 years as of December 31, 2024, compared to 7.7 years as of December 31, 2023, and the average repricing term was approximately 5.3 years as of December 31, 2024, compared to 6.3 years as of December 31, 2023, based on the interest rate environments at those times. Expected duration of the portfolio has decreased to 3.9 years as of December 31, 2024, compared to 4.8 years as of December 31, 2023. If prevailing market interest rates fall, we expect prepayments will accelerate due to the current coupons of fixed rate bonds. We anticipate the investment portfolio will continue to provide additional interest income and act as a source of liquidity.

MBS represent the largest portion of our investment portfolio and totaled $170.3 million at December 31, 2024, an increase of $31.0 million, or 22.2%, from $139.3 million at December 31, 2023. Municipal bonds are the second largest segment, totaling $77.9 million at December 31, 2024, a decrease of $9.9 million, or 11.3%, from $87.8 million at December 31, 2023. The purchase of investment securities during 2024 resulted in a shift in the investment mix from municipal bonds toward more mortgage-backed, corporate asset-backed and SBA securities. Other investment securities totaled $92.2 million at December 31, 2024, an increase of $23.6 million, or 34.5%, from $68.5 million at December 31, 2023. Included in MBS non-agency were $44.4 million of commercial mortgage-backed securities ("CMBS"), of which 93.4% were in "A" tranches with the remaining 6.6% in "B" tranches. Our largest exposure in the CMBS portfolio was to long-term care facilities, which comprised 76.8%, or $34.1 million, of our private label CMBS securities. All of the CMBS had credit enhancements ranging from 28.8% to 93.1%, with a weighted-average credit enhancement of 58.9%, that further reduced the risk of loss on these investments.

At December 31, 2024, the investment portfolio contained 60.2% of amortizing securities, compared to 52.0% at December 31, 2023. The projected average life of our securities may vary due to prepayment activity, which, particularly in the MBS portfolio, is generally affected by changing interest rates. We may purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Total loans, excluding loans held for sale, increased $35.8 million, or 2.2%, during the year ended December 31, 2024. Commercial business loans increased $39.2 million primarily due to an increase in the Northpointe MPP of $26.7 million, $15.2 million of equipment loan originations and purchases of $8.5 million of unsecured Bankers Healthcare Group loans in addition to advances on new and existing lines of credit and originations of amortizing commercial loans. Auto and other consumer loans increased $19.8 million, or 7.9%, with the purchase of a pool of manufactured home loans as well as purchases of individual manufactured home loans and specialty auto loans. Multi-family and commercial real estate loans increased $1.9 million, or 0.3%, consisting mainly of an increase in commercial real estate loans of $2.4 million as new loan originations of $34.6 million and $1.1 million from construction loans converting into permanent amortizing loans exceeded payment activity. Multi-family real estate loans decreased $498,000 as a result of payoffs and regular payments exceeding $36.5 million of construction loans converting into permanent amortizing loans and $13.6 million of new originations.

One-to-four family residential loans increased $16.9 million, or 4.5%, with $42.5 million in construction loans converting to permanent amortizing loans during the year, partially offset by payoffs and regular payments. We continue to focus on the origination of one-to-four family mortgage loans with the intention of selling the majority of our saleable production to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other investors, while retaining certain adjustable-rate loans that may not be readily sold in the secondary market.

Construction and land loans decreased $51.6 million, or 39.8%, with $80.1 million converting into fully amortizing loans partially offset by draws on new and existing commitments. Undisbursed construction commitments totaled $51.7 million at December 31, 2024 compared to $55.4 million at December 31, 2023. Undisbursed construction commitments at December 31, 2024 included $27.5 million of commercial real estate construction, $15.4 million of mainly custom one-to-four family residential construction, and $8.9 million of multi-family construction. Our construction loans are geographically disbursed throughout the state of Washington. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise.

During the year ended December 31, 2024, the Company originated $232.4 million of loans, of which $156.0 million, or 67.2%, were originated in the Puget Sound region; $55.8 million, or 24.0%, in the Olympic Peninsula region; $8.7 million, or 3.7%, in other areas in Washington; and $11.8 million, or 5.1%, in other states. The Company also purchased loans totaling $88.9 million with the largest concentration of these loans located in California. We will continue to strategically assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic originations through wholesale acquisitions with a goal of improving earnings while also prudently managing credit risk.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Real Estate:
One-to-four family	$395,315	$378,432
Multi-family	332,596	333,094
Commercial real estate	390,379	387,983
Construction and land	78,110	129,691
Total real estate loans	1,196,400	1,229,200
Consumer:
Home equity	79,054	69,403
Auto and other consumer	268,876	249,130
Total consumer loans	347,930	318,533
Commercial business loans	151,493	112,295
Total loans	1,695,823	1,660,028
Less:
Derivative basis adjustment	188	—
Allowance for credit losses on loans	20,449	17,510
Total loans receivable, net	$1,675,186	$1,642,518

Our allowance for credit losses on loans ("ACLL") increased $2.9 million, or 16.8%, during the year ended December 31, 2024, primarily due to increased loss factors applied to commercial business, one-to-four family and multi-family loan pools and additional reserves on individually evaluated commercial business loans. Asset quality declined with increases in past due, nonaccrual and classified assets compared to the total loan portfolio. Management continues to closely monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. The ACLL as a percentage of total loans was 1.21% at December 31, 2024 and 1.05% at December 31, 2023. We believe our ACLL is adequate to cover current expected credit losses in the loan portfolio.

Nonperforming loans increased $11.9 million, or 63.7%, during the year ended December 31, 2024 to $30.5 million. This increase was mainly the result of increases in nonperforming commercial real estate of $5.6 million, commercial construction of $4.6 million and commercial business of $2.3 million, partially offset by decreases in one-to-four family of $367,000, auto and other consumer of $86,000 and home equity loans of $68,000. Nonperforming loans to total loans was 1.80% at December 31, 2024, an increase from 1.12% at December 31, 2023.

At December 31, 2024, substantially all restructured loans were performing in accordance with their modified payment terms and returned to accrual status. Classified loans, consisting solely of substandard loans, increased by $7.4 million, or 21.1%, to $42.5 million at December 31, 2024, from $35.1 million at December 31, 2023. The change in classified loans was mainly the result of downgrades of an $8.2 million commercial construction loan and a $6.4 million commercial real estate loan along with downgrades of six commercial business loans totaling $2.2 million during 2024. These downgrades were partially offset by a $3.6 million net charge off on one commercial construction relationship and payments received on previously identified classified loans. An $11.4 million construction loan relationship, which became a classified loan in the fourth quarter of 2022; an $8.1 million commercial construction loan relationship, which became classified in the second quarter of 2024; and a $6.2 million commercial loan relationship, which became classified in the fourth quarter of 2023, account for 61% of the classified loan balance at December 31, 2024. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in two of these three collateral-dependent relationships. The Bank is also closely monitoring a group of commercial business loans that have similar collateral, with 15 loans totaling $2.2 million included in classified loans at December 31, 2024, and an additional eight loans totaling $2.8 million included in the special mention risk grading category. The Bank continues to work with its borrowers to facilitate satisfactory repayment.

In the second quarter of 2024, the Bank completed the sale and leaseback of six branch properties to Mountainseed Real Estate Services, LLC ("Mountainseed"), reducing premises and equipment by $6.8 million. The Bank received the full sales price of $14.7 million. The proceeds of the sale transaction were used to pay down borrowings. First Fed is leasing back the six properties sold to Mountainseed under agreements with initial terms of 15 years with one 15-year renewal option each. The leases, recorded in the second quarter of 2024, resulted in an increase of $12.2 million to both other assets and other liabilities for the related right-of-use assets and lease liabilities created by the contracts, respectively.

Also in the second quarter of 2024, a redemption of First Northwest's limited partnership investment in Meriwether Group Hero Fund LP was offset by a subsequent limited partnership investment in the same entity by First Fed. First Northwest utilized the cash received to pay down the NexBank line of credit. Equity and partnership investments decreased to $13.2 million at December 31, 2024, compared to $14.8 million at December 31, 2023, due to a $1.8 million write down in the fourth quarter of 2024 on an equity investment in an organization that is involved in a lawsuit.

Liabilities. Total liabilities increased $39.7 million, or 1.9%, to $2.08 billion at December 31, 2024, from $2.04 billion at December 31, 2023, with increases in deposits and borrowings used mainly to purchase investment securities and fund loan growth.

Deposit account balances increased $11.1 million, or 0.7%, to $1.69 billion at December 31, 2024 from $1.68 billion at December 31, 2023. Money market accounts increased $51.6 million, while savings accounts decreased $37.1 million and transaction accounts decreased $194,000. Customer CDs increased $21.5 million, or 4.9%, to $464.9 million and Brokered CDs decreased $24.7 million, or 11.9%, to $182.9 million at December 31, 2024. The current rate environment continued to contribute to greater competition for deposits across the industry during 2024. As a result, the Bank continues offering deposit rate specials to attract new funds. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, digital accounts and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

Borrowings increased $15.1 million, or 4.7%, to $336.0 million at December 31, 2024, from $320.9 million at December 31, 2023. The Bank increased long-term FHLB advances by $80.0 million during 2024 to take advantage of lower rates compared to those offered on FHLB overnight advances. FHLB overnight advances decreased $65.0 million compared to the prior year end.

Equity. Total shareholders' equity decreased $9.5 million, or 5.8%, to $153.9 million at December 31, 2024, from $163.3 million at December 31, 2023. The decrease during the year resulted from a net loss of $6.6 million, share repurchases of $4.1 million and $2.6 million in dividends paid in 2024. These decreases were partially offset by a $2.5 million reduction in accumulated other comprehensive loss related to an improved unrealized market value of available for sale securities, net of tax, and an increase of $1.6 million related to share-based compensation plans. During the year ended December 31, 2024, we repurchased 214,132 shares of common stock at an average cost of $14.03 per share, pursuant to the Company's 2020 stock repurchase plan, closing out the 2020 plan. An additional 98,156 shares of common stock were repurchased during 2024 at an average cost of $10.19 per share, pursuant to the Company's new 2024 stock repurchase plan, for a total of 312,288 shares repurchased during 2024.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

General. The Company generated a loss on average assets of -0.30%, and a loss on average equity of -4.09%, for the year ended December 31, 2024, compared to a return on average assets of 0.11% and a return on average equity of 1.43% for the year ended December 31, 2023. Net income decreased $8.9 million compared to 2023. Net interest income declined as increases to interest expense outpaced increases to interest income. The provision for credit losses increased as the Bank charged-off several large commercial loan balances during 2024. Noninterest income increased over the prior year primarily due to the gain on sale of premises, lower loss on sale of investment securities and a BOLI death benefit received. Noninterest expense was lower due to decreased advertising and professional fees and did not include the one-time write-off expenses recorded in December 2023 for the investment in QUIL. We recorded a loss of $0.75 per common and diluted share for the year ended December 31, 2024, compared to earnings of $0.26 per common and diluted share for the year ended December 31, 2023.

Net Interest Income. Net interest income decreased $5.1 million, or 8.3%, to $56.3 million for the year ended December 31, 2024, from $61.4 million for the year ended December 31, 2023, mainly as the result of additional interest expense related to higher costs on both deposit and advance balances as well as an increase in the average balances of CDs and advances.

The increase in interest income was largely attributable to changes in loans receivable with an average balance increase of $92.7 million, at an average yield of 5.56%, for the year ended December 31, 2024 compared to an average yield of 5.31%, for the year ended December 31, 2023. The interest income earned from higher yields was offset by higher interest-bearing liability costs which increased to 3.22% for the year ended December 31, 2024 compared to 2.42% for the year ended December 31, 2023. This resulted in a 39-basis point decrease in our net interest margin to 2.74% for the year ended December 31, 2024, from 3.13% for the year ended December 31, 2023.

The $11.4 million increase in interest income was offset by the net increase in interest costs of $16.6 million as changes in rates outpaced increases in yields. As noted above, loans receivable was the main contributor to the increase in interest income with $4.9 million due to an increase in average volume and $4.2 million due to higher rates. The increase to the cost of average interest-bearing liabilities for the year ended December 31, 2024 was due primarily to costs from higher rates paid of $12.3 million on all interest-bearing deposits and advances and increased average balances of $3.6 million on certificates of deposit.

Interest Income. Interest income increased $11.4 million, or 11.3%, to $112.3 million for the year ended December 31, 2024 from $100.9 million for the comparable period in 2023, primarily due to an increase in the average balance of and higher yields on loans receivable. Interest and fees on loans receivable increased $9.1 million during the year, in part, as the Bank grew the loan portfolio through participation in the Northpointe MPP and purchased auto and manufactured home loans. Loan yields also increased due to higher rates on new originations. The fair value hedge on loans added $1.1 million to interest income for the year ended December 31, 2024.

Interest income on investment securities increased $1.8 million to $15.0 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023. The increase in interest income on investment securities was driven by an increase in the average yield during the year of 64-basis points due to the investment securities portfolio restructure in the first half of 2024. The higher rate environment in the first part of the year also contributed to increased interest income as slower prepayment activity reduced the amount of premium amortization during the period. The fair value hedge on investments added $621,000 and $449,000 to interest income for the years ended December 31, 2024 and 2023, respectively.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2024		2023
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,686,972	5.56%	$1,594,268	5.31%	$9,138
Investment securities	311,434	4.82	317,924	4.18	1,746
FHLB stock	12,986	9.36	12,035	7.31	335
Interest-earning deposits in banks	43,934	5.34	40,832	5.21	222
Total interest-earning assets	$2,055,326	5.47%	$1,965,059	5.13%	$11,441

Interest Expense. Total interest expense increased $16.6 million, or 41.9%, for the year ended December 31, 2024, compared to the prior year, with increases in deposit costs and borrowing costs of $15.4 million and $1.2 million, respectively. Deposit costs increased due to higher funding costs and an increase of $92.0 million in the average balance of interest-bearing deposits. The average cost of all interest-bearing deposit products increased 94-basis points to 2.95% for the year ended December 31, 2024 from 2.01% for the year ended December 31, 2023. The average balances of money market and CD accounts increased year-over-year, while lower cost transaction and savings average account balances declined. Borrowing costs increased 16-basis points, due to higher rates paid combined with an increase of $15.8 million in the average balance outstanding.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2024		2023
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
	(Dollars in thousands)
Interest-bearing transaction	$165,097	0.47%	$178,577	0.45%	$(19)
Money market accounts	414,305	2.42	388,287	1.09	5,800
Savings accounts	223,505	1.57	243,300	1.24	493
Certificates of deposit, customer	428,630	4.16	369,480	3.39	5,318
Certificates of deposit, brokered	205,619	5.00	165,486	3.91	3,816
FHLB and other advances	264,948	4.53	249,172	4.36	1,145
Subordinated debt, net	39,475	4.00	39,395	4.01	—
Total interest-bearing liabilities	$1,741,579	3.22%	$1,633,697	2.42%	$16,553

Provision for Credit Losses. The total provision for credit losses increased $15.2 million to $16.5 million during the year ended December 31, 2024, compared to $1.3 million for 2023. The higher provision for credit losses on loans compared to 2023 is mainly the result of loan balances charged-off during the year, an increase in reserve for individually evaluated loans and an increase in loss factors applied to one-to-four family, multi-family and commercial business pooled loans. The unfunded commitments recapture is due to a decrease in the loss factor applied to this pool.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Provision for credit losses on loans	$16,716	$2,357
Charge offs net of recoveries	(13,777)	(3,172)
Allowance for credit losses on loans	20,449	17,510
Allowance for credit losses on loans as a percentage of total gross loans receivable at the end of this period	1.21%	1.05%
Total nonaccrual loans	30,515	18,644
Allowance for credit losses on loans as a percentage of nonaccrual loans at end of period	67%	94%
Nonaccrual and 90 days or more past due loans as a percentage of total loans	1.80%	1.12%
Total loans receivable	$1,695,823	$1,660,028

Recapture of provision for credit losses on unfunded commitments	$(218)	$(1,034)
Reserve for unfunded commitments	599	817
Unfunded loan commitments	163,827	149,631

Noninterest Income. Noninterest income increased to $12.6 million for the year ended December 31, 2024, from $4.0 million for the year ended December 31, 2023. The increase compared to the prior year was primarily due to one-time transactions in 2024, including the gain on sale of six branch properties in the sale-leaseback transaction and a BOLI death benefit payment, partially offset by the loss on sale of securities. First Northwest also recorded a $1.8 million write down on an equity investment in an organization that is involved in a lawsuit, included in Other (loss) income below. Saleable mortgage loan production and related gains continued to be impacted by higher market rates on mortgage loans. The BOLI exchange and reinvestment transactions during 2024 resulted in an increase in the cash surrender value recorded for the year.

The following table provides an analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Loan and deposit fees	$4,291	$4,341	$(50)	(1.2)%
Sold loan servicing fees and servicing rights mark-to-market	188	676	(488)	(72.2)
Net gain on sale of loans	312	438	(126)	(28.8)
Net loss on sale of investment securities	(2,117)	(5,397)	3,280	(60.8)
Net gain on sale of premises and equipment	7,919	—	7,919	100.0
Increase in cash surrender value of bank-owned life insurance, net	1,179	928	251	27.0
Income from death benefit on bank-owned life insurance, net	1,536	—	1,536	100.0
Other (loss) income	(694)	3,034	(3,728)	(122.9)
Total noninterest income	$12,614	$4,020	$8,594	213.8%

Noninterest Expense. Noninterest expense decreased to $60.0 million for the year ended December 31, 2024, from $61.5 million for the year ended December 31, 2023. The decrease from the prior year is primarily related to one-time noninterest expenses recorded during 2023, including the QUIL commitment receivable write-off of $1.5 million, a write-off of Fannie Mae and Freddie Mac investor accounting related items totaling $725,000, and an accrual for a civil money penalty proposed by the FDIC of $718,000. The FDIC proposed assessing a civil money penalty in connection with the concerns detailed in the consent order entered into by the Bank during 2023 which was lifted in 2024 and the penalty reduced by $218,000. Compensation expense increased compared to the prior year as a result of nonrecurring payments related to the July 2024 reduction-in-force and increases in incentives and commissions. Other year-over-year changes include increased lease expense included in occupancy as a result additional lease expense after the sale-leaseback transaction, partially offset by lower advertising and professional fees.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$32,665	$31,209	$1,456	4.7%
Data processing	8,102	8,170	(68)	(0.8)
Occupancy and equipment	6,151	4,858	1,293	26.6
Supplies, postage, and telephone	1,266	1,433	(167)	(11.7)
Regulatory assessments and state taxes	1,978	1,635	343	21.0
Advertising	1,457	2,706	(1,249)	(46.2)
Professional fees	3,105	3,738	(633)	(16.9)
FDIC insurance premium	1,883	1,357	526	38.8
Other expense	3,386	6,348	(2,962)	(46.7)
Total noninterest expense	$59,993	$61,454	$(1,461)	(2.4)%

Provision for Income Tax. The Company recorded an income tax benefit for the year ended December 31, 2024, of $944,000 compared to expense of $549,000 for the year ended December 31, 2023, reflecting differences in pre-tax income. The effective tax rate decreased over the prior year as a result of the permanent tax exclusion of BOLI noninterest income, including the BOLI death benefit, in 2024, partially offset by an estimate for the penalty on the early surrender of the BOLI contracts. The provision includes accruals for both federal and state income taxes.

Average Balances, Interest and Average Yields/Cost

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2024 and 2023. Income and all average balances are daily average balances. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate

Interest-earning assets:	(Dollars in thousands)
Loans receivable, net (1), (2)	$1,686,972	$93,752	5.56%	$1,594,268	$84,614	5.31%
Total investment securities	311,434	15,025	4.82	317,924	13,279	4.18
FHLB dividends	12,986	1,215	9.36	12,035	880	7.31
Interest-earning deposits in banks	43,934	2,348	5.34	40,832	2,126	5.21
Total interest-earning assets (3)	2,055,326	112,340	5.47	1,965,059	100,899	5.13
Noninterest-earning assets	144,812			144,141
Total average assets	$2,200,138			$2,109,200

Interest-bearing liabilities:
Interest-bearing demand deposits	$165,097	$777	0.47	$178,577	$796	0.45
Money market accounts	414,305	10,017	2.42	388,287	4,217	1.09
Savings accounts	223,505	3,512	1.57	243,300	3,019	1.24
Certificates of deposit, customer	428,630	17,838	4.16	369,480	12,520	3.39
Certificates of deposit, brokered	205,619	10,283	5.00	165,486	6,467	3.91
Total interest-bearing deposits (4)	1,437,156	42,427	2.95	1,345,130	27,019	2.01
FHLB and other advances	264,948	12,015	4.53	249,172	10,870	4.36
Subordinated debt, net	39,475	1,578	4.00	39,395	1,578	4.01
Total interest-bearing liabilities	1,741,579	56,020	3.22	1,633,697	39,467	2.42
Noninterest-bearing deposits (4)	252,600			278,123
Other noninterest-bearing liabilities	44,217			37,967
Total average liabilities	2,038,396			1,949,787
Average equity	161,742			159,413
Total average liabilities and equity	$2,200,138			$2,109,200

Net interest income		$56,320			$61,432
Net interest rate spread			2.25			2.71
Net earning assets	$313,747			$331,362
Net interest margin (5)			2.74			3.13
Average interest-earning assets to average interest-bearing liabilities	118.0%			120.3%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $12,000 and $561,000 for the years ended December 31, 2024 and 2023, respectively.

(3) Includes interest-bearing deposits at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.51% and 1.66% for the years ended December 31, 2024 and 2023, respectively.

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

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable (1)	$4,922	$4,216	$9,138
Investment securities	(259)	2,005	1,746
FHLB stock	70	265	335
Other (2)	164	58	222
Total interest-earning assets	$4,897	$6,544	$11,441

Interest-bearing liabilities:
Interest-bearing demand deposits	$(56)	$37	$(19)
Money market accounts	287	5,513	5,800
Savings accounts	(245)	738	493
Certificates of deposit, customer	2,011	3,307	5,318
Certificates of deposit, brokered	1,572	2,244	3,816
FHLB and other advances	692	453	1,145
Subordinated debt, net	3	(3)	—
Total interest-bearing liabilities	$4,264	$12,289	$16,553

Net change in interest income	$633	$(5,745)	$(5,112)

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

The Bank employs the services of outside firms to assist us in our asset and liability management and our analysis of market and interest rate risk.

Interest Rate Sensitivity Analysis. Management uses an interest rate sensitivity analysis to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in the present value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The present value of equity is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 to 400 basis point decrease in market interest rates with no effect given to any future steps that management might take to counter the impact of that interest rate movement. The Bank's balance sheet remains more liability sensitive due to slower loan prepayment speeds, driven by higher interest rates during the first nine months of 2024, and deposit migration from non-maturity deposits to certificates of deposits with shorter average lives.

The following table presents the change in the present value of First Fed’s equity at December 31, 2024, that would occur in the event of an immediate change in interest rates based on management's assumptions.

	December 31, 2024
	Economic Value of Equity
Basis Point Change in Interest Rates	$ Amount	$ Change	% Change	EVE Ratio %
	(Dollars in thousands)
+ 400	$126,255	$(99,521)	(44.1)%	6.6%
+ 300	152,786	(72,990)	(32.3)	7.8
+ 200	178,362	(47,414)	(21.0)	8.9
+ 100	205,063	(20,713)	(9.2)	10.0
0	225,776	—	—	10.8
-100	256,598	30,822	13.7	11.9
-200	268,254	42,478	18.8	12.2
-300	263,536	37,760	16.7	11.8
-400	238,052	12,276	5.4	10.5

Using the same assumptions as above, the sensitivity of our projected net interest income over a one-year period for the year ended December 31, 2024, is as follows:

December 31, 2024
Basis Point Change	Projected Net Interest Income
in Interest Rates	$ Amount	$ Change	% Change
	(Dollars in thousands)
+ 400	$68,623	$2,873	4.4%
+ 300	68,366	2,616	4.0
+ 200	67,718	1,968	3.0
+ 100	66,970	1,220	1.9
0	65,750	—	—
-100	64,297	(1,453)	(2.2)
-200	63,267	(2,483)	(3.8)
-300	61,825	(3,925)	(6.0)
-400	59,151	(6,599)	(10.0)

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $72.5 million and securities classified as available-for-sale had a market value of $340.3 million. We have pledged loan collateral with principal balances totaling $951.8 million to support borrowings from the FHLB of $290.0 million, with a remaining borrowing capacity of $207.3 million. We have also pledged collateral of $17.9 million to the Federal Reserve Bank of San Francisco to secure discount window advances; the Company has performed periodic borrowing tests on this line with the Federal Reserve; however, no such funds were borrowed as of December 31, 2024. First Northwest maintains a $20.0 million line of credit with NexBank, with an available borrowing capacity of $13.5 million at year end, which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments.

At December 31, 2024, we had $165.8 million in undisbursed loans, including undisbursed construction commitments, and standby letters of credit. The Company also had unfunded partnership commitments totaling $3.2 million.

Customer CDs due within one year as of December 31, 2024, totaled $426.6 million, or 65.9% of total CDs. Brokered CDs due within one year as of December 31, 2024, totaled $100.9 million, or 15.6% of total CDs. Management believes a significant portion of our customer CDs will be renewed or rolled into new certificates of deposit given the current rate environment. If these maturing deposits are not renewed or rolled into other deposit products, we will seek other sources of funds, which may include borrowings and brokered deposits. We also attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits. Depending on market conditions, we may pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. However, rates on these sources of funds may also be less than what the market demands for customer deposits. We believe relationships developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient short- and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Fed has a diversified deposit base with approximately 61% of deposit account balances held by consumers, 28% held by business and public fund depositors, and 11% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at December 31, 2024. We estimate that 20-25% of our customer deposit balances, or $390.5 million, are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing liquidity.

The Company is a separate legal entity from the Bank and relies on dividends from its subsidiary, First Fed Bank, the NexBank line of credit and future investment redemptions for liquidity to pay its operating expenses and other financial obligations. At December 31, 2024, the Company (on an unconsolidated basis) had liquid assets of $441,000.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2024, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2024:

	Amount of Commitment Expiration
	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
	(In thousands)
Unfunded commitments under lines of credit	$18,030	$17,615	$5,789	$69,077	$110,511
Unfunded commitments under existing construction loans	19,079	8,975	—	23,662	51,716
Unfunded commitments under existing maritime loans	—	—	—	1,600	1,600
Standby letters of credit	1,817	—	—	200	2,017
Unfunded commitments under partnership agreements	3,158	—	—	—	3,158
Total	$42,084	$26,590	$5,789	$94,539	$169,002

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

In order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions, First Northwest Bancorp and First Fed must maintain CET1 capital at an amount greater than the required minimum levels plus a capital conservation buffer. This new capital conservation buffer requirement was phased in starting in January 2016 until fully implemented in the amount of 2.5% of risk-weighted assets in January 2019. As of December 31, 2024, the conservation buffer was 2.5%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Fed is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2024, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2024.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$208,836	9.4%	$88,930	4.0%	$111,163	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	208,836	12.4	75,515	4.5	109,077	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	208,836	12.4	100,686	6.0	134,248	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	228,409	13.6	134,248	8.0	167,810	10.0

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

First Northwest Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company's consolidated allowance for credit losses on loans (ACLL) balance was $20.5 million as of December 31, 2024. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

We identified management’s application of historical losses including reasonable and supportable forecasts of future economic conditions in the discounted cash flow model, and management’s estimation of qualitative risk factors, which are both components of the ACLL calculation, as a critical audit matter. Baseline loss rates are calculated using peer institution data related to historical losses. Historical losses are adjusted for management’s consideration of the forecasted direction of the economic environment. The Company also considers other qualitative risk factors to adjust the estimated ACLL.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

●

Evaluating the design and tested the operating effectiveness of controls related to management’s calculation of the ACLL, including controls over the reasonableness of historical losses and forecasted economic conditions related to national gross domestic product and unemployment figures, as well as the application of qualitative and environmental adjustments.

●

Testing the completeness and accuracy of the data used in the calculation, application of historical loss rates and forecasted economic conditions, and application of qualitative risk factors, and assessed the appropriateness for the peer groups used to determine historical loss rates.

●

Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions and qualitative risk factors and testing whether the forecasted economic conditions and qualitative risk factors used in the calculation of the ACLL were supported by the analysis provided by management.

●	Performing an independent sensitivity analysis to evaluate the reasonableness of the qualitative risk factors used by management.

/s/ Moss Adams LLP

Everett, Washington

March 13, 2025

We have served as the Company's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

First Northwest Bancorp and Subsidiary

Opinion on Internal Control over Financial Reporting

We have audited First Northwest Bancorp and Subsidiary's (the "Company") internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of First Northwest Bancorp and Subsidiary as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

March 13, 2025

We have served as the Company’s auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$16,811	$19,845
Interest-bearing deposits in banks	55,637	103,324
Investment securities available for sale, at fair value (amortized cost of $376,265 and $333,950, respectively)	340,344	295,623
Loans held for sale	472	753
Loans receivable (net of allowance for credit losses on loans of $20,449 and $17,510)	1,675,186	1,642,518
Federal Home Loan Bank (FHLB) stock, at cost	14,435	13,664
Accrued interest receivable	8,159	7,894
Premises and equipment, net	10,129	18,049
Servicing rights on sold loans, at fair value	3,281	3,793
Bank-owned life insurance, net	41,150	40,578
Equity and partnership investments	13,229	14,794
Goodwill and other intangible assets	1,082	1,086
Deferred tax asset, net	13,738	13,001
Right-of-use ("ROU") asset, net	17,001	6,047
Prepaid expenses and other assets	21,352	20,828
Total assets	$2,232,006	$2,201,797

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,688,026	$1,676,892
Borrowings, net	336,014	320,936
Accrued interest payable	3,295	3,396
Lease liability, net	17,535	6,428
Accrued expenses and other liabilities	31,770	29,545
Advances from borrowers for taxes and insurance	1,484	1,260
Total liabilities	2,078,124	2,038,457
Commitments and Contingencies (Note 14)

Shareholders' Equity
Preferred stock, $0.01 par value, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; issued and outstanding 9,353,348 at December 31, 2024; issued and outstanding 9,611,876 at December 31, 2023	93	96
Additional paid-in capital	93,357	95,784
Retained earnings	97,198	107,349
Accumulated other comprehensive loss, net of tax	(30,172)	(32,636)
Unearned employee stock ownership plan (ESOP) shares	(6,594)	(7,253)
Total shareholders' equity	153,882	163,340
Total liabilities and shareholders' equity	$2,232,006	$2,201,797

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans receivable	$93,752	$84,614
Interest on investment securities	15,025	13,279
Interest-bearing deposits and other	2,348	2,126
FHLB dividends	1,215	880
Total interest income	112,340	100,899
INTEREST EXPENSE
Deposits	42,427	27,019
Borrowings	13,593	12,448
Total interest expense	56,020	39,467
Net interest income	56,320	61,432
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	16,716	2,357
Recapture of provision for credit losses on unfunded commitments	(218)	(1,034)
Provision for credit losses	16,498	1,323
Net interest income after provision for credit losses	39,822	60,109
NONINTEREST INCOME
Loan and deposit fees	4,291	4,341
Sold loan servicing fees and servicing rights mark-to-market	188	676
Net gain on sale of loans	312	438
Net loss on sale of investment securities	(2,117)	(5,397)
Net gain on sale of premises and equipment	7,919	—
Increase in cash surrender value of bank-owned life insurance, net	1,179	928
Income from death benefit on bank-owned life insurance, net	1,536	—
Other (loss) income	(694)	3,034
Total noninterest income	12,614	4,020
NONINTEREST EXPENSE
Compensation and benefits	32,665	31,209
Data processing	8,102	8,170
Occupancy and equipment	6,151	4,858
Supplies, postage, and telephone	1,266	1,433
Regulatory assessments and state taxes	1,978	1,635
Advertising	1,457	2,706
Professional fees	3,105	3,738
FDIC insurance premium	1,883	1,357
Other expense	3,386	6,348
Total noninterest expense	59,993	61,454
(Loss) income before (benefit) provision for income taxes	(7,557)	2,675
(Benefit) provision for income taxes	(944)	549
Net (loss) income	(6,613)	2,126
Net loss attributable to noncontrolling interest in Quin Ventures, Inc.	—	160
Net (loss) income attributable to parent	$(6,613)	$2,286

Basic and diluted (loss) earnings per common share	$(0.75)	$0.26

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year Ended December 31,
	2024	2023

Net (loss) income	$(6,613)	$2,126

Other comprehensive (loss) income:
Unrealized holding gains on investments available for sale arising during the period	289	4,890
Tax effect	(63)	(824)
Net actuarial (losses) gains on defined benefit ("DB") plan assets	(252)	397
Tax effect	54	(85)
Amortization of unrecognized DB plan prior service cost	150	150
Tax effect	(32)	(32)
Reclassification adjustment for change in fair value of hedged items	834	(1,054)
Tax effect	(179)	226
Reclassification adjustment for net losses on sales of securities realized in income	2,117	5,397
Tax effect	(454)	(1,158)
Other comprehensive income, net of tax	2,464	7,907
Comprehensive (loss) income	(4,149)	10,033
Comprehensive loss attributable to noncontrolling interest	—	(160)
Comprehensive (loss) income attributable to parent	$(4,149)	$10,193

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss	Noncontrolling	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Interest	Equity

Balance at December 31, 2022	9,703,581	$97	$95,508	$114,424	$(7,913)	$(40,543)	$(3,291)	$158,282
Net income				2,286			(160)	2,126
Common stock repurchased	(87,895)	(1)	(889)	(259)				(1,149)
Restricted stock award grants net of forfeitures	16,856	—	—					—
Restricted stock awards canceled	(20,666)	—	(280)					(280)
Other comprehensive income, net of tax						7,907		7,907
Reclassification resulting from adoption of Accounting Standards Codification 326, net of tax				(2,951)				(2,951)
Close out investment in Quin Ventures				(3,451)			3,451	—
Share-based compensation			1,413					1,413
ESOP shares committed to be released			32		660			692
Cash dividends declared and paid ($0.28 per share)				(2,700)				(2,700)

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$—	$163,340

Net loss				(6,613)			—	(6,613)
Common stock repurchased	(312,288)	(3)	(3,160)	(894)				(4,057)
Restricted stock award grants net of forfeitures	66,924	—	—					—
Restricted stock awards canceled	(13,164)	—	(187)					(187)
Other comprehensive income, net of tax						2,464		2,464
Share-based compensation			957					957
ESOP shares committed to be released			(37)		659			622
Cash dividends declared and paid ($0.28 per share)				(2,644)				(2,644)
Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$—	$153,882

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income before noncontrolling interest	$(6,613)	$2,126
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,412	1,612
Amortization of core deposit intangible	3	3
Amortization and accretion of premiums and discounts on investments, net	611	1,387
Accretion of deferred loan fees and purchased premiums, net	(1,535)	(653)
Amortization of debt issuance costs	78	78
Change in fair value of sold loan servicing rights	550	243
Additions to servicing rights on sold loans, net	(38)	(149)
Provision for credit losses on loans	16,716	2,357
Recapture of provision for credit losses on unfunded commitments	(218)	(1,034)
Deferred federal income taxes, net	(1,409)	134
Allocation of ESOP shares	622	692
Share-based compensation expense	957	1,413
Gain on sale of loans, net	(312)	(438)
Loss on sale of securities available for sale, net	2,117	5,397
Increase in cash surrender value of life insurance, net	(1,179)	(928)
Income from death benefit on bank-owned life insurance, net	(1,536)	—
Origination of loans held for sale	(22,197)	(25,612)
Proceeds from loans held for sale	22,790	25,894
Change in assets and liabilities:
Increase in accrued interest receivable	(265)	(1,151)
(Increase) decrease in ROU asset	(10,954)	639
Decrease in prepaid expenses and other assets	2,380	654
(Decrease) increase in accrued interest payable	(101)	2,941
Increase (decrease) in lease liabilities	11,107	(596)
Increase in accrued expenses and other liabilities	3,890	2,866
Net cash provided by operating activities	16,876	17,875

Cash flows from investing activities:
Purchase of securities available for sale	(99,963)	(20,330)
Proceeds from maturities, calls, and principal repayments of securities available for sale	33,874	14,161
Proceeds from sales of securities available for sale	21,048	40,619
Purchase of FHLB stock	(771)	(1,983)
Early surrender of bank-owned life insurance policy	14,616	15
Purchase of bank-owned life insurance	(14,616)	—
Proceeds from bank-owned life insurance death benefit	1,602	—
Net increase in loans receivable	(47,849)	(114,997)
Sale (purchase) of premises and equipment, net of amortization	6,508	(1,571)
Capital contributions to partnership investments	(6,502)	(608)
Redemption of partnership investment	5,931	—
Capital disbursements from partnership agreements	1,067	759
Capital contributions to low-income housing tax credit partnerships	(2,011)	(259)
Net cash used by investing activities	(87,066)	(84,194)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2024	2023

Cash flows from financing activities:
Net increase in deposits	$11,134	$112,637
Proceeds from long-term FHLB advances	105,000	15,000
Repayment of long-term FHLB advances	(25,000)	(15,000)
Net (decrease) increase in short-term FHLB advances	(65,000)	41,000
Net increase (decrease) in line of credit	—	(5,500)
Net increase (decrease) in advances from borrowers for taxes and insurance	224	(116)
Payment of dividends	(2,645)	(2,700)
Restricted stock awards canceled	(187)	(280)
Repurchase of common stock	(4,057)	(1,149)
Net cash provided by financing activities	19,469	143,892
Net (decrease) increase in cash and cash equivalents	(50,721)	77,573
Cash and cash equivalents at beginning of period	123,169	45,596
Cash and cash equivalents at end of period	$72,448	$123,169

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$56,121	$36,526
Cash paid for income taxes	83	2,125

Supplemental disclosures of noncash investing activities:
Change in unrealized loss on securities available for sale	$2,406	$10,287
Change in unrealized gain (loss) on fair value hedge	834	(1,054)
Cumulative effect of adoption of ASU 2016-13 Financial Instruments - Credit Losses on January 1, 2023	—	(3,735)
Lease liabilities arising from obtaining right-of-use assets	12,158	152
Write-down of equity investment	(1,762)	—
Loss on equity investment in QUIL received through Quin Ventures asset sale	—	(225)

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

Pursuant to the Conversion, the Bank’s Board of Directors adopted an ESOP which purchased in the open market 8% of the common stock originally issued for a total of 1,048,029 shares. As of December 15, 2015, 1,048,029 shares, or 100.0% of the total, had been purchased. As of December 31, 2024, First Northwest had allocated 492,208 shares from the total shares purchased to participants.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses primarily in western Washington State with offices in Clallam, Jefferson, Kitsap, King, Snohomish and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The deposit requirement was zero at both  December 31, 2024 and 2023. First Fed was in compliance with its reserve requirements at December 31, 2024 and 2023.

Investment securities - Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. First Fed had no trading securities at December 31, 2024 and 2023. Investment securities are categorized as held-to-maturity when First Fed has the positive intent and ability to hold those securities to maturity. First Fed had no held-to-maturity securities at December 31, 2024 and 2023.

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

Federal Home Loan Bank stock - First Fed’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Fed is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2024 and 2023, First Fed’s minimum investment requirement was approximately $14.4 million and $13.7 million, respectively. First Fed was in compliance with the FHLB minimum investment requirement at December 31, 2024 and 2023. First Fed  may request redemption at par value of any stock in excess of the amount First Fed is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Fed did not recognize a loss on its FHLB stock at December 31, 2024 and 2023.

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

Allowance for credit losses - On January 1, 2023, the Company adopted Financial Accounting Standards Board ("FASB") ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The allowance for credit losses on loans ("ACLL") is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Operations. Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable above.

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

In general, management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses on loans evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACLL. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACLL at  December 31, 2024, is appropriate given the above considerations.

Allowance for credit losses on unfunded commitments - The Bank estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Bank is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Bank has determined that no allowance is necessary for its home equity line of credit portfolio as it has the ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision (reversal of provision) for credit losses on the Consolidated Statements of Operations.

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

Sold loan servicing income represents fees earned for servicing loans. Fees for servicing sold loans are generally based upon a percentage of the principal balance of the loans serviced, as well as related ancillary income such as late charges. Servicing income is recognized as earned unless collection is doubtful. The caption in the Consolidated Statements of Operations "Sold loan servicing fees and servicing rights mark-to-market" includes sold loan servicing income and changes in fair value.

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

Equity and partnership investments - Equity investments include amounts invested in non-publicly traded stock. Investments in non-publicly traded stock are measured at cost, less impairment, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. The recorded balance of these equity investments was $500,000 and $1.6 million at  December 31, 2024 and 2023, respectively.

Partnership investments include limited partnerships in investment funds and other business ventures. Partnership investments that do not result in consolidation of the investee are accounted for under the equity method of accounting. The Company's allocated share of earnings or losses are recorded in other noninterest income. The recorded balance of these partnership investments was $12.7 million and $13.2 million at  December 31, 2024 and 2023, respectively.

We assess whether impairment indicators exist to trigger the performance of an impairment analysis on equity and partnership investments throughout the year.

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

Leases - Operating lease right-of-use ("ROU") assets represent the Company's right to use the underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the future lease payments using the Company's incremental borrowing rate. The discount rate used in determining the present value was the Company's incremental borrowing rate using the FHLB fixed advance rate based on the remaining lease term as of January 1, 2019, or the commencement date for subsequent leases. The Company utilized Provident Financial Services, Inc.'s 10 year fixed-to-floating rate on subordinated notes issued in May 2024 for the incremental borrowing rate to calculate the ROU asset for the six leases generated in the May 2024 sale-leaseback transaction as that more closely aligned with the economic environment at that time. The Company does not capitalize short-term leases, which are leases with terms of twelve months or less. ROU assets and related operating lease liabilities are remeasured when lease terms are amended, extended, or when management intends to exercise available extension options. We have lease agreements with lease and non-lease components, which are generally accounted for separately for real estate leases.

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

The Company uses the deferral method to amortize the initial cost of the investment over the life of the related tax credit and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Operations as a component of income tax expense. The Company reports the carrying value of the equity investment in the unconsolidated HTC in "Prepaid expenses and other assets" on the Company’s Consolidated Balance Sheets. The maximum exposure to loss in the HTC is the amount of equity invested by the Company. The Company has evaluated the variable interests held by the Company in the HTC investment and determined that the Company does not have controlling financial interests in such investment and is not the primary beneficiary.

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

The Company accounts for the LIHTC under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Operations as a component of income tax expense. The Company reports the carrying value of the equity investment in the unconsolidated LIHTC in "Prepaid expenses and other assets" on the Company’s Consolidated Balance Sheets. The maximum exposure to loss in the LIHTC is the amount of equity invested and credit extended by the Company. The Company has evaluated the variable interests held by the Company in the LIHTC investment and determined that the Company does not have controlling financial interests in such investment and is not the primary beneficiary.

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

Periodically, First Fed sells mortgage loans with "life of the loan" recourse provisions, requiring First Fed to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2024 and 2023, was approximately $1.5 million and $1.8 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2024 or 2023. No allowance is recorded for these loans under CECL.

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

Deposit fees - The Company earns fees from its deposit customers for account maintenance, transaction-based activity and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer. Deposit fees are included in Service Fees on the Consolidated Statements of Operations.

Debit card interchange income - Debit and Automated Teller Machine ("ATM") interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through card networks. In addition, the Company earns interchange fees for use of its ATMs by customers of other banking institutions. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's debit card. Certain expenses directly associated with the credit and debit card are netted against interchange income. Debit card interchange income is included in Service Fees on the Consolidated Statements of Operations.

Third-party credit card interchange income - Third-party credit card interchange income represents fees earned when a credit card issued by the Bank through a third-party vendor is used. Similar to the debit card interchange, the Bank earns an interchange fee for each transaction made with a Bank-branded credit card. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholder's credit card. Certain expenses directly related to the third-party credit card interchange contract are netted against interchange income. Third-party credit card interchange income is included in Service Fees on the Consolidated Statements of Operations.

Investment services revenue - Commissions received on the sale of investment related products is determined by a percentage of underlying instruments sold and is recognized when the sale is finalized. Investment services revenue is included in Other Income on the Consolidated Statements of Operations.

Gains/losses on the sale of other real estate owned are included in non-interest expense and are generally recognized when the performance obligation is complete. This is typically at delivery of control over the property to the buyer at the time of each real estate closing.

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

Segment information - First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are a single industry segment for financial reporting purposes based on our operations. See Note 19 for additional information.

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

Recently adopted accounting pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value, nor should the contractual restriction be recognized and measured separately. Further, this ASU requires disclosure of the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on its consolidated financial statements and related disclosures.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321: Investments - Equity Securities. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including (i) the nature of tax equity investments, and (ii) the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations. ASU 2023-02 was effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances disclosures about significant segment expenses. The key amendments: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition, (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss currently required by GAAP in interim periods as well, (4) clarify that if CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in the ASU and all existing segment disclosures. This ASU was effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has incorporated the required disclosures; see Note 19 for additional information.

Recently issued accounting pronouncements not yet adopted

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 202404 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments do not change the accounting for conversions that include the issuance of all equity securities upon conversion. ASU 2024-04 is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and related disclosures.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2024, are summarized as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$93,212	$—	$(15,336)	$77,876	$—
U.S. government agency issued asset-backed securities (ABS agency)	12,944	16	(84)	12,876	—
Corporate issued asset-backed securities (ABS corporate)	16,065	62	(5)	16,122	—
Corporate issued debt securities (Corporate debt)	58,106	55	(3,670)	54,491	—
U.S. Small Business Administration securities (SBA)	8,664	18	(16)	8,666	—
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	111,372	83	(12,758)	98,697	—
Non-agency issued mortgage-backed securities (MBS non-agency)	75,902	4	(4,290)	71,616	—
Total securities available for sale	$376,265	$238	$(36,159)	$340,344	$—

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
Mortgage-Backed Securities
MBS agency	75,665	—	(12,418)	63,247	—
MBS non-agency	81,555	—	(5,462)	76,093	—
Total securities available for sale	$333,950	$—	$(38,327)	$295,623	$—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no securities classified as held-to-maturity at  December 31, 2024 and 2023. There was no allowance for credit losses on investment securities recorded at December 31, 2024 and 2023, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.0 million and $1.9 million as of December 31, 2024 and 2023, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,336)	$77,876	$(15,336)	$77,876
ABS agency	(21)	2,957	(63)	6,311	(84)	9,268
ABS corporate	—	—	(5)	2,798	(5)	2,798
Corporate debt	—	—	(3,670)	46,355	(3,670)	46,355
SBA	(16)	3,093	—	—	(16)	3,093
Mortgage-Backed Securities
MBS agency	(545)	26,531	(12,213)	51,181	(12,758)	77,712
MBS non-agency	(71)	9,352	(4,219)	57,470	(4,290)	66,822
Total	$(653)	$41,933	$(35,506)	$241,991	$(36,159)	$283,924

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2023:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,237)	$87,461	$(15,237)	$87,461
ABS Agency	(65)	11,782	—	—	(65)	11,782
ABS Corporate	(84)	3,771	—	—	(84)	3,771
Corporate debt	—	—	(5,061)	51,454	(5,061)	51,454
Mortgage-Backed Securities
MBS agency	(27)	3,941	(12,391)	59,305	(12,418)	63,246
MBS non-agency	—	—	(5,462)	76,086	(5,462)	76,086
Total	$(176)	$19,494	$(38,151)	$274,306	$(38,327)	$293,800

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 22 available-for-sale securities with unrealized losses of less than one year, and 144 available-for-sale securities with an unrealized loss of more than one year at December 31, 2024. There were 6 available-for-sale securities with unrealized losses of less than one year, and 156 available-for-sale securities with an unrealized loss of more than one year at December 31, 2023. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. Management does not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at  December 31, 2024 or December 31, 2023.

The amortized cost and estimated fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated. Expected maturities of MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; therefore, these securities are shown separately.

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$26,690	$26,509	$25,279	$25,017
Due after one through five years	11,564	11,539	16,622	16,029
Due after five through ten years	8,080	7,609	8,874	8,197
Due after ten years	140,940	124,656	106,445	90,097
Total mortgage-backed securities	187,274	170,313	157,220	139,340
All other investment securities:
Due within one year	—	—	300	300
Due after one through five years	21,559	20,751	18,187	17,384
Due after five through ten years	58,535	53,321	57,328	50,768
Due after ten years	108,897	95,959	100,915	87,831
Total all other investment securities	188,991	170,031	176,730	156,283
Total investment securities	$376,265	$340,344	$333,950	$295,623

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Proceeds from sales	$21,048	$40,619
Gross realized gains	—	—
Gross realized losses	(2,117)	(5,397)

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $19.1 million and $14.8 million as of December 31, 2024 and 2023, respectively. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.0 million and $6.0 million as of December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of ACLL, consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Real Estate:
One-to-four family	$395,315	$378,432
Multi-family	332,596	333,094
Commercial real estate	390,379	387,983
Construction and land	78,110	129,691
Total real estate loans	1,196,400	1,229,200
Consumer:
Home equity	79,054	69,403
Auto and other consumer	268,876	249,130
Total consumer loans	347,930	318,533
Commercial business loans	151,493	112,295
Total loans receivable	1,695,823	1,660,028
Less:
Derivative basis adjustment	188	—
Allowance for credit losses on loans	20,449	17,510
Total loans receivable, net	$1,675,186	$1,642,518

Loans, by the earlier of next repricing date or maturity, at the dates indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Adjustable-rate loans
Due within one year	$391,843	$353,493
After one but within five years	323,885	314,634
After five but within ten years	50,004	51,528
After ten years	—	—
Total adjustable-rate loans	765,732	719,655
Fixed-rate loans
Due within one year	$77,600	$49,582
After one but within five years	148,388	167,137
After five but within ten years	180,519	205,188
After ten years	523,584	518,466
Total fixed-rate loans	930,091	940,373
Total loans receivable	$1,695,823	$1,660,028

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Fed pays on the short-term deposits that have been primarily used to fund such loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	December 31, 2024			December 31, 2023
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
			(In thousands)
One-to-four family	$364	$1,113	$1,477	$418	$1,426	$1,844
Commercial real estate	4	5,594	5,598	28	—	28
Construction and land	10	19,534	19,544	6	14,980	14,986
Home equity	55	—	55	92	31	123
Auto and other consumer	—	700	700	38	748	786
Commercial business loans	2,537	604	3,141	225	652	877
Total nonaccrual loans	$2,970	$27,545	$30,515	$807	$17,837	$18,644

Interest income recognized on a cash basis on nonaccrual loans for the years ended  December 31, 2024 and 2023, was $201,000 and $58,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2024 and 2023.

The following table presents the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans receivable
	(In thousands)
Real Estate:
One-to-four family	$333	$321	$839	$1,493	$393,822	$395,315
Multi-family	876	—	—	876	331,720	332,596
Commercial real estate	—	—	5,594	5,594	384,785	390,379
Construction and land	17	8,150	11,384	19,551	58,559	78,110
Total real estate loans	1,226	8,471	17,817	27,514	1,168,886	1,196,400
Consumer:
Home equity	53	—	—	53	79,001	79,054
Auto and other consumer	2,905	437	700	4,042	264,834	268,876
Total consumer loans	2,958	437	700	4,095	343,835	347,930
Commercial business loans	676	—	604	1,280	150,213	151,493
Total loans receivable	$4,860	$8,908	$19,121	$32,889	$1,662,934	$1,695,823

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of December 31, 2023:

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2024, as well as gross charge-off activity for the year ended December 31, 2024. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$1,596	$10,315	$130,021	$116,245	$64,869	$65,927	$—	$388,973
Watch (Grade 4)	—	—	297	1,305	1,006	2,141	—	4,749
Special Mention (Grade 5)	—	—	—	—	—	78	—	78
Substandard (Grade 6)	—	—	273	—	840	402	—	1,515
Total one-to-four family	1,596	10,315	130,591	117,550	66,715	68,548	—	395,315
Gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	19,871	31,334	105,919	74,679	49,885	11,299	—	292,987
Watch (Grade 4)	8,755	—	1,764	23,051	1,278	976	—	35,824
Special Mention (Grade 5)	—	3,785	—	—	—	—	—	3,785
Total multi-family	28,626	35,119	107,683	97,730	51,163	12,275	—	332,596
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	35,011	51,514	72,064	97,421	74,182	28,762	—	358,954
Watch (Grade 4)	552	3,779	10,371	—	—	767	—	15,469
Special Mention (Grade 5)	—	—	—	—	1,255	2,702	—	3,957
Substandard (Grade 6)	—	—	4	11,995	—	—	—	11,999
Total commercial real estate	35,563	55,293	82,439	109,416	75,437	32,231	—	390,379
Gross charge-offs	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,870	15,874	13,638	1,357	504	327	—	52,570
Watch (Grade 4)	213	5,531	—	222	—	30	—	5,996
Substandard (Grade 6)	8,150	11,384	—	—	—	10	—	19,544
Total construction and land	29,233	32,789	13,638	1,579	504	367	—	78,110
Gross charge-offs	—	4,389	—	—	—	—	—	4,389
Home Equity
Pass (Grades 1-3)	5,779	5,860	5,868	4,117	2,571	4,620	49,531	78,346
Watch (Grade 4)	122	—	65	—	35	61	326	609
Substandard (Grade 6)	—	—	—	—	55	11	33	99
Total home equity	5,901	5,860	5,933	4,117	2,661	4,692	49,890	79,054
Gross charge-offs	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	55,699	46,719	65,193	36,235	12,268	47,728	518	264,360
Watch (Grade 4)	848	786	980	52	217	496	—	3,379
Special Mention (Grade 5)	228	14	—	157	—	38	—	437
Substandard (Grade 6)	240	243	31	—	133	53	—	700
Total auto and other consumer	57,015	47,762	66,204	36,444	12,618	48,315	518	268,876
Gross charge-offs	—	505	1,536	92	17	237	107	2,494
Commercial business
Pass (Grades 1-3)	29,228	19,478	8,744	3,633	1,495	40,670	35,209	138,457
Watch (Grade 4)	—	136	1,064	314	—	—	3	1,517
Special Mention (Grade 5)	—	—	1,279	1,552	—	2	—	2,833
Substandard (Grade 6)	47	252	3,752	1,818	611	—	2,206	8,686
Total commercial business	29,275	19,866	14,839	7,317	2,106	40,672	37,418	151,493
Gross charge-offs	2,105	259	2,771	2,022	139	—	—	7,296
Total loans
Pass (Grades 1-3)	168,054	181,094	401,447	333,687	205,774	199,333	85,258	1,574,647
Watch (Grade 4)	10,490	10,232	14,541	24,944	2,536	4,471	329	67,543
Special Mention (Grade 5)	228	3,799	1,279	1,709	1,255	2,820	—	11,090
Substandard (Grade 6)	8,437	11,879	4,060	13,813	1,639	476	2,239	42,543
Total loans receivable	$187,209	$207,004	$421,327	$374,153	$211,204	$207,100	$87,826	$1,695,823
Total gross charge-offs	$2,105	$5,153	$4,307	$2,114	$156	$237	$107	$14,179

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

	Term Loans by Year of Origination (1)						Revolving	Total
	2023	2022	2021	2020	2019	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$2,282	$102,389	$118,028	$69,229	$13,882	$65,701	$—	$371,511
Watch (Grade 4)	—	275	1,338	1,569	—	1,295	—	4,477
Special Mention (Grade 5)	—	—	—	300	—	80	—	380
Substandard (Grade 6)	—	—	—	327	482	1,255	—	2,064
Total one-to-four family	2,282	102,664	119,366	71,425	14,364	68,331	—	378,432
Gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	52,208	105,902	88,293	57,588	6,922	5,356	—	316,269
Watch (Grade 4)	—	—	15,126	708	—	991	—	16,825
Total multi-family	52,208	105,902	103,419	58,296	6,922	6,347	—	333,094
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	52,823	87,712	99,058	76,664	13,096	22,425	—	351,778
Watch (Grade 4)	4,433	1,168	1,340	8,829	3,561	496	—	19,827
Special Mention (Grade 5)	—	—	6,528	—	—	2	—	6,530
Substandard (Grade 6)	—	28	8,526	1,294	—	—	—	9,848
Total commercial real estate	57,256	88,908	115,452	86,787	16,657	22,923	—	387,983
Gross charge-offs	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,772	49,508	23,988	727	344	464	—	95,803
Watch (Grade 4)	6,512	4,935	229	—	—	15	—	11,691
Special Mention (Grade 5)	7,196	—	—	—	—	14	—	7,210
Substandard (Grade 6)	14,981	—	—	—	—	6	—	14,987
Total construction and land	49,461	54,443	24,217	727	344	499	—	129,691
Gross charge-offs	—	—	—	—	—	—	—	—
Home Equity
Pass (Grades 1-3)	7,179	7,169	4,638	3,063	1,331	4,283	41,105	68,768
Watch (Grade 4)	—	—	—	—	—	155	345	500
Substandard (Grade 6)	—	—	30	59	—	13	33	135
Total home equity	7,179	7,169	4,668	3,122	1,331	4,451	41,483	69,403
Gross charge-offs	—	—	—	—	—	10	—	10
Auto and Other Consumer
Pass (Grades 1-3)	49,649	69,052	64,101	29,113	14,660	18,593	385	245,553
Watch (Grade 4)	270	919	579	204	138	59	4	2,173
Special Mention (Grade 5)	90	334	33	162	—	—	—	619
Substandard (Grade 6)	84	393	—	—	30	278	—	785
Total auto and other consumer	50,093	70,698	64,713	29,479	14,828	18,930	389	249,130
Gross charge-offs	—	3,018	15	52	11	112	104	3,312
Commercial business
Pass (Grades 1-3)	23,499	19,191	11,032	2,440	455	13,635	29,976	100,228
Watch (Grade 4)	340	62	275	270	—	(1)	3,806	4,752
Substandard (Grade 6)	291	3,653	104	779	—	(1)	2,489	7,315
Total commercial business	24,130	22,906	11,411	3,489	455	13,633	36,271	112,295
Gross charge-offs	—	—	—	—	—	—	—	—
Total loans
Pass (Grades 1-3)	208,412	440,923	409,138	238,824	50,690	130,457	71,466	1,549,910
Watch (Grade 4)	11,555	7,359	18,887	11,580	3,699	3,010	4,155	60,245
Special Mention (Grade 5)	7,286	334	6,561	462	—	96	—	14,739
Substandard (Grade 6)	15,356	4,074	8,660	2,459	512	1,551	2,522	35,134
Total loans receivable	$242,609	$452,690	$443,246	$253,325	$54,901	$135,114	$78,143	$1,660,028
Total gross charge-offs	$—	$3,018	$15	$52	$11	$122	$104	$3,322
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

As of December 31, 2024, $35.8 million of loans were individually evaluated with $2.5 million of ACLL attributed to such loans. At December 31, 2024, three individually evaluated loans with recorded investments totaling $2.5 million were evaluated using a discounted cash flow approach and the remaining loans totaling $33.2 million were evaluated based on the underlying value of the collateral. One $6.4 million commercial real estate loan was accruing at year end, while all other individually evaluated loans were on nonaccrual status at December 31, 2024.

As of December 31, 2023, $20.0 million of loans were individually evaluated with $165,000 of ACLL attributed to such loans. At December 31, 2023, one individually evaluated loan with a recorded investment of $2.5 million was evaluated using a discounted cash flow approach and the remaining loans totaling $17.5 million were evaluated based on the underlying value of the collateral. The loan evaluated using the discounted cash flow method was accruing at year end, while the remaining individually evaluated loans were all on nonaccrual status at December 31, 2023.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by class and collateral type as of December 31, 2024:

	Collateral Type
	Single Family Residence	Warehouse	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,113	$—	$—	$—	$—	$1,113
Commercial real estate	—	11,995	—	—	—	11,995
Construction and land	8,150	—	11,384	—	—	19,534
Commercial business	—	—	—	—	604	604
Total collateral dependent loans	$9,263	$11,995	$11,384	$—	$604	$33,246

The following table summarizes individually evaluated collateral dependent loans by class and collateral type as of December 31, 2023:

	Collateral Type
	Single Family Residence	Condominium	Automobile	Business Assets	Total
	(In thousands)
One-to-four family	$1,426	$—	$—	$—	$1,426
Construction and land	—	14,981	—	—	14,981
Home equity	30	—	—	—	30
Auto and other consumer	—	—	180	—	180
Commercial business	—	119	—	652	771
Total collateral dependent loans	$1,456	$15,100	$180	$652	$17,388

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

During the year ended December 31, 2024, there were two new MLTB. A commercial business loan with a recorded investment of $17,000 at the time of modification for which the Bank agreed to deferred principal payments and the borrower agreed to resume both principal and interest payments at the end of the deferral period. The commercial business loan was not in compliance with the modified terms at December 31, 2024, and the balance was charged-off. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $6.4 million. The commercial real estate loan was in compliance with the modified terms at December 31, 2024.

During the year ended December 31, 2023, there was one new MLTB, a commercial business loan with a recorded investment of $119,000 for which the Bank agreed to deferred principal payments. The borrower continues to make interest-only payments and the loan was current at December 31, 2023, based on the modified terms.

Note 4 - Allowance for Credit Losses on Loans ("ACLL")

The Company maintains an ACLL in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. The ACLL is recognized in loans receivable on the Consolidated Balance Sheets and is adjusted as a provision (recapture of provision) for credit losses on loans on the Consolidated Statements of Operations. The Company adopted ASU 2016-13 effective January 1, 2023, as discussed in Note 1.

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Year Ended December 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$44	$1,738	$4,757
Multi-family	1,154	—	—	1,339	2,493
Commercial real estate	3,671	—	2	(1,263)	2,410
Construction and land	1,889	(4,389)	—	3,076	576
Home equity	1,077	—	—	245	1,322
Auto and other consumer	4,409	(2,494)	320	452	2,687
Commercial business	2,335	(7,296)	36	11,129	6,204
Total	$17,510	$(14,179)	$402	$16,716	$20,449

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2023
	Beginning Balance	Impact of Day 1 CECL Adoption	Adjusted Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$3,343	$(429)	$2,914	$—	$9	$52	$2,975
Multi-family	2,468	(1,449)	1,019	—	—	135	1,154
Commercial real estate	4,217	(604)	3,613	—	—	58	3,671
Construction and land	2,344	1,555	3,899	—	—	(2,010)	1,889
Home equity	549	346	895	(10)	15	177	1,077
Auto and other consumer	2,024	2,381	4,405	(3,312)	126	3,190	4,409
Commercial business	786	794	1,580	—	—	755	2,335
Unallocated	385	(385)	—	—	—	—	—
Total	$16,116	$2,209	$18,325	$(3,322)	$150	$2,357	$17,510

Allowance for Credit Losses on Unfunded Loan Commitments ("ACLUC"). The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but includes an additional estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $599,000 and $817,000 at December 31, 2024 and 2023, respectively.

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

	December 31, 2024	December 31, 2023
	(In thousands)
Land	$676	$2,907
Buildings	3,652	6,697
Building improvements	11,235	17,945
Furniture, fixtures, and equipment	7,483	7,300
Software	592	599
Automobiles	66	66
Construction in progress	6	104
Total premises and equipment	23,710	35,618
Less accumulated depreciation and amortization	(13,581)	(17,569)
Premises and equipment, net of accumulated depreciation and amortization	$10,129	$18,049

Depreciation expense was $1.4 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Leases

The Bank has lease agreements with unaffiliated parties for fifteen locations, comprised of eleven full-service branches, three business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At December 31, 2024, the Company's ROU assets and lease liabilities were $17.0 million and $17.5 million, respectively.

Total costs incurred by the Company, as a lessee, were $2.3 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company.

The following table presents amounts relevant to the Company's assets leased for use in its operations for the years ended:

	December 31, 2024	December 31, 2023
	(In Thousands)
Operating cash flows from operating leases	$2,256	$1,165
Right of use assets obtained in exchange for new operating lease liabilities	12,158	152

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at:

	December 31, 2024	December 31, 2023

Weighted-average remaining lease term of operating leases (in years)	12.4	9.0
Weighted-average discount rate of operating leases	7.3%	2.4%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancellable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

December 31, 2024
Twelve-month period ending:	(In Thousands)
2025	$2,319
2026	2,329
2027	2,322
2028	2,164
2029	2,101
Thereafter	18,017
Total minimum payments required	$29,252
Less imputed interest	11,717
Present value of lease liabilities	$17,535

Note 7 - Servicing Rights on Sold Loans

Mortgage loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. Selected commercial loan balances have also been sold in whole or in part to various participants, including the Main Street Lending Program, with servicing retained by First Fed and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $329.3 million and $366.1 million at December 31, 2024 and 2023, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$3,793	$3,887
Additions	38	149
Change in fair value	(550)	(243)
Balance at end of period	$3,281	$3,793

The key economic assumptions used in determining the fair value of loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2024	2023

Constant prepayment rate	6.8%	7.4%
Weighted-average life (years)	6.4	6.6
Yield to maturity discount	11.8%	11.7%

The fair values of loan servicing rights were approximately $3.3 million and $3.8 million at December 31, 2024 and 2023, respectively. See Note 15 Fair Value Measurement for additional information.

The following represents servicing and late fees earned in connection with loan servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Servicing fees	$736	$916
Late fees	11	9

The following table represents the hypothetical effect on the fair value of the Company's loan servicing rights using unfavorable shock analyses of certain key valuation assumptions as of December 31, 2024 and 2023. This analysis is presented for hypothetical purposes only. As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Servicing right fair value	$3,281	$3,793

Constant prepayment rate assumption (weighted-average)	6.8%	7.4%
Impact on fair value with a 10% adverse change in prepayment speed	$(129)	$(90)
Impact on fair value with a 20% adverse change in prepayment speed	$(176)	$(175)

Yield to maturity discount assumption (weighted-average)	11.8%	11.7%
Impact on fair value with a 10% adverse change in discount rate	$(184)	$(168)
Impact on fair value with a 20% adverse change in discount rate	$(312)	$(321)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
		(Dollars in thousands)
Noninterest-bearing demand deposits	$256,416	—%	$252,083	—%
Interest-bearing demand deposits	164,891	0.44	169,418	0.56
Money market accounts	413,822	2.26	362,205	1.78
Savings accounts	205,055	1.35	242,148	1.62
Certificates of deposit, customer	464,928	4.18	443,412	4.04
Certificates of deposit, brokered	182,914	4.73	207,626	4.85
Total deposits	$1,688,026	2.42	$1,676,892	2.34

The aggregate amount of time deposits in excess of the FDIC insured limit, currently $250,000, at December 31, 2024 and 2023, were $174.4 million and $173.8 million, respectively.

Maturities of certificates at the dates indicated are as follows:

December 31, 2024
(In thousands)
Within one year or less	$527,486
After one year through two years	66,767
After two years through three years	29,378
After three years through four years	21,967
After four years through five years	2,244
Total certificates of deposit	$647,842

At December 31, 2024 and 2023, deposits included $100.8 million and $114.2 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at December 31, 2024 and 2023, to secure public deposits. The notional amount exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at December 31, 2024 and 2023, were funds held by federally recognized tribes totaling $20.1 million and $18.4 million, respectively. Investment securities with a carrying value of $22.8 million and $23.8 million were pledged as collateral for these deposits at December 31, 2024 and 2023, respectively. The pledged carrying value exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Demand deposits	$777	$796
Money market accounts	10,017	4,217
Savings accounts	3,512	3,019
Certificates of deposit, customer	17,838	12,520
Certificates of deposit, brokered	10,283	6,467
Total deposit interest expense	$42,427	$27,019

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 35% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $951.8 million and $896.1 million at  December 31, 2024 and 2023, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at December 31, 2024.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.9 million and $6.6 million at December 31, 2024 and 2023, respectively. No funds have been borrowed to date. Investment securities with a carrying value of $18.6 million and $6.9 million were pledged to the FRB at  December 31, 2024 and 2023, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the “Notes”) to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. Beginning in April 2026, the interest rate will reset quarterly to the three-month SOFR plus 300-basis points.

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at December 31, 2024, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. The line of credit matures on May 17, 2025.

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

FHLB advances, line of credit, and subordinated debt outstanding by type of advance were as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Long-term advances	$160,000	$80,000
Overnight variable-rate advances	130,000	195,000
Line of credit	6,500	6,500
Subordinated debt, net	39,514	39,436

The maximum and average outstanding balances and average interest rates on FHLB overnight variable-rate advances were as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum outstanding at any month-end	$270,000	$195,000
Monthly average outstanding	137,750	149,500
Weighted-average daily interest rates
Annual	5.38%	5.26%
Period End	4.64%	5.52%
Interest expense during the period	6,937	6,674

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on FHLB short-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum outstanding at any month-end	$—	$95,000
Monthly average outstanding	—	25,000
Weighted-average daily interest rates
Annual	—%	5.08%
Period End	—%	—%
Interest expense during the period	—	1,692

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum outstanding at any month-end	$170,000	$85,000
Monthly average outstanding	136,250	81,667
Weighted-average interest rates
Annual	3.35%	2.00%
Period End	3.63%	2.09%
Interest expense during the period	4,455	1,650

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2024		December 31, 2023
	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$30,000	1.93%	$25,000	2.76%
After one year through two years	55,000	3.86	30,000	1.93
After two years through three years	50,000	3.96	15,000	1.55
After three years through four years	25,000	4.50	10,000	1.76
Total FHLB long-term, fixed rate advances	$160,000	3.63	$80,000	2.09%

The maximum and average outstanding balances and average interest rates on the line of credit were as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum outstanding at any month-end	$10,000	$11,000
Monthly average outstanding	6,635	9,327
Weighted-average interest rates
Annual	9.41%	9.15%
Period End	8.00%	9.00%
Interest expense during the period	623	854

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on subordinated debt were as follows:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Maximum outstanding at any month-end	$39,514	$39,436
Monthly average outstanding	39,475	39,395
Weighted-average interest yields
Annual	4.00%	4.01%
Period End	3.99%	4.00%
Interest expense during the period	1,578	1,578

Note 10 - Income Taxes

Income tax expense is substantially due to Federal income taxes. The Company accrues a provision for income tax for certain states in which we have both employees and collateral for loans, thereby creating nexus in those states for income tax purposes. The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Current	$465	$415
Deferred	(1,409)	134
Total (benefit) provision for income tax	$(944)	$549

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2024, on pre-tax income and the provision (benefit) shown in the accompanying Consolidated Statements of Operations for the periods shown is summarized as follows:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Federal income tax computed at statutory rates	$(1,587)	$562
State taxes	(37)	5
Low-income housing tax credits	(43)	(25)
Tax-exempt income, net of amount disallowed	39	(63)
Bank-owned life insurance income	(568)	(195)
Bank-owned life insurance early surrender of contract	1,172	—
Bank-owned life insurance penalty for early surrender of contract	261	—
FDIC penalty	—	151
Other, net	(181)	114
Total (benefit) provision for income tax	$(944)	$549

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company has a cumulative Federal net operating loss of $8.0 million. This net operating loss is not subject to expiration and is able to offset 80% of taxable income in each future year. We believe there will be sufficient income in future years to utilize the loss and, therefore, a valuation allowance is not necessary. In 2023, the Company wrote off its investment in Quin Ventures. The $8.4 million tax loss as a result of the investment being written off contributed to an overall Federal net operating loss of $6.3 million which was included in the Company's consolidated tax provision for the year ended  December 31, 2023.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2024 and 2023. Interest and penalties are recognized in income tax expense. The Company recognized no interest or penalties during the years ended December 31, 2024 and 2023. The Company files consolidated income tax returns in the U.S. federal jurisdiction and is no longer subject to tax examinations for years ending before December 31, 2021.

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets
Allowance for credit losses on loans	$4,517	$3,932
Unrealized loss on securities available for sale	8,240	8,674
Accrued compensation	418	432
Nonaccrual loans	2	2
ESOP timing differences	173	168
Restricted stock awards	394	297
Deferred lease liabilities	3,763	1,379
Net operating loss carryforward	1,710	1,317
Tax credits carryforward	1,181	1,009
Other, net	129	—
Total deferred tax assets	20,527	17,210
Deferred tax liabilities
Deferred loan fees	1,029	1,027
Bank-owned life insurance early surrender of contract	568	—
Accumulated depreciation	459	706
Outside basis differences in pass-through entity investments	545	510
Defined benefit plan	540	576
Right of use assets	3,648	1,298
Other, net	—	92
Total deferred tax liabilities	6,789	4,209
Deferred tax asset, net	$13,738	$13,001

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

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen. As a result, no new participants are allowed. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The Company uses December 31 as the measurement date for this plan.

A related prior service cost of $1.3 million and $1.4 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at December 31, 2024 and 2023, respectively. The prior service cost is expected to be amortized over 15 years.

The following table summarizes the changes in benefit obligations and plan assets for the periods shown:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Change in fair value of plan assets
Fair value at beginning of period	$10,923	$10,813
Actual return on plan assets	38	777
Company contributions	27	—
Benefits paid	(771)	(667)
Fair value at end of period	$10,217	$10,923

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$10,398	$10,618
Interest cost	461	492
Actuarial loss	(131)	(45)
Benefits paid	(771)	(667)
Projected benefit obligation at end of period	$9,957	$10,398

Funded status at period end	$260	$525

Amounts recognized on Consolidated Balance Sheet
Other assets	$260	$525
Accumulated other comprehensive loss	(1,788)	(1,708)
Net amount recognized	$2,048	$2,233

Other changes recognized in other comprehensive (loss) income
Net loss (gain)	$252	$(398)
Amortization of prior service cost credit	(150)	(150)
Net periodic benefit (income) cost	$102	$(548)

Weighted-average assumptions used to determine projected obligation
Discount rate	5.45%	4.90%
Rate of compensation increase	N/A	N/A

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to make a contribution to the Bank DB Plan in 2025. It is the policy of the Company to fund no less than the minimum funding amount required by ERISA. The following table sets forth the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the periods shown:

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Components of net periodic benefit cost
Interest cost	$461	$492
Expected return on plan assets	(421)	(424)
Amortization of prior service cost	150	150
Net periodic benefit cost	$190	$218

Weighted-average assumptions used to determine net cost
Discount rate	4.90%	5.10%
Expected long-term return on plan assets	5.30%	5.40%
Rate of compensation increase	N/A	N/A

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

From initial funding in the first quarter of 2021 through December 31, 2024, the Bank DB Plan assets have been invested primarily in fixed income and large U.S. equity funds, with additional investments in international equity, real estate, and small/mid-range U.S. equity funds. The target allocations for 2025 by asset category are presented in the table below.

Asset Category
Fixed Income	80% - 100%
U.S. Equities	0% - 30%
Non-U.S. Equities	0% - 20%
Real Assets	0% - 10%

Benefit payments projected to be made from the Bank DB Plan are as follows:

December 31, 2024
(Dollars in thousands)
Estimated future benefit payments
2025	$2,050
2026	850
2027	700
2028	660
2029	610
Years 2030 - 2034	3,480
Thereafter	1,607
Projected benefit obligation	$9,957

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Company are provided in Note 15 - Fair Value Measurements. Plan investment assets measured at fair value by level and in total are as follows:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$1,516	$—	$—	$1,516
Small/Mid U.S. Equity	130	—	—	130
International Equity	410	—	—	410
Fixed Income	8,161	—	—	8,161
Total DB plan investments	$10,217	$—	$—	$10,217

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Large U.S. Equity	$857	$—	$—	$857
International Equity	216	—	—	216
Fixed Income	9,850	—	—	9,850
Total DB plan investments	$10,923	$—	$—	$10,923

Nonqualified Deferred Compensation Plan

First Fed also sponsors a nonqualified Deferred Compensation Plan ("DCP") for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Fed. All deferrals are remitted to Principal, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2024, was $1.8 million. The Company's obligation to make payments under the DCP is a general obligation of the Company and is to be paid from the Company's general assets. As such, participants are general unsecured creditors of the Company with respect to their participation of the plan. The market value of the DCP assets is recorded in "other assets" and the related liability to participants is recorded in "other liabilities" on the Balance Sheet.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

First Fed maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Fed provides matching funds of 50% limited to the first 6% of salary contributed. First Fed's contributions were $543,000 and $566,000 during the years ended December 31, 2024 and December 31, 2023, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2024, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $837,000 and $835,000 were made by the ESOP during the years ended December 31, 2024 and 2023, respectively.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated and unallocated ESOP shares will be recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2024 and 2023, was $353,000 and $418,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	December 31, 2024	December 31, 2023
	(In thousands, except share data)
Allocated shares	492,208	439,174
Committed-to-be-released shares	26,442	26,514
Unallocated shares	529,379	582,341
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$5,400	$9,283

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

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2024, there were 221,587 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares. Following adoption of the 2020 EIP, no additional awards may be made under the 2015 EIP. At December 31, 2024, there were 6,920 restricted shares outstanding under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

During the years ended December 31, 2024 and 2023, restricted awards of 81,181 and 32,449 shares were awarded, respectively, and no stock options were granted. Restricted shares vest ratably over periods of up to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted awards based on the fair value of the shares at the grant date amortized over the stated period.

For the years ended December 31, 2024 and 2023, total stock compensation expense for the 2015 and 2020 EIPs was $957,000 and $1.4 million, respectively.

Included in the above stock compensation expense for the years ended December 31, 2024 and 2023, was directors' stock compensation of $242,000 and $246,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of changes in non-vested restricted awards for the periods shown:

	For the Year Ended
	December 31, 2024
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	96,022	$17.02
Granted	81,181	13.93
Vested	(52,718)	17.10
Canceled (1)	(13,164)	17.10
Forfeited	(14,257)	16.48
Non-vested at December 31, 2024	97,064	$14.46

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of December 31, 2024, there was $762,000 of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period which is approximately 1.87 years.

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

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest Bancorp and First Fed must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2024, the Bank's CETI capital exceeded the required capital conservation buffer.

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

At December 31, 2024, First Fed exceeded all regulatory capital requirements. As of December 31, 2024, the most recent regulatory notifications categorized First Fed as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Fed’s category.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Fed in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024
Common equity tier 1 capital	$208,836	12.44%	$75,515	4.50%	$109,077	6.50%
Tier 1 risk-based capital	208,836	12.44	100,686	6.00	134,248	8.00
Total risk-based capital	228,409	13.61	134,248	8.00	167,810	10.00
Tier 1 leverage capital	208,836	9.39	88,930	4.00	111,163	5.00

As of December 31, 2023
Common equity tier 1 capital	$214,049	13.12%	$73,407	4.50%	$106,032	6.50%
Tier 1 risk-based capital	214,049	13.12	97,876	6.00	130,501	8.00
Total risk-based capital	230,163	14.11	130,501	8.00	163,127	10.00
Tier 1 leverage capital	214,049	9.90	86,508	4.00	108,135	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
	2024	2023
	(In thousands)
Beginning balance	$236	$64
Loan advances	525	34
Loan repayments	(676)	—
Reclassifications (1)	9,723	138
Ending balance	$9,808	$236

(1) Represents loans that were once considered related party but are no longer considered related party or loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $7.0 million and $4.5 million at December 31, 2024 and 2023, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Fed evaluates each customer’s creditworthiness on a case-by-case basis. First Fed did not incur any significant losses on its commitments for the years ended December 31, 2024, and 2023.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

	December 31, 2024	December 31, 2023
	(In thousands)
Commitments to grant loans	$—	$220
Standby letters of credit	2,017	200
Unfunded commitments under lines of credit or existing loans	163,827	147,981

Low-Income Housing Tax Credit Investments - The carrying value of the unconsolidated LIHTC investment was $4.5 million and $4.7 million at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized tax benefits of $292,000 and $194,000 and proportional amortization of $251,000 and $165,000, respectively.

Total unfunded contingent commitments related to the Company’s LIHTC investment totaled $2.4 million and $4.4 million, at December 31, 2024 and 2023, respectively. The Company expects to fund LIHTC commitments of $1.9 million during the year ending  December 31, 2025, with the remaining commitment of $522,000 funded prior to December 31, 2037. There were no impairment losses on the Company’s LIHTC investment during the years ended  December 31, 2024 and 2023.

Legal contingencies - Various legal claims may arise from time to time in the normal course of business, which, in the opinion of management, have no current material effect on First Fed’s consolidated financial statements.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Fed’s loan portfolio, thereby exposing First Fed to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Fed’s equity, excluding accumulated other comprehensive income (loss). At December 31, 2024 and 2023, First Fed’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $1.33 billion and $1.33 billion, or 78.3% and 80.0%, of First Fed’s total loan portfolio at December 31, 2024 and 2023, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one-to-four family residential loans, are included in the total loans secured by real estate for purposes of this calculation.

At December 31, 2024 and 2023, First Fed’s most significant investment portfolio exposure was with U.S. Government, its agencies, and Government-Sponsored Enterprises ("GSEs"). First Fed’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $134.7 million and $88.7 million, or 38.0% and 28.7% of First Fed’s total investment portfolio (including FHLB stock), at December 31, 2024 and 2023, respectively. At  December 31, 2024 and 2023, First Fed's second most significant investment concentration of credit risk was from municipal bonds totaling $77.9 million and $87.8 million, or 22.0% and 28.4% of the total investment portfolio, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available for sale
Municipal bonds	$12,059	$65,817	$—	$77,876
ABS agency	—	12,876	—	12,876
ABS corporate	—	16,122	—	16,122
SBA	—	8,666	—	8,666
Corporate debt	1,917	52,574	—	54,491
MBS agency	—	98,697	—	98,697
MBS non-agency	—	39,735	31,881	71,616
Sold loan servicing rights	—	—	3,281	3,281
Interest rate swap derivative	—	267	—	267
Total assets measured at fair value	$13,976	$294,754	$35,162	$343,892
Financial Liabilities
Interest rate swap derivative	$—	$123	$—	$123

	December 31, 2023
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available for sale
Municipal bonds	$5,118	$82,643	$—	$87,761
ABS agency	—	11,782	—	11,782
ABS corporate	—	5,286	—	5,286
Corporate debt	1,883	49,571	—	51,454
MBS agency	—	63,247	—	63,247
MBS non-agency	—	48,624	27,469	76,093
Sold loan servicing rights	—	—	3,793	3,793
Total assets measured at fair value	$7,001	$261,153	$31,262	$299,416
Financial Liabilities
Interest rate swap derivative	$—	$1,002	$—	$1,002

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

December 31, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (a)
Sold loan servicing rights	$3,281	Discounted cash flow	Constant prepayment rate	5.05% - 29.58% (6.83%)
			Discount rate	11.13% - 13.52% (11.78%)
MBS non-agency	$31,881	Consensus pricing	Offered quotes	99 - 101
(a) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Year Ended December 31,
	2024	2023
	(In thousands)
Sold loan servicing rights:
Balance at beginning of period	$3,793	$3,887
Servicing rights that result from transfers and sale of financial assets	38	149
Changes in fair value due to changes in model inputs or assumptions (1)	(550)	(243)
Balance at end of period	$3,281	$3,793
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Year Ended December 31,
	2024	2023
	(In thousands)
Securities available for sale:
MBS non-agency
Balance at beginning of period	$27,469	$29,599
Purchases	22,683	—
Principal payments and maturities	(18,410)	(1,912)
Unrealized Gains (Losses)	139	(218)
Balance at end of period	$31,881	$27,469

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collateral dependent loans	$—	$—	$33,246	$33,246

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collateral dependent loans	$—	$—	$17,388	$17,388

At December 31, 2024 and 2023, there were no collateral dependent loans with discounts to appraisal disposition value or other unobservable inputs.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2024
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$72,448	$72,448	$72,448	$—	$—
Investment securities available for sale	340,344	340,344	13,976	294,487	31,881
Loans held for sale	472	472	—	472	—
Loans receivable, net	1,675,186	1,536,748	—	—	1,536,748
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,159	8,159	—	8,159	—
Servicing rights on sold loans, at fair value	3,281	3,281	—	—	3,281
Interest rate swap derivative	267	267	—	267	—
Financial liabilities
Demand deposits	$1,040,184	$1,040,184	$1,040,184	$—	$—
Time deposits	647,842	648,232	—	—	648,232
FHLB borrowings	290,000	288,512	—	—	288,512
Line of credit	6,500	6,526	—	—	6,526
Subordinated debt, net	39,514	39,974	—	—	39,974
Accrued interest payable	3,295	3,295	—	3,295	—
Interest rate swap derivative	123	123	—	123	—

	December 31, 2023
	Carrying	Estimated Fair	Fair Value Measurements Using:
	Amount	Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$123,169	$123,169	$123,169	$—	$—
Investment securities available for sale	295,623	295,623	7,001	261,153	27,469
Loans held for sale	753	753	—	753	—
Loans receivable, net	1,642,518	1,506,130	—	—	1,506,130
FHLB stock	13,664	13,664	—	13,664	—
Accrued interest receivable	7,894	7,894	—	7,894	—
Servicing rights on sold loans, at fair value	3,793	3,793	—	—	3,793
Financial liabilities
Demand deposits	$1,025,854	$1,025,854	$1,025,854	$—	$—
Time deposits	651,038	648,428	—	—	648,428
FHLB Borrowings	275,000	271,284	—	—	271,284
Line of credit	6,500	6,524	—	—	6,524
Subordinated debt, net	39,436	42,116	—	—	42,116
Accrued interest payable	3,396	3,396	—	3,396	—
Interest rate swap derivative	1,002	1,002	—	1,002	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
	2024	2023
	(In thousands, except share data)
Net (loss) income attributable to parent:
Net (loss) income available to common shareholders	$(6,613)	$2,286
Dividends and undistributed earnings allocated to participating securities	(4)	(11)
(Loss) earnings allocated to common shareholders	$(6,617)	$2,275
Basic:
Weighted average common shares outstanding	9,443,885	9,655,499
Weighted average unvested restricted stock awards	(105,460)	(135,108)
Weighted average unallocated ESOP shares	(553,576)	(602,107)
Total basic weighted average common shares outstanding	8,784,849	8,918,284
Diluted:
Basic weighted average common shares outstanding	8,784,849	8,918,284
Dilutive restricted stock awards	—	22,896
Total diluted weighted average common shares outstanding	8,784,849	8,941,180
Basic (loss) earnings per common share	$(0.75)	$0.26
Diluted (loss) earnings per common share	$(0.75)	$0.26

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2024 and 2023, anti-dilutive shares as calculated under the treasury stock method totaled 20,468 and 10,965, respectively. All potentially dilutive shares are anti-dilutive when a loss per share is recorded and, as a result, are excluded from the diluted earnings per share calculation.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At  December 31, 2024 and 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
December 31, 2024
Investment securities (1)	$50,220	$220
Loans receivable (2)	99,812	(188)
Total	$150,032	$32

December 31, 2023
Investment securities (1)	$51,054	$1,054

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024 and 2023, the amortized cost basis of the closed portfolio used in this hedging relationship was $56.7 million, and $57.4 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $220,000 and $1.1 million, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $258.1 million, the cumulative basis adjustments associated with this hedging relationship was ($188,000), and the amount of the designated hedged items was $100.0 million. No prior year end information is provided as this hedging relationship was initiated in 2024.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
December 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$123
Interest rate swaps - loans	100,000	267	—

December 31, 2023
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$1,002

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Year Ended December 31,
	2024	2023
	(In thousands)
Total amounts recognized in interest on investment securities	$15,025	$13,279
Total amounts recognized in interest and fees on loans receivable (1)	93,752	—
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$220	$1,054
Recognized on derivatives designated as hedging instruments	(142)	(605)
Interest rate swaps - loans
Recognized on hedged items (1)	(188)	—
Recognized on derivatives designated as hedging instruments (1)	211	—
Net income recognized on fair value	$101	$449
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

The Company has interest rate swap agreements with its derivative counterparty that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At December 31, 2024, the Company had derivatives in a net liability position related to this agreement. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted cash of $3.5 million at December 31, 2024, to secure the interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of December 31, 2024, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 18 - Change in Accumulated Other Comprehensive Loss ("AOCI")

AOCI includes unrealized gain (loss) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive loss after-tax for the periods shown:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Gains (Losses) on Fair Value of Hedged Items	Total
	(In thousands)

Balance at December 31, 2022	$(38,404)	$(600)	$(1,539)	$—	$(40,543)
Other comprehensive income before reclassification	4,066	312	—	—	4,378
Amounts reclassified from accumulated other comprehensive loss	4,239	—	118	(828)	3,529
Net other comprehensive income (loss)	8,305	312	118	(828)	7,907
Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive income (loss) before reclassification	226	(198)	—	—	28
Amounts reclassified from accumulated other comprehensive loss	1,663	—	118	655	2,436
Net other comprehensive income (loss)	1,889	(198)	118	655	2,464
Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Segment Reporting

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

The accounting policies of the Bank are the same as those described in the summary of significant accounting policies in Note 1. The CODM assesses performance for the Bank and decides how to allocate resources based on net income that is reported on the income statement as consolidated net income. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from the segment assets (return on assets) in deciding whether to reinvest profits into the Bank or into other parts of the entity, such as to pay dividends or a share repurchase plan. Net income is used to monitor budget versus actual results and assess the performance of the Bank.

The Company generates revenue from interest income, fee income and other noninterest income from investments and services. All operations are based in Washington State. No single customer accounts for more than 10% of total revenue.

Note 20 - Sale and Leaseback of Premises

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

Concurrent with the closing of the sale of the Properties, the Bank entered into triple net lease agreements (the "Lease Agreements") to leaseback each of the Properties sold. Each Lease Agreement has an initial term of 15 years with one 15-year renewal option. Going forward, a monthly rent expense of $130,000 in the aggregate for all Properties will be recorded in Occupancy and Equipment. The total rent expense for the leaseback of these properties for 2024 was $1.0 million. The annual increase in rent was partially offset by the elimination of annualized depreciation expense on the buildings of $204,000. The executed Lease Agreements also generated ROU assets totaling $12.2 million and lease liabilities of $12.2 million resulting in respective increases on the Consolidated Balance Sheets which were recorded during the second quarter of 2024.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for First Northwest Bancorp.

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(In thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$441	$500
Investment in bank	178,693	180,766
Equity and partnership investments	6,424	14,122
ESOP loan receivable	7,718	8,354
Commercial business loans receivable, net	4,000	4,000
Accrued interest receivable	631	430
Prepaid expenses and other assets	2,851	1,714
Total assets	$200,758	$209,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$39,514	$39,436
Line of credit	6,500	6,500
Interest payable	375	378
Payable to subsidiary	333	174
Other liabilities	154	58
Total liabilities	46,876	46,546
Shareholders' equity	153,882	163,340
Total liabilities and shareholders' equity	$200,758	$209,886

FIRST NORTHWEST BANCORP

Condensed Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2024	2023
Operating income:
Interest and fees on loans receivable	$402	$737
Unrealized (loss) gain on equity and partnership investments	(1,201)	444
Dividends from Bank	3,000	8,000
Total operating income	2,201	9,181
Operating expenses:
Interest paid on subordinated debt, net	1,578	1,578
Interest paid on line of credit	623	855
Recapture of provision for credit losses on loans	—	(73)
Other expenses	1,427	2,817
Total operating expenses	3,628	5,177
(Loss) income before benefit for income taxes and equity in undistributed earnings of subsidiary	(1,427)	4,004
Benefit for income taxes	(930)	(873)
(Loss) income before equity in undistributed earnings of subsidiary	(497)	4,877
Equity in undistributed earnings of subsidiary	(6,116)	(2,591)
Net (loss) income	$(6,613)	$2,286

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(6,613)	$2,286
Adjustments to reconcile net (loss) income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	6,116	2,591
Amortization of deferred loan fees	—	65
Amortization of debt issuance costs	78	78
Recapture of provision for credit losses on loans	—	(73)
Change in payable to subsidiary	159	78
Change in accrued interest receivable and other assets	(68)	260
Change in accrued interest payable and other liabilities	93	(9)
Net cash from operating activities	(235)	5,276
Cash flows from investing activities:
Net decrease loans receivable	—	2,912
ESOP loan repayment	636	618
Capital contributions to partnership investments	(398)	(438)
Redemption of partnership investment	5,931	—
Capital disbursements from partnership agreements	895	733
Net cash from investing activities	7,064	3,825
Cash flows from financing activities:
Net decrease in line of credit	—	(5,500)
Repurchase of common stock	(4,057)	(1,149)
Restricted stock awards canceled	(187)	(280)
Payment of dividends	(2,644)	(2,700)
Net cash from financing activities	(6,888)	(9,629)
Net decrease in cash	(59)	(528)
Cash and cash equivalents at beginning of period	500	1,028
Cash and cash equivalents at end of period	$441	$500

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$80	$(192)
Cash paid during the year for interest on borrowings	2,097	2,323

Supplemental disclosures of noncash investing activities:
Loss on equity investment in QUIL received through Quin Ventures asset sale	$—	$(225)
Write-down of equity investment	(1,762)	—

Note 22 - Subsequent Event

On March 10, 2025, the Company repurchased $5.0 million of its outstanding subordinated debt in the open market. The repurchased debt was retired and canceled, reducing the total outstanding debt of the Company. The Company repurchased the debt at an 18.1% discount to par value or $4.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s management team as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2024, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's report on internal control over financial reporting. First Northwest Bancorp's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2024, First Northwest Bancorp's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2024, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, which are included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. As previously disclosed, management concluded that, as of June 30, 2024, a material weakness existed in the design of controls over the timely recognition of changes in value of collateral-dependent individually evaluated loans and the methodology used to evaluate loans that possess characteristics distinct from existing loan groups evaluated on a pooled basis within the portfolio and, thus, in the determination of the adequacy of its allowance for credit losses on loans. Management further determined that such material weakness did not exist in the remainder of the loan portfolio.

Management, with oversight from the Audit Committee, has determined the above material weakness has been remediated. In connection with the remediation, the Bank revised loan-related policies, strengthened an existing internal control to improve the identification and accounting for individually evaluated assets, and strengthened an existing internal control to improve the evaluation of pooled loan groups utilized in the Current Expected Credit Loss model.

Except as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule.10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2024, (the "Proxy Statement"), is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained under the section captioned "Item 1. Business - Information About Our Executive Officers," which is incorporated by reference.

The Company has an audit committee. The members of the Audit Committee are directors Lynn Terwoerds (Chairperson), Sherilyn Anderson, Dana Behar, Sean Brennan, and Cindy Finnie. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined that Ms. Anderson meets the definition of "audit committee financial expert," as defined by the SEC.

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

The Company has adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

The following table summarizes share and exercise price information about First Northwest Bancorp's equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
First Northwest Bancorp 2020 Equity Incentive Plan (1)	—	N/A	221,587
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	—	221,587

(1) Shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan (the "2020 Plan") on May 5, 2020. As of December 31, 2024, 90,144 restricted shares were outstanding under the 2020 Plan and no stock options have been awarded. The restricted shares will vest in equal annual installments over periods of up to three years. All of the shares shown in column (c) may be granted under the 2020 Plan in the form of restricted shares, as well as other types of awards. No additional awards may be made under the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 Plan"), which was approved by shareholders on November 16, 2015. As of December 31, 2024, 6,920 restricted shares and no options remained outstanding under the 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the sections captioned "Corporate Governance and Board Matters – Transactions with Related Persons" and "Corporate Governance and Board Matters – Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Proposal 4 – Ratification of Appointment of Independent Auditor" in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended June 3, 2022		10-Q	3.1	8/12/2022
3.2	Bylaws of First Northwest Bancorp as amended effective June 3, 2022		10-Q	3.2	8/12/2022
4.1	Indenture, Including Forms of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031		8-K	4.1	3/25/2021
4.2	Description of Common Stock		10-Q	4.1	8/12/2022
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020		10-K	10.2	3/15/2021
10.3*	Employment Agreement with Matthew P. Deines dated December 7, 2024		8-K	10.1	12/11/2024
10.4*	First Fed Bank Executive Change in Control Plan		8-K	10.1	4/4/2024
10.5*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.6*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.7*	First Fed 2024 Officer Incentive Plan		10-Q	10.1	5/13/2024
10.8*	Non-Employee Director Compensation Policy		10-Q	10.2	5/13/2024
10.9	Loan Agreement, dated as of May 20, 2022, by and Between First Northwest Bancorp and NexBank		8-K	10.1	5/27/2022
10.10	Security Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.2	5/27/2022
10.11	Revolving Credit Note dated May 20, 2022, of First Northwest Bancorp		8-K	10.3	5/27/2022
10.12	Agreement for the Purchase and Sale of Real Property by and between First Fed Bank and Mountainseed Real Estate Services, LLC**		8-K	10.1	1/31/2024
19.1	Insider Trading Policy	X
21	Subsidiaries of First Northwest Bancorp	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Compensation Clawback Policy		10-K	97.1	3/15/2024
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

March 13, 2025	By:	/s/Matthew P. Deines
Matthew P. Deines
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Matthew P. Deines	March 13, 2025
Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Geraldine Bullard	March 13, 2025
Geraldine Bullard
Executive Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

By:	/s/Cindy H. Finnie	March 13, 2025
Cindy H. Finnie
Chair of the Board and Director

By:	/s/Sherilyn G. Anderson	March 13, 2025
Sherilyn G. Anderson
Director

By:	/s/Johanna A. Bartee	March 13, 2025
Johanna A. Bartee
Director

By:	/s/Dana D. Behar	March 13, 2025
Dana D. Behar
Director

By:	/s/Sean P. Brennan	March 13, 2025
Sean P. Brennan
Director

By:	/s/ Gabriel S. Galanda	March 13, 2025
Gabriel S. Galanda
Director

By:	/s/ Lynn A. Terwoerds	March 13, 2025
Lynn A. Terwoerds
Director

By:	/s/Norman J. Tonina, Jr.	March 13, 2025
Norman J. Tonina, Jr.
Director