Form 10-Q
period 2025-03-31
First Northwest Bancorp
filed 2025-05-12
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2025, there were 9,440,009 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$18,911	$16,811
Interest-earning deposits in banks	51,412	55,637
Investment securities available for sale, at fair value (amortized cost of $348,249 and $376,265, respectively)	315,433	340,344
Loans held for sale	2,940	472
Loans receivable (net of allowance for credit losses on loans of $20,569 and $20,449, respectively)	1,637,573	1,675,186
Federal Home Loan Bank ("FHLB") stock, at cost	13,106	14,435
Accrued interest receivable	8,319	8,159
Premises and equipment, net	9,870	10,129
Servicing rights on sold loans, at fair value	3,301	3,281
Bank-owned life insurance ("BOLI"), net	31,786	41,150
Equity and partnership investments	15,026	13,229
Goodwill and other intangible assets, net	1,082	1,082
Deferred tax asset, net	14,304	13,738
Right-of-use ("ROU") asset, net	16,687	17,001
Prepaid expenses and other assets	31,680	21,352
Total assets	$2,171,430	$2,232,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,666,068	$1,688,026
Borrowings	307,091	336,014
Accrued interest payable	2,163	3,295
Lease liability, net	17,266	17,535
Accrued expenses and other liabilities	29,767	31,770
Advances from borrowers for taxes and insurance	2,583	1,484
Total liabilities	2,024,938	2,078,124

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,440,618 and 9,353,348 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	94	93
Additional paid-in capital	93,450	93,357
Retained earnings	87,506	97,198
Accumulated other comprehensive loss, net of tax	(28,129)	(30,172)
Unearned employee stock ownership plan ("ESOP") shares	(6,429)	(6,594)
Total shareholders' equity	146,492	153,882
Total liabilities and shareholders' equity	$2,171,430	$2,232,006

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans receivable	$22,231	$22,767
Interest on investment securities	3,803	3,632
Interest on deposits and other	482	645
FHLB dividends	307	282
Total interest income	26,823	27,326
INTEREST EXPENSE
Deposits	9,737	10,112
Borrowings	3,239	3,286
Total interest expense	12,976	13,398
Net interest income	13,847	13,928
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	7,770	1,239
Provision for (recapture of) credit losses on unfunded commitments	15	(269)
Provision for credit losses	7,785	970
Net interest income after provision for credit losses	6,062	12,958
NONINTEREST INCOME
Loan and deposit service fees	1,106	1,102
Sold loan servicing fees and servicing rights mark-to-market	195	219
Net gain on sale of loans	11	52
Increase in BOLI cash surrender value	372	243
Income from BOLI death benefit, net	1,059	—
Other income	1,034	572
Total noninterest income	3,777	2,188
NONINTEREST EXPENSE
Compensation and benefits	7,715	8,128
Data processing	2,011	1,944
Occupancy and equipment	1,592	1,240
Supplies, postage, and telephone	298	293
Regulatory assessments and state taxes	479	513
Advertising	265	309
Professional fees	777	910
FDIC insurance premium	434	386
Other expense	6,429	580
Total noninterest expense	20,000	14,303
(Loss) income before (benefit) provision for income taxes	(10,161)	843
(Benefit) provision for income taxes	(1,125)	447
Net (loss) income	$(9,036)	$396

Basic and diluted (loss) earnings per common share	$(1.03)	$0.04

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net (loss) income	$(9,036)	$396

Other comprehensive (loss) income:
Unrealized holding gains (losses) on investments available for sale arising during the period	3,105	(747)
Tax effect	(666)	159
Amortization of unrecognized defined benefit ("DB") plan prior service cost	37	37
Tax effect	(8)	(8)
Reclassification adjustment for change in fair value of hedged items	(541)	929
Tax effect	116	(199)
Other comprehensive income, net of tax	2,043	171
Comprehensive (loss) income	$(6,993)	$567

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$163,340
Net income				396			396
Common stock repurchased	(214,132)	(2)	(2,169)	(872)			(3,043)
Restricted stock award grants net of forfeitures	54,512	—	—				—
Restricted stock awards canceled	(9,460)	—	(148)				(148)
Other comprehensive income, net of tax						171	171
Share-based compensation expense			264				264
ESOP shares committed to be released			32		165		197
Cash dividends declared ($0.07 per share)				(671)			(671)
Balance at March 31, 2024	9,442,796	$94	$93,763	$106,202	$(7,088)	$(32,465)	$160,506

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(9,036)			(9,036)
Restricted stock award grants net of forfeitures	94,549	1	—				1
Restricted stock awards canceled	(7,279)	—	(76)				(76)
Other comprehensive income, net of tax						2,043	2,043
Share-based compensation expense			194				194
ESOP shares committed to be released			(25)		165		140
Cash dividends declared ($0.07 per share)				(656)			(656)
Balance at March 31, 2025	9,440,618	$94	$93,450	$87,506	$(6,429)	$(28,129)	$146,492

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income before noncontrolling interest	$(9,036)	$396
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	330	382
Amortization of core deposit intangible	—	1
Amortization and accretion of premiums and discounts on investments, net	59	179
Accretion of deferred loan fees and purchased premiums, net	(446)	(353)
Amortization of debt issuance costs	77	19
Change in fair value of sold loan servicing rights	(9)	(17)
Additions to servicing rights on sold loans, net	(11)	(10)
Provision for credit losses on loans	7,770	1,239
Provision for (recapture of) credit losses on unfunded commitments	15	(269)
Allocation of ESOP shares	140	197
Share-based compensation expense	194	264
Gain on sale of loans, net	(11)	(52)
Gain on extinguishment of subordinated debt	(905)	—
Increase in BOLI cash surrender value, net	(372)	(243)
Income from BOLI death benefit, net	(1,059)	—
Origination of loans held for sale	(6,109)	(5,421)
Proceeds from sale of loans held for sale	3,652	5,238
Change in assets and liabilities:
Increase in accrued interest receivable	(160)	(1,015)
Decrease in ROU asset	314	206
Increase in prepaid expenses and other assets	(11,675)	(6,509)
Decrease in accrued interest payable	(1,132)	(566)
Decrease in lease liabilities	(269)	(201)
(Decrease) increase in accrued expenses and other liabilities	(3,100)	1,670
Net cash used by operating activities	(21,743)	(4,865)

Cash flows from investing activities:
Purchase of securities available for sale	—	(45,292)
Proceeds from maturities, calls, and principal repayments of securities available for sale	27,957	14,031
Redemption (purchase) of FHLB stock	1,329	(2,212)
Early surrender of BOLI policies	9,381	6,140
Proceeds from BOLI death benefit	528	—
Net decrease (increase) in loans receivable	30,289	(51,142)
Purchase of premises and equipment, net of amortization	(71)	(113)
Capital contributions to equity and partnership investments	(295)	(50)
Capital disbursements received from equity and partnership investments	179	263
Capital contributions to low-income housing tax credit partnerships	—	(91)
Net cash provided (used) by investing activities	69,297	(78,466)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Net decrease in deposits	$(21,958)	$(10,268)
Proceeds from long-term FHLB advances	30,000	30,000
Repayment of long-term FHLB advances	(20,000)	(15,000)
Net (decrease) increase in short-term FHLB advances	(40,000)	32,000
Redemption of subordinated debt, net	(4,095)	—
Net increase in line of credit	6,000	3,500
Net increase in advances from borrowers for taxes and insurance	1,099	1,138
Payment of dividends	(649)	(671)
Restricted stock awards canceled	(76)	(148)
Repurchase of common stock	—	(3,043)
Net cash (used) provided by financing activities	(49,679)	37,508
Net decrease in cash and cash equivalents	(2,125)	(45,823)
Cash and cash equivalents at beginning of period	72,448	123,169
Cash and cash equivalents at end of period	$70,323	$77,346

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$14,166	$13,964

Supplemental disclosures of noncash investing activities:
Change in unrealized gain (loss) on securities available for sale	$3,105	$(747)
Change in unrealized (loss) gain on fair value hedge	(541)	929
Amortization of unrecognized DB plan prior service cost	37	37
Transfer of BOLI receivable to prepaid expenses and other assets due to death benefit accrued but not paid at period end	1,404	—
Series A equity investment acquired upon conversion of commercial business loan	1,260	—

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

First Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Fed. Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to the Bank for balance sheet and income statement related disclosures.

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in western Washington State with offices in Clallam, Jefferson, Kitsap, King, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  March 31, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$93,001	$—	$(14,706)	$78,295	$—
U.S. government agency issued asset-backed securities (ABS agency)	12,689	13	(59)	12,643	—
Corporate issued asset-backed securities (ABS corporate)	15,709	20	(58)	15,671	—
Corporate issued debt securities (Corporate debt)	58,075	74	(3,082)	55,067	—
U.S. Small Business Administration securities (SBA)	8,061	15	(15)	8,061	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	107,984	148	(11,490)	96,642	—
Non-agency issued mortgage-backed securities (MBS non-agency)	52,730	3	(3,679)	49,054	—
Total securities available for sale	$348,249	$273	$(33,089)	$315,433	$—

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2024, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$93,212	$—	$(15,336)	$77,876	$—
ABS agency	12,944	16	(84)	12,876	—
ABS corporate	16,065	62	(5)	16,122	—
Corporate debt	58,106	55	(3,670)	54,491	—
SBA	8,664	18	(16)	8,666	—
Mortgage-backed securities:
MBS agency	111,372	83	(12,758)	98,697	—
MBS non-agency	75,902	4	(4,290)	71,616	—
Total securities available for sale	$376,265	$238	$(36,159)	$340,344	$—

There were no securities classified as held-to-maturity at  March 31, 2025 and December 31, 2024. There was no allowance for credit losses on investment securities recorded at  March 31, 2025 and December 31, 2024, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.2 million and $2.0 million as of  March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2025:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(14,706)	$78,295	$(14,706)	$78,295
ABS agency	—	—	(59)	6,297	(59)	6,297
ABS corporate	(22)	3,978	(36)	5,673	(58)	9,651
Corporate debt	—	—	(3,082)	51,902	(3,082)	51,902
SBA	—	—	(15)	2,251	(15)	2,251
Mortgage-backed securities:
MBS agency	(79)	8,386	(11,411)	53,788	(11,490)	62,174
MBS non-agency	(21)	4,347	(3,658)	40,917	(3,679)	45,264
Total available-for-sale in a loss position	$(122)	$16,711	$(32,967)	$239,123	$(33,089)	$255,834

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,336)	$77,876	$(15,336)	$77,876
ABS agency	(21)	2,957	(63)	6,311	(84)	9,268
ABS corporate	—	—	(5)	2,798	(5)	2,798
Corporate debt	—	—	(3,670)	46,355	(3,670)	46,355
SBA	(16)	3,093	—	—	(16)	3,093
Mortgage-backed securities:
MBS agency	(545)	26,531	(12,213)	51,181	(12,758)	77,712
MBS non-agency	(71)	9,352	(4,219)	57,470	(4,290)	66,822
Total available-for-sale in a loss position	$(653)	$41,933	$(35,506)	$241,991	$(36,159)	$283,924

There were 9 available-for-sale securities with unrealized losses of less than one year, and 147 available-for-sale securities with an unrealized loss of more than one year at March 31, 2025. There were 22 available-for-sale securities with unrealized losses of less than one year, and 144 available-for-sale securities with an unrealized loss of more than one year at December 31, 2024. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at March 31, 2025, or December 31, 2024.

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

	March 31, 2025
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$11,278	$11,182
Due after one through five years	12,267	12,227
Due after five through ten years	8,021	7,649
Due after ten years	129,148	114,638
Total mortgage-backed securities	160,714	145,696
All other investment securities:
Due within one year	—	—
Due after one through five years	21,538	20,868
Due after five through ten years	61,073	56,615
Due after ten years	104,924	92,254
Total all other investment securities	187,535	169,737
Total investment securities	$348,249	$315,433

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$26,690	$26,509
Due after one through five years	11,564	11,539
Due after five through ten years	8,080	7,609
Due after ten years	140,940	124,656
Total mortgage-backed securities	187,274	170,313
All other investment securities:
Due within one year	—	—
Due after one through five years	21,559	20,751
Due after five through ten years	58,535	53,321
Due after ten years	108,897	95,959
Total all other investment securities	188,991	170,031
Total investment securities	$376,265	$340,344

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $20.1 million as of  March 31, 2025 and $19.1 million as of December 31, 2024. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.1 million as of  March 31, 2025 and $6.0 million as of December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Real Estate:
One-to-four family	$394,428	$395,315
Multi-family	338,147	332,596
Commercial real estate	387,312	390,379
Construction and land	64,877	78,110
Total real estate loans	1,184,764	1,196,400
Consumer:
Home equity	79,151	79,054
Auto and other consumer	273,878	268,876
Total consumer loans	353,029	347,930
Commercial business loans	119,783	151,493
Total loans receivable	1,657,576	1,695,823
Less:
Derivative basis adjustment	(566)	188
Allowance for credit losses on loans	20,569	20,449
Total loans receivable, net	$1,637,573	$1,675,186

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	March 31, 2025			December 31, 2024
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$315	$1,089	$1,404	$364	$1,113	$1,477
Commercial real estate	4	—	4	4	5,594	5,598
Construction and land	9	15,271	15,280	10	19,534	19,544
Home equity	54	—	54	55	—	55
Auto and other consumer	132	578	710	—	700	700
Commercial business	2,761	142	2,903	2,537	604	3,141
Total nonaccrual loans	$3,275	$17,080	$20,355	$2,970	$27,545	$30,515

Interest income recognized on a cash basis on nonaccrual loans for the three months ended March 31, 2025 and 2024, was $8,000 and $75,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2025 and  December 31, 2024.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
March 31, 2025	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,041	$—	$877	$1,918	$392,510	$394,428
Multi-family	—	—	—	—	338,147	338,147
Commercial real estate	—	—	—	—	387,312	387,312
Construction and land	14	—	15,270	15,284	49,593	64,877
Total real estate loans	1,055	—	16,147	17,202	1,167,562	1,184,764
Consumer:
Home equity	326	11	—	337	78,814	79,151
Auto and other consumer	2,724	467	683	3,874	270,004	273,878
Total consumer loans	3,050	478	683	4,211	348,818	353,029
Commercial business loans	694	105	108	907	118,876	119,783
Total loans	$4,799	$583	$16,938	$22,320	$1,635,256	$1,657,576

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$333	$321	$839	$1,493	$393,822	$395,315
Multi-family	876	—	—	876	331,720	332,596
Commercial real estate	—	—	5,594	5,594	384,785	390,379
Construction and land	17	8,150	11,384	19,551	58,559	78,110
Total real estate loans	1,226	8,471	17,817	27,514	1,168,886	1,196,400
Consumer:
Home equity	53	—	—	53	79,001	79,054
Auto and other consumer	2,905	437	700	4,042	264,834	268,876
Total consumer loans	2,958	437	700	4,095	343,835	347,930
Commercial business loans	676	—	604	1,280	150,213	151,493
Total loans	$4,860	$8,908	$19,121	$32,889	$1,662,934	$1,695,823

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of March 31, 2025, as well as gross charge-off activity for the three months ended March 31, 2025. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2025	2024	2023	2022	2021	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$1,939	$2,543	$8,522	$132,589	$116,348	$127,420	$—	$389,361
Watch (Grade 4)	—	—	—	296	—	2,676	—	2,972
Special Mention (Grade 5)	—	—	—	—	—	672	—	672
Substandard (Grade 6)	—	—	—	259	—	1,164	—	1,423
Total one-to-four family	1,939	2,543	8,522	133,144	116,348	131,932	—	394,428
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	5,259	19,733	26,000	107,769	74,159	60,736	—	293,656
Watch (Grade 4)	—	8,722	5,525	1,756	22,957	2,201	—	41,161
Special Mention (Grade 5)	—	—	3,330	—	—	—	—	3,330
Total multi-family	5,259	28,455	34,855	109,525	97,116	62,937	—	338,147
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	15,689	35,273	51,227	61,203	96,154	100,684	—	360,230
Watch (Grade 4)	—	548	3,755	10,310	1,077	762	—	16,452
Special Mention (Grade 5)	—	—	—	—	—	3,931	—	3,931
Substandard (Grade 6)	6,695	—	—	4	—	—	—	6,699
Total commercial real estate	22,384	35,821	54,982	71,517	97,231	105,377	—	387,312
Gross charge-offs year-to-date	—	—	—	—	5,571	—	—	5,571
Construction and Land
Pass (Grades 1-3)	2,216	21,704	13,666	8,349	1,559	649	—	48,143
Watch (Grade 4)	—	1,427	—	—	—	27	—	1,454
Substandard (Grade 6)	—	7,150	8,120	—	—	10	—	15,280
Total construction and land	2,216	30,281	21,786	8,349	1,559	686	—	64,877
Gross charge-offs year-to-date	—	—	374	—	—	—	—	374
Home Equity
Pass (Grades 1-3)	1,151	4,925	5,444	5,608	4,034	7,560	49,778	78,500
Watch (Grade 4)	—	393	—	64	—	56	73	586
Substandard (Grade 6)	—	—	—	—	—	65	—	65
Total home equity	1,151	5,318	5,444	5,672	4,034	7,681	49,851	79,151
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	15,527	61,231	38,874	48,063	52,440	52,662	555	269,352
Watch (Grade 4)	—	730	449	930	464	582	—	3,155
Special Mention (Grade 5)	—	200	169	52	—	19	—	440
Substandard (Grade 6)	—	—	430	167	31	303	—	931
Total auto and other consumer	15,527	62,161	39,922	49,212	52,935	53,566	555	273,878
Gross charge-offs year-to-date	—	—	122	87	—	15	19	243
Commercial business
Pass (Grades 1-3)	6,003	30,424	18,400	8,150	3,425	1,752	38,512	106,666
Watch (Grade 4)	78	—	127	1,311	303	—	1,189	3,008
Special Mention (Grade 5)	15	—	182	895	1,518	1	296	2,907
Substandard (Grade 6)	132	45	108	3,444	1,449	4	2,020	7,202
Total commercial business	6,228	30,469	18,817	13,800	6,695	1,757	42,017	119,783
Gross charge-offs year-to-date	—	—	—	577	333	603	—	1,513
Total loans
Pass (Grades 1-3)	47,784	175,833	162,133	371,731	348,119	351,463	88,845	1,545,908
Watch (Grade 4)	78	11,820	9,856	14,667	24,801	6,304	1,262	68,788
Special Mention (Grade 5)	15	200	3,681	947	1,518	4,623	296	11,280
Substandard (Grade 6)	6,827	7,195	8,658	3,874	1,480	1,546	2,020	31,600
Total loans	$54,704	$195,048	$184,328	$391,219	$375,918	$363,936	$92,423	$1,657,576
Total gross charge-offs year-to-date	$—	$—	$496	$664	$5,904	$618	$19	$7,701

(1) Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2024, as well as gross charge-off activity for the year then ended. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2024	2023	2022	2021	2020	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$1,596	$10,315	$130,021	$116,245	$64,869	$65,927	$—	$388,973
Watch (Grade 4)	—	—	297	1,305	1,006	2,141	—	4,749
Special Mention (Grade 5)	—	—	—	—	—	78	—	78
Substandard (Grade 6)	—	—	273	—	840	402	—	1,515
Total one-to-four family	1,596	10,315	130,591	117,550	66,715	68,548	—	395,315
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	19,871	31,334	105,919	74,679	49,885	11,299	—	292,987
Watch (Grade 4)	8,755	—	1,764	23,051	1,278	976	—	35,824
Special Mention (Grade 5)	—	3,785	—	—	—	—	—	3,785
Total multi-family	28,626	35,119	107,683	97,730	51,163	12,275	—	332,596
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	35,011	51,514	72,064	97,421	74,182	28,762	—	358,954
Watch (Grade 4)	552	3,779	10,371	—	—	767	—	15,469
Special Mention (Grade 5)	—	—	—	—	1,255	2,702	—	3,957
Substandard (Grade 6)	—	—	4	11,995	—	—	—	11,999
Total commercial real estate	35,563	55,293	82,439	109,416	75,437	32,231	—	390,379
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,870	15,874	13,638	1,357	504	327	—	52,570
Watch (Grade 4)	213	5,531	—	222	—	30	—	5,996
Substandard (Grade 6)	8,150	11,384	—	—	—	10	—	19,544
Total construction and land	29,233	32,789	13,638	1,579	504	367	—	78,110
Gross charge-offs for the year	—	4,389	—	—	—	—	—	4,389
Home Equity
Pass (Grades 1-3)	5,779	5,860	5,868	4,117	2,571	4,620	49,531	78,346
Watch (Grade 4)	122	—	65	—	35	61	326	609
Substandard (Grade 6)	—	—	—	—	55	11	33	99
Total home equity	5,901	5,860	5,933	4,117	2,661	4,692	49,890	79,054
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	55,699	46,719	65,193	36,235	12,268	47,728	518	264,360
Watch (Grade 4)	848	786	980	52	217	496	—	3,379
Special Mention (Grade 5)	228	14	—	157	—	38	—	437
Substandard (Grade 6)	240	243	31	—	133	53	—	700
Total auto and other consumer	57,015	47,762	66,204	36,444	12,618	48,315	518	268,876
Gross charge-offs for the year	—	505	1,536	92	17	237	107	2,494
Commercial business
Pass (Grades 1-3)	29,228	19,478	8,744	3,633	1,495	40,670	35,209	138,457
Watch (Grade 4)	—	136	1,064	314	—	—	3	1,517
Special Mention (Grade 5)	—	—	1,279	1,552	—	2	—	2,833
Substandard (Grade 6)	47	252	3,752	1,818	611	—	2,206	8,686
Total commercial business	29,275	19,866	14,839	7,317	2,106	40,672	37,418	151,493
Gross charge-offs for the year	2,105	259	2,771	2,022	139	—	—	7,296
Total loans
Pass (Grades 1-3)	168,054	181,094	401,447	333,687	205,774	199,333	85,258	1,574,647
Watch (Grade 4)	10,490	10,232	14,541	24,944	2,536	4,471	329	67,543
Special Mention (Grade 5)	228	3,799	1,279	1,709	1,255	2,820	—	11,090
Substandard (Grade 6)	8,437	11,879	4,060	13,813	1,639	476	2,239	42,543
Total loans	$187,209	$207,004	$421,327	$374,153	$211,204	$207,100	$87,826	$1,695,823
Total Gross charge-offs for the year	$2,105	$5,153	$4,307	$2,114	$156	$237	$107	$14,179

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

As of March 31, 2025, $26.0 million of loans were individually evaluated with $2.7 million of ACLL attributed to such loans. At March 31, 2025, four individually evaluated loans totaling $2.9 million were evaluated using a discounted cash flow approach and the remaining loans totaling $23.1 million were evaluated based on the underlying value of the collateral. One $6.7 million commercial real estate loan was accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at March 31, 2025.

As of  December 31, 2024, $35.8 million of loans were individually evaluated with $2.5 million of ACLL attributed to such loans. At December 31, 2024, three individually evaluated loans with recorded investments totaling $2.5 million were evaluated using a discounted cash flow approach and the remaining loans totaling $33.2 million were evaluated based on the underlying value of the collateral. One $6.4 million commercial real estate loan was accruing interest at year end, while all other individually evaluated loans were on nonaccrual status at December 31, 2024.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
March 31, 2025	Single Family Residence	Condominium	Office Building	Total
	(In thousands)
One-to-four family	$1,089	$—	$—	$1,089
Commercial real estate	—	—	6,695	6,695
Construction and land	7,150	8,120	—	15,270
Total collateral dependent loans	$8,239	$8,120	$6,695	$23,054

	Collateral Type
December 31, 2024	Single Family Residence	Condominium	Warehouse	Business Assets	Total
	(In thousands)
One-to-four family	$1,113	$—	$—	$—	$1,113
Commercial real estate	—	—	11,995	—	11,995
Construction and land	8,150	11,384	—	—	19,534
Commercial business	—	—	—	604	604
Total collateral dependent loans	$9,263	$11,384	$11,995	$604	$33,246

Modified Loans to Troubled Borrowers. Modified loans to troubled borrowers ("MLTB") refer to modifications of loans to borrowers experiencing financial difficulty. A MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or any combination of the foregoing. The ACLL for a MLTB is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACLL for a MLTB is determined through individual evaluation.

There were no new MLTB during the three months ended March 31, 2025.

During the year ended December 31, 2024, there were two new MLTB. A commercial business loan with a recorded investment of $17,000 at the time of modification for which the Bank agreed to deferred principal payments and the borrower agreed to resume both principal and interest payments at the end of the deferral period. The commercial business loan was not in compliance with the modified terms at December 31, 2024, and the balance was charged-off. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $6.4 million. The commercial real estate loan was in compliance with the modified terms at both  March 31, 2025 and December 31, 2024.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,757	$—	$—	$119	$4,876
Multi-family	2,493	—	—	152	2,645
Commercial real estate	2,410	(5,571)	6	5,582	2,427
Construction and land	576	(374)	—	259	461
Home equity	1,322	—	—	65	1,387
Auto and other consumer	2,687	(243)	43	(38)	2,449
Commercial business	6,204	(1,513)	2	1,631	6,324
Total	$20,449	$(7,701)	$51	$7,770	$20,569

	At or For the Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$2	$1,099	$4,076
Multi-family	1,154	—	—	177	1,331
Commercial real estate	3,671	—	—	(289)	3,382
Construction and land	1,889	—	—	(899)	990
Home equity	1,077	—	—	664	1,741
Auto and other consumer	4,409	(806)	46	(806)	2,843
Commercial business	2,335	(33)	—	1,293	3,595
Total	$17,510	$(839)	$48	$1,239	$17,958

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $614,000 and $599,000 at March 31, 2025, and December 31, 2024, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2025		December 31, 2024
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$247,890	0.00%	$256,416	0.00%
Interest-bearing demand deposits	169,912	0.68	164,891	0.44
Money market accounts	424,469	2.36	413,822	2.26
Savings accounts	235,188	1.61	205,055	1.35
Certificates of deposit, customer	450,663	3.97	464,928	4.18
Certificates of deposit, brokered	137,946	4.38	182,914	4.73
Total deposits	$1,666,068	2.33	$1,688,026	2.42

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  March 31, 2025 and December 31, 2024, were $171.9 million and $174.4 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Within one year or less	$500,790	$527,486
After one year through two years	69,357	66,767
After two years through three years	12,674	29,378
After three years through four years	4,233	21,967
After four years through five years	1,555	2,244
Total certificates of deposit	$588,609	$647,842

At  March 31, 2025 and December 31, 2024, deposits included $109.8 million and $100.8 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  March 31, 2025 and December 31, 2024, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  March 31, 2025 and December 31, 2024, were funds held by federally recognized tribes totaling $28.6 million and $20.1 million, respectively. Investment securities with a carrying value of $23.6 million and $22.8 million were pledged as collateral for these deposits at  March 31, 2025 and December 31, 2024, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Demand deposits	$260	$187
Money market accounts	2,345	1,949
Savings accounts	783	953
Certificates of deposit, customer	4,522	4,494
Certificates of deposit, brokered	1,827	2,529
Total interest expense on deposits	$9,737	$10,112

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 35% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $217.6 million and $207.3 million at  March 31, 2025 and December 31, 2024, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $894.1 million and $951.8 million at  March 31, 2025 and December 31, 2024, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to collateralize public deposits and $772,000 to secure the Bellevue, Washington branch lease at March 31, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.9 million and $17.9 million at  March 31, 2025 and December 31, 2024, respectively. An overnight test of the line of credit was performed at the end of June 2024. Investment securities with a carrying value of $18.5 million and $18.6 million were pledged to the FRB at  March 31, 2025 and December 31, 2024, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. Beginning in April 2026, the interest rate on the Notes will reset quarterly to the three-month Secured Overnight Financing Rate plus 300-basis points. In March 2025, the Company repurchased $5.0 million of the Notes at a discount, resulting in a reduction to the outstanding balance and recording a gain on extinguishment of debt in noninterest income.

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on May 17, 2025.

The following table sets forth information regarding our borrowings at the end of and during the three months ended March 31, 2025. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$170,000	$90,000	$12,500	$34,591
Maximum outstanding at any month-end	170,000	115,000	12,500	39,527
Average monthly outstanding during the period	161,667	105,000	7,867	38,370
Weighted-average daily interest rates
Annual	3.74%	4.54%	8.25%	4.06%
Period End	3.88%	4.53%	8.00%	4.50%
Interest expense during the period	1,420	1,275	160	384

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  March 31, 2025 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$40,000	3.31%
After one year through two years	70,000	4.04
After two years through three years	35,000	3.78
After three years through four years	25,000	4.50
Total FHLB long-term advances	$170,000	3.88

The following table sets forth information regarding our borrowings at the end of and during the year ended December 31, 2024. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$160,000	$130,000	$6,500	$39,514
Maximum outstanding at any month-end	170,000	270,000	10,000	39,514
Average monthly outstanding during the period	136,250	137,750	6,635	39,475
Weighted-average daily interest rates
Annual	3.35%	5.38%	9.41%	4.00%
Period End	3.63%	4.64%	8.00%	3.99%

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

The effective tax rates were 11.1% and 53.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2025 and 2024 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. The effective tax rates also include estimates for taxes and penalties on the early surrender of BOLI contracts which were recorded in both periods. The effective tax rate does not include a valuation allowance for the net deferred tax asset based on management’s evaluation of cumulative earnings inclusive of other comprehensive income and available tax planning strategies.

Note 8 - Earnings (Loss) per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share data)
Net income:
Net (loss) income available to common shareholders	$(9,036)	$396
Dividends and undistributed earnings allocated to participating securities	—	(1)
(Loss) earnings allocated to common shareholders	$(9,036)	$395
Basic:
Weighted average common shares outstanding	9,380,951	9,542,514
Weighted average unvested restricted stock awards	(112,987)	(92,774)
Weighted average unallocated ESOP shares	(520,542)	(573,504)
Total basic weighted average common shares outstanding	8,747,422	8,876,236
Diluted:
Basic weighted average common shares outstanding	8,747,422	8,876,236
Dilutive restricted stock awards	—	30,948
Total diluted weighted average common shares outstanding	8,747,422	8,907,184
Basic (loss) earnings per common share	$(1.03)	$0.04
Diluted (loss) earnings per common share	$(1.03)	$0.04

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  March 31, 2025 and 2024, antidilutive shares as calculated under the treasury stock method totaled 28,364 and 582, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal and interest payments were made by the ESOP during the three months ended March 31, 2025 and 2024.

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

Compensation expense related to the ESOP for the three months ended March 31, 2025 and 2024, was $140,000 and $197,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Allocated shares	492,208	492,208
Committed to be released shares	39,663	26,442
Unallocated shares	516,158	529,379
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$5,244	$5,400

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of March 31, 2025, there were 127,038 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of March 31, 2025, there were no shares available for grant under the 2015 EIP. At this date, there are 2,500 shares granted under the 2015 EIP that are expected to vest subject to the 2015 EIP plan provisions.

There were 64,443 and 55,987 shares of restricted stock awarded, respectively, during the three months ended March 31, 2025 and 2024. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 33,251 and 0 performance shares awarded, respectively, during the three months ended March 31, 2025 and 2024. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended March 31, 2025 and 2024, total compensation expense for the equity incentive plans was $194,000 and $264,000, respectively. Included in the compensation expense for the three months ended March 31, 2025 and 2024, was directors' equity compensation of $56,000 and $54,000, respectively.

The following table provides a summary of changes in non-vested restricted stock awards for the periods shown:

Three Months Ended March 31, 2025	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	97,064	$14.46
Granted	97,694	10.45
Vested	(29,110)	16.82
Canceled (1)	(7,279)	16.82
Forfeited	(3,145)	10.07
Non-vested at March 31, 2025	155,224	11.47

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of March 31, 2025, there was $1.6 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.29 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$4,904	$73,391	$—	$78,295
ABS agency	—	12,643	—	12,643
ABS corporate	—	15,671	—	15,671
Corporate debt	1,937	53,130	—	55,067
SBA	—	8,061	—	8,061
MBS agency	—	96,642	—	96,642
MBS non-agency	—	30,511	18,543	49,054
Sold loan servicing rights	—	—	3,301	3,301
Total assets measured at fair value	$6,841	$290,049	$21,844	$318,734
Financial Liabilities
Interest rate swap derivative	$—	$1,170	$—	$1,170

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$12,059	$65,817	$—	$77,876
ABS agency	—	12,876	—	12,876
ABS corporate	—	16,122	—	16,122
Corporate debt	1,917	52,574	—	54,491
SBA	—	8,666	—	8,666
MBS agency	—	98,697	—	98,697
MBS non-agency	—	39,735	31,881	71,616
Sold loan servicing rights	—	—	3,281	3,281
Interest rate swap derivative	—	267	—	267
Total assets measured at fair value	$13,976	$294,754	$35,162	$343,892
Financial Liabilities
Interest rate swap derivative	$—	$123	$—	$123

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

March 31, 2025	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,301	Discounted cash flow	Constant prepayment rate	4.39% - 25.72% (5.77%)
			Discount rate	11.00% - 13.14% (11.58%)
MBS non-agency	$18,543	Consensus pricing	Offered quotes	98.9 - 100.5
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,281	Discounted cash flow	Constant prepayment rate	5.05% - 29.58% (6.83%)
			Discount rate	11.13% - 13.52% (11.78%)
MBS non-agency	$31,881	Consensus pricing	Offered quotes	99 - 101
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended March 31,
	2025	2024
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,281	$3,793
Servicing rights that result from transfers and sale of financial assets	11	10
Changes in fair value due to changes in model inputs or assumptions (1)	9	17
Balance at end of period	$3,301	$3,820
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended March 31,
	2025	2024
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$31,881	$27,469
Principal payments and maturities	(13,424)	(10,248)
Unrealized Gains	86	130
Balance at end of period	$18,543	$17,351

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$23,054	$23,054

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$33,246	$33,246

At  March 31, 2025 and December 31, 2024, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2025
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$70,323	$70,323	$70,323	$—	$—
Investment securities available for sale	315,433	315,433	6,841	290,049	18,543
Loans held for sale	2,940	2,940	—	2,940	—
Loans receivable, net	1,637,573	1,514,829	—	—	1,514,829
FHLB stock	13,106	13,106	—	13,106	—
Accrued interest receivable	8,319	8,319	—	8,319	—
Sold loan servicing rights, at fair value	3,301	3,301	—	—	3,301
Financial liabilities
Demand deposits	$1,077,459	$1,077,459	$1,077,459	$—	$—
Time deposits	588,609	587,839	—	—	587,839
FHLB Borrowings	260,000	259,649	—	—	259,649
Line of Credit	12,500	12,549	—	—	12,549
Subordinated debt, net	34,591	35,861	—	—	35,861
Accrued interest payable	2,163	2,163	—	2,163	—
Interest rate swap derivative	1,170	1,170	—	1,170	—

	December 31, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$72,448	$72,448	$72,448	$—	$—
Investment securities available for sale	340,344	340,344	13,976	294,487	31,881
Loans held for sale	472	472	—	472	—
Loans receivable, net	1,675,186	1,536,748	—	—	1,536,748
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,159	8,159	—	8,159	—
Sold loan servicing rights, at fair value	3,281	3,281	—	—	3,281
Interest rate swap derivative	267	267	—	267	—
Financial liabilities
Demand deposits	1,040,184	$1,040,184	$1,040,184	$—	$—
Time deposits	647,842	648,232	—	—	648,232
FHLB Borrowings	290,000	288,512	—	—	288,512
Line of Credit	6,500	6,526	—	—	6,526
Subordinated debt, net	39,514	39,974	—	—	39,974
Accrued interest payable	3,295	3,295	—	3,295	—
Interest rate swap derivative	123	123	—	123	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
	(In thousands)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive loss before reclassification	(588)	—	—	—	(588)
Amounts reclassified from accumulated other comprehensive income	—	—	29	730	759
Net other comprehensive (loss) income	(588)	—	29	730	171
Balance at March 31, 2024	$(30,687)	$(288)	$(1,392)	$(98)	$(32,465)

Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	2,439	—	—	—	2,439
Amounts reclassified from accumulated other comprehensive income	—	—	29	(425)	(396)
Net other comprehensive income (loss)	2,439	—	29	(425)	2,043
Balance at March 31, 2025	$(25,771)	$(486)	$(1,274)	$(598)	$(28,129)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
March 31, 2025
Investment securities (1)	$50,760	$760
Loans receivable (2)	100,566	566
Total	$151,326	$1,326

December 31, 2024
Investment securities (1)	$50,220	$220
Loans receivable (2)	99,812	(188)
Total	$150,032	$32

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $56.5 million and $56.7 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $760,000 and $220,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $251.3 million and $258.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $566,000 and ($188,000), respectively; and the amount of the designated hedged items was $100.0 million. for both periods.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
March 31, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$663
Interest rate swaps - loans	100,000	—	507

December 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$123
Interest rate swaps - loans	100,000	267	—

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total amounts recognized in interest on investment securities	$3,803	$3,632
Total amounts recognized in interest and fees on loans receivable	22,231	22,767
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(541)	$(967)
Recognized on derivatives designated as hedging instruments	531	1,155
Interest rate swaps - loans
Recognized on hedged items	(754)	(711)
Recognized on derivatives designated as hedging instruments	757	884
Net (expense) income recognized on fair value hedges	$(7)	$361

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At March 31, 2025, the Company had derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at March 31, 2025, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of March 31, 2025, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 14 - Segment Reporting

First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are considered to be a single industry segment for financial reporting purposes. The chief operating decision maker ("CODM") is comprised of the chief financial officer and the chief executive officer.

The accounting policies of the Bank are the same as those described in the summary of significant accounting policies in Note 1 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2024 ("2024 Form 10-K"). The CODM assesses performance for the Bank and decides how to allocate resources based on net income that is reported on the income statement as consolidated net income. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

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

Note 15 - Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, there may be a range of possible losses in excess of the established liability. For additional information, see Legal Proceedings contained in Part II, Item 1 of this Form 10-Q.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios;
•	statements regarding litigation; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of our loan portfolio;
•	legislative, regulatory and policy changes;
•	uncertainties relating to litigation;
•	continued depressed market demand for mortgage and Small Business Administration loans that we originate for sale;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•	our ability to control operating costs and expenses;
•	whether our management team can succeed in implementing our operational strategy, including but not limited to our efforts to achieve higher net interest income and noninterest revenue growth;
•	our ability to successfully execute on growth strategies related to our entry into new markets and delivery channels, including banking as a service;
•	our ability to develop user-friendly digital applications to serve existing customers and attract new customers;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	pressures on liquidity, including as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	our ability to attract and retain deposits at a reasonable cost relative to the market;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•	results of examinations by our primary or other regulatory authorities could have an adverse impact on our business and operations;
•

disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

•	risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment, geopolitical instability, including the wars in Ukraine and the Middle East, and potential recessionary and other unfavorable conditions and trends relating to housing markets, cost of living, unemployment levels, supply chain difficulties and inflationary pressures;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's 2024 Form 10-K.

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

General

First Northwest, a Washington corporation, is a bank holding company and a financial holding company. First Northwest is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments, including a 33.3% interest in The Meriwether Group, LLC ("MWG"), a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed, including equity and debt raising services. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed. The Company has also entered into partnerships to strategically invest in fintech-related businesses.

First Fed Bank is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank serves Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties in Washington State through its twelve full-service branches and six business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificate") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Frontier Fund, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33.3% interest in MWG. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Hero Fund. MWG also holds a 20% general partner interest in MWGC. MWGC holds a 0.01% general partner interest in the Hero Fund.

The Company is impacted by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal policy, including fiscal stimulus, interest rate policy and open market operations, housing, and consumer protection. Deposit flows are influenced by various factors, including changes in market rates; sales and marketing efforts; interest rates paid by competitors; available alternative investments such as money market mutual funds, the stock and bond markets; account maturities; government stimulus and unemployment programs; and the overall level of personal income and savings. Lending activities are influenced by prevailing interest rates and property values in our markets, the demand for funds, the number and quality of lenders employed by First Fed, and both regional and national economic cycles.

Our primary source of pre-tax income is net interest income. Net interest income is interest income earned on our loans and investments less interest expense paid on our deposits and borrowings. Changes in levels of interest rates impact our net interest income. A secondary source of income for the Company is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, earnings from equity and partnership investments, and gains and losses from the sale of loans and securities.

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations required to adequately provide for probable losses inherent in our loan, unfunded commitments and investment portfolios through the ACL. A recapture of previously recognized provision for credit losses may be recorded if forecasted macroeconomic factors improve, underlying balances decrease, or recoveries of amounts previously charged off are received.

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

Recent Regulatory Developments

On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (the "CRA") to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On March 28, 2025, the agencies announced their intent to issue a proposal to rescind the October 2023 final rule, and to reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of "satisfactory" in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2024 Form 10-K.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Assets. Total assets decreased to $2.17 billion, or 2.7%, at March 31, 2025, from $2.23 billion at December 31, 2024.

Cash and cash equivalents decreased by $2.1 million, or 2.9%, to $70.3 million as of March 31, 2025, compared to $72.5 million as of December 31, 2024.

Investment securities decreased $24.9 million, or 7.3%, to $315.4 million at March 31, 2025, from $340.3 million at December 31, 2024. The decrease was primarily due to maturities and early redemptions within the MBS non-agency portfolio totaling $20.2 million along with other payment activity was partially offset by a portfolio market value increase of $3.1 million during the three months ended March 31, 2025.

Included in MBS non-agency portfolio as of March 31, 2025, were $28.7 million of commercial mortgage-backed securities ("CMBS"), of which 93.4% were in "A" tranches with the remaining 6.6% in "B" tranches. Our largest exposure in the CMBS portfolio balance was to long-term care facilities, which comprised 67.8%, or $19.4 million, of our private label CMBS securities. All of the CMBS had credit enhancements at the current period end ranging from 30.8% to 93.1%, with a weighted-average credit enhancement of 62.6%, which further reduced the risk of loss on these investments.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.9 years as of both March 31, 2025 and December 31, 2024, and had an estimated average repricing term of 6.2 years as of March 31, 2025, compared to 5.3 years as of December 31, 2024, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.3 years at March 31, 2025, compared to 3.9 years at December 31, 2024. The investment portfolio was comprised of 55.9% in amortizing securities at March 31, 2025, compared to 60.2% at December 31, 2024. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We utilize our securities portfolio to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, decreased $37.6 million, or 2.2%, to $1.64 billion at March 31, 2025, from $1.68 billion at December 31, 2024. During the three months ended March 31, 2025, commercial business loans decreased $31.7 million, including a $36.2 million decrease to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation and other repayment activity, partially offset by increases from $6.7 million of organic originations, $5.9 million of draws on existing line of credit commitments and $414,000 of new purchased loans. One-to-four family loans decreased $887,000 during the three months ended March 31, 2025, as repayment activity exceeded $4.5 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $1.5 million.

Multi-family loans increased $5.6 million during the three months ended March 31, 2025, as $8.0 million of construction loans converting into permanent amortizing loans exceeded repayments. Auto and other consumer loans increased $5.0 million with auto loan purchases of $11.1 million, manufactured home loan pool purchases of $4.6 million, and additional manufactured home loan purchases of $3.6 million, partially offset by prepayments and scheduled payments. Commercial real estate loans decreased $3.1 million during the three months ended March 31, 2025, with loan charge-offs totaling $5.6 million and repayment activity exceeding $12.3 million of new loan originations and $334,000 of construction loan conversions. Home equity loan outstanding balances increased $97,000 over the prior year end due to $2.5 million of net draws on new and existing line of credit commitments and $1.1 million of home equity loan originations, partially offset by prepayments and scheduled payments.

Construction and land loans decreased $13.2 million, or 16.9%, to $64.9 million at March 31, 2025, from $78.1 million at December 31, 2024, with payment activity totaling $14.0 million and $12.8 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction projects in the portfolio are geographically dispersed throughout Western Washington as well as one project in California. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise. At March 31, 2025, 39% of construction commitments were secured by one-to-four family residential properties, which are anticipated to convert into amortizing loans upon completion and may be sold at that time.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

March 31, 2025	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$7,255	$37,631	$—	$—	$44,886
Multi-family residential	3,900	16,612	3,261	—	23,773
Commercial real estate	500	34,077	4,940	8,060	47,577
Total commitment	$11,655	$88,320	$8,201	$8,060	$116,236

Construction Funds Disbursed
One-to-four family residential	$2,125	$31,029	$—	$—	$33,154
Multi-family residential	1,305	5,896	2,198	—	9,399
Commercial real estate	269	14,742	1,608	—	16,619
Total disbursed for construction	3,699	51,667	3,806	—	59,172
Net deferred fees (costs)	5	(316)	(12)	(32)	(355)
Amortized cost for construction	$3,704	$51,351	$3,794	$(32)	$58,817

Undisbursed Commitment
One-to-four family residential	$5,130	$6,602	$—	$—	$11,732
Multi-family residential	2,595	10,716	1,063	—	14,374
Commercial real estate	231	19,335	3,332	8,060	30,958
Total undisbursed	$7,956	$36,653	$4,395	$8,060	$57,064

Land Funds Disbursed
One-to-four family residential	$2,148	$1,925	$212	$—	$4,285
Commercial real estate	900	845	—	—	1,745
Total disbursed for land	3,048	2,770	212	—	6,030
Net deferred fees	15	10	5	—	30
Amortized cost for land	$3,063	$2,780	$217	$—	$6,060
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,897	$45,945	$1,424	$54,266
Multi-family residential	3,900	14,828	5,695	24,423
Commercial real estate	500	40,259	4,215	44,974
Total commitment	$11,297	$101,032	$11,334	$123,663

Construction Funds Disbursed
One-to-four family residential	$1,769	$35,711	$1,424	$38,904
Multi-family residential	709	10,245	4,582	15,536
Commercial real estate	99	16,508	900	17,507
Total disbursed	2,577	62,464	6,906	71,947
Net deferred fees (costs)	2	(329)	(37)	(364)
Amortized cost for construction	$2,579	$62,135	$6,869	$71,583

Undisbursed Commitment
One-to-four family residential	$5,128	$10,234	$—	$15,362
Multi-family residential	3,191	4,583	1,113	8,887
Commercial real estate	401	23,751	3,315	27,467
Total undisbursed	$8,720	$38,568	$4,428	$51,716

Land Funds Disbursed
One-to-four family residential	$2,349	$2,183	$213	$4,745
Commercial real estate	900	845	—	1,745
Total disbursed for land	3,249	3,028	213	6,490
Net deferred fees	18	14	5	37
Amortized cost for land	$3,267	$3,042	$218	$6,527
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the three months ended March 31, 2025, the Company added $67.3 million of organic loan originations, of which $31.3 million, or 46.5%, were located in the Puget Sound region, $11.2 million, or 16.7%, on the North Olympic Peninsula, $9.0 million, or 13.3%, in other areas throughout Washington State, and $15.8 million, or 23.5%, in other states. The Company purchased an additional $11.1 million in auto loans, $8.2 million in manufactured home loans, $550,000 in one-to-four family loans and $418,000 in commercial business loans to borrowers located throughout the United States during the three months ended March 31, 2025. The total loan portfolio was composed of 79.4% organic originations and 20.6% purchased loans at March 31, 2025. We will continue to assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic growth through wholesale acquisitions with the goal of improving earnings while also prudently managing credit risk.

The ACLL increased to $20.6 million at March 31, 2025, compared to $20.5 million at December 31, 2024. Qualitative factor adjustments related to an increase in nonaccrual commercial business loans and an increase in the average risk rating of multi-family loans resulted in higher loss rates applied to those categories. Mild deterioration in gross domestic product and unemployment estimates further added to the increase in the allowance related to pooled loan balances. The ACLL as a percentage of total loans was 1.24% and 1.20% at March 31, 2025 and December 31, 2024, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of March 31, 2025.

Nonperforming loans decreased $10.2 million, or 33.3%, to $20.4 million at March 31, 2025, from $30.5 million at December 31, 2024, primarily attributable to loan charge-offs totaling $7.7 million and $3.9 million in payments received on commercial construction loans, partially offset by a $633,000 commercial business loan placed on nonaccrual status during the quarter. The increase in charge-off activity was related to underlying collateral deficiencies for two commercial real estate loans and a related commercial business loan totaling $6.2 million. Nonperforming loans to total loans was 1.23% at March 31, 2025, compared to 1.80% at December 31, 2024. The ACLL as a percentage of nonaccrual loans increased to 101% at March 31, 2025, up from 67% at December 31, 2024.

Classified loans decreased $10.9 million, or 25.7%, to $31.6 million at March 31, 2025, from $42.5 million at December 31, 2024, primarily due to charge-offs totaling $7.2 million and $3.9 million in payments received on commercial construction loans included in this category. An $8.1 million construction loan relationship which became classified in the fourth quarter of 2022 and a $7.1 million commercial construction loan relationship which became classified in the second quarter of 2024, account for 48% of the classified loan balance at March 31, 2025. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in these collateral-dependent relationships. The Bank is also closely monitoring a group of commercial business loans that have similar collateral, with 16 loans totaling $1.6 million included in classified loans at March 31, 2025, and an additional seven loans totaling $2.4 million included in the special mention risk grading category. The Bank continues to work with these borrowers to facilitate satisfactory repayment.

In the first quarter of 2025, the Bank recorded commercial real estate loan charge-offs totaling $5.6 million and commercial business loan charge-offs totaling $603,000 due to underlying collateral deficiencies. Additional commercial business loan charge-offs totaling $811,000 and commercial construction loan charge-offs totaling $374,000 were recorded as a result of uncertainty in the collectability of the underlying collateral in specific loan relationships. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories. Additional charged-off balances related to purchased unsecured consumer loans totaled $207,000 during the three months ended March 31, 2025. The Bank's active participation in the program was discontinued in 2023.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	March 31, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$394,428	$395,315	$(887)	(0.2)%
Multi-family	338,147	332,596	5,551	1.7
Commercial real estate	387,312	390,379	(3,067)	(0.8)
Construction and land	64,877	78,110	(13,233)	(16.9)
Total real estate loans	1,184,764	1,196,400	(11,636)	(1.0)
Consumer:
Home equity	79,151	79,054	97	0.1
Auto and other consumer	273,878	268,876	5,002	1.9
Total consumer loans	353,029	347,930	5,099	1.5
Commercial business loans	119,783	151,493	(31,710)	(20.9)
Total loans receivable	1,657,576	1,695,823	(38,247)	(2.3)
Less:
Derivative basis adjustment	(566)	188	(754)	(401.1)
Allowance for credit losses on loans	20,569	20,449	120	0.6
Loans receivable, net	$1,637,573	$1,675,186	$(37,613)	(2.2)

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
	March 31, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,404	$1,477	$(73)	(4.9)%
Commercial real estate	4	5,598	(5,594)	(99.9)
Construction and land	15,280	19,544	(4,264)	(21.8)
Total real estate loans	16,688	26,619	(9,931)	(37.3)
Consumer loans:
Home equity	54	55	(1)	(1.8)
Auto and other consumer	710	700	10	1.4
Total consumer loans	764	755	9	1.2
Commercial business	2,903	3,141	(238)	(7.6)
Total nonaccrual loans	$20,355	$30,515	$(10,160)	(33.3)

MLTB loans:
Commercial real estate	$6,695	$6,402	$293	4.6
Commercial business	108	111	(3)	(2.7)
Total restructured loans	$6,803	$6,513	$290	4.5

Nonaccrual loans as a percentage of total loans	1.23%	1.80%	(0.57)%	(31.7)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$108	$111	$(3)	(2.7)%

In the first quarter of 2025, a commercial business loan receivable held by First Northwest converted into a Series A security valued at $1.3 million. The transaction resulted in a $1.0 million reduction to loans receivable, a $260,000 reduction to interest receivable and a $1.3 million increase to equity investments.

Also in the first quarter of 2025, a BOLI group life policy with a $9.4 million carrying value was terminated and the balance reclassified from BOLI to other assets until reimbursement is received from the issuer. In April, the Bank reinvested the value of the terminated policy into a new BOLI separate life policy.

Liabilities. Total liabilities decreased to $2.02 billion at March 31, 2025, from $2.08 billion at December 31, 2024, due to decreases in brokered deposits of $45.0 million and borrowings of $28.9 million, partially offset by an increase in customer deposit balances of $23.0 million.

Deposit account balances decreased $22.0 million, or 1.3%, to $1.67 billion at March 31, 2025 from $1.69 billion at December 31, 2024. During the first three months of 2025, total customer deposit balances increased $23.0 million and brokered deposit balances decreased $45.0 million. Within customer deposit balances, increases in savings accounts of $30.1 million and money market accounts of $10.7 million were partially offset by decreases in customer term certificates of $14.3 million and demand deposit accounts of $3.5 million. Increases in savings and money market accounts were driven by customer behavior as they sought out higher rates offered as term certificate specials matured and specials ended. We utilize brokered CDs as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment contributed to continued competition for deposits during the first quarter of 2025. As a result, the Bank continued offering deposit rate specials to retain existing balances and attract new funds.

FHLB advances decreased $30.0 million, or 10.3% to $260.0 million at March 31, 2025, from $290.0 million at December 31, 2024. The Bank reduced short-term FHLB advances while long-term advances marginally increased to provide additional balance sheet liquidity. The Company also redeemed $5.0 million of subordinated debt during the first quarter of 2025 at a discount, resulting in a one-time gain on extinguishment of debt recorded in other noninterest income.

Equity. Total shareholders' equity decreased $7.4 million to $146.5 million for the three months ended March 31, 2025, due to a $9.0 million net loss recorded during that period, $656,000 of dividends declared and a $425,000 decrease in the post-tax fair market value of derivatives. These decreases were partially offset by an increase in the after-tax fair market values of the available-for-sale investment securities portfolio of $2.4 million. During the first quarter of 2025, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

General. The Company recorded a net loss of $9.0 million for the three months ended March 31, 2025, compared to net income of $396,000 for the three months ended March 31, 2024. A $6.8 million increase in provision for credit losses and a $5.7 million increase in noninterest expense were partially offset by a decrease in provision for income tax of $1.6 million and a $1.6 million increase in noninterest income.

Net Interest Income. Net interest income decreased $81,000 to $13.9 million for the three months ended March 31, 2025, from $13.9 million for the three months ended March 31, 2024, as declines in loan and interest-earning deposit income outpaced reduced deposit costs.

Average earning assets increased $3.9 million year-over-year. The yield on average interest-earning assets decreased 7 basis points to 5.35% for the three months ended March 31, 2025, compared to 5.42% for the same period in the prior year, due to decreases in average net loans receivable and interest-earning deposit account balances, along with decreased yields on all interest-earning assets.

The average cost of interest-bearing liabilities decreased to 3.05% for the three months ended March 31, 2025, compared to 3.14% for the same period last year, due primarily to lower rates paid on savings accounts, CDs, and advances along with decreases in the average balances of brokered CDs, savings account balances and subordinated debt. Total cost of funds decreased 7 basis points to 2.67% for the three months ended March 31, 2025, from 2.74% for the same period in 2024. The net interest margin remained flat at 2.76% for both the three months ended March 31, 2025 and the same period in 2024.

Interest Income. Total interest income decreased $503,000, or 1.8%, to $26.8 million for the three months ended March 31, 2025, from $27.3 million for the comparable period in 2024, primarily due to a decrease in yields on all interest-earning assets and a decrease in average net loans receivable balances. Interest and fees on loans receivable decreased $536,000, to $22.2 million for the three months ended March 31, 2025, from $22.8 million for the three months ended March 31, 2024, primarily due to a decrease in the average balance of net loans receivable of $19.5 million compared to the prior year, coupled with a decrease in average loan yields to 5.49% for the three months ended March 31, 2025, from 5.51% for the same period in 2024. Average balances in the loan portfolio decreased primarily due to a lower average volume of construction loans partially offset by higher average volumes of one-to-four family, purchased auto and purchased manufactured home loans. Loan yields decreased over the prior year due to the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also decreased 12 basis points to 4.63% compared to the same period in 2024, due to floating bond yields and maturities of higher yielding fixed-rate investments.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2025		2024
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,641,937	5.49%	$1,661,420	5.51%	$(536)
Investment securities	333,208	4.63	307,490	4.75	171
FHLB stock	13,609	9.15	12,328	9.20	25
Interest-earning deposits in banks	42,917	4.55	46,583	5.57	(163)
Total interest-earning assets	$2,031,671	5.35	$2,027,821	5.42	$(503)

Interest Expense. Total interest expense decreased $422,000, or 3.1%, to $13.0 million for the three months ended March 31, 2025, compared to $13.4 million for the three months ended March 31, 2024. The decrease over the first three months of 2024 was the result of a 4-basis point decrease in the cost of total deposits from 2.43% one year prior to 2.39% along with a reduction of brokered CDs. A shift in the deposit mix from savings accounts and brokered CDs to a higher volume of customer CDs and money market accounts resulted in a lower cost of deposits. Interest expense on borrowings increased marginally due to a $25.5 million increase in the average balance, partially offset by a 39-basis point decrease in the cost of advances, primarily FHLB advances, compared to the same period in 2024.

During the three months ended March 31, 2025, interest expense on CDs decreased due to lower average balances of $33.2 million, primarily brokered CDs, along with a 17-basis point increase in the average rates paid, compared to the three months ended March 31, 2024. During the same period, the average balances of money market accounts increased $36.9 million, with a 21-basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts decreased to 2.80% for the three months ended March 31, 2025, from 2.86% for the three months ended March 31, 2024. The Bank continues to use promotional products designed to retain existing deposits and generate new deposits. Promotional rates are regularly reviewed and adjusted. The mix of customer deposit balances shifted from savings accounts towards money market accounts and CDs. Customer CDs represented 27.0% and 25.1% of total deposits at March 31, 2025 and 2024, respectively. Brokered CDs represented 8.3% and 11.5% of total deposits at March 31, 2025 and 2024, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2025		2024
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$168,414	0.63%	$165,379	0.45%	$73
Money market accounts	414,425	2.29	377,505	2.08	396
Savings accounts	216,499	1.47	235,784	1.63	(170)
Certificates of deposit, customer	451,936	4.06	437,525	4.13	28
Certificates of deposit, brokered	158,269	4.68	205,923	4.94	(702)
Advances	279,500	4.14	252,912	4.60	(37)
Subordinated debt	38,370	4.06	39,446	4.02	(10)
Total interest-bearing liabilities	$1,727,413	3.05	$1,714,474	3.14	$(422)

Provision for Credit Losses. The Company recorded a $7.8 million loan loss provision and a $15,000 unfunded commitment provision for the three months ended March 31, 2025. This compares to a $1.2 million loan loss provision offset by a $269,000 unfunded commitment provision recapture for the three months ended March 31, 2024. The higher provision for credit losses on loans compared to the same period in 2024 was mainly due to underlying collateral deficiencies for two commercial real estate loans, a commercial business loan, a group of commercial equipment loans and consumer unsecured loans resulting in net charge-offs totaling $7.7 million for the three-month period. Increases in qualitative factor adjustments and a mild increase in factors related the general economic outlook applied to the remaining loan portfolio balance at March 31, 2025 also contributed to the higher provision. The increase in unfunded commitment provision compared to the same period in 2024 was due to higher balances.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Provision for credit losses on loans	$7,770	$1,239
Net charge-offs	(7,650)	(791)
Allowance for credit losses on loans	20,569	17,958
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.24%	1.05%
Total nonaccrual loans	20,355	19,481
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	101%	92%
Nonaccrual loans and accruing loans 90 days or more past due as a percentage of total loans receivable	1.23%	1.64%
Total loans receivable	$1,657,576	$1,711,442

Provision for (recapture of) credit losses on unfunded commitments	$15	$(269)
Reserve for unfunded commitments	614	548
Unfunded loan commitments	175,100	148,736

Noninterest Income. Noninterest income increased $1.6 million, or 72.6%, to $3.8 million for the three months ended March 31, 2025, from $2.2 million for the three months ended March 31, 2024. The increase was primarily due to income from a $1.1 million BOLI death benefit and a $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount. As a result of the conversion of lower-yielding BOLI policies in 2024, there was a period-over-period increase in BOLI cash surrender value.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,106	$1,102	$4	0.4%
Sold loan servicing fees and servicing rights mark-to-market	195	219	(24)	(11.0)
Net gain on sale of loans	11	52	(41)	(78.8)
Increase in BOLI cash surrender value	372	243	129	53.1
Income from BOLI death benefit, net	1,059	—	1,059	100.0
Other income	1,034	572	462	80.8
Total noninterest income	$3,777	$2,188	$1,589	72.6

Noninterest Expense. Noninterest expense increased $5.7 million, or 39.8%, to $20.0 million for the three months ended March 31, 2025, compared to $14.3 million for the three months ended March 31, 2024. The increase in expenses compared to the same period in 2024 is mainly due to a $5.8 million accrued legal reserve included in other expense and an increase in occupancy and equipment due to additional rent related to a sale-leaseback transaction in the second quarter of 2024. These increases were partially offset by lower compensation and benefit costs due to a smaller workforce and lower professional fees. The Company continues to focus on controlling compensation expense and reducing advertising and other discretionary spending to improve earnings.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,715	$8,128	$(413)	(5.1)%
Data processing	2,011	1,944	67	3.4
Occupancy and equipment	1,592	1,240	352	28.4
Supplies, postage, and telephone	298	293	5	1.7
Regulatory assessments and state taxes	479	513	(34)	(6.6)
Advertising	265	309	(44)	(14.2)
Professional fees	777	910	(133)	(14.6)
FDIC insurance premium	434	386	48	12.4
Other expense	6,429	580	5,849	1,008.4
Total noninterest expense	$20,000	$14,303	$5,697	39.8

Provision for Income Tax. An income tax benefit of $1.1 million was recorded for the three months ended March 31, 2025, compared to an expense of $447,000 for the three months ended March 31, 2024, due to a period-over-period decrease in income before taxes of $11.0 million. Both periods include a tax penalty estimate for the early surrender of BOLI contracts. The provision also includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2025 and 2024. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2025			2024
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,641,937	$22,231	5.49%	$1,661,420	$22,767	5.51%
Total investment securities	333,208	3,803	4.63	307,490	3,632	4.75
FHLB dividends	13,609	307	9.15	12,328	282	9.20
Interest-earning deposits in banks	42,917	482	4.55	46,583	645	5.57
Total interest-earning assets (3)	2,031,671	26,823	5.35	2,027,821	27,326	5.42
Noninterest-earning assets	143,077			138,366
Total average assets	$2,174,748			$2,166,187
Interest-bearing liabilities:
Interest-bearing demand deposits	$168,414	$260	0.63	$165,379	$187	0.45
Money market accounts	414,425	2,345	2.29	377,505	1,949	2.08
Savings accounts	216,499	783	1.47	235,784	953	1.63
Certificates of deposit, customer	451,936	4,522	4.06	437,525	4,494	4.13
Certificates of deposit, brokered	158,269	1,827	4.68	205,923	2,529	4.94
Total interest-bearing deposits (4)	1,409,543	9,737	2.80	1,422,116	10,112	2.86
Advances	279,500	2,855	4.14	252,912	2,892	4.60
Subordinated debt	38,370	384	4.06	39,446	394	4.02
Total interest-bearing liabilities	1,727,413	12,976	3.05	1,714,474	13,398	3.14
Noninterest-bearing deposits (4)	243,569			249,283
Other noninterest-bearing liabilities	47,296			40,563
Total average liabilities	2,018,278			2,004,320
Average equity	156,470			161,867
Total average liabilities and equity	$2,174,748			$2,166,187

Net interest income		$13,847			$13,928
Net interest rate spread			2.30			2.28
Net earning assets	$304,258			$313,347
Net interest margin (5)			2.76			2.76
Average interest-earning assets to average interest-bearing liabilities	117.6%			118.3%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of ($338,000) and ($171,000) for the three months ended March 31, 2025 and 2024, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.39% and 2.43% for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended
	March 31, 2025 Compared to March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(360)	$(176)	$(536)
Investments	285	(114)	171
FHLB stock	28	(3)	25
Other (1)	(52)	(111)	(163)
Total interest-earning assets	$(99)	$(404)	$(503)

Interest-bearing liabilities:
Interest-bearing demand deposits	$1	$72	$73
Money market accounts	185	211	396
Savings accounts	(81)	(89)	(170)
Certificates of deposit, customer	126	(98)	28
Certificates of deposit, brokered	(591)	(111)	(702)
Advances	291	(328)	(37)
Subordinated debt	(13)	3	(10)
Total interest-bearing liabilities	$(82)	$(340)	$(422)

Change in net interest income	$(17)	$(64)	$(81)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2025 and the year ended December 31, 2024, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2025, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$500,790	$82,031	$5,788	$—	$588,609
FHLB advances	130,000	105,000	25,000	—	260,000
Line of credit	12,500	—	—	—	12,500
Subordinated debt obligation	—	—	—	34,591	34,591
Operating leases	1,113	2,284	2,050	11,819	17,266
Borrower taxes and insurance	2,583	—	—	—	2,583
Deferred compensation	144	247	242	728	1,361
Total contractual obligations	$647,130	$189,562	$33,080	$47,138	$916,910

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2025:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Unfunded commitments under lines of credit	$16,755	$19,020	$8,008	$74,392	$118,175
Unfunded commitments under existing construction loans	35,519	21,406	—	—	56,925
Standby letters of credit	208	—	—	200	408
Unfunded commitments under partnership agreements	3,035	—	—	—	3,035
Total commitments	$55,517	$40,426	$8,008	$74,592	$178,543

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $70.3 million and unpledged securities classified as available-for-sale had a market value of $273.4 million. The Bank pledged collateral of $538.3 million to support borrowings from the FHLB, with a remaining borrowing capacity of $217.6 million at March 31, 2025. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $18.5 million were pledged as of March 31, 2025, providing a borrowing capacity of $17.9 million. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $7.5 million at March 31, 2025.

At March 31, 2025, we had commitments to fund $408,000 in standby letters of credit and $175.1 million in undisbursed loans, including $57.1 million in undisbursed construction loan commitments.

CDs due within one year as of March 31, 2025, totaled $500.8 million, or 85.1% of CDs with a weighted-average rate of 4.11%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 62% of deposit account balances held by consumers, 22% held by business and 8% by public fund depositors, and 8% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at March 31, 2025. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2025, the Company, on an unconsolidated basis, had liquid assets of $865,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At March 31, 2025, shareholders' equity totaled $146.5 million, or 6.7% of total assets. Our book value per share of common stock was $15.52 at March 31, 2025, compared to $16.45 at December 31, 2024.

At March 31, 2025, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2025.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$198,433	9.0%	$87,772	4.0%	$109,715	5.0%
Common equity tier 1 (to risk-weighted assets)	198,433	12.1	73,776	4.5	106,565	6.5
Tier 1 risk-based capital (to risk-weighted assets)	198,433	12.1	98,368	6.0	131,157	8.0
Total risk-based capital (to risk-weighted assets)	218,878	13.4	131,157	8.0	163,946	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the 2024 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations other than the matter discussed below.

On August 27, 2024, involuntary bankruptcy proceedings were commenced against Creative Technologies, LLC, Water Station Management, LLC and Refreshing USA, LLC (collectively the “OpCo Debtors”), certain of which were borrowers of First Fed. In addition, on September 5, 2024, Ideal Property Investments LLC (“Ideal”), also a borrower of First Fed, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Eastern District of Washington. On November 8, 2024, Ideal commenced an adversary proceeding in such bankruptcy proceedings against First Fed (the “Adversary Proceeding”), seeking to avoid certain transactions with First Fed under a theory of constructive fraudulent transfer or, in the alternative, to recharacterize them.

Following commencement of the Adversary Proceeding and based on the facts and allegations asserted therein, First Fed determined, in light of its collateral position, that it was not probable that a liability had been incurred and therefore did not establish a legal reserve with respect to the Adversarial Proceeding. A judicial settlement conference was scheduled to begin on April 30, 2025 in which First Fed, the OpCo Debtors, and the Committee of Unsecured Creditors for the OpCo Debtors (the “Committee”) agreed to participate, with the purpose of resolving the Adversary Proceeding and all related claims. On April 27, 2025, the OpCo Debtors and the Committee raised previously unasserted claims relating to First Fed in connection with financial misconduct alleged against Ideal and the OpCo Debtors. As a result of this development, First Fed subsequently reevaluated its collateral position. Additionally, a legal reserve of $5.8 million was established for this matter and is included in other noninterest expense for the quarter ended March 31, 2025.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2025:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

January 1, 2025 - January 31, 2025	1,640	$—	—	846,123
February 1, 2025 - March 1, 2025	—	—	—	846,123
March 2, 2025 - April 1, 2025	5,639	—	—	846,123
Total	7,279	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 1,640 shares, 0 shares, and 5,639 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of March 31, 2025, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed 2025 Executive Officer Incentive Plan	X
10.2*	First Fed Bank Amended Executive Change in Control Plan	X
10.3*	Restricted Stock Unit Award Agreement with Matthew P. Deines effective March 7, 2025	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 12, 2025	/s/ Matthew P. Deines

Matthew P. Deines
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2025	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)