Form 10-Q
period 2025-06-30
First Northwest Bancorp
filed 2025-08-07
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2025, there were 9,418,309 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$18,487	$16,811
Interest-earning deposits in banks	69,376	55,637
Investment securities available for sale, at fair value (amortized cost of $336,206 and $376,265 at June 30, 2025 and December 31, 2024, respectively)	303,515	340,344
Loans held for sale	1,557	472
Loans receivable (net of allowance for credit losses on loans of $18,345 and $20,449 at June 30, 2025 and December 31, 2024, respectively)	1,647,217	1,675,186
Federal Home Loan Bank ("FHLB") stock, at cost	14,906	14,435
Accrued interest receivable	8,305	8,159
Premises and equipment, net	8,999	10,129
Servicing rights on sold loans, at fair value	3,220	3,281
Bank-owned life insurance ("BOLI"), net	41,380	41,150
Equity and partnership investments	14,811	13,229
Goodwill and other intangible assets, net	1,081	1,082
Deferred tax asset, net	14,266	13,738
Right-of-use ("ROU") asset, net	15,772	17,001
Prepaid expenses and other assets	32,471	21,352
Total assets	$2,195,363	$2,232,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,654,636	$1,688,026
Borrowings	344,108	336,014
Accrued interest payable	1,514	3,295
Lease liability, net	16,257	17,535
Accrued expenses and other liabilities	27,790	31,770
Advances from borrowers for taxes and insurance	1,325	1,484
Total liabilities	2,045,630	2,078,124

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,444,963 and 9,353,348 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	94	93
Additional paid-in capital	93,595	93,357
Retained earnings	90,506	97,198
Accumulated other comprehensive loss, net of tax	(28,198)	(30,172)
Unearned employee stock ownership plan ("ESOP") shares	(6,264)	(6,594)
Total shareholders' equity	149,733	153,882
Total liabilities and shareholders' equity	$2,195,363	$2,232,006

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans receivable	$22,814	$23,733	$45,045	$46,500
Interest on investment securities	3,466	3,949	7,269	7,581
Interest on deposits and other	520	571	1,002	1,216
FHLB dividends	331	358	638	640
Total interest income	27,131	28,611	53,954	55,937
INTEREST EXPENSE
Deposits	9,552	10,180	19,289	20,292
Borrowings	3,386	4,196	6,625	7,482
Total interest expense	12,938	14,376	25,914	27,774
Net interest income	14,193	14,235	28,040	28,163
PROVISION FOR CREDIT LOSSES
(Recapture of) provision for credit losses on loans	(296)	8,640	7,474	9,879
(Recapture of) provision for credit losses on unfunded commitments	(64)	99	(49)	(170)
(Recapture of) provision for credit losses	(360)	8,739	7,425	9,709
Net interest income after (recapture of) provision for credit losses	14,553	5,496	20,615	18,454
NONINTEREST INCOME
Loan and deposit service fees	1,095	1,076	2,201	2,178
Sold loan servicing fees and servicing rights mark-to-market	92	74	287	293
Net gain on sale of loans	44	150	55	202
Net loss on sale of investment securities	—	(2,117)	—	(2,117)
Net gain on sale of premises and equipment	—	7,919	—	7,919
Increase in BOLI cash surrender value	485	293	857	536
Income from BOLI death benefit, net	—	—	1,059	—
Other income (loss)	454	(48)	1,488	524
Total noninterest income	2,170	7,347	5,947	9,535
NONINTEREST EXPENSE
Compensation and benefits	4,698	8,588	12,413	16,716
Data processing	1,926	2,008	3,937	3,952
Occupancy and equipment	1,507	1,799	3,099	3,039
Supplies, postage, and telephone	346	317	644	610
Regulatory assessments and state taxes	501	457	980	970
Advertising	299	377	564	686
Professional fees	1,449	684	2,226	1,594
FDIC insurance premium	463	473	897	859
Other expense	1,576	906	8,005	1,486
Total noninterest expense	12,765	15,609	32,765	29,912
Income (loss) before provision (benefit) for income taxes	3,958	(2,766)	(6,203)	(1,923)
Provision (benefit) for income taxes	297	(547)	(828)	(100)
Net income (loss)	$3,661	$(2,219)	$(5,375)	$(1,823)

Basic and diluted earnings (loss) per common share	$0.42	$(0.25)	$(0.61)	$(0.21)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income (loss)	$3,661	$(2,219)	$(5,375)	$(1,823)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments available for sale arising during the period	125	(1,270)	3,230	(2,017)
Tax effect	(28)	273	(694)	432
Amortization of unrecognized defined benefit ("DB") plan prior service cost	38	38	75	75
Tax effect	(8)	(8)	(16)	(16)
Reclassification adjustment for change in fair value of hedged items	(250)	219	(791)	1,148
Tax effect	54	(47)	170	(246)
Reclassification adjustment for net losses on sales of securities realized in income	—	2,117	—	2,117
Tax effect	—	(454)	—	(454)
Other comprehensive (loss) income, net of tax	(69)	868	1,974	1,039
Comprehensive income (loss)	$3,592	$(1,351)	$(3,401)	$(784)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at March 31, 2024	9,442,796	$94	$93,763	$106,202	$(7,088)	$(32,465)	$160,506
Net loss				(2,219)			(2,219)
Restricted stock award grants net of forfeitures	12,151	—	—				—
Restricted stock awards canceled	(1,700)	—	(18)				(18)
Other comprehensive income, net of tax						868	868
Share-based compensation expense			257				257
ESOP shares committed to be released			(17)		165		148
Cash dividends declared ($0.07 per share)				(661)			(661)
Balance at June 30, 2024	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$158,881

Balance at March 31, 2025	9,440,618	$94	$93,450	$87,506	$(6,429)	$(28,129)	$146,492
Net income				3,661			3,661
Restricted stock award grants net of forfeitures	6,661	—	—				—
Restricted stock awards canceled	(2,316)	—	(23)				(23)
Other comprehensive loss, net of tax						(69)	(69)
Share-based compensation expense			211				211
ESOP shares committed to be released			(43)		165		122
Cash dividends declared ($0.07 per share)				(661)			(661)
Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$163,340
Net loss				(1,823)			(1,823)
Common stock repurchased	(214,132)	(2)	(2,169)	(872)			(3,043)
Restricted stock award grants net of forfeitures	66,663	—	—				—
Restricted stock awards canceled	(11,160)	—	(166)				(166)
Other comprehensive income, net of tax						1,039	1,039
Share-based compensation expense			521				521
ESOP shares committed to be released			15		330		345
Cash dividends declared ($0.14 per share)				(1,332)			(1,332)
Balance at June 30, 2024	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$158,881

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(5,375)			(5,375)
Common stock repurchased	—	—	—	—			—
Restricted stock award grants net of forfeitures	101,210	1	—				1
Restricted stock awards canceled	(9,595)	—	(99)				(99)
Other comprehensive income, net of tax						1,974	1,974
Share-based compensation expense			405				405
ESOP shares committed to be released			(68)		330		262
Cash dividends declared ($0.14 per share)				(1,317)			(1,317)
Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(5,375)	$(1,823)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	653	745
Amortization of core deposit intangible	1	2
Amortization and accretion of premiums and discounts on investments, net	74	299
Accretion of deferred loan fees and purchased premiums, net	(745)	(720)
Amortization of debt issuance costs	37	39
Change in fair value of sold loan servicing rights	78	86
Additions to servicing rights on sold loans, net	(17)	(33)
Provision for credit losses on loans	7,474	9,879
Recapture of provision for credit losses on unfunded commitments	(49)	(170)
Allocation of ESOP shares	262	345
Share-based compensation expense	405	521
Gain on sale of loans, net	(55)	(202)
Loss on sale of securities available for sale, net	—	2,117
Gain on extinguishment of subordinated debt	(848)	—
Increase in BOLI cash surrender value, net	(857)	(536)
Income from BOLI death benefit, net	(1,059)	—
Origination of loans held for sale	(11,963)	(10,366)
Proceeds from sale of loans held for sale	12,333	10,235
Change in assets and liabilities:
Increase in accrued interest receivable	(146)	(1,572)
Decrease (increase) in ROU asset	1,229	(11,580)
Increase in prepaid expenses and other assets	(10,609)	(795)
Decrease in accrued interest payable	(1,781)	(253)
(Decrease) increase in lease liabilities	(1,278)	11,626
Decrease in accrued expenses and other liabilities	(5,535)	(4,602)
Net cash (used) provided by operating activities	(17,771)	3,242

Cash flows from investing activities:
Purchase of securities available for sale	(5,534)	(53,027)
Proceeds from maturities, calls, and principal repayments of securities available for sale	45,518	18,571
Proceeds from sales of securities available for sale	—	21,048
(Purchase) redemption of FHLB stock	(471)	578
Early surrender of BOLI policies	9,381	6,140
Purchase of BOLI policies	(9,109)	(6,140)
Proceeds from BOLI death benefit	528	—
Net decrease (increase) in loans receivable	18,543	(44,405)
Sale of premises and equipment, net of amortization	477	6,590
Capital contributions to equity and partnership investments	(455)	(6,306)
Redemption of partnership investment	—	6,499
Capital disbursements received from equity and partnership investments	350	—
Capital contributions to low-income housing tax credit partnerships	—	(1,274)
Net cash provided (used) by investing activities	59,228	(51,726)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Net (decrease) increase in deposits	$(33,390)	$31,396
Proceeds from long-term FHLB advances	30,000	105,000
Repayment of long-term FHLB advances	(20,000)	(15,000)
Net increase (decrease) in short-term FHLB advances	—	(104,900)
Redemption of subordinated debt, net	(4,095)	—
Net increase (decrease) in line of credit	3,000	(3,500)
Net (decrease) increase in advances from borrowers for taxes and insurance	(159)	44
Payment of dividends	(1,299)	(1,337)
Restricted stock awards canceled	(99)	(166)
Repurchase of common stock	—	(3,043)
Net cash (used) provided by financing activities	(26,042)	8,494
Net increase (decrease) in cash and cash equivalents	15,415	(39,990)
Cash and cash equivalents at beginning of period	72,448	123,169
Cash and cash equivalents at end of period	$87,863	$83,179

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$27,753	$28,027
Cash paid for income taxes	10	3

Supplemental disclosures of noncash investing activities:
Change in unrealized gain on securities available for sale	$3,230	$100
Change in unrealized (loss) gain on fair value hedge	(791)	1,148
Amortization of unrecognized DB plan prior service cost	75	75
Loan principal transferred from held-for-investment to held-for-sale	1,400	—
Loan principal transferred to real estate owned and repossessed assets, net	1,297	—
Lease liabilities arising from obtaining right-of-use assets	1,264	12,158
Transfer of BOLI receivable to prepaid expenses and other assets due to death benefit accrued but not paid at period end	1,404	—
Transfer of BOLI receivable to prepaid expenses and other assets due to early surrender recorded but not paid at period end	9,114	—
Series A equity investment acquired upon conversion of commercial business loan	1,260	—

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

In connection with the Conversion, the Company issued 12,167,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $121.7 million. An additional 933,360 shares of Company common stock and $400,000 in cash were contributed to the First Federal Community Foundation ("Foundation"), a charitable foundation that was established in connection with the Conversion, resulting in the aggregate issuance of 13,100,360 shares of common stock. The Company received $117.6 million in net proceeds from the stock offering of which $58.4 million was contributed to the Bank upon Conversion.

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

The Bank is a community-oriented financial institution providing commercial and consumer banking services to individuals and businesses in western Washington State with offices in Clallam, Jefferson, Kitsap, King, Snohomish, and Whatcom counties. These services include deposit and lending transactions that are supplemented with borrowing and investing activities.

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  June 30, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$92,800	$—	$(15,476)	$77,324	$—
U.S. government agency issued asset-backed securities (ABS agency)	12,408	—	(110)	12,298	—
Corporate issued asset-backed securities (ABS corporate)	13,070	40	(5)	13,105	—
Corporate issued debt securities (Corporate debt)	58,309	125	(2,674)	55,760	—
U.S. Small Business Administration securities (SBA)	7,480	34	(10)	7,504	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	107,161	228	(11,375)	96,014	—
Non-agency issued mortgage-backed securities (MBS non-agency)	44,978	7	(3,475)	41,510	—
Total securities available for sale	$336,206	$434	$(33,125)	$303,515	$—

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

There were no securities classified as held-to-maturity at  June 30, 2025 and December 31, 2024. There was no allowance for credit losses on investment securities recorded at  June 30, 2025 and December 31, 2024, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.0 million and $2.0 million as of  June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2025:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(15,476)	$77,324	$(15,476)	$77,324
ABS agency	(3)	3,243	(107)	9,055	(110)	12,298
ABS corporate	(1)	1,510	(4)	1,555	(5)	3,065
Corporate debt	—	—	(2,674)	41,285	(2,674)	41,285
SBA	—	—	(10)	901	(10)	901
Mortgage-backed securities:
MBS agency	(161)	7,613	(11,214)	55,175	(11,375)	62,788
MBS non-agency	(36)	4,330	(3,439)	34,163	(3,475)	38,493
Total available-for-sale in a loss position	$(201)	$16,696	$(32,924)	$219,458	$(33,125)	$236,154

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

There were 9 available-for-sale securities with unrealized losses of less than one year, and 139 available-for-sale securities with an unrealized loss of more than one year at June 30, 2025. There were 22 available-for-sale securities with unrealized losses of less than one year, and 144 available-for-sale securities with an unrealized loss of more than one year at December 31, 2024. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at June 30, 2025, or December 31, 2024.

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

	June 30, 2025
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$5,929	$5,851
Due after one through five years	10,404	10,373
Due after five through ten years	7,962	7,633
Due after ten years	127,844	113,667
Total mortgage-backed securities	152,139	137,524
All other investment securities:
Due within one year	—	—
Due after one through five years	26,013	25,046
Due after five through ten years	54,904	51,350
Due after ten years	103,150	89,595
Total all other investment securities	184,067	165,991
Total investment securities	$336,206	$303,515

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$26,690	$26,509
Due after one through five years	11,564	11,539
Due after five through ten years	8,080	7,609
Due after ten years	140,940	124,656
Total mortgage-backed securities	187,274	170,313
All other investment securities:
Due within one year	—	—
Due after one through five years	21,559	20,751
Due after five through ten years	58,535	53,321
Due after ten years	108,897	95,959
Total all other investment securities	188,991	170,031
Total investment securities	$376,265	$340,344

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $21.1 million as of  June 30, 2025 and $19.1 million as of December 31, 2024. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.3 million as of  June 30, 2025 and $6.0 million as of December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Real Estate:
One-to-four family	$387,459	$395,315
Multi-family	329,696	332,596
Commercial real estate	391,362	390,379
Construction and land	72,538	78,110
Total real estate loans	1,181,055	1,196,400
Consumer:
Home equity	84,927	79,054
Auto and other consumer	280,877	268,876
Total consumer loans	365,804	347,930
Commercial business loans	117,843	151,493
Total loans receivable	1,664,702	1,695,823
Less:
Derivative basis adjustment	(860)	188
Allowance for credit losses on loans	18,345	20,449
Total loans receivable, net	$1,647,217	$1,675,186

Nonaccrual Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on either the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For those loans placed on nonaccrual status due to payment delinquency, return to accrual status will generally not occur until the borrower demonstrates repayment ability over a period of not less than six months.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	June 30, 2025			December 31, 2024
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$910	$1,364	$2,274	$364	$1,113	$1,477
Commercial real estate	4	4,091	4,095	4	5,594	5,598
Construction and land	9	13,054	13,063	10	19,534	19,544
Home equity	10	—	10	55	—	55
Auto and other consumer	26	384	410	—	700	700
Commercial business	197	317	514	2,537	604	3,141
Total nonaccrual loans	$1,156	$19,210	$20,366	$2,970	$27,545	$30,515

Interest income recognized on a cash basis on nonaccrual loans for the three months ended June 30, 2025 and 2024, was $24,000 and $66,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the six months ended June 30, 2025 and 2024, was $32,000 and $141,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2025 and  December 31, 2024.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
June 30, 2025	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$1,033	$79	$879	$1,991	$385,468	$387,459
Multi-family	—	—	—	—	329,696	329,696
Commercial real estate	—	—	4,091	4,091	387,271	391,362
Construction and land	—	9	8,120	8,129	64,409	72,538
Total real estate loans	1,033	88	13,090	14,211	1,166,844	1,181,055
Consumer:
Home equity	101	—	—	101	84,826	84,927
Auto and other consumer	3,307	413	383	4,103	276,774	280,877
Total consumer loans	3,408	413	383	4,204	361,600	365,804
Commercial business loans	562	—	265	827	117,016	117,843
Total loans	$5,003	$501	$13,738	$19,242	$1,645,460	$1,664,702

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$333	$321	$839	$1,493	$393,822	$395,315
Multi-family	876	—	—	876	331,720	332,596
Commercial real estate	—	—	5,594	5,594	384,785	390,379
Construction and land	17	8,150	11,384	19,551	58,559	78,110
Total real estate loans	1,226	8,471	17,817	27,514	1,168,886	1,196,400
Consumer:
Home equity	53	—	—	53	79,001	79,054
Auto and other consumer	2,905	437	700	4,042	264,834	268,876
Total consumer loans	2,958	437	700	4,095	343,835	347,930
Commercial business loans	676	—	604	1,280	150,213	151,493
Total loans	$4,860	$8,908	$19,121	$32,889	$1,662,934	$1,695,823

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of June 30, 2025, as well as gross charge-off activity for the six months ended June 30, 2025. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2025	2024	2023	2022	2021	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$2,455	$2,327	$8,785	$132,379	$113,753	$122,045	$—	$381,744
Watch (Grade 4)	—	—	—	294	—	3,065	—	3,359
Special Mention (Grade 5)	—	—	—	—	—	637	—	637
Substandard (Grade 6)	—	—	—	259	—	1,460	—	1,719
Total one-to-four family	2,455	2,327	8,785	132,932	113,753	127,207	—	387,459
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	5,304	19,750	25,911	103,711	73,776	60,394	—	288,846
Watch (Grade 4)	—	8,690	—	4,104	22,877	1,855	—	37,526
Special Mention (Grade 5)	—	—	3,324	—	—	—	—	3,324
Total multi-family	5,304	28,440	29,235	107,815	96,653	62,249	—	329,696
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	30,219	33,551	46,882	58,106	95,044	98,549	—	362,351
Watch (Grade 4)	—	545	3,732	8,697	1,068	1,113	—	15,155
Special Mention (Grade 5)	—	—	—	1,849	—	1,235	—	3,084
Substandard (Grade 6)	6,676	—	4,091	5	—	—	—	10,772
Total commercial real estate	36,895	34,096	54,705	68,657	96,112	100,897	—	391,362
Gross charge-offs year-to-date	—	—	—	—	5,586	—	—	5,586
Construction and Land
Pass (Grades 1-3)	9,419	23,509	14,613	3,025	1,528	618	—	52,712
Watch (Grade 4)	5,279	1,461	—	—	—	24	—	6,764
Substandard (Grade 6)	4,933	—	8,120	—	—	9	—	13,062
Total construction and land	19,631	24,970	22,733	3,025	1,528	651	—	72,538
Gross charge-offs year-to-date	—	—	374	—	—	—	—	374
Home Equity
Pass (Grades 1-3)	2,974	4,807	4,848	5,293	3,912	7,015	55,330	84,179
Watch (Grade 4)	—	—	187	199	—	25	275	686
Substandard (Grade 6)	—	—	—	—	—	62	—	62
Total home equity	2,974	4,807	5,035	5,492	3,912	7,102	55,605	84,927
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	37,226	61,905	37,383	47,193	55,309	36,635	612	276,263
Watch (Grade 4)	—	855	896	1,376	205	229	—	3,561
Special Mention (Grade 5)	—	177	154	56	24	12	2	425
Substandard (Grade 6)	—	—	411	191	—	26	—	628
Total auto and other consumer	37,226	62,937	38,844	48,816	55,538	36,902	614	280,877
Gross charge-offs year-to-date	—	3	194	209	13	21	76	516
Commercial business
Pass (Grades 1-3)	10,851	29,634	15,080	7,220	3,215	1,627	41,551	109,178
Watch (Grade 4)	78	—	—	1,075	13	—	85	1,251
Special Mention (Grade 5)	14	—	118	334	584	2	1,668	2,720
Substandard (Grade 6)	105	85	178	3,149	887	—	290	4,694
Total commercial business	11,048	29,719	15,376	11,778	4,699	1,629	43,594	117,843
Gross charge-offs year-to-date	—	100	—	1,730	1,821	685	—	4,336
Total loans
Pass (Grades 1-3)	98,448	175,483	153,502	356,927	346,537	326,883	97,493	1,555,273
Watch (Grade 4)	5,357	11,551	4,815	15,745	24,163	6,311	360	68,302
Special Mention (Grade 5)	14	177	3,596	2,239	608	1,886	1,670	10,190
Substandard (Grade 6)	11,714	85	12,800	3,604	887	1,557	290	30,937
Total loans	$115,533	$187,296	$174,713	$378,515	$372,195	$336,637	$99,813	$1,664,702
Total gross charge-offs year-to-date	$—	$103	$568	$1,939	$7,420	$706	$76	$10,812

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

As of June 30, 2025, $31.0 million of loans were individually evaluated with $79,000 of ACLL attributed to such loans. At June 30, 2025, two individually evaluated loans totaling $199,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $30.8 million were evaluated based on the underlying value of the collateral. One $6.7 million commercial real estate loan and one $5.3 million commercial construction loan were accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at June 30, 2025.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
June 30, 2025	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
	(In thousands)
One-to-four family	$1,363	$—	$—	$—	$—	$—	$1,363
Commercial real estate	—	—	—	6,676	4,091	—	10,767
Construction and land	4,934	8,120	5,279	—	—	—	18,333
Commercial business	52	—	—	—	—	266	318
Total collateral dependent loans	$6,349	$8,120	$5,279	$6,676	$4,091	$266	$30,781

	Collateral Type
December 31, 2024	Single Family Residence	Condominium	Warehouse	Business Assets	Total
	(In thousands)
One-to-four family	$1,113	$—	$—	$—	$1,113
Commercial real estate	—	—	11,995	—	11,995
Construction and land	8,150	11,384	—	—	19,534
Commercial business	—	—	—	604	604
Total collateral dependent loans	$9,263	$11,384	$11,995	$604	$33,246

Modified Loans to Troubled Borrowers. Modified loans to troubled borrowers ("MLTB") refer to modifications of loans to borrowers experiencing financial difficulty. A MLTB arises from a modification made to a loan in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following: principal forgiveness, interest rate reduction, other-than-insignificant payment delay, term extension, or any combination of the foregoing. The ACLL for MLTBs is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACLL for a MLTB is determined through individual evaluation.

There was one new MLTB during the six months ended June 30, 2025. The Bank agreed to modify the rate, extend the interest-only payment period and extend the term for a commercial construction loan which had a recorded investment of $5.5 million at the time of modification. This commercial construction loan was in compliance with the modified terms at June 30, 2025.

During the year ended December 31, 2024, there were two new MLTB. A commercial business loan with a recorded investment of $17,000 at the time of modification for which the Bank agreed to deferred principal payments and the borrower agreed to resume both principal and interest payments at the end of the deferral period. The commercial business loan was not in compliance with the modified terms at December 31, 2024, and the balance was charged-off. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $6.4 million. The commercial real estate loan was in compliance with the modified terms at both  June 30, 2025 and December 31, 2024.

Other Real Estate Owned ("OREO"). At June 30, 2025, and December 31, 2024, the Company had $1.3 million and $0, respectively, of OREO secured by residential real estate properties included in "prepaid expenses and other assets" on the Consolidated Balance Sheets.

Note 4 - Allowance for Credit Losses on Loans

The Company maintains an ACLL and an allowance for credit losses on unfunded commitments ("ACLUC") in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans and unfunded loan commitments at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. Determining the ACLL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the Bank's Current Expected Credit Loss ("CECL") model. The reserve is an estimate based upon factors and trends at the time the financial statements are prepared.

The Company has identified segments of loans with similar risk characteristics for which it then applies one of two loss methodologies. The Company uses a discounted cash flow ("DCF") methodology for most of its segments to calculate the ACLL. For certain segments with smaller portfolios or where data is prohibitive to running a DCF calculation, management has elected to use a Remaining Life methodology. The Company will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. The allowance for individually evaluated loans is calculated using the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or another method such as the cash flow method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. When the cash flow method is used, cash flows are discounted back by the effective interest rate and compared to the total recorded investment. If the present value of cash flows is less than the total recorded investment, a reserve is calculated.

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,876	$—	$—	$12	$4,888
Multi-family	2,645	—	—	(12)	2,633
Commercial real estate	2,427	(15)	20	30	2,462
Construction and land	461	—	5	33	499
Home equity	1,387	—	—	54	1,441
Auto and other consumer	2,449	(273)	74	18	2,268
Commercial business	6,324	(2,823)	1,084	(431)	4,154
Total	$20,569	$(3,111)	$1,183	$(296)	$18,345

	At or For the Six Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,757	$—	$—	$131	$4,888
Multi-family	2,493	—	—	140	2,633
Commercial real estate	2,410	(5,586)	26	5,612	2,462
Construction and land	576	(374)	5	292	499
Home equity	1,322	—	—	119	1,441
Auto and other consumer	2,687	(516)	117	(20)	2,268
Commercial business	6,204	(4,336)	1,086	1,200	4,154
Total	$20,449	$(10,812)	$1,234	$7,474	$18,345

	At or For the Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,076	$—	$—	$460	$4,536
Multi-family	1,331	—	—	293	1,624
Commercial real estate	3,382	—	—	(250)	3,132
Construction and land	990	(3,978)	—	3,789	801
Home equity	1,741	—	—	(49)	1,692
Auto and other consumer	2,843	(832)	198	387	2,596
Commercial business	3,595	(2,643)	—	4,010	4,962
Total	$17,958	$(7,453)	$198	$8,640	$19,343

	At or For the Six Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$2	$1,559	$4,536
Multi-family	1,154	—	—	470	1,624
Commercial real estate	3,671	—	—	(539)	3,132
Construction and land	1,889	(3,978)	—	2,890	801
Home equity	1,077	—	—	615	1,692
Auto and other consumer	4,409	(1,638)	244	(419)	2,596
Commercial business	2,335	(2,676)	—	5,303	4,962
Total	$17,510	$(8,292)	$246	$9,879	$19,343

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $550,000 and $599,000 at June 30, 2025, and December 31, 2024, respectively. The related provision (recapture) expense was ($64,000) and $99,000 for the three months ended June 30, 2025 and June 30, 2024, respectively. The related provision recapture was ($49,000) and ($170,000) for the six months ended June 30, 2025 and June 30, 2024, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2025		December 31, 2024
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$240,051	0.00%	$256,416	0.00%
Interest-bearing demand deposits	144,409	0.11	164,891	0.44
Money market accounts	484,787	2.47	413,822	2.26
Savings accounts	227,968	1.56	205,055	1.35
Certificates of deposit, customer	450,494	3.84	464,928	4.18
Certificates of deposit, brokered	106,927	4.13	182,914	4.73
Total deposits	$1,654,636	2.26	$1,688,026	2.42

The aggregate amount of time deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  June 30, 2025 and December 31, 2024, was $170.0 million and $174.4 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Within one year or less	$512,244	$527,486
After one year through two years	29,933	66,767
After two years through three years	10,601	29,378
After three years through four years	3,879	21,967
After four years through five years	764	2,244
Total certificates of deposit	$557,421	$647,842

At  June 30, 2025 and December 31, 2024, deposits included $120.9 million and $100.8 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  June 30, 2025 and December 31, 2024, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  June 30, 2025 and December 31, 2024, were funds held by federally recognized tribes totaling $35.5 million and $20.1 million, respectively. Investment securities with a carrying value of $38.9 million and $22.8 million were pledged as collateral for these deposits at  June 30, 2025 and December 31, 2024, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Demand deposits	$240	$193	$500	$380
Money market accounts	2,660	2,420	5,005	4,369
Savings accounts	884	915	1,667	1,868
Certificates of deposit, customer	4,396	4,079	8,918	8,573
Certificates of deposit, brokered	1,372	2,573	3,199	5,102
Total interest expense on deposits	$9,552	$10,180	$19,289	$20,292

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $179.9 million and $207.3 million at  June 30, 2025 and December 31, 2024, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $913.6 million and $951.8 million at  June 30, 2025 and December 31, 2024, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to collateralize public deposits and $772,000 to secure the Bellevue, Washington branch lease at June 30, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.6 million and $17.9 million at  June 30, 2025 and December 31, 2024, respectively. An overnight test of the line of credit was performed in June 2025. Investment securities with a carrying value of $18.4 million and $18.6 million were pledged to the FRB at  June 30, 2025 and December 31, 2024, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. Beginning in April 2026, the interest rate on the Notes will reset quarterly to the three-month Secured Overnight Financing Rate plus 300-basis points. In March 2025, the Company redeemed $5.0 million of the Notes at a discount, resulting in a reduction to the outstanding balance and a $905,000 gain on extinguishment of debt recorded in noninterest income.

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. Available borrowing capacity was $10.5 million and $13.5 million at  June 30, 2025 and December 31, 2024, respectively. The line of credit matures on November 17, 2025.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at both  June 30, 2025 and December 31, 2024. A borrowing test was performed in June 2025. This credit facility is authorized for use through June 30, 2026.

The following table sets forth information regarding our borrowings at the end of and during the six months ended June 30, 2025. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$170,000	$130,000	$9,500	$34,608
Maximum outstanding at any month-end	170,000	130,000	12,500	39,527
Average monthly outstanding during the period	165,833	105,000	9,177	36,475
Weighted-average daily interest rates
Annual	3.81%	4.35%	8.28%	4.03%
Period End	3.88%	4.53%	8.00%	4.25%
Interest expense during the period	3,163	2,356	377	729

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  June 30, 2025 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$65,000	3.89%
After one year through two years	70,000	3.96
After two years through three years	35,000	3.72
Total FHLB long-term advances	$170,000	3.88

The following table sets forth information regarding our borrowings at the end of and during the year ended December 31, 2024. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$160,000	$130,000	$6,500	$39,514
Maximum outstanding at any month-end	170,000	270,000	10,000	39,514
Average monthly outstanding during the period	136,250	137,750	6,635	39,475
Weighted-average daily interest rates
Annual	3.35%	5.38%	9.41%	4.00%
Period End	3.63%	4.64%	8.00%	3.99%

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

The effective tax rates were 13.3% and 5.2% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2025 and 2024 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. Estimates for taxes and penalties on the early surrender of BOLI contracts were recorded in both periods, further impacting the effective tax rate calculation. The effective tax rate does not include a valuation allowance for the net deferred tax asset based on management’s evaluation of cumulative earnings inclusive of other comprehensive income and available tax planning strategies.

On July 4, 2025, President Trump signed H.R. 1, the "One Big Beautiful Bill Act," into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share data)
Net income:
Net income (loss) available to common shareholders	$3,661	$(2,219)	$(5,375)	$(1,823)
Dividends and undistributed earnings allocated to participating securities	—	(2)	—	(3)
Earnings (loss) allocated to common shareholders	$3,661	$(2,221)	$(5,375)	$(1,826)
Basic:
Weighted average common shares outstanding	9,443,024	9,448,958	9,412,164	9,495,759
Weighted average unvested restricted stock awards	(152,707)	(105,628)	(132,955)	(99,199)
Weighted average unallocated ESOP shares	(507,282)	(560,244)	(513,874)	(566,873)
Total basic weighted average common shares outstanding	8,783,035	8,783,086	8,765,335	8,829,687
Diluted:
Basic weighted average common shares outstanding	8,783,035	8,783,086	8,765,335	8,829,687
Dilutive restricted stock awards	8,443	—	—	—
Total diluted weighted average common shares outstanding	8,791,478	8,783,086	8,765,335	8,829,687
Basic earnings (loss) per common share	$0.42	$(0.25)	$(0.61)	$(0.21)
Diluted earnings (loss) per common share	$0.42	$(0.25)	$(0.61)	$(0.21)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2025 and 2024, antidilutive shares as calculated under the treasury stock method totaled 23,270 and 21,965, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Principal and interest payments of $835,000 and $837,000 were made by the ESOP during the six months ended June 30, 2025 and 2024, respectively.

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

Compensation expense related to the ESOP for the three months ended June 30, 2025 and 2024, was $122,000 and $148,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2025 and 2024, was $262,000 and $345,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Allocated shares	545,097	492,208
Committed to be released shares	—	26,442
Unallocated shares	502,932	529,379
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$3,873	$5,400

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of June 30, 2025, there were 120,377 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of June 30, 2025, there were no shares available for grant under the 2015 EIP. The final shares granted under the 2015 EIP vested in the second quarter of 2025.

There were 73,337 and 68,138 shares of restricted stock awarded, respectively, during the six months ended June 30, 2025 and 2024. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 33,251 and no performance shares awarded, respectively, during the six months ended June 30, 2025 and 2024. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended June 30, 2025 and 2024, total compensation expense for the equity incentive plans was $211,000 and $257,000, respectively. Included in the compensation expense for the three months ended June 30, 2025 and 2024, was directors' equity compensation of $65,000 and $56,000, respectively.

For the six months ended June 30, 2025 and 2024, total compensation expense for the equity incentive plans was $405,000 and $521,000, respectively. Included in the compensation expense for the six months ended June 30, 2025 and 2024, was directors' equity compensation of $121,000 and $110,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

Three Months Ended June 30, 2025	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2025	155,224	$11.47
Granted	8,894	9.74
Vested	(8,102)	13.01
Canceled (1)	(2,316)	13.01
Forfeited	(2,233)	10.98
Non-vested at June 30, 2025	151,467	11.27

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Six Months Ended June 30, 2025	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	97,064	$14.46
Granted	106,588	10.39
Vested	(37,212)	15.97
Canceled (1)	(9,595)	15.97
Forfeited	(5,378)	10.45
Non-vested at June 30, 2025	151,467	11.27

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2025, there was $1.4 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.2 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$11,154	$66,170	$—	$77,324
ABS agency	—	12,298	—	12,298
ABS corporate	—	13,105	—	13,105
Corporate debt	1,955	53,805	—	55,760
SBA	—	7,504	—	7,504
MBS agency	—	96,014	—	96,014
MBS non-agency	—	28,312	13,198	41,510
Sold loan servicing rights	—	—	3,220	3,220
Total assets measured at fair value	$13,109	$277,208	$16,418	$306,735
Financial Liabilities
Interest rate swap derivative	$—	$1,684	$—	$1,684

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$12,059	$65,817	$—	$77,876
ABS agency	—	12,876	—	12,876
ABS corporate	—	16,122	—	16,122
Corporate debt	1,917	52,574	—	54,491
SBA	—	8,666	—	8,666
MBS agency	—	98,697	—	98,697
MBS non-agency	—	39,735	31,881	71,616
Sold loan servicing rights	—	—	3,281	3,281
Interest rate swap derivative	—	267	—	267
Total assets measured at fair value	$13,976	$294,754	$35,162	$343,892
Financial Liabilities
Interest rate swap derivative	$—	$123	$—	$123

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

June 30, 2025	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,220	Discounted cash flow	Constant prepayment rate	4.38% - 28.24% (5.89%)
			Discount rate	10.75% - 12.86% (11.33%)
MBS non-agency	$13,198	Consensus pricing	Offered quotes	98.7 - 100.6

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,281	Discounted cash flow	Constant prepayment rate	5.05% - 29.58% (6.83%)
			Discount rate	11.13% - 13.52% (11.78%)
MBS non-agency	$31,881	Consensus pricing	Offered quotes	99 - 101

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2025	2024	2025	2024
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,301	$3,820	$3,281	$3,793
Servicing rights that result from transfers and sale of financial assets	6	23	17	33
Changes in fair value due to changes in model inputs or assumptions (1)	(87)	(103)	(78)	(86)
Balance at end of period	$3,220	$3,740	$3,220	$3,740
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2025	2024	2025	2024
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$18,543	$17,351	$31,881	$27,469
Principal payments and maturities	(5,349)	(134)	(18,773)	(10,382)
Unrealized Gains	4	14	90	144
Balance at end of period	$13,198	$17,231	$13,198	$17,231

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$30,781	$30,781
Other real estate owned	—	—	1,297	1,297

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$33,246	$33,246

At  June 30, 2025 and December 31, 2024, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2025
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$87,863	$87,863	$87,863	$—	$—
Investment securities available for sale	303,515	303,515	13,109	277,208	13,198
Loans held for sale	1,557	1,557	—	1,557	—
Loans receivable, net	1,647,217	1,526,496	—	—	1,526,496
FHLB stock	14,906	14,906	—	14,906	—
Accrued interest receivable	8,305	8,305	—	8,305	—
Sold loan servicing rights, at fair value	3,220	3,220	—	—	3,220
Financial liabilities
Demand deposits	$1,097,215	$1,097,215	$1,097,215	$—	$—
Time deposits	557,421	556,473	—	—	556,473
FHLB Borrowings	300,000	299,865	—	—	299,865
Line of Credit	9,500	9,537	—	—	9,537
Subordinated debt, net	34,608	36,379	—	—	36,379
Accrued interest payable	1,514	1,514	—	1,514	—
Interest rate swap derivative	1,684	1,684	—	1,684	—

	December 31, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$72,448	$72,448	$72,448	$—	$—
Investment securities available for sale	340,344	340,344	13,976	294,487	31,881
Loans held for sale	472	472	—	472	—
Loans receivable, net	1,675,186	1,536,748	—	—	1,536,748
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,159	8,159	—	8,159	—
Sold loan servicing rights, at fair value	3,281	3,281	—	—	3,281
Interest rate swap derivative	267	267	—	267	—
Financial liabilities
Demand deposits	1,040,184	$1,040,184	$1,040,184	$—	$—
Time deposits	647,842	648,232	—	—	648,232
FHLB Borrowings	290,000	288,512	—	—	288,512
Line of Credit	6,500	6,526	—	—	6,526
Subordinated debt, net	39,514	39,974	—	—	39,974
Accrued interest payable	3,295	3,295	—	3,295	—
Interest rate swap derivative	123	123	—	123	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized (Losses) Gains on Fair Value of Hedged Items	Total
	(In thousands)

Balance at March 31, 2024	$(30,687)	$(288)	$(1,392)	$(98)	$(32,465)
Other comprehensive loss before reclassification	(997)	—	—	—	(997)
Amounts reclassified from accumulated other comprehensive income	1,663	—	30	172	1,865
Net other comprehensive income	666	—	30	172	868
Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)

Balance at March 31, 2025	$(25,771)	$(486)	$(1,274)	$(598)	$(28,129)
Other comprehensive income before reclassification	97	—	—	—	97
Amounts reclassified from accumulated other comprehensive income	—	—	30	(196)	(166)
Net other comprehensive income (loss)	97	—	30	(196)	(69)
Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive loss before reclassification	(1,585)	—	—	—	(1,585)
Amounts reclassified from accumulated other comprehensive income	1,663	—	59	902	2,624
Net other comprehensive income	78	—	59	902	1,039
Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)

Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	2,536	—	—	—	2,536
Amounts reclassified from accumulated other comprehensive income	—	—	59	(621)	(562)
Net other comprehensive income (loss)	2,536	—	59	(621)	1,974
Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
June 30, 2025
Investment securities (1)	$51,011	$1,011
Loans receivable (2)	100,861	861
Total	$151,872	$1,872

December 31, 2024
Investment securities (1)	$50,220	$220
Loans receivable (2)	99,812	(188)
Total	$150,032	$32

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $56.4 million and $56.7 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $1.0 million and $220,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $240.9 million and $258.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $861,000 and ($188,000), respectively; and the amount of the designated hedged items was $100.0 million. for both periods.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
June 30, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$893
Interest rate swaps - loans	100,000	—	791

December 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$123
Interest rate swaps - loans	100,000	267	—

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Total amounts recognized in interest on investment securities	$3,466	$3,949	$7,269	$7,581
Total amounts recognized in interest and fees on loans receivable	22,814	23,733	45,045	46,500
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(250)	$1,062	$(791)	$95
Recognized on derivatives designated as hedging instruments	230	(1,403)	761	(248)
Interest rate swaps - loans
Recognized on hedged items	(295)	1,728	(1,049)	1,017
Recognized on derivatives designated as hedging instruments	279	(2,128)	1,036	(1,244)
Net expense recognized on fair value hedges	$(36)	$(741)	$(43)	$(380)

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At June 30, 2025, the Company had derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at June 30, 2025, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of June 30, 2025, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 14 - Segment Reporting

First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are considered to be a single industry segment for financial reporting purposes. The chief operating decision maker ("CODM") is comprised of the interim chief executive officer and the chief financial officer.

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

Note 15 - Contingencies

In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, a liability will not be reserved but the amount of loss or a range of possible losses may be disclosed if the amount can be reasonably estimated.

Water Station Management Litigation

As the Company previously disclosed, on August 27, 2024, involuntary bankruptcy proceedings were commenced against Creative Technologies, LLC, Water Station Management, LLC ("Water Station Management") and Refreshing USA, LLC (collectively the "OpCo Debtors"), certain of which were borrowers of the Bank. In addition, on September 5, 2024, Ideal Property Investments LLC ("Ideal" and, together with the OpCo Debtors, the "Debtors"), also a borrower of the Bank, filed a voluntary petition for bankruptcy in the United States Bankruptcy Court for the Eastern District of Washington. On November 8, 2024, Ideal commenced an adversary proceeding in such bankruptcy proceedings against the Bank, seeking to avoid certain transactions with the Bank under a theory of constructive fraudulent transfer or, in the alternative, to recharacterize them (the "Adversary Proceeding").

On July 17, 2025, the Bank, the OpCo Debtors, Ideal and the Joint Official Committee of Unsecured Creditors of the Debtors entered into a Settlement Agreement, Plan Support Agreement and Release (the "Settlement Agreement") to resolve the Adversary Proceeding and any other claims of the parties. Pursuant to the Settlement Agreement, the Bank agreed, in exchange for, among other things, a release of all claims of the parties to the Settlement Agreement to (i) release certain liens against the property of the Debtors and (ii) make certain cash payments of not less than $2.87 million and not more than $5.74 million, with the amount within that range to be determined by the percentage of certain unsecured creditors of the OpCo Debtors that enter into a mutual release of all claims related to the Debtors with the Bank and the Company under the OpCo Debtors’ Chapter 11 plan of liquidation. The deadline for creditors to enter into such releases is August 29, 2025. A hearing to consider confirmation of the OpCo Debtors' Chapter 11 plan of liquidation is scheduled for September 8 and 9, 2025. The Bank reserved $5.8 million for this matter in the first quarter of 2025 as a noninterest expense. The Bank intends to pursue reimbursement from its insurance carriers.

On June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "Complaint") against First Fed, in the Superior Court of the State of Washington, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management, along with certain affiliated entities, in the United States Bankruptcy Court for the Eastern District of Washington. The Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorney fees and costs. The Company and the Bank strongly dispute the allegations contained in the Complaint, and intend to vigorously defend against the claims.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by the use of words such as "anticipates," "assumes," "believes," "can," "continues," "could," "estimates," "expects," "forecasts," "goal," "intends," "likely," "may," "might," "objective," "plans," "potential," "projects," "remains," "should," "target," "trend," "will," "would," or similar expressions. Forward-looking statements include, but are not limited to:

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

First Fed Bank is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank serves Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties in Washington State through its twelve full-service branches and five business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificate") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest.

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

Recent Regulatory Developments

On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (the "CRA") to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of "satisfactory" in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

On September 17, 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the "2024 Policy Statement"), which outlines factors that the FDIC will consider when evaluating a proposed bank merger transaction. On May 20, 2025, the FDIC rescinded the 2024 Policy Statement and reinstated the Statement of Policy on Bank Merger Transactions that was in effect prior to the 2024 Policy Statement. The United States Department of Justice has left in place its 2023 Merger Guidelines as a framework to review bank mergers and has not reinstated the 1995 Bank Merger Guidelines that it previously applied to bank mergers and which the Federal Reserve continues to apply. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger.

On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2024 Form 10-K.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Assets. Total assets decreased to $2.20 billion, or 1.6%, at June 30, 2025, from $2.23 billion at December 31, 2024.

Cash and cash equivalents increased by $15.4 million, or 21.3%, to $87.9 million as of June 30, 2025, compared to $72.5 million as of December 31, 2024.

Investment securities decreased $36.8 million, or 10.8%, to $303.5 million at June 30, 2025, from $340.3 million at December 31, 2024. The decrease was primarily due to maturities and early redemptions totaling $33.3 million and $12.2 of principal payments received. These items were partially offset by purchases totaling $5.5 million and a portfolio market value increase of $3.2 million during the six months ended June 30, 2025.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 7.6 years as of both June 30, 2025 and December 31, 2024, and had an estimated average repricing term of 6.4 years as of June 30, 2025, compared to 5.3 years as of December 31, 2024, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.9 years at June 30, 2025, compared to 3.9 years at December 31, 2024. The investment portfolio was comprised of 54.9% in amortizing securities at June 30, 2025, compared to 60.2% at December 31, 2024. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We utilize our securities portfolio to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, decreased $28.0 million, or 1.7%, to $1.65 billion at June 30, 2025, from $1.68 billion at December 31, 2024. During the six months ended June 30, 2025, commercial business loans decreased $33.7 million, including a $36.2 million decrease to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, charge-offs totaling $4.3 million and other repayment activity, partially offset by $9.8 million of draws on existing line of credit commitments, $9.4 million of organic originations and $414,000 of new purchased loans. One-to-four family loans decreased $7.9 million during the six months ended June 30, 2025, as repayment activity exceeded $8.1 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $2.4 million. Multi-family loans decreased $2.9 million during the six months ended June 30, 2025, as repayments exceeded $4.6 million of construction loans converting into permanent amortizing loans.

Auto and other consumer loans increased $12.0 million with auto loan purchases of $28.6 million, individual manufactured home loan purchases of $6.8 million and manufactured home loan pool purchases of $4.6 million, partially offset by prepayments and scheduled payments. Home equity loan outstanding balances increased $5.9 million over the prior year end due to $14.6 million of net draws on new and existing line of credit commitments and $3.0 million of home equity loan originations, partially offset by prepayments and scheduled payments. Commercial real estate loans increased $1.0 million during the six months ended June 30, 2025, with $26.2 million of new loan originations and $334,000 of construction loan conversions exceeding loan charge-offs totaling $5.6 million and repayment activity.

Construction and land loans decreased $5.6 million, or 7.1%, to $72.5 million at June 30, 2025, from $78.1 million at December 31, 2024, with payment activity totaling $19.3 million and $13.1 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction projects in the portfolio are geographically dispersed throughout Western Washington as well as one project in California. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

June 30, 2025	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,468	$37,735	$—	$—	$44,203
Multi-family residential	3,890	22,487	3,259	—	29,636
Commercial real estate	500	34,770	4,940	8,060	48,270
Total commitment	$10,858	$94,992	$8,199	$8,060	$122,109

Construction Funds Disbursed
One-to-four family residential	$3,478	$29,710	$—	$—	$33,188
Multi-family residential	1,819	10,825	2,246	—	14,890
Commercial real estate	275	16,301	2,257	—	18,833
Total disbursed for construction	5,572	56,836	4,503	—	66,911
Net deferred fees (costs)	5	(274)	(12)	(29)	(310)
Amortized cost for construction	$5,577	$56,562	$4,491	$(29)	$66,601

Undisbursed Commitment
One-to-four family residential	$2,990	$8,025	$—	$—	$11,015
Multi-family residential	2,071	11,662	1,013	—	14,746
Commercial real estate	225	18,469	2,683	8,060	29,437
Total undisbursed	$5,286	$38,156	$3,696	$8,060	$55,198

Land Funds Disbursed
One-to-four family residential	$2,196	$1,842	$123	$—	$4,161
Commercial real estate	900	845	—	—	1,745
Total disbursed for land	3,096	2,687	123	—	5,906
Net deferred fees	22	6	3	—	31
Amortized cost for land	$3,118	$2,693	$126	$—	$5,937
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,897	$45,945	$1,424	$54,266
Multi-family residential	3,900	14,828	5,695	24,423
Commercial real estate	500	40,259	4,215	44,974
Total commitment	$11,297	$101,032	$11,334	$123,663

Construction Funds Disbursed
One-to-four family residential	$1,769	$35,711	$1,424	$38,904
Multi-family residential	709	10,245	4,582	15,536
Commercial real estate	99	16,508	900	17,507
Total disbursed for construction	2,577	62,464	6,906	71,947
Net deferred fees (costs)	2	(329)	(37)	(364)
Amortized cost for construction	$2,579	$62,135	$6,869	$71,583

Undisbursed Commitment
One-to-four family residential	$5,128	$10,234	$—	$15,362
Multi-family residential	3,191	4,583	1,113	8,887
Commercial real estate	401	23,751	3,315	27,467
Total undisbursed	$8,720	$38,568	$4,428	$51,716

Land Funds Disbursed
One-to-four family residential	$2,349	$2,183	$213	$4,745
Commercial real estate	900	845	—	1,745
Total disbursed for land	3,249	3,028	213	6,490
Net deferred fees	18	14	5	37
Amortized cost for land	$3,267	$3,042	$218	$6,527
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the six months ended June 30, 2025, the Company added $109.5 million of organic loan originations, of which $61.2 million, or 55.9%, were located in the Puget Sound region, $20.8 million, or 19.0%, on the North Olympic Peninsula, $10.3 million, or 9.4%, in other areas throughout Washington State, and $17.2 million, or 15.7%, in other states. The Company purchased an additional $28.6 million in auto loans, $11.4 million in manufactured home loans, $2.0 million in commercial business loans and $550,000 in one-to-four family loans to borrowers located throughout the United States during the six months ended June 30, 2025. The total loan portfolio was composed of 79.6% organic originations and 20.4% purchased loans at June 30, 2025. We will continue to assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic growth through wholesale acquisitions with the goal of improving earnings while also prudently managing credit risk.

The ACLL decreased to $18.4 million at June 30, 2025, compared to $20.5 million at December 31, 2024. Qualitative factor adjustments related to an increase in nonaccrual commercial business loans and an increase in the average risk rating of multi-family loans resulted in higher loss rates applied to those categories. Mild deterioration in gross domestic product and unemployment estimates added to a small increase in the allowance related to pooled loan balances. An individually evaluated commercial business loan which was fully reserved at December 31, 2024, was sold in the second quarter of 2025, resulting in a $1.4 million reduction to the ACLL. The ACLL as a percentage of total loans was 1.10% and 1.21% at June 30, 2025 and December 31, 2024, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of June 30, 2025.

Nonperforming loans decreased $10.2 million, or 33.3%, to $20.4 million at June 30, 2025, from $30.5 million at December 31, 2024, attributable to loan charge-offs totaling $8.7 million and $6.1 million in payments received on commercial construction loans, partially offset by a $4.1 million commercial real estate loan and commercial business loans totaling $524,000 placed on nonaccrual status during the year. The increase in charge-off activity was related to underlying collateral deficiencies in a $6.3 million relationship consisting of two commercial real estate loans and a related commercial business loan charged-off in the first quarter of 2025. A $2.0 million commercial business loan was charged-off in the second quarter of 2025. Nonperforming loans to total loans was 1.22% at June 30, 2025, compared to 1.80% at December 31, 2024. The ACLL as a percentage of nonaccrual loans increased to 90% at June 30, 2025, up from 67% at December 31, 2024.

Classified loans decreased $11.6 million, or 27.3%, to $30.9 million at June 30, 2025, from $42.5 million at December 31, 2024, primarily due to charge-offs totaling $9.5 million and $6.1 million in payments received on commercial construction loans included in this category, partially offset by a $4.1 million commercial real estate loan that was adversely impacted by reduced cross-border traffic during the second quarter of 2025. Four collateral dependent loans totaling $23.8 million account for 77% of the classified loan balance at June 30, 2025. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in the largest of these collateral-dependent relationships. The Bank is also closely monitoring a group of commercial business loans that have similar collateral, with 11 loans totaling $562,000 included in classified loans at June 30, 2025, and four additional loans totaling $686,000 included in the special mention risk grading category. The Bank continues to work with these borrowers to facilitate satisfactory repayment.

In the first six months of 2025, the Bank recorded commercial real estate loan charge-offs totaling $5.6 million and commercial business loan charge-offs totaling $603,000 due to underlying collateral deficiencies. Additional commercial business loan charge-offs totaling $3.7 million and commercial construction loan charge-offs totaling $374,000 were recorded as a result of uncertainty in the collectability of the underlying collateral in specific loan relationships. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories. Additional charged-off balances related to purchased unsecured consumer loans totaled $396,000 during the six months ended June 30, 2025.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	June 30, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$387,459	$395,315	$(7,856)	(2.0)%
Multi-family	329,696	332,596	(2,900)	(0.9)
Commercial real estate	391,362	390,379	983	0.3
Construction and land	72,538	78,110	(5,572)	(7.1)
Total real estate loans	1,181,055	1,196,400	(15,345)	(1.3)
Consumer:
Home equity	84,927	79,054	5,873	7.4
Auto and other consumer	280,877	268,876	12,001	4.5
Total consumer loans	365,804	347,930	17,874	5.1
Commercial business loans	117,843	151,493	(33,650)	(22.2)
Total loans receivable	1,664,702	1,695,823	(31,121)	(1.8)
Less:
Derivative basis adjustment	(860)	188	(1,048)	(557.4)
Allowance for credit losses on loans	18,345	20,449	(2,104)	(10.3)
Loans receivable, net	$1,647,217	$1,675,186	$(27,969)	(1.7)

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
	June 30, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,274	$1,477	$797	54.0%
Commercial real estate	4,095	5,598	(1,503)	(26.8)
Construction and land	13,063	19,544	(6,481)	(33.2)
Total real estate loans	19,432	26,619	(7,187)	(27.0)
Consumer loans:
Home equity	10	55	(45)	(81.8)
Auto and other consumer	410	700	(290)	(41.4)
Total consumer loans	420	755	(335)	(44.4)
Commercial business	514	3,141	(2,627)	(83.6)
Total nonaccrual loans	20,366	30,515	(10,149)	(33.3)
Real estate owned:
One-to-four family	1,297	—	1,297	100.0
Total nonperforming assets	$21,663	$30,515	$(8,852)	(29.0)

MLTB loans:
Commercial real estate	$6,676	$6,402	$274	4.3
Commercial business	105	111	(6)	(5.4)
Total restructured loans	$6,781	$6,513	$268	4.1

Nonaccrual loans as a percentage of total loans	1.22%	1.80%	(0.58)%	(32.2)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$105	$111	$(6)	(5.4)%

In the first quarter of 2025, a convertible promissory note held by First Northwest, recorded as a commercial business loan, converted into a Series A security valued at $1.3 million. The transaction resulted in a $1.0 million reduction to loans receivable, a $260,000 reduction to interest receivable and a $1.3 million increase to equity investments.

Also in the first quarter of 2025, a BOLI group life policy with a $9.4 million carrying value was terminated and the balance reclassified from BOLI to a receivable included in other assets at June 30, 2025. In the second quarter of 2025, the Bank invested $9.1 million into a new BOLI separate life policy. The reimbursement for the terminated policy was received from the issuer in July 2025.

In the second quarter of 2025, the Bank consolidated its Bellevue and Fremont business centers into a new location. As a result, the ROU asset and lease liability balances decreased $2.0 million for the terminated leases and increased $1.3 million related to the new lease for the Seattle business center.

Liabilities. Total liabilities decreased to $2.05 billion at June 30, 2025, from $2.08 billion at December 31, 2024, due to decreases in brokered deposits of $76.0 million, partially offset by increases in customer deposit balances of $42.6 million and borrowings of $8.1 million.

Deposit account balances decreased $33.4 million, or 2.0%, to $1.65 billion at June 30, 2025 from $1.69 billion at December 31, 2024. During the first six months of 2025, total customer deposit balances increased $42.6 million and brokered deposit balances decreased $76.0 million. Within customer deposit balances, increases in money market accounts of $71.0 million and savings accounts of $22.9 million were partially offset by decreases in demand deposit accounts of $36.9 million and customer CDs of $14.4 million. Increases in money market and savings accounts were driven by customers seeking higher rates. Brokered CDs are utilized as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment contributed to continued competition for deposits during the first half of 2025. As a result, the Bank continued offering deposit rate specials to retain existing balances and attract new funds.

FHLB advances increased $10.0 million, or 3.4% to $300.0 million at June 30, 2025, from $290.0 million at December 31, 2024. The Bank increased long-term advances to primarily replace maturing brokered deposits. The Company also redeemed $5.0 million of subordinated debt during the first quarter of 2025 at a discount, resulting in a one-time gain on extinguishment of debt recorded in other noninterest income.

Equity. Total shareholders' equity decreased $4.2 million to $149.7 million for the six months ended June 30, 2025, due to a $5.4 million net loss recorded during that period, $1.3 million of dividends declared and a $621,000 decrease in the post-tax fair market value of derivatives. These decreases were partially offset by an increase in the after-tax fair market values of the available-for-sale investment securities portfolio of $2.5 million. During the first six months of 2025, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

General. The Company recorded net income of $3.7 million for the three months ended June 30, 2025, compared to a net loss of $2.2 million for the three months ended June 30, 2024. A $9.1 million decrease in provision for credit losses and a $2.8 million decrease in noninterest expense were partially offset by a $5.2 million decrease in noninterest income and an increase in provision for income taxes of $844,000.

Net Interest Income. Net interest income decreased $42,000 to $14.19 million for the three months ended June 30, 2025, from $14.24 million for the three months ended June 30, 2024. This decrease was mainly the result of lower average yield on interest-earning assets, which decreased 14 basis points to 5.41% for the three months ended June 30, 2025, compared to 5.55% for the same period last year, due primarily to lower yields on variable- and adjustable-rate assets and a decrease in loan volume. It is important to note that while loan yields dropped period-over-period, the Company's decrease was significantly lower than the 75-basis point Fed Funds decrease. The decrease in income was partially offset by a decrease in rates paid on interest-bearing liabilities, which decreased 27 basis points to 3.01% for the three months ended June 30, 2025, compared to 3.28% for the same period in the prior year as a result of lower rates paid on savings deposits, CDs and borrowings and a decrease in the average balances of CDs and borrowings. The cost of total deposits decreased 16 basis points to 2.31% for the three months ended June 30, 2025, compared to 2.47% for the same period in 2024.

The net interest margin increased 7 basis points to 2.83% for the three months ended June 30, 2025, from 2.76% for the same period in 2024. Total cost of funds decreased 23 basis points to 2.64% for the three months ended June 30, 2025, from 2.87% for the same period in 2024. The Company has taken measures to expand our net interest margin. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. Current quarter investment securities purchases will replace some of the interest income on securities that matured in 2025. The Bank's fair value hedging agreements on securities and loans continue to increase interest income.

Interest Income. Total interest income decreased $1.5 million, or 5.2%, to $27.1 million for the three months ended June 30, 2025, from $28.6 million for the comparable period in 2024, due to both lower volumes and average yields on interest-earning assets. Interest and fees on loans receivable decreased $919,000, to $22.8 million for the three months ended June 30, 2025, from $23.7 million for the three months ended June 30, 2024, primarily due to a decrease in the average balance of net loans receivable of $59.5 million coupled with a decrease in average loan yields to 5.58% for the three months ended June 30, 2025, from 5.62% for the same period in 2024. The volume of construction, multi-family, commercial business and auto loans decreased compared to the same quarter in 2024, categories that generally earn higher yields. The yield earned on investment securities decreased 54 basis points to 4.47% compared to the same period in 2024, as variable-rate investments repriced and higher-yielding securities matured in 2025.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2025		2024
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,639,236	5.58%	$1,698,777	5.62%	$(919)
Investment securities	311,078	4.47	316,878	5.01	(483)
FHLB stock	13,313	9.97	15,175	9.49	(27)
Interest-earning deposits in banks	46,807	4.46	41,450	5.54	(51)
Total interest-earning assets	$2,010,434	5.41	$2,072,280	5.55	$(1,480)

Interest Expense. Total interest expense decreased $1.4 million, or 10.0%, to $12.9 million for the three months ended June 30, 2025, compared to $14.4 million for the three months ended June 30, 2024. The decrease from the second quarter of 2024 was the result of lower volumes of brokered CDs along with a decrease in the total cost of deposits to 2.31% from 2.47% in same period one year ago. The savings realized from the changes in brokered CDs was partially offset by increased costs as a result of higher volumes of customer CDs and money market accounts. Interest expense on borrowings decreased due to an average balance decrease of $40.2 million and a decrease in the cost of advances to 4.43% from 4.85%, primarily FHLB advances, compared to the same period in 2024.

Average deposit account balances were composed of 85% in interest-bearing deposits and 15% in noninterest-bearing deposits at both June 30, 2025 and June 30, 2024. During the three months ended June 30, 2025, interest expense decreased for CDs due to a decrease in the average balances of $33.7 million, along with a decrease in the average rates paid of 37 basis points, compared to the three months ended June 30, 2024. During the same period, the average balances of money market accounts increased $38.7 million with no average rate increase, resulting in an increase to interest expense. The average cost of all interest-bearing deposit accounts decreased to 2.71% for the three months ended June 30, 2025, from 2.91% for the three months ended June 30, 2024, primarily due to the reduction in brokered CDs. The mix of customer deposit balances shifted from demand accounts towards higher cost CD and money market products. Customer CDs represented 29.1% and 26.8% of customer deposits at June 30, 2025 and 2024, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2025		2024
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$164,475	0.59%	$165,212	0.47%	$47
Money market accounts	444,135	2.40	405,393	2.40	240
Savings accounts	228,901	1.55	227,650	1.62	(31)
Certificates of deposit, customer	451,712	3.90	400,197	4.10	317
Certificates of deposit, brokered	124,383	4.42	209,566	4.94	(1,201)
Advances	275,176	4.43	315,375	4.85	(760)
Subordinated debt	34,600	4.00	39,465	4.03	(50)
Total interest-bearing liabilities	$1,723,382	3.01	$1,762,858	3.28	$(1,438)

Provision for Credit Losses. The Company recorded a $360,000 recapture of provision for credit losses in the three months ended June 30, 2025. A recapture of provision for credit losses on loans of $296,000 was the result of a reduction in reserves taken on individually evaluated loans, partially offset by net loan charge-offs for the quarter and a small increase in the pooled loan reserve. The pooled loan reserve increased as estimated CECL loss factors applied at quarter end increased for commercial business, one-to-four family, multi-family and commercial real estate loan balances while loss factors applied to pooled consumer and home equity loans decreased. A recapture of provision for credit losses on unfunded commitments of $64,000 was also recorded during the quarter ended June 30, 2025, due to reduced loss factors and commitment balances at quarter end. The total provision for credit losses on loans was $8.6 million for the quarter ended June 30, 2024, and the provision on unfunded commitments was $99,000. The ACLL as a percentage of nonaccrual loans at period end increased to 90% compared to 82% for the same period in 2024.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
(Recapture of) provision for credit losses on loans	$(296)	$8,640
Net charge-offs	(1,928)	(7,255)
Allowance for credit losses on loans	18,345	19,343
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.10%	1.14%
Total nonaccrual loans	20,366	23,631
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	90%	82%
Nonaccrual loans and accruing loans 90 days or more past due as a percentage of total loans receivable	1.22%	1.89%
Total loans receivable	$1,664,702	$1,698,124

(Recapture of) provision for credit losses on unfunded commitments	$(64)	$99
Reserve for unfunded commitments	550	647
Unfunded loan commitments	166,589	155,005

Noninterest Income. Noninterest income decreased $5.2 million, or 70.5%, to $2.2 million for the three months ended June 30, 2025, from $7.4 million for the three months ended June 30, 2024. The decrease is primarily due to the $7.9 million gain from the sale of six branches in a sale-leaseback transaction, partially offset by a $2.1 million loss on sale of securities recorded in the second quarter of 2024. Included in other income were period-over-period increases in the recorded value of equity and fintech partnership investments of $287,000, interest related to the ERC of $81,000 and swap fee income of $64,000. The BOLI cash surrender value increase was a result of the conversion into higher-yielding BOLI policies during 2024 and 2025.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,095	$1,076	$19	1.8%
Sold loan servicing fees and servicing rights mark-to-market	92	74	18	24.3
Net gain on sale of loans	44	150	(106)	(70.7)
Net loss on sale of investment securities	—	(2,117)	2,117	(100.0)
Net gain on sale of premises and equipment	—	7,919	(7,919)	(100.0)
Increase in BOLI cash surrender value	485	293	192	65.5
Other income (loss)	454	(48)	502	(1,045.8)
Total noninterest income	$2,170	$7,347	$(5,177)	(70.5)

Noninterest Expense. Noninterest expense decreased $2.8 million, or 18.2%, to $12.8 million for the three months ended June 30, 2025, compared to $15.6 million for the three months ended June 30, 2024. The decrease in expenses compared to the second quarter of 2024 is mainly due to a $2.6 million employee retention credit ("ERC") recorded in compensation during the current quarter. Additional decreases to compensation expense included $596,000 attributable to a smaller workforce and $356,000 due to lower incentive payments. Occupancy decreased compared to the same period in 2024 due to a $354,000 reduction in property tax partially offset by a $139,000 increase in rent expense as a result of the 2024 sale-leaseback. One-time increases recorded in the current quarter also included a $599,000 loss on disposal of leasehold improvements included in other expense and a $528,000 ERC consulting cost included in professional fees. The Company continues to focus on controlling expenses to improve earnings.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$4,698	$8,588	$(3,890)	(45.3)%
Data processing	1,926	2,008	(82)	(4.1)
Occupancy and equipment	1,507	1,799	(292)	(16.2)
Supplies, postage, and telephone	346	317	29	9.1
Regulatory assessments and state taxes	501	457	44	9.6
Advertising	299	377	(78)	(20.7)
Professional fees	1,449	684	765	111.8
FDIC insurance premium	463	473	(10)	(2.1)
Other expense	1,576	906	670	74.0
Total noninterest expense	$12,765	$15,609	$(2,844)	(18.2)

Provision for Income Tax. An income tax provision of $297,000 was recorded for the three months ended June 30, 2025, compared to a benefit of $547,000 for the three months ended June 30, 2024, due to a period-over-period increase in income before taxes of $6.7 million. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

General. The Company recorded a net loss of $5.4 million for the six months ended June 30, 2025, compared to net income of $1.8 million for the six months ended June 30, 2024. A $2.3 million increase in provision for credit losses and a $2.9 million increase in noninterest expense were partially offset by a $3.6 million increase in noninterest income and a $728,000 decrease in provision for income tax.

Net Interest Income. Net interest income decreased $123,000 to $28.0 million for the six months ended June 30, 2025, from $28.1 million for the six months ended June 30, 2024, as declines in loan and interest-earning deposit income outpaced reduced deposit costs.

Average earning assets decreased $29.1 million year-over-year. The yield on average interest-earning assets decreased 11 basis points to 5.38% for the six months ended June 30, 2025, compared to 5.49% for the same period in the prior year, due to decreases in average net loans receivable, investments and interest-earning deposit account balances, along with decreased yields on all interest-earning assets.

The average cost of interest-bearing liabilities decreased to 3.03% for the six months ended June 30, 2025, compared to 3.21% for the same period last year, due primarily to decreases in the average balances of brokered CDs, savings account balances and advances along with lower rates paid on advances, CDs, and savings accounts. Total cost of funds decreased 16 basis points to 2.65% for the six months ended June 30, 2025, from 2.81% for the same period in 2024.

The net interest margin increased 4-basis points to 2.80% for the six months ended June 30, 2025, compared to 2.76% for the same period in 2024.

Interest Income. Total interest income decreased $2.0 million, or 3.5%, to $54.0 million for the six months ended June 30, 2025, from $55.9 million for the comparable period in 2024, primarily due to a decrease in yields on all interest-earning assets and a decrease in average net loans receivable balances. Interest and fees on loans receivable decreased $1.5 million, to $45.1 million for the six months ended June 30, 2025, from $46.5 million for the six months ended June 30, 2024, primarily due to a decrease in the average balance of net loans receivable of $39.5 million compared to the prior year, coupled with a decrease in average loan yields to 5.54% for the six months ended June 30, 2025, from 5.57% for the same period in 2024. As a market comparison, the Fed Funds rate decreased 75-basis points over the same period. Average balances in the loan portfolio decreased primarily due to a lower average volume of construction loans partially offset by higher average volumes of one-to-four family, purchased auto and purchased manufactured home loans. Loan yields decreased over the prior year due to the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also decreased 33 basis points to 4.55% compared to the same period in 2024, due to floating bond yields and maturities of higher yielding fixed-rate investments.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2025		2024
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,640,579	5.54%	$1,680,099	5.57%	$(1,455)
Investment securities	322,081	4.55	312,184	4.88	(312)
FHLB stock	13,460	9.56	13,751	9.36	(2)
Interest-earning deposits in banks	44,873	4.50	44,016	5.56	(214)
Total interest-earning assets	$2,020,993	5.38	$2,050,050	5.49	$(1,983)

Interest Expense. Total interest expense decreased $1.9 million, or 6.7%, to $25.9 million for the six months ended June 30, 2025, compared to $27.8 million for the six months ended June 30, 2024. Interest expense on deposits decreased $1.0 million due to a $3.5 million decrease in the in the average balance and a 12-basis point decrease in the cost of interest-bearing deposits. A shift in the deposit mix from brokered CDs and savings accounts to a higher volume of customer CDs and money market accounts resulted in a lower cost of deposits. Interest expense on borrowings decreased $857,000 due to a $9.8 million increase in the average balance and a 39-basis point decrease in the cost of borrowings, primarily FHLB advances, compared to the same period in 2024.

During the six months ended June 30, 2025, interest expense on CDs decreased due to lower average balances of $33.6 million, primarily brokered CDs, along with a 27-basis point decrease in the average rates paid, compared to the six months ended June 30, 2024. During the same period, the average balances of money market accounts increased $37.9 million, with an 11-basis point average rate increase, resulting in an increase to interest expense. The average cost of interest-bearing deposit accounts decreased to 2.76% for the six months ended June 30, 2025, from 2.88% for the six months ended June 30, 2024. The Bank continues to use promotional products designed to retain existing deposits and generate new deposits. Promotional rates are regularly reviewed and adjusted. The mix of customer deposit balances shifted from savings accounts towards money market accounts and CDs. Customer CDs represented 27.2% and 23.3% of total deposits at June 30, 2025 and 2024, respectively. Brokered CDs represented 6.5% and 13.1% of total deposits at June 30, 2025 and 2024, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2025		2024
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$166,433	0.61%	$165,296	0.46%	$120
Money market accounts	429,363	2.35	391,449	2.24	636
Savings accounts	222,734	1.51	231,717	1.62	(201)
Certificates of deposit, customer	451,823	3.98	418,861	4.12	345
Certificates of deposit, brokered	141,233	4.57	207,745	4.94	(1,903)
Advances	277,326	4.29	284,144	4.74	(797)
Subordinated debt	36,475	4.03	39,455	4.02	(60)
Total interest-bearing liabilities	$1,725,387	3.03	$1,738,667	3.21	$(1,860)

Provision for Credit Losses. The Company recorded a $7.5 million loan loss provision offset by a $49,000 unfunded commitment provision recapture for the six months ended June 30, 2025. This compares to a $9.9 million loan loss provision offset by a $170,000 unfunded commitment provision recapture for the six months ended June 30, 2024. The current period provision for credit losses on loans reflects changes due to underlying collateral deficiencies for two commercial real estate loans, two commercial business loans, a commercial construction loan, a group of commercial equipment loans and consumer unsecured loans resulting in net charge-offs totaling $9.6 million for the six-month period. Net charge-offs were partially offset by decreases in qualitative factor adjustments and general economic outlook factors applied to the remaining loan portfolio balance at June 30, 2025. The lower unfunded commitment provision recapture compared to the same period in 2024 was due to lower qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Provision for credit losses on loans	$7,474	$9,879
Net charge-offs	(9,578)	(8,046)
Allowance for credit losses on loans	18,345	19,343
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.10%	1.14%
Total nonaccrual loans	20,366	23,631
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	90%	82%
Nonaccrual loans and accruing loans 90 days or more past due as a percentage of total loans receivable	1.22%	1.89%
Total loans receivable	$1,664,702	$1,698,124

Recapture of provision for credit losses on unfunded commitments	$(49)	$(170)
Reserve for unfunded commitments	550	647
Unfunded loan commitments	166,589	155,005

Noninterest Income. Noninterest income decreased $3.6 million, or 37.6%, to $6.0 million for the six months ended June 30, 2025, from $9.5 million for the six months ended June 30, 2024. The prior year included a $7.9 million gain recorded for the sale-leaseback transaction partially offset by a $2.1 million loss on the sale of investment securities. Additional income recorded in the current year includes a $1.1 million BOLI death benefit and a $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount recorded in other income. The BOLI cash surrender value increased as a result of the conversion into higher-yielding BOLI policies in 2024 and 2025.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$2,201	$2,178	$23	1.1%
Sold loan servicing fees and servicing rights mark-to-market	287	293	(6)	(2.0)
Net gain on sale of loans	55	202	(147)	(72.8)
Net loss on sale of investment securities	—	(2,117)	2,117	(100.0)
Net gain on sale of premises and equipment	—	7,919	(7,919)	(100.0)
Increase in BOLI cash surrender value	857	536	321	59.9
Income from BOLI death benefit, net	1,059	—	1,059	100.0
Other income (loss)	1,488	524	964	184.0
Total noninterest income	$5,947	$9,535	$(3,588)	(37.6)

Noninterest Expense. Noninterest expense increased $2.9 million, or 9.5%, to $32.8 million for the six months ended June 30, 2025, compared to $29.9 million for the six months ended June 30, 2024. Expenses increased compared to the same period in 2024 due to a $5.8 million accrued legal reserve and a $599,000 loss on disposal of leasehold improvements, both included in other expense, and a $528,000 ERC consulting cost included in professional fees. These increases were partially offset by the $2.6 million ERC along with lower compensation and benefit costs due to a smaller workforce. The Company continues to focus on controlling expenses to improve earnings.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$12,413	$16,716	$(4,303)	(25.7)%
Data processing	3,937	3,952	(15)	(0.4)
Occupancy and equipment	3,099	3,039	60	2.0
Supplies, postage, and telephone	644	610	34	5.6
Regulatory assessments and state taxes	980	970	10	1.0
Advertising	564	686	(122)	(17.8)
Professional fees	2,226	1,594	632	39.6
FDIC insurance premium	897	859	38	4.4
Other expense	8,005	1,486	6,519	438.7
Total noninterest expense	$32,765	$29,912	$2,853	9.5

Provision for Income Tax. An income tax benefit of $828,000 was recorded for the six months ended June 30, 2025, compared to a benefit of $100,000 for the six months ended June 30, 2024, due to a period-over-period increase in net loss before taxes of $4.3 million. Both periods include a tax penalty estimate for the early surrender of BOLI contracts. The provision also includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2025 and 2024. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included within loans receivable in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2025			2024
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,639,236	$22,814	5.58%	$1,698,777	$23,733	5.62%
Total investment securities	311,078	3,466	4.47	316,878	3,949	5.01
FHLB dividends	13,313	331	9.97	15,175	358	9.49
Interest-earning deposits in banks	46,807	520	4.46	41,450	571	5.54
Total interest-earning assets (3)	2,010,434	27,131	5.41	2,072,280	28,611	5.55
Noninterest-earning assets	154,145			147,090
Total average assets	$2,164,579			$2,219,370
Interest-bearing liabilities:
Interest-bearing demand deposits	$164,475	$240	0.59	$165,212	$193	0.47
Money market accounts	444,135	2,660	2.40	405,393	2,420	2.40
Savings accounts	228,901	884	1.55	227,650	915	1.62
Certificates of deposit, customer	451,712	4,396	3.90	400,197	4,079	4.10
Certificates of deposit, brokered	124,383	1,372	4.42	209,566	2,573	4.94
Total interest-bearing deposits (4)	1,413,606	9,552	2.71	1,408,018	10,180	2.91
Advances	275,176	3,041	4.43	315,375	3,801	4.85
Subordinated debt	34,600	345	4.00	39,465	395	4.03
Total interest-bearing liabilities	1,723,382	12,938	3.01	1,762,858	14,376	3.28
Noninterest-bearing deposits (4)	243,655			251,442
Other noninterest-bearing liabilities	50,685			41,991
Total average liabilities	2,017,722			2,056,291
Average equity	146,857			163,079
Total average liabilities and equity	$2,164,579			$2,219,370

Net interest income		$14,193			$14,235
Net interest rate spread			2.40			2.27
Net earning assets	$287,052			$309,422
Net interest margin (5)			2.83			2.76
Average interest-earning assets to average interest-bearing liabilities	116.7%			117.6%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred (costs) fees of ($148,000) and $34,000 for the three months ended June 30, 2025 and 2024, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.31% and 2.47% for the three months ended June 30, 2025 and 2024, respectively.

(5) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2025			2024
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,640,579	$45,045	5.54%	$1,680,099	$46,500	5.57%
Total investment securities	322,081	7,269	4.55	312,184	7,581	4.88
FHLB dividends	13,460	638	9.56	13,751	640	9.36
Interest-earning deposits in banks	44,873	1,002	4.50	44,016	1,216	5.56
Total interest-earning assets (3)	2,020,993	53,954	5.38	2,050,050	55,937	5.49
Noninterest-earning assets	148,628			142,729
Total average assets	$2,169,621			$2,192,779
Interest-bearing liabilities:
Interest-bearing demand deposits	$166,433	$500	0.61	$165,296	$380	0.46
Money market accounts	429,363	5,005	2.35	391,449	4,369	2.24
Savings accounts	222,734	1,667	1.51	231,717	1,868	1.62
Certificates of deposit, customer	451,823	8,918	3.98	418,861	8,573	4.12
Certificates of deposit, brokered	141,233	3,199	4.57	207,745	5,102	4.94
Total interest-bearing deposits (4)	1,411,586	19,289	2.76	1,415,068	20,292	2.88
Advances	277,326	5,896	4.29	284,144	6,693	4.74
Subordinated debt	36,475	729	4.03	39,455	789	4.02
Total interest-bearing liabilities	1,725,387	25,914	3.03	1,738,667	27,774	3.21
Noninterest-bearing deposits (4)	243,612			250,362
Other noninterest-bearing liabilities	49,002			41,277
Total average liabilities	2,018,001			2,030,306
Average equity	151,620			162,473
Total average liabilities and equity	$2,169,621			$2,192,779

Net interest income		$28,040			$28,163
Net interest rate spread			2.35			2.28
Net earning assets	$295,606			$311,383
Net interest margin (5)			2.80			2.76
Average interest-earning assets to average interest-bearing liabilities	117.1%			117.9%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of ($486,000) and ($137,000) for the six months ended June 30, 2025 and 2024, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.35% and 2.45% for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2025 Compared to June 30, 2024			June 30, 2025 Compared to June 30, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(795)	$(124)	$(919)	$(1,151)	$(304)	$(1,455)
Investments	(68)	(415)	(483)	228	(540)	(312)
FHLB stock	(43)	16	(27)	(15)	13	(2)
Other (1)	74	(125)	(51)	23	(237)	(214)
Total interest-earning assets	$(832)	$(648)	$(1,480)	$(915)	$(1,068)	$(1,983)

Interest-bearing liabilities:
Interest-bearing demand deposits	$(1)	$48	$47	$1	$119	$120
Money market accounts	240	—	240	411	225	636
Savings accounts	7	(38)	(31)	(73)	(128)	(201)
Certificates of deposit, customer	534	(217)	317	666	(321)	345
Certificates of deposit, brokered	(1,044)	(157)	(1,201)	(1,636)	(267)	(1,903)
Advances	(479)	(281)	(760)	(169)	(628)	(797)
Subordinated debt	(48)	(2)	(50)	(61)	1	(60)
Total interest-bearing liabilities	$(791)	$(647)	$(1,438)	$(861)	$(999)	$(1,860)

Change in net interest income	$(41)	$(1)	$(42)	$(54)	$(69)	$(123)

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2025 and the year ended December 31, 2024, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2025, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$512,244	$40,534	$4,643	$—	$557,421
FHLB advances	195,000	105,000	—	—	300,000
Line of credit	9,500	—	—	—	9,500
Subordinated debt obligation	—	—	—	34,608	34,608
Operating leases	2,018	4,333	3,970	17,145	27,466
Borrower taxes and insurance	1,325	—	—	—	1,325
Deferred compensation	157	233	261	785	1,436
Total contractual obligations	$720,244	$150,100	$8,874	$52,538	$931,756

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2025:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Fixed-rate	$175	$—	$—	$—	$175
Variable-rate	500	—	—	—	500
Unfunded commitments under lines of credit	14,464	16,647	7,189	74,040	112,340
Unfunded commitments under existing construction loans	32,418	21,831	—	—	54,249
Standby letters of credit	150	—	—	200	350
Unfunded commitments under partnership agreements	2,875	—	—	—	2,875
Total commitments	$50,582	$38,478	$7,189	$74,240	$170,489

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

Our most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $87.9 million and unpledged securities classified as available-for-sale had a market value of $246.2 million. The Bank pledged collateral of $550.0 million to support borrowings from the FHLB, with a remaining borrowing capacity of $179.9 million at June 30, 2025. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $18.4 million were pledged as of June 30, 2025, providing a borrowing capacity of $17.6 million. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $10.5 million at June 30, 2025.

At June 30, 2025, we had commitments to fund $350,000 in standby letters of credit and $166.6 million in undisbursed loans, including $55.2 million in undisbursed construction loan commitments.

CDs due within one year as of June 30, 2025, totaled $512.2 million, or 91.9% of CDs with a weighted-average rate of 3.96%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 62% of deposit account balances held by consumers, 22% held by business and 10% by public fund depositors, and 6% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at June 30, 2025. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2025, the Company, on an unconsolidated basis, had liquid assets of $359,000. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At June 30, 2025, shareholders' equity totaled $149.7 million, or 6.8% of total assets. Our book value per share of common stock was $15.85 at June 30, 2025, compared to $16.45 at December 31, 2024.

At June 30, 2025, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2025.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$199,317	9.1%	$87,284	4.0%	$109,105	5.0%
Common equity tier 1 (to risk-weighted assets)	199,317	12.0	74,536	4.5	107,662	6.5
Tier 1 risk-based capital (to risk-weighted assets)	199,317	12.0	99,381	6.0	132,508	8.0
Total risk-based capital (to risk-weighted assets)	217,474	13.1	132,508	8.0	165,635	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.1% at June 30, 2025, exceeding this requirement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Interim Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Interim Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Interim Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the Company’s financial position or results of operations other than the matters discussed in Note 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2024 Form 10-K.

Our business may be adversely impacted by litigation and regulatory enforcement actions, which could expose us to significant liabilities and/or damage our reputation.

From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. For example, we are currently engaged in litigation with 3|5|2 Capital related to the bankruptcy of Water Station Management and related entities, as described in more detail in Note 15 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q. The risk of litigation may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-traded company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our business, financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.

In the ordinary course of our business, we also are subject to various regulatory, governmental and enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In enforcement matters, claims for disgorgement, the imposition of civil and criminal penalties and the imposition of other remedial sanctions are possible.

Actual outcomes, losses and related expenses of pending legal proceedings may differ materially from assessments and estimates, and may exceed the amount of any reserves we have established, which could adversely affect our reputation, business, financial condition and results of operations.

The risk factor “We are dependent on key personnel and the loss of one or more of those key persons may materially and adversely affect our prospects.” appearing in the 2024 Form 10-K is restated in its entirety as follows:

We are dependent on key personnel and the loss of one or more of those key persons, including the recent departure of our President and Chief Executive Officer and the Chief Banking Officer of First Fed, may materially and adversely affect our prospects.

We rely heavily on the efforts and abilities of our executive officers, and certain other key management personnel, which make up our management team. As previously disclosed, our former President, Chief Executive Officer and member of the Board of Directors departed effective July 12, 2025. In addition, the former Chief Banking Officer of First Fed retired on July 2, 2025. The loss of the services of these individuals, and the potential loss of any of our current management team, could have a material adverse impact on our business, financial condition, and results of operations. While we believe that our relationship with our remaining management team is good, we cannot guarantee that all members of our management team will remain with our organization.

We have engaged a leading executive search firm to assist with the process of identifying a replacement Chief Executive Officer. However, no assurances can be given that we will be able to attract a qualified candidate quickly, or at all. The ability to attract, retain, and season replacements to our management team presents risks to executing our business plan.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2025:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

April 1, 2025 - April 30, 2025	—	$—	—	846,123
May 1, 2025 - May 31, 2025	2,316	—	—	846,123
June 1, 2025 - June 30, 2025	—	—	—	846,123
Total	2,316	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 0 shares, 2,316 shares, and 0 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of June 30, 2025, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 7, 2025	/s/ Geraldine Bullard

Geraldine Bullard
Interim Chief Executive Officer, Chief Operating Officer and Executive Vice President
(Principal Executive Officer)

Date: August 7, 2025	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)