Form 10-Q
period 2025-09-30
First Northwest Bancorp
filed 2025-11-06
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 30, 2025, there were 9,462,150 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$15,688	$16,811
Interest-earning deposits in banks	63,482	55,637
Investment securities available for sale, at fair value (amortized cost of $310,545 and $376,265 at September 30, 2025 and December 31, 2024, respectively)	282,608	340,344
Loans held for sale	2,154	472
Loans receivable (net of allowance for credit losses on loans of $16,203 and $20,449 at September 30, 2025 and December 31, 2024, respectively)	1,607,825	1,675,186
Federal Home Loan Bank ("FHLB") stock, at cost	10,856	14,435
Accrued interest receivable	8,160	8,159
Premises and equipment, net	8,788	10,129
Servicing rights on sold loans, at fair value	3,093	3,281
Bank-owned life insurance ("BOLI"), net	41,889	41,150
Equity and partnership investments	15,048	13,229
Goodwill and other intangible assets, net	1,080	1,082
Deferred tax asset, net	14,168	13,738
Right-of-use ("ROU") asset, net	15,494	17,001
Prepaid expenses and other assets	21,040	21,352
Total assets	$2,111,373	$2,232,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,653,327	$1,688,026
Borrowings	259,625	336,014
Accrued interest payable	1,145	3,295
Lease liability, net	16,071	17,535
Accrued expenses and other liabilities	24,321	31,770
Advances from borrowers for taxes and insurance	2,356	1,484
Total liabilities	1,956,845	2,078,124

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,462,150 and 9,353,348 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	94	93
Additional paid-in capital	93,646	93,357
Retained earnings	91,317	97,198
Accumulated other comprehensive loss, net of tax	(24,429)	(30,172)
Unearned employee stock ownership plan ("ESOP") shares	(6,100)	(6,594)
Total shareholders' equity	154,528	153,882
Total liabilities and shareholders' equity	$2,111,373	$2,232,006

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans receivable	$22,814	$23,536	$67,859	$70,036
Interest on investment securities	3,244	3,786	10,513	11,367
Interest on deposits and other	570	582	1,572	1,798
FHLB dividends	282	302	920	942
Total interest income	26,910	28,206	80,864	84,143
INTEREST EXPENSE
Deposits	9,083	10,960	28,372	31,252
Borrowings	3,258	3,226	9,883	10,708
Total interest expense	12,341	14,186	38,255	41,960
Net interest income	14,569	14,020	42,609	42,183
PROVISION FOR CREDIT LOSSES
(Recapture of) provision for credit losses on loans	(620)	3,077	6,854	12,956
(Recapture of) provision for credit losses on unfunded commitments	(53)	57	(102)	(113)
(Recapture of) provision for credit losses	(673)	3,134	6,752	12,843
Net interest income after (recapture of) provision for credit losses	15,242	10,886	35,857	29,340
NONINTEREST INCOME
Loan and deposit service fees	1,114	1,059	3,315	3,237
Sold loan servicing fees and servicing rights mark-to-market	85	10	372	303
Net (loss) gain on sale of loans	(39)	58	16	260
Net loss on sale of investment securities	—	—	—	(2,117)
Net gain on sale of premises and equipment	—	—	—	7,919
Increase in BOLI cash surrender value	539	315	1,396	851
Income from BOLI death benefit, net	—	—	1,059	—
Other income	303	337	1,791	861
Total noninterest income	2,002	1,779	7,949	11,314
NONINTEREST EXPENSE
Compensation and benefits	8,353	8,582	20,766	25,298
Data processing	1,941	2,085	5,878	6,037
Occupancy and equipment	1,505	1,553	4,604	4,592
Supplies, postage, and telephone	344	360	988	970
Regulatory assessments and state taxes	558	548	1,538	1,518
Advertising	282	409	846	1,095
Professional fees	2,668	698	4,894	2,292
FDIC insurance premium	411	533	1,308	1,392
Other expense	1,328	1,080	9,333	2,566
Total noninterest expense	17,390	15,848	50,155	45,760
Loss before (benefit) provision for income taxes	(146)	(3,183)	(6,349)	(5,106)
(Benefit) provision for income taxes	(948)	(1,203)	(1,776)	(1,303)
Net income (loss)	$802	$(1,980)	$(4,573)	$(3,803)

Basic and diluted earnings (loss) per common share	$0.09	$(0.23)	$(0.52)	$(0.43)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income (loss)	$802	$(1,980)	$(4,573)	$(3,803)

Other comprehensive income:
Unrealized holding gains on investments available for sale arising during the period	4,754	8,076	7,984	6,059
Tax effect	(1,021)	(1,732)	(1,715)	(1,300)
Amortization of unrecognized defined benefit ("DB") plan prior service cost	37	37	112	112
Tax effect	(7)	(8)	(23)	(24)
Reclassification adjustment for change in fair value of hedged items	8	(1,527)	(783)	(379)
Tax effect	(2)	327	168	81
Reclassification adjustment for net losses on sales of securities realized in income	—	—	—	2,117
Tax effect	—	—	—	(454)
Other comprehensive income, net of tax	3,769	5,173	5,743	6,212
Comprehensive income	$4,571	$3,193	$1,170	$2,409

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at June 30, 2024	9,453,247	$94	$93,985	$103,322	$(6,923)	$(31,597)	$158,881
Net loss				(1,980)			(1,980)
Common stock repurchased	(98,156)	—	(991)	(23)			(1,014)
Restricted stock award grants net of forfeitures	11,755	—	—				—
Restricted stock awards canceled	(867)	—	(8)				(8)
Other comprehensive income, net of tax						5,173	5,173
Share-based compensation expense			260				260
ESOP shares committed to be released			(28)		164		136
Cash dividends declared ($0.07 per share)				(659)			(659)
Balance at September 30, 2024	9,365,979	$94	$93,218	$100,660	$(6,759)	$(26,424)	$160,789

Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733
Net income				802			802
Restricted stock award grants net of forfeitures	18,813	1	—				1
Restricted stock awards canceled	(1,626)	(1)	(13)				(14)
Other comprehensive income, net of tax						3,769	3,769
Share-based compensation expense			131				131
ESOP shares committed to be released			(67)		164		97
Canceled dividends payable on forfeited unvested restricted stock awards				9			9
Balance at September 30, 2025	9,462,150	$94	$93,646	$91,317	$(6,100)	$(24,429)	$154,528

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$163,340
Net loss				(3,803)			(3,803)
Common stock repurchased	(312,288)	(2)	(3,160)	(895)			(4,057)
Restricted stock award grants net of forfeitures	78,418	—	—				—
Restricted stock awards canceled	(12,027)	—	(174)				(174)
Other comprehensive income, net of tax						6,212	6,212
Share-based compensation expense			781				781
ESOP shares committed to be released			(13)		494		481
Cash dividends declared ($0.21 per share)				(1,991)			(1,991)
Balance at September 30, 2024	9,365,979	$94	$93,218	$100,660	$(6,759)	$(26,424)	$160,789

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(4,573)			(4,573)
Restricted stock award grants net of forfeitures	120,023	2	—				2
Restricted stock awards canceled	(11,221)	(1)	(112)				(113)
Other comprehensive income, net of tax						5,743	5,743
Share-based compensation expense			536				536
ESOP shares committed to be released			(135)		494		359
Cash dividends declared ($0.14 per share)				(1,308)			(1,308)
Balance at September 30, 2025	9,462,150	$94	$93,646	$91,317	$(6,100)	$(24,429)	$154,528

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(4,573)	$(3,803)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	951	1,091
Amortization of core deposit intangible	2	3
Amortization and accretion of premiums and discounts on investments, net	87	459
Accretion of deferred loan fees and purchased premiums, net	(1,327)	(1,133)
Amortization of debt issuance costs	54	58
Change in fair value of sold loan servicing rights	201	247
Additions to servicing rights on sold loans, net	(13)	(38)
Provision for credit losses on loans	6,854	12,956
Recapture of provision for credit losses on unfunded commitments	(102)	(113)
Allocation of ESOP shares	359	481
Share-based compensation expense	536	781
Gain on sale of loans, net	(16)	(260)
Loss on sale of securities available for sale, net	—	2,117
Gain on extinguishment of subordinated debt	(848)	—
Increase in BOLI cash surrender value, net	(1,396)	(851)
Income from BOLI death benefit, net	(1,059)	—
Origination of loans held for sale	(17,511)	(13,553)
Proceeds from sale of loans held for sale	17,245	14,188
Change in assets and liabilities:
Increase in accrued interest receivable	(1)	(1,045)
Decrease (increase) in ROU asset	1,507	(11,268)
Increase in prepaid expenses and other assets	(1,434)	(396)
Decrease in accrued interest payable	(2,150)	(1,243)
(Decrease) increase in lease liabilities	(1,464)	11,371
Decrease in accrued expenses and other liabilities	(8,952)	(5,654)
Net cash (used) provided by operating activities	(13,050)	4,395

Cash flows from investing activities:
Purchase of securities available for sale	(5,534)	(53,027)
Proceeds from maturities, calls, and principal repayments of securities available for sale	71,165	22,345
Proceeds from sales of securities available for sale	—	21,048
Redemption (purchase) of FHLB stock	3,579	(771)
Early surrender of BOLI policies	9,375	6,140
Purchase of BOLI policies	(9,109)	(6,140)
Proceeds from BOLI death benefit	1,968	—
Net decrease (increase) in loans receivable	59,057	(83,721)
Proceeds from the sale of premises and equipment	390	6,521
Capital contributions to equity and partnership investments	(720)	(6,386)
Redemption of partnership investment	572	6,782
Capital contributions to low-income housing tax credit partnerships	—	(1,387)
Net cash provided (used) by investing activities	130,743	(88,596)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Net (decrease) increase in deposits	$(34,699)	$34,749
Proceeds from long-term FHLB advances	30,000	105,000
Repayment of long-term FHLB advances	(20,000)	(25,000)
Net decrease in short-term FHLB advances	(90,000)	(65,000)
Redemption of subordinated debt, net	(4,095)	—
Net increase (decrease) in line of credit	8,500	(1,000)
Net increase in advances from borrowers for taxes and insurance	872	1,225
Payment of dividends	(1,317)	(1,989)
Restricted stock awards canceled	(113)	(174)
Repurchase of common stock	—	(4,057)
Net cash (used) provided by financing activities	(110,852)	43,754
Net increase (decrease) in cash and cash equivalents	6,841	(40,447)
Cash and cash equivalents at beginning of period	72,448	123,169
Cash and cash equivalents at end of period	$79,289	$82,722

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$40,463	$43,203
Cash paid for income taxes	10	3

Supplemental disclosures of noncash investing activities:
Change in unrealized gain on securities available for sale	$7,984	$8,176
Change in unrealized loss on fair value hedge	(783)	(379)
Amortization of unrecognized DB plan prior service cost	112	112
Loan principal transferred from held-for-investment to held-for-sale	1,400	—
Loan principal transferred to real estate owned and repossessed assets, net	1,377	—
Lease liabilities arising from obtaining right-of-use assets	1,264	12,158
Series A equity investment acquired upon conversion of commercial business loan	1,260	—

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for future periods.

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

Subsequent events - The Company has evaluated subsequent events for potential recognition and disclosure. Material events are described in Note 16.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  September 30, 2025 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(In thousands)
Available for Sale
Municipal bonds	$92,471	$—	$(12,850)	$79,621	$—
U.S. government agency issued asset-backed securities (ABS agency)	12,164	29	(24)	12,169	—
Corporate issued asset-backed securities (ABS corporate)	9,822	60	(1)	9,881	—
Corporate issued debt securities (Corporate debt)	45,019	229	(1,909)	43,339	—
U.S. Small Business Administration securities (SBA)	6,984	13	(20)	6,977	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	104,654	331	(10,782)	94,203	—
Non-agency issued mortgage-backed securities (MBS non-agency)	39,431	5	(3,018)	36,418	—
Total securities available for sale	$310,545	$667	$(28,604)	$282,608	$—

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

There were no securities classified as held-to-maturity at  September 30, 2025 and December 31, 2024. There was no allowance for credit losses on investment securities recorded at  September 30, 2025 and December 31, 2024, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million and $2.0 million as of  September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2025:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
Municipal bonds	$—	$—	$(12,850)	$79,621	$(12,850)	$79,621
ABS agency	—	—	(24)	4,220	(24)	4,220
ABS corporate	—	—	(1)	1,312	(1)	1,312
Corporate debt	(5)	995	(1,904)	30,888	(1,909)	31,883
SBA	(6)	2,409	(14)	852	(20)	3,261
Mortgage-backed securities:
MBS agency	(236)	12,895	(10,546)	50,983	(10,782)	63,878
MBS non-agency	(34)	4,329	(2,984)	28,949	(3,018)	33,278
Total available-for-sale in a loss position	$(281)	$20,628	$(28,323)	$196,825	$(28,604)	$217,453

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

There were 12 available-for-sale securities with unrealized losses of less than one year, and 128 available-for-sale securities with an unrealized loss of more than one year at September 30, 2025. There were 22 available-for-sale securities with unrealized losses of less than one year, and 144 available-for-sale securities with an unrealized loss of more than one year at December 31, 2024. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company believes that it is unlikely that we would be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at September 30, 2025, or December 31, 2024.

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

	September 30, 2025
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$1,985	$1,962
Due after one through five years	10,453	10,335
Due after five through ten years	6,707	6,501
Due after ten years	124,940	111,823
Total mortgage-backed securities	144,085	130,621
All other investment securities:
Due within one year	—	—
Due after one through five years	25,356	24,530
Due after five through ten years	46,417	42,678
Due after ten years	94,687	84,779
Total all other investment securities	166,460	151,987
Total investment securities	$310,545	$282,608

	December 31, 2024
	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Mortgage-backed securities:
Due within one year	$26,690	$26,509
Due after one through five years	11,564	11,539
Due after five through ten years	8,080	7,609
Due after ten years	140,940	124,656
Total mortgage-backed securities	187,274	170,313
All other investment securities:
Due within one year	—	—
Due after one through five years	21,559	20,751
Due after five through ten years	58,535	53,321
Due after ten years	108,897	95,959
Total all other investment securities	188,991	170,031
Total investment securities	$376,265	$340,344

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $21.3 million as of  September 30, 2025 and $19.1 million as of December 31, 2024. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.2 million as of  September 30, 2025 and $6.0 million as of December 31, 2024, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Real Estate:
One-to-four family	$382,486	$395,315
Multi-family	296,321	332,596
Commercial real estate	396,519	390,379
Construction and land	67,793	78,110
Total real estate loans	1,143,119	1,196,400
Consumer:
Home equity	86,629	79,054
Auto and other consumer	280,224	268,876
Total consumer loans	366,853	347,930
Commercial business loans	113,160	151,493
Total loans receivable	1,623,132	1,695,823
Less:
Derivative basis adjustment	(896)	188
Allowance for credit losses on loans	16,203	20,449
Total loans receivable, net	$1,607,825	$1,675,186

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	September 30, 2025			December 31, 2024
	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
	(In thousands)
One-to-four family	$144	$2,201	$2,345	$364	$1,113	$1,477
Commercial real estate	4	3,435	3,439	4	5,594	5,598
Construction and land	8	6,029	6,037	10	19,534	19,544
Home equity	9	—	9	55	—	55
Auto and other consumer	133	939	1,072	—	700	700
Commercial business	149	321	470	2,537	604	3,141
Total nonaccrual loans	$447	$12,925	$13,372	$2,970	$27,545	$30,515

Interest income recognized on a cash basis on nonaccrual loans for the three months ended September 30, 2025 and 2024, was $14,000 and $1,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the nine months ended September 30, 2025 and 2024, was $45,000 and $35,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at September 30, 2025 and  December 31, 2024.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of the periods shown:

	30-59 Days	60-89 Days	90 Days or More	Total
September 30, 2025	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$—	$589	$1,055	$1,644	$380,842	$382,486
Multi-family	—	—	—	—	296,321	296,321
Commercial real estate	1,213	—	—	1,213	395,306	396,519
Construction and land	—	8	6,029	6,037	61,756	67,793
Total real estate loans	1,213	597	7,084	8,894	1,134,225	1,143,119
Consumer:
Home equity	—	53	—	53	86,576	86,629
Auto and other consumer	3,357	495	1,046	4,898	275,326	280,224
Total consumer loans	3,357	548	1,046	4,951	361,902	366,853
Commercial business loans	17	—	252	269	112,891	113,160
Total loans	$4,587	$1,145	$8,382	$14,114	$1,609,018	$1,623,132

	30-59 Days	60-89 Days	90 Days or More	Total
December 31, 2024	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
	(In thousands)
Real Estate:
One-to-four family	$333	$321	$839	$1,493	$393,822	$395,315
Multi-family	876	—	—	876	331,720	332,596
Commercial real estate	—	—	5,594	5,594	384,785	390,379
Construction and land	17	8,150	11,384	19,551	58,559	78,110
Total real estate loans	1,226	8,471	17,817	27,514	1,168,886	1,196,400
Consumer:
Home equity	53	—	—	53	79,001	79,054
Auto and other consumer	2,905	437	700	4,042	264,834	268,876
Total consumer loans	2,958	437	700	4,095	343,835	347,930
Commercial business loans	676	—	604	1,280	150,213	151,493
Total loans	$4,860	$8,908	$19,121	$32,889	$1,662,934	$1,695,823

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of September 30, 2025, as well as gross charge-off activity for the nine months ended September 30, 2025. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
	2025	2024	2023	2022	2021	Prior	Loans	Loans
	(In thousands)
One-to-four family
Pass (Grades 1-3)	$5,537	$2,421	$8,719	$131,144	$111,679	$117,706	$—	$377,206
Watch (Grade 4)	—	175	—	293	—	2,388	—	2,856
Special Mention (Grade 5)	—	—	—	—	—	45	—	45
Substandard (Grade 6)	—	—	—	259	—	2,120	—	2,379
Total one-to-four family	5,537	2,596	8,719	131,696	111,679	122,259	—	382,486
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	5,896	18,693	26,025	87,902	55,920	46,435	—	240,871
Watch (Grade 4)	—	8,658	—	15,360	26,275	1,843	—	52,136
Special Mention (Grade 5)	—	—	3,314	—	—	—	—	3,314
Total multi-family	5,896	27,351	29,339	103,262	82,195	48,278	—	296,321
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	50,482	26,017	44,701	56,197	93,446	92,577	—	363,420
Watch (Grade 4)	3,697	2,858	—	10,175	1,292	1,921	—	19,943
Special Mention (Grade 5)	—	—	—	1,836	—	1,225	—	3,061
Substandard (Grade 6)	10,091	—	—	4	—	—	—	10,095
Total commercial real estate	64,270	28,875	44,701	68,212	94,738	95,723	—	396,519
Gross charge-offs year-to-date	656	—	—	—	5,586	—	—	6,242
Construction and Land
Pass (Grades 1-3)	22,275	25,996	3,847	1,582	1,507	521	—	55,728
Watch (Grade 4)	—	1,496	—	—	—	2	—	1,498
Special Mention (Grade 5)	4,530	—	—	—	—	—	—	4,530
Substandard (Grade 6)	—	—	6,029	—	—	8	—	6,037
Total construction and land	26,805	27,492	9,876	1,582	1,507	531	—	67,793
Gross charge-offs year-to-date	—	—	857	—	—	—	—	857
Home Equity
Pass (Grades 1-3)	5,260	4,532	4,429	5,003	3,830	6,634	56,136	85,824
Watch (Grade 4)	—	—	184	135	—	24	248	591
Special Mention (Grade 5)	—	—	—	—	—	—	154	154
Substandard (Grade 6)	—	—	—	—	—	60	—	60
Total home equity	5,260	4,532	4,613	5,138	3,830	6,718	56,538	86,629
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	50,820	57,201	34,283	45,174	52,271	34,189	671	274,609
Watch (Grade 4)	—	1,220	1,205	881	295	230	1	3,832
Special Mention (Grade 5)	—	235	—	66	195	—	—	496
Substandard (Grade 6)	—	182	692	255	—	158	—	1,287
Total auto and other consumer	50,820	58,838	36,180	46,376	52,761	34,577	672	280,224
Gross charge-offs year-to-date	—	3	218	265	13	22	101	622
Commercial business
Pass (Grades 1-3)	7,323	22,956	13,208	6,941	3,053	1,263	44,271	99,015
Watch (Grade 4)	3,317	1,757	621	1,045	13	247	1,056	8,056
Special Mention (Grade 5)	—	1,535	109	183	224	—	43	2,094
Substandard (Grade 6)	8	37	173	3,060	426	—	291	3,995
Total commercial business	10,648	26,285	14,111	11,229	3,716	1,510	45,661	113,160
Gross charge-offs year-to-date	95	127	—	1,860	2,573	686	—	5,341
Total loans
Pass (Grades 1-3)	147,593	157,816	135,212	333,943	321,706	299,325	101,078	1,496,673
Watch (Grade 4)	7,014	16,164	2,010	27,889	27,875	6,655	1,305	88,912
Special Mention (Grade 5)	4,530	1,770	3,423	2,085	419	1,270	197	13,694
Substandard (Grade 6)	10,099	219	6,894	3,578	426	2,346	291	23,853
Total loans	$169,236	$175,969	$147,539	$367,495	$350,426	$309,596	$102,871	$1,623,132
Total gross charge-offs year-to-date	$751	$130	$1,075	$2,125	$8,172	$708	$101	$13,062

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

As of September 30, 2025, $23.2 million of loans were individually evaluated based on the underlying value of the collateral with no ACLL attributed to such loans. One $6.7 million commercial real estate loan and one $4.5 million commercial construction loan were accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at September 30, 2025.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of the periods shown:

	Collateral Type
September 30, 2025	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
	(In thousands)
One-to-four family	$2,201	$—	$—	$—	$—	$—	$2,201
Commercial real estate	—	—	—	6,656	3,435	—	10,091
Construction and land	—	6,029	4,531	—	—	—	10,560
Commercial business	20	8	—	—	—	294	322
Total collateral dependent loans	$2,221	$6,037	$4,531	$6,656	$3,435	$294	$23,174

	Collateral Type
December 31, 2024	Single Family Residence	Condominium	Warehouse	Business Assets	Total
	(In thousands)
One-to-four family	$1,113	$—	$—	$—	$1,113
Commercial real estate	—	—	11,995	—	11,995
Construction and land	8,150	11,384	—	—	19,534
Commercial business	—	—	—	604	604
Total collateral dependent loans	$9,263	$11,384	$11,995	$604	$33,246

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

There were three new MLTB during the nine months ended September 30, 2025. The Bank agreed to modify the rate, extend the interest-only payment period and extend the term for a commercial construction loan which had a recorded investment of $5.5 million at the time of modification. This commercial construction loan was in compliance with the modified terms at September 30, 2025. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $4.1 million at the time of modification. The commercial real estate loan was in compliance with the modified terms at September 30, 2025. A previously charged-off commercial business loan was reinstated with term and rate modifications. The commercial business loan was in compliance with the modified terms at September 30, 2025.

During the year ended December 31, 2024, there were two new MLTB. A commercial business loan with a recorded investment of $17,000 at the time of modification for which the Bank agreed to deferred principal payments and the borrower agreed to resume both principal and interest payments at the end of the deferral period. The commercial business loan was not in compliance with the modified terms at December 31, 2024, and the balance was charged-off in the fourth quarter of 2024. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $6.4 million. The commercial real estate loan was in compliance with the modified terms at both  September 30, 2025 and December 31, 2024.

Other Real Estate Owned ("OREO"). At September 30, 2025, and December 31, 2024, the Company had $1.4 million and $0, respectively, of OREO secured by residential real estate properties included in "prepaid expenses and other assets" on the Consolidated Balance Sheets.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,888	$—	$—	$(1,012)	$3,876
Multi-family	2,633	—	—	(71)	2,562
Commercial real estate	2,462	(656)	6	893	2,705
Construction and land	499	(483)	—	633	649
Home equity	1,441	—	—	(49)	1,392
Auto and other consumer	2,268	(106)	47	(172)	2,037
Commercial business	4,154	(1,005)	675	(842)	2,982
Total	$18,345	$(2,250)	$728	$(620)	$16,203

	At or For the Nine Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,757	$—	$—	$(881)	$3,876
Multi-family	2,493	—	—	69	2,562
Commercial real estate	2,410	(6,242)	32	6,505	2,705
Construction and land	576	(857)	5	925	649
Home equity	1,322	—	—	70	1,392
Auto and other consumer	2,687	(622)	164	(192)	2,037
Commercial business	6,204	(5,341)	1,761	358	2,982
Total	$20,449	$(13,062)	$1,962	$6,854	$16,203

	At or For the Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$4,536	$—	$42	$(270)	$4,308
Multi-family	1,624	—	—	965	2,589
Commercial real estate	3,132	—	—	(495)	2,637
Construction and land	801	—	—	(85)	716
Home equity	1,692	—	—	(446)	1,246
Auto and other consumer	2,596	(492)	24	805	2,933
Commercial business	4,962	(24)	—	2,603	7,541
Total	$19,343	$(516)	$66	$3,077	$21,970

	At or For the Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
	(In thousands)
One-to-four family	$2,975	$—	$44	$1,289	$4,308
Multi-family	1,154	—	—	1,435	2,589
Commercial real estate	3,671	—	—	(1,034)	2,637
Construction and land	1,889	(3,978)	—	2,805	716
Home equity	1,077	—	—	169	1,246
Auto and other consumer	4,409	(2,130)	268	386	2,933
Commercial business	2,335	(2,700)	—	7,906	7,541
Total	$17,510	$(8,808)	$312	$12,956	$21,970

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. This allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $497,000 and $599,000 at September 30, 2025, and December 31, 2024, respectively. The related provision (recapture) expense was ($53,000) and $57,000 for the three months ended September 30, 2025 and September 30, 2024, respectively. The related provision recapture was ($102,000) and ($113,000) for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2025		December 31, 2024
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$255,366	0.00%	$256,416	0.00%
Interest-bearing demand deposits	146,373	0.15	164,891	0.44
Money market accounts	475,614	2.45	413,822	2.26
Savings accounts	232,831	1.58	205,055	1.35
Certificates of deposit, customer	438,780	3.71	464,928	4.18
Certificates of deposit, brokered	104,363	4.14	182,914	4.73
Total deposits	$1,653,327	2.19	$1,688,026	2.42

The aggregate balance of time deposit accounts, including certificates of deposit, in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  September 30, 2025 and December 31, 2024, was $166.0 million and $174.4 million, respectively.

Maturities of certificates at the dates indicated are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Within one year or less	$448,082	$527,486
After one year through two years	80,620	66,767
After two years through three years	10,389	29,378
After three years through four years	2,992	21,967
After four years through five years	1,060	2,244
Total certificates of deposit	$543,143	$647,842

At  September 30, 2025 and December 31, 2024, deposits included $116.4 million and $100.8 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  September 30, 2025 and December 31, 2024, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  September 30, 2025 and December 31, 2024, were funds held by federally recognized tribes totaling $37.6 million and $20.1 million, respectively. Investment securities with a carrying value of $39.2 million and $22.8 million were pledged as collateral for these deposits at  September 30, 2025 and December 31, 2024, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Demand deposits	$52	$187	$552	$567
Money market accounts	2,832	2,875	7,837	7,244
Savings accounts	914	923	2,581	2,791
Certificates of deposit, customer	4,175	4,340	13,093	12,913
Certificates of deposit, brokered	1,110	2,635	4,309	7,737
Total interest expense on deposits	$9,083	$10,960	$28,372	$31,252

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $272.0 million and $207.3 million at  September 30, 2025 and December 31, 2024, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $902.9 million and $951.8 million at  September 30, 2025 and December 31, 2024, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to collateralize public deposits and $772,000 to secure the Bellevue, Washington branch lease at September 30, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.5 million and $17.9 million at  September 30, 2025 and December 31, 2024, respectively. An overnight test of the line of credit was performed in June 2025. Investment securities with a carrying value of $18.3 million and $18.6 million were pledged to the FRB at  September 30, 2025 and December 31, 2024, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. Beginning in April 2026, the interest rate on the Notes will reset quarterly to the three-month Secured Overnight Financing Rate plus 300 basis points. In March 2025, the Company redeemed $5.0 million of the Notes at a discount, resulting in a reduction to the outstanding balance and a $905,000 gain on extinguishment of debt recorded in noninterest income.

On May 20, 2022, First Northwest consummated a borrowing arrangement with NexBank for a $20.0 million revolving line of credit. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. Available borrowing capacity was $5.0 million and $13.5 million at  September 30, 2025 and December 31, 2024, respectively. The line of credit matures on November 17, 2025.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at both  September 30, 2025 and December 31, 2024. A borrowing test was performed in June 2025. This credit facility is authorized for use through June 30, 2026.

The following table sets forth information regarding our borrowings at the end of and during the nine months ended September 30, 2025. The table includes both long- and short-term borrowings.

	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
	(Dollars in thousands)
Balance outstanding	$170,000	$40,000	$15,000	$34,625
Maximum outstanding at any month-end	170,000	130,000	15,000	39,527
Average monthly outstanding during the period	167,222	95,000	10,172	35,849
Weighted-average daily interest rates
Annual	3.84%	4.26%	8.20%	4.01%
Period End	3.88%	4.47%	7.75%	4.15%
Interest expense during the period	4,850	3,335	624	1,074

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  September 30, 2025 are as follows:

	Amount	Weighted- Average Interest Rate
	(Dollars in thousands)
Within one year or less	$75,000	3.91%
After one year through two years	60,000	3.95
After two years through three years	35,000	3.72
Total FHLB long-term advances	$170,000	3.88

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

The effective tax rates were 28.0% and 25.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates differ from the statutory maximum federal tax rate for 2025 and 2024 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. Estimates for taxes and penalties on the early surrender of BOLI contracts were recorded in both periods, further impacting the effective tax rate calculation. The effective tax rate does not include a valuation allowance for the net deferred tax asset based on management’s evaluation of cumulative earnings inclusive of other comprehensive income. Available tax planning strategies support the realization of the net deferred tax asset; furthermore, management has concluded that all deferred tax assets are realizable individually.

On July 4, 2025, President Trump signed H.R. 1, the "One Big Beautiful Bill Act," into law. This legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation, while disallowance of other expenses, such as limitations on charitable deductions and meals, may have an unfavorable impact. There was no material impact in the current period, and the Company is currently evaluating the impact on future periods.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share data)
Net income:
Net income (loss) available to common shareholders	$802	$(1,980)	$(4,573)	$(3,803)
Dividends and undistributed earnings allocated to participating securities	—	(1)	—	(3)
Earnings (loss) allocated to common shareholders	$802	$(1,981)	$(4,573)	$(3,806)
Basic:
Weighted average common shares outstanding	9,415,143	9,419,143	9,413,154	9,469,960
Weighted average unvested restricted stock awards	(113,015)	(115,322)	(126,238)	(104,622)
Weighted average unallocated ESOP shares	(494,092)	(547,056)	(507,208)	(560,214)
Total basic weighted average common shares outstanding	8,808,036	8,756,765	8,779,708	8,805,124
Diluted:
Basic weighted average common shares outstanding	8,808,036	8,756,765	8,779,708	8,805,124
Dilutive restricted stock awards	5,596	—	—	—
Total diluted weighted average common shares outstanding	8,813,632	8,756,765	8,779,708	8,805,124
Basic earnings (loss) per common share	$0.09	$(0.23)	$(0.52)	$(0.43)
Diluted earnings (loss) per common share	$0.09	$(0.23)	$(0.52)	$(0.43)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  September 30, 2025 and 2024, antidilutive shares as calculated under the treasury stock method totaled 16,750 and 20,663, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Principal and interest payments of $835,000 and $837,000 were made by the ESOP during the nine months ended September 30, 2025 and 2024, respectively.

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

Compensation expense related to the ESOP for the three months ended September 30, 2025 and 2024, was $97,000 and $136,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2025 and 2024, was $359,000 and $481,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

	September 30, 2025	December 31, 2024
Allocated shares	545,097	492,208
Committed to be released shares	13,221	26,442
Unallocated shares	489,711	529,379
Total ESOP shares issued	1,048,029	1,048,029
	(Dollars in thousands)
Fair value of unallocated shares	$3,854	$5,400

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of September 30, 2025, there were 101,564 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of September 30, 2025, there were no shares available for grant under the 2015 EIP. The final shares granted under the 2015 EIP vested in the second quarter of 2025.

There were 145,875 and 81,181 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2025 and 2024. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 33,251 and no performance shares awarded, respectively, during the nine months ended September 30, 2025 and 2024. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended September 30, 2025 and 2024, total compensation expense for the equity incentive plans was $131,000 and $260,000, respectively. Included in the compensation expense for the three months ended September 30, 2025 and 2024, was directors' equity compensation of $60,000 and $75,000, respectively.

For the nine months ended September 30, 2025 and 2024, total compensation expense for the equity incentive plans was $536,000 and $781,000, respectively. Included in the compensation expense for the nine months ended September 30, 2025 and 2024, was directors' equity compensation of $181,000 and $185,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock awards for the periods shown:

Three Months Ended September 30, 2025	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2025	157,463	$11.24
Granted	66,542	7.84
Vested	(10,113)	10.18
Canceled (1)	(1,626)	10.18
Forfeited	(53,725)	12.22
Non-vested at September 30, 2025	158,541	9.56

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Nine Months Ended September 30, 2025	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	97,064	$14.46
Granted	179,126	9.44
Vested	(47,325)	14.81
Canceled (1)	(11,221)	14.81
Forfeited	(59,103)	12.06
Non-vested at September 30, 2025	158,541	9.56

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2025, there was $1.2 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.3 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$11,669	$67,952	$—	$79,621
ABS agency	—	12,169	—	12,169
ABS corporate	—	9,881	—	9,881
Corporate debt	1,970	41,369	—	43,339
SBA	—	6,977	—	6,977
MBS agency	—	94,203	—	94,203
MBS non-agency	—	27,114	9,304	36,418
Sold loan servicing rights	—	—	3,093	3,093
Total assets measured at fair value	$13,639	$259,665	$12,397	$285,701
Financial Liabilities
Interest rate swap derivative	$—	$1,676	$—	$1,676

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets	(In thousands)
Securities available-for-sale
Municipal bonds	$12,059	$65,817	$—	$77,876
ABS agency	—	12,876	—	12,876
ABS corporate	—	16,122	—	16,122
Corporate debt	1,917	52,574	—	54,491
SBA	—	8,666	—	8,666
MBS agency	—	98,697	—	98,697
MBS non-agency	—	39,735	31,881	71,616
Sold loan servicing rights	—	—	3,281	3,281
Interest rate swap derivative	—	267	—	267
Total assets measured at fair value	$13,976	$294,754	$35,162	$343,892
Financial Liabilities
Interest rate swap derivative	$—	$123	$—	$123

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

September 30, 2025	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,093	Discounted cash flow	Constant prepayment rate	4.66% - 36.91% (6.40%)
			Discount rate	10.50% - 12.62% (11.09%)
MBS non-agency	$9,304	Consensus pricing	Offered quotes	98.8 - 100.4
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2024	Fair Value (In thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,281	Discounted cash flow	Constant prepayment rate	5.05% - 29.58% (6.83%)
			Discount rate	11.13% - 13.52% (11.78%)
MBS non-agency	$31,881	Consensus pricing	Offered quotes	99 - 101
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sold loan servicing rights:	(In thousands)
Balance at beginning of period	$3,220	$3,740	$3,281	$3,793
Servicing rights that result from transfers and sale of financial assets	(4)	5	13	38
Changes in fair value due to changes in model inputs or assumptions (1)	(123)	(161)	(201)	(247)
Balance at end of period	$3,093	$3,584	$3,093	$3,584
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2025	2024	2025	2024
Securities available for sale:	(In thousands)
MBS non-agency
Balance at beginning of period	$13,198	$17,231	$31,881	$27,469
Principal payments and maturities	(3,944)	(148)	(22,717)	(10,530)
Unrealized Gains	50	12	140	156
Balance at end of period	$9,304	$17,095	$9,304	$17,095

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$23,174	$23,174
Other real estate owned	—	—	1,377	1,377

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Individually evaluated collateral dependent loans	$—	$—	$33,246	$33,246

At  September 30, 2025 and December 31, 2024, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2025
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$79,170	$79,170	$79,170	$—	$—
Investment securities available for sale	282,608	282,608	13,639	259,665	9,304
Loans held for sale	2,154	2,154	—	2,154	—
Loans receivable, net	1,607,825	1,493,529	—	—	1,493,529
FHLB stock	10,856	10,856	—	10,856	—
Accrued interest receivable	8,160	8,160	—	8,160	—
Sold loan servicing rights, at fair value	3,093	3,093	—	—	3,093
Financial liabilities
Demand deposits	$1,110,184	$1,110,184	$1,110,184	$—	$—
Time deposits	543,143	543,143	—	—	543,143
FHLB Borrowings	210,000	210,403	—	—	210,403
Line of Credit	15,000	15,059	—	—	15,059
Subordinated debt, net	34,625	36,265	—	—	36,265
Accrued interest payable	1,145	1,145	—	1,145	—
Interest rate swap derivative	1,676	1,676	—	1,676	—

	December 31, 2024
			Fair Value Measurements Using:
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets
Cash and cash equivalents	$72,448	$72,448	$72,448	$—	$—
Investment securities available for sale	340,344	340,344	13,976	294,487	31,881
Loans held for sale	472	472	—	472	—
Loans receivable, net	1,675,186	1,536,748	—	—	1,536,748
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,159	8,159	—	8,159	—
Sold loan servicing rights, at fair value	3,281	3,281	—	—	3,281
Interest rate swap derivative	267	267	—	267	—
Financial liabilities
Demand deposits	1,040,184	$1,040,184	$1,040,184	$—	$—
Time deposits	647,842	648,232	—	—	648,232
FHLB Borrowings	290,000	288,512	—	—	288,512
Line of Credit	6,500	6,526	—	—	6,526
Subordinated debt, net	39,514	39,974	—	—	39,974
Accrued interest payable	3,295	3,295	—	3,295	—
Interest rate swap derivative	123	123	—	123	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Gains (Losses) on Fair Value of Hedged Items	Total
	(In thousands)

Balance at June 30, 2024	$(30,021)	$(288)	$(1,362)	$74	$(31,597)
Other comprehensive income before reclassification	6,344	—	—	—	6,344
Amounts reclassified from accumulated other comprehensive income	—	—	29	(1,200)	(1,171)
Net other comprehensive income (loss)	6,344	—	29	(1,200)	5,173
Balance at September 30, 2024	$(23,677)	$(288)	$(1,333)	$(1,126)	$(26,424)

Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)
Other comprehensive income before reclassification	3,733	—	—	—	3,733
Amounts reclassified from accumulated other comprehensive income	—	—	30	6	36
Net other comprehensive income	3,733	—	30	6	3,769
Balance at September 30, 2025	$(21,941)	$(486)	$(1,214)	$(788)	$(24,429)

	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
	(In thousands)

Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive income before reclassification	4,759	—	—	—	4,759
Amounts reclassified from accumulated other comprehensive income	1,663	—	88	(298)	1,453
Net other comprehensive income (loss)	6,422	—	88	(298)	6,212
Balance at September 30, 2024	$(23,677)	$(288)	$(1,333)	$(1,126)	$(26,424)

Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	6,269	—	—	—	6,269
Amounts reclassified from accumulated other comprehensive income	—	—	89	(615)	(526)
Net other comprehensive income (loss)	6,269	—	89	(615)	5,743
Balance at September 30, 2025	$(21,941)	$(486)	$(1,214)	$(788)	$(24,429)

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

The following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
	(In thousands)
Line item in the Consolidated Balance Sheets where the hedged item is included:
September 30, 2025
Investment securities (1)	$51,002	$1,002
Loans receivable (2)	100,896	896
Total	$151,898	$1,898

December 31, 2024
Investment securities (1)	$50,220	$220
Loans receivable (2)	99,812	(188)
Total	$150,032	$32

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $51.0 million and $56.7 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $1.0 million and $220,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $227.7 million and $258.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $896,000 and ($188,000), respectively; and the amount of the designated hedged items was $100.0 million for both periods.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
	Notional Amount	Other Assets	Other Liabilities
	(In thousands)
September 30, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$872
Interest rate swaps - loans	100,000	—	804

December 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$123
Interest rate swaps - loans	100,000	267	—

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Total amounts recognized in interest on investment securities	$3,244	$3,786	$10,513	$11,367
Total amounts recognized in interest and fees on loans receivable	22,814	23,536	67,859	70,036
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$9	$1,338	$(782)	$1,433
Recognized on derivatives designated as hedging instruments	(22)	(1,102)	739	(1,350)
Interest rate swaps - loans
Recognized on hedged items	(35)	562	(1,084)	1,579
Recognized on derivatives designated as hedging instruments	14	(300)	1,050	(1,544)
Net (expense) income recognized on fair value hedges	$(34)	$498	$(77)	$118

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At September 30, 2025, the Company had derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at September 30, 2025, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of September 30, 2025, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 14 - Segment Reporting

First Fed is engaged in the business of attracting deposits and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage, and consumer lending activities and investments. The Company’s activities are considered to be a single industry segment for financial reporting purposes. The chief operating decision maker ("CODM") is comprised of the chief executive officer and the chief financial officer.

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

On July 17, 2025, the Bank, the OpCo Debtors, Ideal and the Joint Official Committee of Unsecured Creditors of the Debtors entered into a Settlement Agreement, Plan Support Agreement and Release (the "Settlement Agreement") to resolve the Adversary Proceeding and any other claims of the parties. Pursuant to the Settlement Agreement, the Bank agreed, in exchange for, among other things, a release of all claims of the parties to the Settlement Agreement, to (i) release certain liens against the property of the Debtors and (ii) make certain cash payments of not less than $2.87 million and not more than $5.74 million, with the amount within that range to be determined by the percentage of certain unsecured creditors of the OpCo Debtors that enter into a mutual release of all claims related to the Debtors with the Bank and the Company under the OpCo Debtors’ Chapter 11 plan of liquidation. The OpCo Debtors' Chapter 11 plan of liquidation was confirmed on September 9, 2025, with more than the 80% threshold of eligible creditors opting in to the release of the Company. The Bank subsequently paid the amounts required under the Settlement Agreement, utilizing the $5.74 million of the $5.8 million previously reserved in the first quarter of 2025 as a noninterest expense. The Bank pursued reimbursement from its insurance carrier.

3|5|2 Capital Litigation

On June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "3|5|2 Complaint") against First Fed, in the Superior Court of the State of Washington for King County, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management, along with certain affiliated entities, in the United States Bankruptcy Court for the Eastern District of Washington. The 3|5|2 Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The 3|5|2 Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the 3|5|2 Complaint and is vigorously defending against the claims. On September 30, 2025, First Fed filed its Answer, Affirmative Defenses, and Counterclaims, which include a counterclaim alleging that 3|5|2 Capital aided and abetted a fraudulent scheme perpetrated by Ryan Wear, Water Station, and certain affiliated entities, causing damage to the Bank.

Note 16 - Subsequent Event

In October 2025, the Bank received a $1.6 million reimbursement from its insurance carrier to offset costs associated with the litigation described above. Management is currently reviewing the related expenditures to determine the appropriate allocation of the funds received.

On October 17, 2025, Socotra REIT I, LLC filed a complaint (the "Socotra Complaint") against First Fed, in the Superior Court of the State of Washington for King County. The Socotra Complaint alleges that First Fed made misrepresentations, committed fraudulent acts, converted funds, and violated Washington’s Consumer Protection Act in connection with a $7.7 million commercial loan from Socotra to Ideal that paid down $4.0 million in First Fed secured obligations, and seeks unspecified damages including restitution, statutory penalties, and attorneys' fees and costs. The Company is reviewing the claims, strongly disputes the allegations contained in the Socotra Complaint and intends to vigorously defend against the claims.

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

•	risks related to overall economic conditions, including the impact on the economy of an elevated interest rate environment, geopolitical instability, including the wars in Ukraine and the Middle East, and potential recessionary and other unfavorable conditions and trends relating to housing markets, unemployment levels, interest rates and inflationary pressures;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, pandemics, and other unexpected events;
•	the effects of any reputational damage to the Company resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's 2024 Form 10-K.

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

General

First Northwest, a Washington corporation, is a bank holding company and a financial holding company. First Northwest is engaged in banking activities through its wholly owned subsidiary, First Fed Bank, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed.

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

First Northwest's limited partnership investments include Canapi Ventures Fund, LP; BankTech Ventures, LP; and JAM FINTOP Frontier Fund, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33.3% interest in The Meriwether Group, LLC ("MWG"), a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed, including equity and debt raising services. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Hero Fund. MWG also holds a 20% general partner interest in MWGC. MWGC holds a 0.01% general partner interest in the Hero Fund.

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

On July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the "GENIUS Act," into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

In July 2025, the FDIC proposed a rule to adjust certain regulatory thresholds to reflect historical inflation and adjust those thresholds in the future based on a proposed indexing methodology. Among other changes, the proposal would increase the total asset size thresholds from $1 billion to $5 billion for an insured depository institution to be subject to the FDIC's requirements for each audit committee member to be independent of management and for management to prepare reports on the effectiveness of the institution’s internal control structure and procedures. The Company is evaluating the potential impact of the proposed rule.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2024 Form 10-K.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Assets. Total assets decreased to $2.11 billion, or 5.4%, at September 30, 2025, from $2.23 billion at December 31, 2024.

Cash and cash equivalents increased by $6.7 million, or 9.3%, to $79.2 million as of September 30, 2025, compared to $72.5 million as of December 31, 2024.

Investment securities decreased $57.7 million, or 17.0%, to $282.6 million at September 30, 2025, from $340.3 million at December 31, 2024. The decrease was primarily due to maturities and early redemptions totaling $50.9 million and $20.3 of principal payments received. These items were partially offset by purchases totaling $5.5 million and a portfolio market value increase of $8.0 million during the nine months ended September 30, 2025.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.9 years as of both September 30, 2025 and December 31, 2024, and had an estimated average repricing term of 6.6 years as of September 30, 2025, compared to 5.3 years as of December 31, 2024, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.8 years at September 30, 2025, compared to 3.9 years at December 31, 2024. The investment portfolio was comprised of 55.6% in amortizing securities at September 30, 2025, compared to 60.2% at December 31, 2024. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We utilize our securities portfolio to manage liquidity, improve long-term interest income and manage interest rate risk. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, decreased $67.4 million, or 4.0%, to $1.61 billion at September 30, 2025, from $1.68 billion at December 31, 2024. During the nine months ended September 30, 2025, commercial business loans decreased $38.3 million, including a $36.2 million decrease to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, charge-offs totaling $4.8 million and other repayment activity, partially offset by $12.4 million of draws on existing line of credit commitments, $10.7 million of organic originations and $1.5 million of new purchased loans. Multi-family loans decreased $36.3 million during the nine months ended September 30, 2025, as repayments exceeded $5.2 million of construction loans converting into permanent amortizing loans. One-to-four family loans decreased $12.8 million during the nine months ended September 30, 2025, as repayment activity exceeded $9.5 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $5.5 million.

Auto and other consumer loans increased $11.4 million with auto loan purchases of $44.2 million, individual manufactured home loan purchases of $7.2 million and manufactured home loan pool purchases of $4.6 million, partially offset by prepayments and scheduled payments. Home equity loan outstanding balances increased $7.6 million over the prior year end due to $18.5 million of net draws on new and existing line of credit commitments and $5.2 million of home equity loan originations, partially offset by prepayments and scheduled payments. Commercial real estate loans increased $6.1 million during the nine months ended September 30, 2025, with $42.0 million of new loan originations and $656,000 of construction loan conversions exceeding loan charge-offs totaling $6.2 million and repayment activity.

Construction and land loans decreased $10.3 million, or 13.2%, to $67.8 million at September 30, 2025, from $78.1 million at December 31, 2024, with payment activity totaling $30.6 million and $15.4 million converting into fully amortizing loans, partially offset by draws on new and existing loan commitments. Construction projects in the portfolio are geographically dispersed throughout Western Washington as well as one project in California. The borrower associated with the California project has a longstanding history with the Bank. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise.

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

September 30, 2025	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$7,168	$23,984	$356	$—	$31,508
Multi-family residential	3,889	21,113	3,166	—	28,168
Commercial real estate	—	30,510	4,940	7,841	43,291
Total commitment	$11,057	$75,607	$8,462	$7,841	$102,967

Construction Funds Disbursed
One-to-four family residential	$4,011	$19,103	$1	$—	$23,115
Multi-family residential	2,434	11,000	2,396	—	15,830
Commercial real estate	—	19,419	3,505	521	23,445
Total disbursed for construction	6,445	49,522	5,902	521	62,390
Net deferred fees (costs)	11	(255)	(13)	(27)	(284)
Amortized cost for construction	$6,456	$49,267	$5,889	$494	$62,106

Undisbursed Commitment
One-to-four family residential	$3,157	$4,881	$355	$—	$8,393
Multi-family residential	1,455	10,113	770	—	12,338
Commercial real estate	—	11,091	1,435	7,320	19,846
Total undisbursed	$4,612	$26,085	$2,560	$7,320	$40,577

Land Funds Disbursed
One-to-four family residential	$1,978	$1,814	$122	$—	$3,914
Commercial real estate	900	845	—	—	1,745
Total disbursed for land	2,878	2,659	122	—	5,659
Net deferred fees	19	6	3	—	28
Amortized cost for land	$2,897	$2,665	$125	$—	$5,687
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

December 31, 2024	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	Total
	(In thousands)
Construction Commitment
One-to-four family residential	$6,897	$45,945	$1,424	$54,266
Multi-family residential	3,900	14,828	5,695	24,423
Commercial real estate	500	40,259	4,215	44,974
Total commitment	$11,297	$101,032	$11,334	$123,663

Construction Funds Disbursed
One-to-four family residential	$1,769	$35,711	$1,424	$38,904
Multi-family residential	709	10,245	4,582	15,536
Commercial real estate	99	16,508	900	17,507
Total disbursed for construction	2,577	62,464	6,906	71,947
Net deferred fees (costs)	2	(329)	(37)	(364)
Amortized cost for construction	$2,579	$62,135	$6,869	$71,583

Undisbursed Commitment
One-to-four family residential	$5,128	$10,234	$—	$15,362
Multi-family residential	3,191	4,583	1,113	8,887
Commercial real estate	401	23,751	3,315	27,467
Total undisbursed	$8,720	$38,568	$4,428	$51,716

Land Funds Disbursed
One-to-four family residential	$2,349	$2,183	$213	$4,745
Commercial real estate	900	845	—	1,745
Total disbursed for land	3,249	3,028	213	6,490
Net deferred fees	18	14	5	37
Amortized cost for land	$3,267	$3,042	$218	$6,527
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the nine months ended September 30, 2025, the Company added $147.6 million of organic loan originations, of which $79.3 million, or 53.7%, were located in the Puget Sound region, $34.0 million, or 23.0%, on the North Olympic Peninsula, $17.0 million, or 11.5%, in other areas throughout Washington State, and $17.3 million, or 11.7%, in other states. The Company purchased an additional $44.2 million in auto loans, $11.8 million in manufactured home loans, $2.1 million in commercial business loans and $550,000 in one-to-four family loans to borrowers located throughout the United States during the nine months ended September 30, 2025. The total loan portfolio was composed of 79.7% organic originations and 20.3% purchased loans at September 30, 2025. We will continue to assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic growth through wholesale acquisitions with the goal of improving earnings while also prudently managing credit risk.

The ACLL decreased to $16.2 million at September 30, 2025, compared to $20.5 million at December 31, 2024. An individually evaluated commercial business loan which was fully reserved at December 31, 2024, was sold in the second quarter of 2025, resulting in a $1.4 million reduction to the ACLL. A $1.8 million reduction in the pooled loan reserve balance was driven by decreased commercial business loan, one-to-four family, multi-family and other consumer loan balances combined with lower loss factors applied to one-to-four family and other consumer loans. Decreases to the pooled loan reserve balance were partially offset by increases due to higher loss factors applied to commercial business, multi-family, commercial real estate and construction loan balances at the end of the current quarter. The pooled loan reserve was impacted by a mild deterioration in gross domestic product and unemployment forecasts. The ACLL as a percentage of total loans was 1.00% and 1.21% at September 30, 2025 and December 31, 2024, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of September 30, 2025.

Nonperforming loans decreased $17.1 million, or 56.2%, to $13.4 million at September 30, 2025, from $30.5 million at December 31, 2024, attributable to loan charge-offs totaling $8.7 million, the sale of a $4.9 million commercial construction loan and $4.5 million in payments received on commercial construction loans. Decreases in nonaccrual loans were partially offset by a $4.1 million commercial real estate loan, one-to-four family loans totaling $1.1 million and commercial business loans totaling $524,000 placed on nonaccrual status during the year. The increase in charge-off activity was related to underlying collateral deficiencies in a $6.2 million relationship consisting of two commercial real estate loans and a related commercial business loan charged-off in the first quarter of 2025. A $2.0 million commercial business loan was charged-off in the second quarter of 2025. Nonperforming loans to total loans was 0.82% at September 30, 2025, compared to 1.80% at December 31, 2024. The ACLL as a percentage of nonaccrual loans increased to 121% at September 30, 2025, up from 67% at December 31, 2024.

Classified loans decreased $18.7 million, or 43.9%, to $23.9 million at September 30, 2025, from $42.5 million at December 31, 2024, primarily due to charge-offs totaling $10.0 million, $7.7 million in payments received on commercial construction loans included in this category and the sale of two loans totaling $6.6 million, partially offset by a $4.1 million commercial real estate loan that was adversely impacted by reduced cross-border traffic during the second quarter of 2025. Three collateral dependent loans totaling $16.1 million account for 67.6% of the classified loan balance at September 30, 2025. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in the largest of these collateral-dependent relationships. The Bank is also closely monitoring a group of commercial business loans that have similar collateral, twelve loans with recorded balances totaling $149,000 were included in classified loans at September 30, 2025, and one $210,000 loan was included in the special mention risk grading category. The Bank continues to work with these borrowers to facilitate satisfactory repayment.

In the first nine months of 2025, the Bank recorded commercial real estate loan charge-offs totaling $5.6 million and commercial business loan charge-offs totaling $603,000 due to underlying collateral deficiencies. Additional commercial business loan charge-offs totaling $4.7 million, commercial construction loan charge-offs totaling $857,000 and commercial real estate loan charge-offs totaling $656,000 were recorded as a result of uncertainty in the collectability of the underlying collateral in specific loan relationships. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories. Additional charged-off balances related to purchased unsecured consumer loans totaled $471,000 during the nine months ended September 30, 2025.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
	September 30, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Real Estate:
One-to-four family	$382,486	$395,315	$(12,829)	(3.2)%
Multi-family	296,321	332,596	(36,275)	(10.9)
Commercial real estate	396,519	390,379	6,140	1.6
Construction and land	67,793	78,110	(10,317)	(13.2)
Total real estate loans	1,143,119	1,196,400	(53,281)	(4.5)
Consumer:
Home equity	86,629	79,054	7,575	9.6
Auto and other consumer	280,224	268,876	11,348	4.2
Total consumer loans	366,853	347,930	18,923	5.4
Commercial business loans	113,160	151,493	(38,333)	(25.3)
Total loans receivable	1,623,132	1,695,823	(72,691)	(4.3)
Less:
Derivative basis adjustment	(896)	188	(1,084)	(576.6)
Allowance for credit losses on loans	16,203	20,449	(4,246)	(20.8)
Loans receivable, net	$1,607,825	$1,675,186	$(67,361)	(4.0)

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
	September 30, 2025	December 31, 2024	Amount	Percent
	(In thousands)
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,345	$1,477	$868	58.8%
Commercial real estate	3,439	5,598	(2,159)	(38.6)
Construction and land	6,037	19,544	(13,507)	(69.1)
Total real estate loans	11,821	26,619	(14,798)	(55.6)
Consumer loans:
Home equity	9	55	(46)	(83.6)
Auto and other consumer	1,072	700	372	53.1
Total consumer loans	1,081	755	326	43.2
Commercial business	470	3,141	(2,671)	(85.0)
Total nonaccrual loans	13,372	30,515	(17,143)	(56.2)
Real estate owned:
One-to-four family	1,377	—	1,377	100.0
Total nonperforming assets	$14,749	$30,515	$(15,766)	(51.7)

MLTB loans:
Commercial real estate	$10,091	$6,402	$3,689	57.6
Construction and land	4,530	—	4,530	100.0
Commercial business	8	111	(103)	(92.8)
Total restructured loans	$14,629	$6,513	$8,116	124.6

Nonaccrual loans as a percentage of total loans	0.82%	1.80%	(0.98)%	(54.4)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$3,443	$111	$3,332	3001.8%

In the first quarter of 2025, a convertible promissory note held by First Northwest, recorded as a commercial business loan, converted into a Series A security valued at $1.3 million. The transaction resulted in a $1.0 million reduction to loans receivable, a $260,000 reduction to interest receivable and a $1.3 million increase to equity investments.

Also in the first quarter of 2025, a BOLI group life policy with a $9.4 million carrying value was terminated. In the second quarter of 2025, the Bank invested $9.1 million into a new higher-yielding BOLI separate life policy.

In the second quarter of 2025, the Bank consolidated its Bellevue and Fremont business centers into a new location. As a result, the ROU asset and lease liability balances decreased $2.0 million for the terminated leases and increased $1.3 million related to the lease for the new Seattle business center.

Liabilities. Total liabilities decreased to $1.96 billion at September 30, 2025, from $2.08 billion at December 31, 2024, due to decreases in borrowings of $76.4 million and deposits of $34.7 million.

Deposit account balances decreased $34.7 million, or 2.1%, to $1.65 billion at September 30, 2025 from $1.69 billion at December 31, 2024. During the first nine months of 2025, total customer deposit balances increased $43.9 million and brokered deposit balances decreased $78.6 million. Within customer deposit balances, increases in money market accounts of $61.8 million and savings accounts of $27.8 million were partially offset by decreases in demand deposit accounts of $19.6 million and customer CDs of $26.2 million. Increases in money market and savings accounts were driven by customers seeking higher rates. Brokered CDs are utilized as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Overall, the current rate environment contributed to continued competition for deposits during the first nine months of 2025. As a result, the Bank continued offering deposit rate specials to retain existing balances and attract new funds.

FHLB advances decreased $80.0 million, or 27.6% to $210.0 million at September 30, 2025, from $290.0 million at December 31, 2024. The Bank utilized cash received from matured securities and loan payments to pay down short-term advances in order to reduce interest expense. Short-term borrowing fluctuates based on liquidity needs. The Company also redeemed $5.0 million of subordinated debt during the first quarter of 2025 at a discount, resulting in a one-time gain on extinguishment of debt recorded in other noninterest income.

Equity. Total shareholders' equity increased $646,000 to $154.5 million for the nine months ended September 30, 2025, due to an increase in the after-tax fair market values of the available-for-sale investment securities portfolio of $6.3 million and a $783,000 increase related to share-based compensation plans. These increases were partially offset by a $4.6 million net loss recorded during that period, $1.3 million of dividends declared and a $615,000 decrease in the post-tax fair market value of derivatives. During the first nine months of 2025, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

General. The Company recorded net income of $802,000 for the three months ended September 30, 2025, compared to a net loss of $2.0 million for the three months ended September 30, 2024. A $3.8 million decrease in provision for credit losses, a $549,000 increase in net interest income and a $223,000 increase in noninterest income were partially offset by a $1.5 million increase in noninterest expense and an increase in provision for income taxes of $255,000.

Net Interest Income. Net interest income increased $549,000 to $14.57 million for the three months ended September 30, 2025, from $14.02 million for the three months ended September 30, 2024. This increase was mainly the result of decreased rates paid on interest-bearing liabilities, which decreased 32 basis points to 2.91% for the three months ended September 30, 2025, compared to 3.23% for the same period in the prior year as a result of lower rates paid on all deposit account types and borrowings and a decrease in the average balances of brokered CDs. The cost of total deposits decreased 36 basis points to 2.20% for the three months ended September 30, 2025, compared to 2.56% for the same period in 2024.The decrease in expense was partially offset by a decrease lower average yield on interest-earning assets, which decreased 7 basis points to 5.37% for the three months ended September 30, 2025, compared to 5.44% for the same period last year, due primarily to a decrease in average loan balances and lower yields on investments other interest-earning assets. It is important to note that while yields dropped period-over-period, the Company's decrease was significantly lower than the 75 basis point Fed Funds decrease over the same period.

The net interest margin increased 21 basis points to 2.91% for the three months ended September 30, 2025, from 2.70% for the same period in 2024. Total cost of funds decreased 29 basis points to 2.53% for the three months ended September 30, 2025, from 2.82% for the same period in 2024. The Company has taken measures to expand our net interest margin. Organic loan production was augmented with higher-yielding purchased loans through established third-party relationships. While the effectiveness of Bank's fair value hedging agreements on securities and loans has diminished with the Federal Reserve rate cuts, they continue to provide additional interest income.

Interest Income. Total interest income decreased $1.3 million, or 4.6%, to $26.9 million for the three months ended September 30, 2025, from $28.2 million for the comparable period in 2024, due to both lower average balances and yields on interest-earning assets. Interest and fees on loans receivable decreased $722,000, to $22.8 million for the three months ended September 30, 2025, from $23.5 million for the three months ended September 30, 2024, primarily due to a decrease in the average balance of net loans receivable of $66.6 million partially offset by an increase in average loan yields to 5.54% for the three months ended September 30, 2025, from 5.51% for the same period in 2024. The average balances of multi-family, construction, commercial business and auto loans decreased compared to the same quarter in 2024, categories that generally earn higher yields. The yield earned on investment securities decreased 52 basis points to 4.38% compared to the same period in 2024, as variable-rate investments repriced and higher-yielding securities matured in 2025.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2025		2024
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,632,684	5.54%	$1,699,302	5.51%	$(722)
Investment securities	293,723	4.38	307,623	4.90	(542)
FHLB stock	12,810	8.73	12,697	9.46	(20)
Interest-earning deposits in banks	50,150	4.51	42,348	5.47	(12)
Total interest-earning assets	$1,989,367	5.37	$2,061,970	5.44	$(1,296)

Interest Expense. Total interest expense decreased $1.9 million, or 13.0%, to $12.3 million for the three months ended September 30, 2025, compared to $14.2 million for the three months ended September 30, 2024. The decrease from the third quarter of 2024 was the result of lower average brokered CDs balances along with a decrease in the total cost of deposits to 2.20% from 2.56% in same period one year ago. The lower rates on customer deposit accounts further contributed to the period-over-period savings. Interest expense on borrowings increased marginally due to an average balance increase in advances, primarily FHLB advances, of $10.2 million offset by a decrease in the cost of advances to 4.35% from 4.41% compared to the same period in 2024.

Average deposit account balances were composed of 85% in interest-bearing deposits and 15% in noninterest-bearing deposits at both September 30, 2025 and September 30, 2024. During the three months ended September 30, 2025, interest expense decreased for CDs due to a decrease in the average rates paid of 57 basis points, compared to the three months ended September 30, 2024, partially offset by a decrease in the average balances of $83.2 million. Interest-bearing demand accounts further contributed the decreased expense with a 30 basis point reduction in the rate paid and a $25.4 million decline in average balances. During the same period, the average balances of money market accounts increased $32.9 million offset by a 23 basis point average rate decrease, resulting in a decrease to interest expense. The average cost of all interest-bearing deposit accounts decreased to 2.60% for the three months ended September 30, 2025, from 3.00% for the three months ended September 30, 2024, primarily due to the reduction in brokered CDs. The mix of customer deposit balances shifted from demand accounts towards higher cost CD and money market products. Customer CDs represented 28.3% and 29.3% of customer deposits at September 30, 2025 and 2024, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2025		2024
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$141,469	0.15%	$166,846	0.45%	$(135)
Money market accounts	464,265	2.42	431,346	2.65	(43)
Savings accounts	231,431	1.57	224,159	1.64	(9)
Certificates of deposit, customer	443,312	3.74	415,450	4.16	(165)
Certificates of deposit, brokered	103,959	4.24	215,016	4.88	(1,525)
Advances	265,554	4.35	255,348	4.41	81
Subordinated debt	34,617	3.95	39,484	3.97	(49)
Total interest-bearing liabilities	$1,684,607	2.91	$1,747,649	3.23	$(1,845)

Provision for Credit Losses. The Company recorded a $673,000 recapture of provision for credit losses in the three months ended September 30, 2025. A recapture of provision for credit losses on loans of $620,000 was the result of a reduction in the pooled loan reserve and a small decrease in the reserve on individually evaluated loans, partially offset by net loan charge-offs for the quarter. Decreases in commercial business and multi-family loan balances were the primary contributors to the reduction in the pooled loan reserve. The pooled loan reserve was further reduced by decreased estimated CECL loss factors applied at quarter end to one-to-four family, commercial business, consumer and home equity loan balances while loss factors applied to pooled multi-family, commercial real estate and construction loans increased. A recapture of provision for credit losses on unfunded commitments of $53,000 was also recorded during the quarter ended September 30, 2025, due to reduced loss factors and commitment balances at quarter end. The total provision for credit losses on loans was $3.1 million for the quarter ended September 30, 2024, and the provision on unfunded commitments was $57,000. The ACLL as a percentage of nonaccrual loans at period end increased to 121% compared to 72% for the same period in 2024.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Total loans receivable	$1,623,132	$1,734,807
Net charge-offs	(1,522)	(450)
(Recapture of) provision for credit losses on loans	(620)	3,077
Allowance for credit losses on loans	16,203	21,970
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.00%	1.27%
Total nonaccrual loans	13,372	30,376
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	121%	72%
Nonaccrual loans as a percentage of total loans receivable	0.82%	1.75%

Unfunded loan commitments	$158,118	$166,446
(Recapture of) provision for credit losses on unfunded commitments	(53)	57
Reserve for unfunded commitments	497	704

Noninterest Income. Noninterest income increased $223,000, or 12.5%, to $2.0 million for the three months ended September 30, 2025, from $1.8 million for the three months ended September 30, 2024. The increase is primarily due to the BOLI cash surrender value increase as a result of the conversion into higher-yielding BOLI policies during 2024 and 2025. Loan and deposit service fees also received a small boost from higher interchange and ATM network fee income. Other income for the current quarter included swap fee income of $113,000 and period-over-period decrease in the recorded value of equity and fintech partnership investments of $140,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$1,114	$1,059	$55	5.2%
Sold loan servicing fees and servicing rights mark-to-market	85	10	75	750.0
Net (loss) gain on sale of loans	(39)	58	(97)	(167.2)
Increase in BOLI cash surrender value	539	315	224	71.1
Other income	303	337	(34)	(10.1)
Total noninterest income	$2,002	$1,779	$223	12.5

Noninterest Expense. Noninterest expense increased $1.5 million, or 9.7%, to $17.4 million for the three months ended September 30, 2025, compared to $15.9 million for the three months ended September 30, 2024. The increase in expenses compared to the third quarter of 2024 is mainly due to a period-over-period increase of $1.8 million in legal services as the Company continues to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. Compensation and benefits, while lower than the same period one year ago, included nonrecurring expenses totaling $1.2 million for executive transition costs. Other expense includes commercial credit related costs totaling $516,000. The Company continues to focus on controlling expenses to improve earnings.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,353	$8,582	$(229)	(2.7)%
Data processing	1,941	2,085	(144)	(6.9)
Occupancy and equipment	1,505	1,553	(48)	(3.1)
Supplies, postage, and telephone	344	360	(16)	(4.4)
Regulatory assessments and state taxes	558	548	10	1.8
Advertising	282	409	(127)	(31.1)
Professional fees	2,668	698	1,970	282.2
FDIC insurance premium	411	533	(122)	(22.9)
Other expense	1,328	1,080	248	23.0
Total noninterest expense	$17,390	$15,848	$1,542	9.7

Provision for Income Tax. An income tax benefit of $948,000 was recorded for the three months ended September 30, 2025, compared to a benefit of $1.2 million for the three months ended September 30, 2024. The lower benefit is due to a period-over-period increase in income before taxes of $3.0 million. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

General. The Company recorded a net loss of $4.6 million for the nine months ended September 30, 2025, compared to a net loss of $3.8 million for the nine months ended September 30, 2024. A $4.4 million increase in noninterest expense and a $3.4 million decrease in noninterest income were partially offset by a $6.1 million decrease in provision for credit losses, a $426,000 increase in net interest income and a $473,000 increase in income tax benefit.

Net Interest Income. Net interest income increased $426,000 to $42.6 million for the nine months ended September 30, 2025, from $42.2 million for the nine months ended September 30, 2024, as reduced deposit and borrowing costs outpaced declines in loan, investment and interest-earning deposit income.

Average earning assets decreased $43.7 million year-over-year. The yield on average interest-earning assets decreased 9 basis points to 5.38% for the nine months ended September 30, 2025, compared to 5.47% for the same period in the prior year, due to decreases in average net loans receivable and FHLB stock balances, along with decreased yields on all interest-earning assets.

The average cost of interest-bearing liabilities decreased to 2.99% for the nine months ended September 30, 2025, compared to 3.22% for the same period last year, due primarily to decreases in the average balances of brokered CDs and advances along with lower rates paid on advances, CDs, and savings accounts. Total cost of funds decreased 20 basis points to 2.61% for the nine months ended September 30, 2025, from 2.81% for the same period in 2024.

The net interest margin increased 9 basis points to 2.83% for the nine months ended September 30, 2025, compared to 2.74% for the same period in 2024.

Interest Income. Total interest income decreased $3.3 million, or 3.9%, to $80.9 million for the nine months ended September 30, 2025, from $84.1 million for the comparable period in 2024, primarily due to a decrease in yields on all interest-earning assets and a decrease in average net loans receivable and FHLB stock balances. Interest and fees on loans receivable decreased $2.2 million, to $67.9 million for the nine months ended September 30, 2025, from $70.0 million for the nine months ended September 30, 2024, primarily due to a decrease in the average balance of net loans receivable of $48.6 million compared to the prior year, coupled with a slight decrease in average loan yields to 5.54% for the nine months ended September 30, 2025, from 5.55% for the same period in 2024. As a market comparison, the Fed Funds rate decreased 75 basis points over the same period. Average balances in the loan portfolio decreased primarily due to lower average balances of construction and multi-family loans partially offset by higher average purchased manufactured home loan balances, commercial real estate, one-to-four family and purchased auto loans. Loan yields decreased over the prior year due to the repricing of variable- and adjustable-rate loans tied to the Prime Rate or other variable-rate indices. The yield earned on investment securities also decreased 39 basis points to 4.50% compared to the same period in 2024, due to variable-rate bond yields and maturities of higher yielding investments.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2025		2024
	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
	(Dollars in thousands)
Loans receivable, net	$1,637,919	5.54%	$1,686,546	5.55%	$(2,177)
Investment securities	312,525	4.50	310,653	4.89	(854)
FHLB stock	13,241	9.29	13,397	9.39	(22)
Interest-earning deposits in banks	46,651	4.51	43,456	5.53	(226)
Total interest-earning assets	$2,010,336	5.38	$2,054,052	5.47	$(3,279)

Interest Expense. Total interest expense decreased $3.7 million, or 8.8%, to $38.3 million for the nine months ended September 30, 2025, compared to $42.0 million for the nine months ended September 30, 2024. Interest expense on deposits decreased $2.9 million due to a $25.3 million decrease in the in the average balance and a 22 basis point decrease in the cost of interest-bearing deposits. A shift in the deposit mix from brokered CDs and savings accounts to higher average balances of customer CDs and money market accounts resulted in a lower cost of deposits. Interest expense on borrowings decreased $825,000 due to a $4.7 million decrease in the average balance and a 29 basis point decrease in the cost of borrowings, primarily FHLB advances, compared to the same period in 2024.

During the nine months ended September 30, 2025, interest expense on brokered CDs decreased due to lower average balances of $81.5 million along with a 44 basis point decrease in the average rate paid, compared to the nine months ended September 30, 2024. During the same period, the average balances of money market accounts increased $36.3 million, resulting in an increase which partially offset the reduced brokered CDs expense. The average cost of all interest-bearing deposit accounts decreased to 2.70% for the nine months ended September 30, 2025, from 2.92% for the nine months ended September 30, 2024. The mix of customer deposit balances shifted from demand and savings accounts towards money market accounts and CDs. The Bank uses promotional products designed to retain existing deposits and generate new deposits. Promotional rates are regularly reviewed and adjusted. Customer CDs represented 26.5% and 25.8% of total deposits at September 30, 2025 and 2024, respectively. Brokered CDs represented 6.3% and 11.9% of total deposits at September 30, 2025 and 2024, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2025		2024
	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
	(Dollars in thousands)
Interest-bearing demand deposits	$158,020	0.47%	$165,816	0.46%	$(15)
Money market accounts	441,125	2.38	404,845	2.39	593
Savings accounts	225,665	1.53	229,180	1.63	(210)
Certificates of deposit, customer	448,955	3.90	417,716	4.13	180
Certificates of deposit, brokered	128,672	4.48	210,186	4.92	(3,428)
Advances	273,359	4.31	274,475	4.64	(716)
Subordinated debt	35,849	4.01	39,465	4.00	(109)
Total interest-bearing liabilities	$1,711,645	2.99	$1,741,683	3.22	$(3,705)

Provision for Credit Losses. The Company recorded a $6.9 million loan loss provision offset by a $102,000 unfunded commitment provision recapture for the nine months ended September 30, 2025. This compares to a $13.0 million loan loss provision offset by a $113,000 unfunded commitment provision recapture for the nine months ended September 30, 2024. The current period provision for credit losses on loans reflects changes due to underlying collateral deficiencies or uncertain collectability of three commercial real estate loans, six commercial business loans, a commercial construction loan, a group of commercial equipment loans and consumer unsecured loans resulting in net charge-offs totaling $11.1 million for the nine-month period. Net charge-offs were partially offset by a decrease in the reserve on individually evaluated loans, as the loans with reserves were sold or paid off, and lower pooled reserve loan balances at September 30, 2025. The lower unfunded commitment provision recapture compared to the same period in 2024 was due to lower qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Total loans receivable	$1,623,132	$1,734,807
Net charge-offs	(11,100)	(8,496)
Provision for credit losses on loans	6,854	12,956
Allowance for credit losses on loans	16,203	21,970
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.00%	1.27%
Total nonaccrual loans	13,372	30,376
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	121%	72%
Nonaccrual loans as a percentage of total loans receivable	0.82%	1.75%

Unfunded loan commitments	$158,118	$166,446
Recapture of provision for credit losses on unfunded commitments	(102)	(113)
Reserve for unfunded commitments	497	704

Noninterest Income. Noninterest income decreased $3.4 million, or 29.7%, to $8.0 million for the nine months ended September 30, 2025, from $11.3 million for the nine months ended September 30, 2024. The prior year included a $7.9 million gain recorded for the sale-leaseback transaction partially offset by a $2.1 million loss on the sale of investment securities. Additional income recorded in the current year includes a $1.1 million BOLI death benefit and a $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount recorded in other income. The BOLI cash surrender value increased as a result of the conversion into higher-yielding BOLI policies in 2024 and 2025.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Loan and deposit service fees	$3,315	$3,237	$78	2.4%
Sold loan servicing fees and servicing rights mark-to-market	372	303	69	22.8
Net (loss) gain on sale of loans	16	260	(244)	(93.8)
Net loss on sale of investment securities	—	(2,117)	2,117	(100.0)
Net gain on sale of premises and equipment	—	7,919	(7,919)	(100.0)
Increase in BOLI cash surrender value	1,396	851	545	64.0
Income from BOLI death benefit, net	1,059	—	1,059	100.0
Other income	1,791	861	930	108.0
Total noninterest income	$7,949	$11,314	$(3,365)	(29.7)

Noninterest Expense. Noninterest expense increased $4.4 million, or 9.6%, to $50.2 million for the nine months ended September 30, 2025, compared to $45.8 million for the nine months ended September 30, 2024. Expenses increased compared to the same period in 2024 due to a $5.8 million legal settlement and a $599,000 loss on disposal of leasehold improvements, both included in other expense, and a $528,000 employee retention credit ("ERC") consulting cost included in professional fees recorded in the second quarter of 2025. Other increases include $1.2 million of nonrecurring executive transition costs recorded during the third quarter of 2025. Legal expense included in professional fees increased $1.8 million period-over-period as the Company continues to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. These increases were partially offset by a $2.6 million ERC recorded in compensation during the second quarter of 2025 along with lower compensation and benefit costs due to a smaller workforce. The Company continues to focus on controlling expenses to improve earnings.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$20,766	$25,298	$(4,532)	(17.9)%
Data processing	5,878	6,037	(159)	(2.6)
Occupancy and equipment	4,604	4,592	12	0.3
Supplies, postage, and telephone	988	970	18	1.9
Regulatory assessments and state taxes	1,538	1,518	20	1.3
Advertising	846	1,095	(249)	(22.7)
Professional fees	4,894	2,292	2,602	113.5
FDIC insurance premium	1,308	1,392	(84)	(6.0)
Other expense	9,333	2,566	6,767	263.7
Total noninterest expense	$50,155	$45,760	$4,395	9.6

Provision for Income Tax. An income tax benefit of $1.8 million was recorded for the nine months ended September 30, 2025, compared to a benefit of $1.3 million for the nine months ended September 30, 2024, due to a period-over-period increase in net loss before taxes of $1.2 million. Both periods include a tax penalty estimate for the early surrender of BOLI contracts. The provision also includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2025 and 2024. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included within loans receivable in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2025			2024
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,632,684	$22,814	5.54%	$1,699,302	$23,536	5.51%
Total investment securities	293,723	3,244	4.38	307,623	3,786	4.90
FHLB dividends	12,810	282	8.73	12,697	302	9.46
Interest-earning deposits in banks	50,150	570	4.51	42,348	582	5.47
Total interest-earning assets (3)	1,989,367	26,910	5.37	2,061,970	28,206	5.44
Noninterest-earning assets	146,042			147,363
Total average assets	$2,135,409			$2,209,333
Interest-bearing liabilities:
Interest-bearing demand deposits	$141,469	$52	0.15	$166,846	$187	0.45
Money market accounts	464,265	2,832	2.42	431,346	2,875	2.65
Savings accounts	231,431	914	1.57	224,159	923	1.64
Certificates of deposit, customer	443,312	4,175	3.74	415,450	4,340	4.16
Certificates of deposit, brokered	103,959	1,110	4.24	215,016	2,635	4.88
Total interest-bearing deposits (4)	1,384,436	9,083	2.60	1,452,817	10,960	3.00
Advances	265,554	2,913	4.35	255,348	2,832	4.41
Subordinated debt	34,617	345	3.95	39,484	394	3.97
Total interest-bearing liabilities	1,684,607	12,341	2.91	1,747,649	14,186	3.23
Noninterest-bearing deposits (4)	251,448			252,911
Other noninterest-bearing liabilities	47,978			48,294
Total average liabilities	1,984,033			2,048,854
Average equity	151,376			160,479
Total average liabilities and equity	$2,135,409			$2,209,333

Net interest income		$14,569			$14,020
Net interest rate spread			2.46			2.21
Net earning assets	$304,760			$314,321
Net interest margin (5)			2.91			2.70
Average interest-earning assets to average interest-bearing liabilities	118.1%			118.0%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred (costs) fees of ($410,000) and $22,000 for the three months ended September 30, 2025 and 2024, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.20% and 2.56% for the three months ended September 30, 2025 and 2024, respectively.

(5) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2025			2024
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
	Outstanding	Paid	Rate	Outstanding	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2)	$1,637,919	$67,859	5.54%	$1,686,546	$70,036	5.55%
Total investment securities	312,525	10,513	4.50	310,653	11,367	4.89
FHLB dividends	13,241	920	9.29	13,397	942	9.39
Interest-earning deposits in banks	46,651	1,572	4.51	43,456	1,798	5.53
Total interest-earning assets (3)	2,010,336	80,864	5.38	2,054,052	84,143	5.47
Noninterest-earning assets	147,755			144,285
Total average assets	$2,158,091			$2,198,337
Interest-bearing liabilities:
Interest-bearing demand deposits	$158,020	$552	0.47	$165,816	$567	0.46
Money market accounts	441,125	7,837	2.38	404,845	7,244	2.39
Savings accounts	225,665	2,581	1.53	229,180	2,791	1.63
Certificates of deposit, customer	448,955	13,093	3.90	417,716	12,913	4.13
Certificates of deposit, brokered	128,672	4,309	4.48	210,186	7,737	4.92
Total interest-bearing deposits (4)	1,402,437	28,372	2.70	1,427,743	31,252	2.92
Advances	273,359	8,809	4.31	274,475	9,525	4.64
Subordinated debt	35,849	1,074	4.01	39,465	1,183	4.00
Total interest-bearing liabilities	1,711,645	38,255	2.99	1,741,683	41,960	3.22
Noninterest-bearing deposits (4)	246,252			251,218
Other noninterest-bearing liabilities	48,656			43,633
Total average liabilities	2,006,553			2,036,534
Average equity	151,538			161,803
Total average liabilities and equity	$2,158,091			$2,198,337

Net interest income		$42,609			$42,183
Net interest rate spread			2.39			2.25
Net earning assets	$298,691			$312,369
Net interest margin (5)			2.83			2.74
Average interest-earning assets to average interest-bearing liabilities	117.5%			117.9%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of ($896,000) and ($115,000) for the nine months ended September 30, 2025 and 2024, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.30% and 2.49% for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2025 Compared to September 30, 2024			September 30, 2025 Compared to September 30, 2024
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(885)	$163	$(722)	$(2,037)	$(140)	$(2,177)
Investments	(165)	(377)	(542)	63	(917)	(854)
FHLB stock	3	(23)	(20)	(12)	(10)	(22)
Other (1)	108	(120)	(12)	131	(357)	(226)
Total interest-earning assets	$(939)	$(357)	$(1,296)	$(1,855)	$(1,424)	$(3,279)

Interest-bearing liabilities:
Interest-bearing demand deposits	$(29)	$(106)	$(135)	$(27)	$12	$(15)
Money market accounts	223	(266)	(43)	637	(44)	593
Savings accounts	31	(40)	(9)	(42)	(168)	(210)
Certificates of deposit, customer	298	(463)	(165)	958	(778)	180
Certificates of deposit, brokered	(1,361)	(164)	(1,525)	(3,003)	(425)	(3,428)
Advances	117	(36)	81	(40)	(676)	(716)
Subordinated debt	(48)	(1)	(49)	(110)	1	(109)
Total interest-bearing liabilities	$(769)	$(1,076)	$(1,845)	$(1,627)	$(2,078)	$(3,705)

Change in net interest income	$(170)	$719	$549	$(228)	$654	$426

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2025 and the year ended December 31, 2024, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At September 30, 2025, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
	1 Year	3 Years	5 Years	5 Years	Balance
	(In thousands)
Certificates of deposit	$448,082	$91,009	$4,052	$—	$543,143
FHLB advances	115,000	95,000	—	—	210,000
Line of credit	15,000	—	—	—	15,000
Subordinated debt obligation	—	—	—	34,625	34,625
Operating leases	2,078	4,276	3,974	16,641	26,969
Borrower taxes and insurance	2,356	—	—	—	2,356
Deferred compensation	290	279	278	682	1,529
Total contractual obligations	$582,806	$190,564	$8,304	$51,948	$833,622

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2025:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
	1 Year	3 Years	5 Years	5 Years	Committed
	(In thousands)
Commitments to originate loans:
Variable-rate	$6,847	$—	$—	$—	$6,847
Unfunded commitments under lines of credit	21,222	12,424	6,377	77,518	117,541
Unfunded commitments under existing construction loans	30,462	10,115	—	—	40,577
Standby letters of credit	208	—	—	200	408
Unfunded commitments under partnership agreements	2,540	—	—	—	2,540
Total commitments	$61,279	$22,539	$6,377	$77,718	$167,913

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

The Company's most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $79.2 million and unpledged securities classified as available-for-sale had a market value of $225.2 million. The Bank pledged collateral of $542.8 million to support borrowings from the FHLB, with a remaining borrowing capacity of $272.0 million at September 30, 2025. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $18.3 million were pledged as of September 30, 2025, providing a borrowing capacity of $17.5 million. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest has a $20.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $5.0 million at September 30, 2025.

At September 30, 2025, we had commitments to fund $408,000 in standby letters of credit and $158.1 million in undisbursed loans, including $40.6 million in undisbursed construction loan commitments.

CDs due within one year as of September 30, 2025, totaled $448.1 million, or 82.5% of CDs with a weighted-average rate of 3.84%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 62% of deposit account balances held by consumers, 23% held by business and 9% by public fund depositors, and 6% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $29,000 at September 30, 2025. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2025, the Company, on an unconsolidated basis, had liquid assets of $7.7 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At September 30, 2025, shareholders' equity totaled $154.5 million, or 7.3% of total assets. Our book value per share of common stock was $16.33 at September 30, 2025, compared to $16.45 at December 31, 2024.

At September 30, 2025, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2025.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital (to average assets)	$200,624	9.3%	$86,091	4.0%	$107,613	5.0%
Common equity tier 1 (to risk-weighted assets)	200,624	12.7	71,393	4.5	103,123	6.5
Tier 1 risk-based capital (to risk-weighted assets)	200,624	12.7	95,190	6.0	126,920	8.0
Total risk-based capital (to risk-weighted assets)	216,586	13.7	126,920	8.0	158,650	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.7% at September 30, 2025, exceeding this requirement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. For example, we are currently engaged in litigation with 3|5|2 Capital and Socotra, as described in more detail in Notes 15 and 16 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q. The risk of litigation may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-traded company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our business, financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.

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

We are dependent on key personnel and the loss of one or more of those key persons, including the recent departure of our President and Chief Executive Officer, the Chief Banking Officer and Chief Strategy Officer of First Fed, may materially and adversely affect our prospects.

We rely heavily on the efforts and abilities of our executive officers, and certain other key management personnel, which make up our management team. As previously disclosed, our former President, Chief Executive Officer and member of the Board of Directors departed effective July 12, 2025. In addition, the former Chief Banking Officer of First Fed retired on July 2, 2025, and the former Chief Strategy Officer of First Fed departed on August 9, 2025. The loss of the services of these individuals, and the potential loss of any of our current management team, could have a material adverse impact on our business, financial condition, and results of operations. While we believe that our relationship with our remaining management team is good, we cannot guarantee that all members of our management team will remain with our organization. The ability to attract, retain, and season replacements to our management team presents risks to executing our business plan.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2025:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans

July 1, 2025 - July 31, 2025	1,461	$—	—	846,123
August 1, 2025 - August 31, 2025	—	—	—	846,123
September 1, 2025 - September 30, 2025	165	—	—	846,123
Total	1,626	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 1,461 shares, 0 shares, and 165 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of September 30, 2025, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	Executive Separation and Release Agreement, dated as of July 9, 2025, between the Company and Matthew P. Deines		8-K	10.1	7/9/2025
10.2*	Letter Agreement, dated as of July 9, 2025, between the Company and Geraldine L. Bullard		8-K	10.2	7/9/2025
10.3*	Executive Separation and Release Agreement, dated as of August 9, 2025, between the Company and Christopher Riffle	X
10.4*	Employment Agreement amount First Northwest Bancorp, First Fed Bank and Curt Queyrouze dated September 11, 2025		8-K	10.1	9/12/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 6, 2025	/s/ Curt Queyrouze

Curt Queyrouze
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)