Form 10-K
period 2025-12-31
First Northwest Bancorp
filed 2026-03-12
CIK 1556727

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025	or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

At March 5, 2026, the registrant had 9,450,547 shares of common stock issued and outstanding. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based on the closing price of the stock as quoted on The Nasdaq Stock Market, LLC as of June 30, 2025, was $68,632,741.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FIRST NORTHWEST BANCORP

2025 ANNUAL REPORT ON FORM 10-K

FIRST NORTHWEST BANCORP

2025 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS (Continued)

As used in this report, the terms, "we," "our," and "us," and "Company" refer to First Northwest Bancorp ("First Northwest") and its wholly owned subsidiary First Fed Bank unless the context indicates otherwise. When we refer to "First Fed" or the "Bank" in this report, we are referring to First Fed Bank, the wholly owned subsidiary of First Northwest Bancorp.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of our loan portfolio;
•	legislative, regulatory and policy changes;
•	uncertainties relating to litigation;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the impacts of such changes on our earnings;
•	our ability to successfully execute on growth strategies and integrate technology into our business;
•	pressures on liquidity as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impact to macroeconomic conditions;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•

our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including those resulting from examinations by our primary or other regulatory authorities;

•	our ability to implement, maintain, and improve an effective risk management framework, disclosure controls and procedures and internal controls over financial reporting;
•	our ability to attract and retain executive officers and key employees;
•	the costs and effects of disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, information technology systems;
•	risks related to overall economic conditions;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, geopolitical events, acts of war or terrorism or other hostilities, public health crises, pandemics or other catastrophic events beyond our control;
•	fluctuation in our stock price and general volatility in the stock market;
•	the effects of any reputational damage to the Company, including resulting from any of the foregoing; and
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

PART I

Item 1. Business

General

First Northwest, a Washington corporation, is a bank holding company and a financial holding company. First Northwest is engaged in banking activities through its wholly owned subsidiary, First Fed, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments. The Company's business activities are generally focused on passive investment activities and oversight of the activities of First Fed.

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

First Fed is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank operates in 17 locations including twelve full-service branches and five business centers, including its headquarters, located in Clallam, Jefferson, King, Kitsap, Snohomish, and Whatcom counties. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificates") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. Subsequent to year end, the Bank signed a redemption agreement which sets forth the path to unwind its investment in the Hero Fund through capital distributions beginning in April 2026.

First Northwest's limited partnership investments include Canapi Ventures Fund, LP ("Canapi Ventures"); BankTech Ventures, LP; and JAM FINTOP Frontier Fund, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Hero Fund. MWG also holds a 20% general partner interest in MWGC. MWGC holds a 0.01% general partner interest in the Hero Fund. Subsequent to year end, the Company redeemed its interest in MWGC in full at par.

The executive office of the Company is located at 105 West 8th Street, Port Angeles, Washington 98362, and its telephone number is (360) 457-0461.

Market Area

We operate through twelve full-service branch offices and five business centers located in Washington State. We have five branches in Clallam County, one in Jefferson County, one in King County, two in Kitsap County, and three in Whatcom County. We have two business centers located in Clallam County, one in King County, one in Snohomish County, and one in Whatcom County. The branch located in King County will be closing on April 30, 2026.

Clallam County has a population of approximately 77,958 and estimated median family income of $70,370. The economic base in Clallam County is dependent on government, healthcare, education, tourism, marine services, forest products, agriculture, and technology industries. The primary employers in Clallam County include the Olympic Medical Center, Peninsula College, the Port Angeles School District, Clallam County government, Jamestown S'Klallam Tribe, Clallam Bay Corrections Center, and the Westport Shipyard. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Clallam County was 6.0% at December 31, 2025, compared to 5.9% at December 31, 2024. By comparison, the unemployment rate for the state of Washington was 4.7%, and the national average was 4.4% at December 31, 2025.

Jefferson County has a population of approximately 33,944 and estimated median family income of $74,048. The economic base in Jefferson County is dependent on government, healthcare, education, tourism, arts and culture, maritime and boat building, and small-scale manufacturing. The primary employers in Jefferson County include Port Townsend Paper, Jefferson Healthcare, Port Townsend School District, the Port Authority of Port Townsend and related marine trade, and the Jefferson County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Jefferson County was 6.1% at December 31, 2025, compared to 5.5% at December 31, 2024.

Kitsap County has a population of approximately 281,420 and estimated median family income of $104,158. The economic base of Kitsap County is largely supported by the United States Navy through personnel stationed at Kitsap Naval Base along with other employers supporting the military. Private industries that support the economic base are healthcare, retail and tourism. Other primary employers in Kitsap County include the Department of Defense, Amazon, Walmart, St. Michael Medical Center, Catholic Health Initiatives, and Port Madison Enterprises, which owns and operates the Clearwater Casino and Resort, gas stations and other retail operations. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Kitsap County was 5.0% at December 31, 2025, compared to 4.3% at December 31, 2024.

Whatcom County has a population of approximately 234,954 and estimated median family income of $81,784. The economic base of Whatcom County is largely supported by healthcare, education and crude oil refinery industries. There is some niche manufacturing and a large variety of other small businesses that create a well-rounded economy with a close proximity to the Canadian border bringing in shoppers seeking retail products and services. The primary employers in Whatcom County include PeaceHealth Medical Center, Western Washington University, Bellingham School District, Avamere Living, and BP Cherry Point Refinery. According to the U.S. Bureau of Labor Statistics, the unemployment rate for Whatcom County was 5.2% at December 31, 2025, compared to 4.6% at December 31, 2024.

King County, which includes the City of Seattle, has a population of approximately 2.3 million and estimated median family income of $124,746. The economic base of King County is largely supported by technology, services, and manufacturing industries. The primary employers in King County include Microsoft, Amazon, Boeing, University of Washington, Starbucks, Salesforce, and the King County government. According to the U.S. Bureau of Labor Statistics, the unemployment rate for King County was 4.9% at December 31, 2025, compared to 3.8% at December 31, 2024.

As a part of our business plan, we intend to extend our traditional and digital operations in the Puget Sound Region. This region dominates the economy of the Pacific Northwest and is broadly defined as the area surrounding the Puget Sound that extends into the northwestern quadrant of the state of Washington. Our current market area, described previously, has a population of 3.0 million, or 37.1%, of the state's population. The population of the Puget Sound region beyond our current market area is approximately 2.4 million, or 29.3% of the state's population. The market area is a mix of urban, suburban and rural areas, with the Seattle metropolitan area representing a well-developed urban center. The region extends from Whatcom County in the north on the Canadian border to Thurston and Pierce counties to the south. Other key metropolitan areas within the Puget Sound region include Bellingham (Whatcom County), Mount Vernon (Skagit County), Everett (Snohomish County), Tacoma (Pierce County) and Olympia (Thurston County).

Key employment sectors in the Puget Sound region include aerospace, military, information technology, biotechnology, education, logistics, international trade, and tourism. The region is well known for the long-term presence of Boeing and Microsoft, two major industry leaders, and since the turn of the century, Amazon. The military presence includes a number of large installations serving the U.S. Air Force, Army and Navy. Given the employment profile and the presence of the University of Washington and other universities, the region's workforce is highly educated. Washington's geographic proximity to the Pacific Rim along with multiple deep-water ports makes it a center for international trade, which contributes significantly to the regional economy. The local ports make Washington the ninth largest exporting state in the nation. The top five trading partners with Washington include China, Canada, South Korea, Japan and Mexico. Tourism is a major industry due to the scenic beauty, temperate climate, and incredible food and culture. The maritime industry, supported by the trade and fishing industries, is also an important employment sector.

For a discussion regarding the competition in our primary market area, see "Competition."

Our Products and Services

Lending Activities

General. First Fed’s principal lending activities are concentrated in real estate secured loans with first lien one-to-four family mortgage, commercial, and multi-family loans. First Fed also makes construction and land loans (including lot loans and multi-family acquisition-renovation loans), commercial business loans, and consumer loans, consisting primarily of home-equity loans and lines of credit. The Bank also purchases automobile and manufactured home loans from known, experienced third-party originators. The Bank utilizes interest rate swaps designated as fair value hedges to manage its exposure to rate fluctuations which results in a derivative basis adjustment included in net loans receivable.

Loan Portfolio Analysis

The following table represents information concerning the composition of our loan portfolio, excluding loans held for sale, by the type of loan at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate:
One-to-four family	$376,731	23.1%	$395,315	23.3%
Multi-family	288,529	17.7	332,596	19.6
Commercial real estate	402,683	24.8	390,379	23.0
Construction and land	61,268	3.8	78,110	4.6
Total real estate loans	1,129,211	69.4	1,196,400	70.5
Consumer:
Home equity	85,088	5.2	79,054	4.7
Auto and other consumer	283,502	17.4	268,876	15.9
Total consumer loans	368,590	22.6	347,930	20.6
Commercial business loans	130,311	8.0	151,493	8.9
Total loans	1,628,112	100.0%	1,695,823	100.0%
Less:
Derivative basis adjustment	(903)		188
Allowance for credit losses on loans	16,987		20,449
Total loans, net	$1,612,028		$1,675,186

Fixed-Rate and Adjustable-Rate Loans

The following table shows the composition of our loan portfolio, excluding loans held for sale, in dollar amounts and in percentages by fixed rates and adjustable rates at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Fixed-rate loans:
Real estate:
One-to-four family	$273,349	16.8%	$291,237	17.2%
Multi-family	95,610	5.9	112,711	6.6
Commercial real estate	126,541	7.8	136,183	8.0
Construction and land	5,890	0.4	7,337	0.4
Total real estate loans	501,390	30.9	547,468	32.2
Consumer:
Home equity	29,201	1.8	28,413	1.7
Auto and other consumer	282,677	17.3	268,358	15.8
Total consumer loans	311,878	19.1	296,771	17.5
Commercial business loans	61,934	3.8	85,852	5.1
Total fixed-rate loans	875,202	53.8	930,091	54.8

Adjustable-rate loans:
Real estate:
One-to-four family	103,382	6.3	104,078	6.1
Multi-family	192,919	11.8	219,885	13.0
Commercial real estate	276,142	17.0	254,196	15.0
Construction and land	55,378	3.4	70,773	4.2
Total real estate loans	627,821	38.5	648,932	38.3
Consumer:
Home equity	55,887	3.4	50,641	3.0
Auto and other consumer	825	0.1	518	—
Total consumer loans	56,712	3.5	51,159	3.0
Commercial business loans	68,377	4.2	65,641	3.9
Total adjustable-rate loans	752,910	46.2	765,732	45.2

Total loans	1,628,112	100.0%	1,695,823	100.0%
Less:
Derivative basis adjustment	(903)		188
Allowance for credit losses on loans	16,987		20,449
Total loans, net	$1,612,028		$1,675,186

Loan Maturity

The following tables illustrate the contractual maturity of our loan portfolio at December 31, 2025. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. These tables do not reflect the effects of unscheduled principal prepayments.

	One Year or Less (1)		After One Year Through Five Years		After Five Years Through Fifteen Years		Beyond Fifteen Years		Total
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Real estate:
One-to-four family	$376	3.52%	$1,834	3.44%	$23,471	4.21%	$351,050	4.03%	$376,731	4.04%
Multi-family	22,958	5.54	118,488	5.33	142,295	4.98	4,788	6.98	288,529	5.20
Commercial real estate	29,655	4.25	141,236	5.60	228,483	5.84	3,309	5.06	402,683	5.63
Construction and land	50,089	7.61	10,967	7.50	11	—	201	6.38	61,268	7.58
Consumer:
Home equity	125	8.94	2,307	6.81	29,454	5.77	53,202	7.05	85,088	6.60
Auto and other consumer	1,315	10.64	17,543	7.84	143,023	8.16	121,621	7.13	283,502	7.73
Commercial business loans	42,766	6.79	24,692	7.31	62,853	7.27	—	—	130,311	7.12

Total loans receivable	$147,284	6.39%	$317,067	5.81%	$629,590	6.23%	$534,171	5.00%	$1,628,112	5.77%

_______________

(1) Includes demand loans, loans having no stated maturity, and overdraft loans.

(dollars in thousands)	Fixed Interest Rate	Floating or Variable Rate	Total
Loans above maturing after one year:
Real estate:
One-to-four family	$272,974	$103,381	$376,355
Multi-family	73,779	191,793	265,572
Commercial real estate	101,259	271,768	373,027
Construction and land	3,674	7,505	11,179
Consumer:
Home equity	29,194	55,769	84,963
Auto and other consumer	282,187	—	282,187
Commercial business loans	39,410	48,135	87,545
Total loans maturing after one year	$802,477	$678,351	$1,480,828

One-to-Four Family Real Estate Lending. At December 31, 2025, one-to-four family residential mortgage loans (excluding loans held for sale) totaled $376.7 million, or 23.1%, of our total loan portfolio, including $12.0 million, or 3.2%, of loans secured by properties outside the state of Washington, primarily purchased loans in the state of California. We originate both fixed and adjustable-rate residential loans, which can be sold in the secondary market or retained in our portfolio, and supplement those originations with loan purchases, from time to time, depending on our balance sheet objectives. Residential loans are underwritten to either secondary market standards for sale or to internal underwriting standards, which may not meet Federal Home Loan Mortgage Corporation ("Freddie Mac") or Federal National Mortgage Association ("Fannie Mae") eligibility requirements.

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

The credit risk on adjustable-rate mortgage loans could increase when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans contain both periodic and lifetime interest rate caps, limiting the amount of payment changes. In addition, depending on market conditions, we may underwrite the borrower at a higher interest rate and payment amount than the initial rate. At December 31, 2025, the average interest rate on our adjustable-rate mortgage loans was approximately 170 basis points under the fully indexed rate. As of December 31, 2025, we had $103.4 million, or 27.4%, of adjustable-rate residential mortgage loans in our residential loan portfolio.

The underwriting process considers a variety of factors including credit history, debt to income ratios, property type, loan-to-value ratio, and occupancy. For loans with over 80% loan-to-value ratios, we typically require private mortgage insurance, which reduces our exposure to loss in the event of a loan default. Credit risk is also mitigated by obtaining title insurance, hazard insurance, and flood insurance. Residential mortgage loans which require appraisals are appraised by independent fee-based appraisers.

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

Commercial and Multi-Family Real Estate Lending. At December 31, 2025, $402.7 million, or 24.8%, and $288.5 million, or 17.7%, of our total loan portfolio was secured by commercial and multi-family real estate property, respectively. At December 31, 2025, we identified $115.1 million, or 16.7%, of our commercial and multi-family real estate portfolio as owner-occupied commercial real estate and $576.1 million, or 83.3%, is secured by income producing, or non-owner-occupied, commercial and multi-family real estate. Over 97% of our commercial real estate and multi-family loans are secured by properties located in the state of Washington.

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

We offer both fixed- and adjustable-rate loans on commercial and multi-family real estate, which may include balloon payments. As of December 31, 2025, we had $276.1 million in adjustable-rate commercial real estate loans, or 65.1% of commercial real estate, and $192.9 million in adjustable-rate multi-family loans, or 66.1% of total multi-family. Commercial and multi-family real estate loans with adjustable rates generally adjust after an initial period of three to five years and have maturity dates of three to ten years. Amortization terms are generally limited to terms up to 25 years on commercial real estate loans and up to 30 years on multi-family loans. Adjustable-rate multi-family residential and commercial real estate loans are generally priced to market indices with appropriate margins, which may include The Wall Street Journal prime rate, the U.S. Constant Maturity Treasury Rate, Term Secured Overnight Financing Rate ("TSOFR"), or a similar term FHLB borrowing rate. Adjustable-rate loans could have increased credit risk when interest rates rise. An increase to the borrower's loan payment may affect the borrower's ability to repay and could increase the probability of default. To mitigate this risk to both the borrower and First Fed, adjustable-rate loans may contain both periodic and lifetime interest rate caps, limiting the amount of payment changes.

Of the adjustable-rate commercial and multi-family real estate loans, 66.01% are subject to a floor rate and the weighted average floor rate on these loans was 3.66% at December 31, 2025. Of the adjustable-rate commercial loans, 28.51% are subject to a ceiling rate and the weighted average ceiling rate on those loans was 16.42% at December 31, 2025.

The maximum loan-to-value ratio for commercial and multi-family real estate loans is typically limited to 75% of an appraiser opinion of market value. The minimum debt service coverage ratio is 1.25 for non-owner-occupied and 1.20 for owner-occupied properties. We require independent appraisals or evaluations at origination on all loans secured by commercial or multi-family real estate from our internal list of approved appraisers.

We review most commercial real estate and multi-family loan relationships annually to ensure the borrower continues to meet certain loan requirements as set forth in loan covenants, which may include an annual inspection of the property. The scope of the annual review is generally based on relationship size, with those $1.5 million or greater subject to a full credit review, which includes detailed financial and cash flow analysis, property inspection, covenant compliance and annual risk rating certification. All commercial loans risk rated special mention or worse with exposure of $100,000 or more are also subject to the full credit review. Relationships with an aggregate credit exposure below $1.5 million are monitored for payment performance, changes in guarantor credit scores, and compliance with all other terms and conditions contained in the loan documents. All individuals that guarantee $3.0 million or more in aggregate commercial debt of any type are subject to annual financial reviews. Relationships with an aggregate credit exposure below $750,000 that have been paid as agreed for at least three years are exempt from the annual requirement, so long as the Borrower remains in compliance with all other terms and conditions noted in the loan documents. While we cannot prevent loans from becoming delinquent, we believe our monitoring and formal review processes provide us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information on multi-family and commercial real estate loans by type at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-owner occupied
Multi-family	$288,529	41.7%	$332,596	46.0%
Hospitality	64,751	9.4	63,611	8.8
Retail	48,088	7.0	51,065	7.1
Office building	42,193	6.1	50,819	7.0
Health care	32,003	4.6	19,027	2.6
Mixed use	20,411	3.0	20,772	2.9
Condominium	17,495	2.5	17,725	2.5
One-to-four family	10,686	1.5	9,877	1.4
Warehouse	6,932	1.0	7,114	1.0
Vehicle dealership	974	0.1	1,004	0.1
Other non-owner occupied	44,036	6.4	33,241	4.6
Total non-owner occupied	576,098	83.3	606,851	84.0

Owner occupied
Health care	21,473	3.1	22,139	3.1
Office building	17,329	2.5	16,356	2.3
Mixed use	11,882	1.7	10,460	1.4
Retail	11,191	1.6	10,578	1.5
Vehicle dealership	9,488	1.4	10,229	1.4
One-to-four family	8,921	1.3	4,567	0.6
Warehouse	6,761	1.0	14,078	1.9
Hospitality	669	0.1	793	0.1
Condominium	374	0.1	789	0.1
Other owner-occupied	27,026	3.9	26,135	3.6
Total owner occupied	115,114	16.7	116,124	16.0

Summary by type
Multi-family	288,529	41.7	332,596	46.0
Hospitality	65,420	9.5	64,404	8.9
Office building	59,522	8.6	67,175	9.3
Retail	59,279	8.6	61,643	8.6
Health care	53,476	7.7	41,166	5.7
Mixed use	32,293	4.7	31,232	4.3
One-to-four family	19,607	2.8	14,444	2.0
Condominium	17,869	2.6	18,514	2.6
Warehouse	13,693	2.0	21,192	2.9
Vehicle dealership	10,462	1.5	11,233	1.5
Other non-owner occupied	44,036	6.4	33,241	4.6
Other owner-occupied	27,026	3.9	26,135	3.6
Total multi-family and commercial real estate	$691,212	100.0%	$722,975	100.0%

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

The average outstanding loan amount in our commercial real estate portfolio, including multi-family loans, was $1.6 million as of December 31, 2025. We generally target individual commercial and multi-family real estate loans between $1.0 million and $10.0 million to small and mid-size operators and investors in our market areas as well as other parts of Washington. We typically require a pre-existing relationship with the borrower in order to originate commercial and multi-family real estate loans for properties located in other states.

Our three largest commercial and multi-family borrowing relationships, including current loan balances and unused commitments, at December 31, 2025 consisted of a $19.8 million relationship secured by multi-family real estate in Pierce and Snohomish Counties, Washington; a $19.1 million relationship secured by multi-family real estate in Pierce County, Washington; and a $17.2 million relationship secured by construction and multi-family real estate in King County, Washington. The construction loan balances are included in Construction and Land Lending below.

Construction and Land Lending. Our construction and land loans totaled $61.3 million, or 3.8% of the total loan portfolio at December 31, 2025 and the undisbursed portion of construction loans in process totaled $49.5 million.

First Fed offers an "all-in-one" residential custom construction loan product, which upon completion of construction may be held in our loan portfolio. We also originate construction loans for certain commercial real estate projects. These projects include, but are not limited to, subdivisions, multi-family, retail, office, warehouse, hotel, and office buildings. We also offer commercial acquisition-renovation loans that have a small construction component combined with a traditional real estate loan. Underwriting criteria on construction loans include, but are not limited to, minimum debt service coverage requirements of 1.25x or better, loan-to-value limitations, pre-leasing requirements, construction cost over-run contingency reserves, interest and absorption period reserves, occupancy, capitalization rates and interest rate stress testing, as well as other underwriting criteria. Underwriting criteria on commercial acquisition-renovation loans during the interest-only period include, but are not limited to, loan-to-value limitations and debt service coverage requirements of 1.00x or better, based on in-place rents and payment amortization of full commitment. These loans begin amortizing once renovations have been completed.

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

Construction loan advances are based on progress payments for "work in place" based on detailed line-item construction budgets. Independent construction inspectors are used to evaluate the construction draw request relative to the progress. Our construction administrators review all construction projects, inspection reports, and construction loan advance requests to ensure they are appropriate and in compliance with all loan conditions. Other risk management tools include title insurance, date down endorsements or periodic lien inspections prior to the payment of construction loan advances. In some cases, general contractors may be required to provide sub-contractor lien releases for any work performed prior to the filing of our deed of trust or prior to each construction loan advance.

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

At December 31, 2025, the average construction commitment was $629,000 for single-family residential construction, $4.4 million for multi-family construction and $3.0 million for commercial real estate construction. The largest construction commitments for single-family residential, multi-family and commercial real estate were $2.5 million, $7.4 million and $12.6 million, respectively, at December 31, 2025.

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

We also originate individual lot loans, which are secured by a first lien on the property, for borrowers who are planning to build on the lot within the next five years. Generally, these loans have a maximum loan-to-value ratio of 75% for improved lands (legal access, water and power). The interest rate on these loans is fixed with a 20-year amortization and a five-year term.

At the dates indicated, the composition of our construction and land portfolio was as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
One-to-four family residential	$21,954	$38,900
Multi-family residential	10,109	15,401
Commercial real estate	23,005	17,282
Land	6,200	6,527
Total construction and land	$61,268	$78,110

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

The following tables show our construction commitments by type and geographic concentration at the dates indicated:

(dollars in thousands)	Olympic Peninsula	Puget Sound Region	Other Washington	California	Total
December 31, 2025
Construction Commitment
One-to-four family residential	$5,460	$40,189	$1,081	$—	$46,730
Multi-family residential	3,900	18,153	—	—	22,053
Commercial real estate	480	21,855	4,214	9,706	36,255
Total commitment	$9,840	$80,197	$5,295	$9,706	$105,038

Construction Funds Disbursed
One-to-four family residential	$1,857	$21,045	$695	$—	$23,597
Multi-family residential	2,842	7,449	—	—	10,291
Commercial real estate	56	15,418	3,177	2,975	21,626
Total disbursed for construction	4,755	43,912	3,872	2,975	55,514
Net deferred fees (costs)	20	(441)	2	(26)	(445)
Amortized cost for construction	$4,775	$43,471	$3,874	$2,949	$55,069

Undisbursed Commitment
One-to-four family residential	$3,603	$19,144	$386	$—	$23,133
Multi-family residential	1,058	10,704	—	—	11,762
Commercial real estate	424	6,437	1,037	6,731	14,629
Total undisbursed	$5,085	$36,285	$1,423	$6,731	$49,524

Land Funds Disbursed
One-to-four family residential	$1,929	$1,792	$121	$—	$3,842
Commercial real estate	1,147	1,158	—	—	2,305
Total disbursed for land	3,076	2,950	121	—	6,147
Net deferred fees	28	21	3	—	52
Amortized cost for land	$3,104	$2,971	$124	$—	$6,199

(dollars in thousands)	Olympic Peninsula	Puget Sound Region	Other Washington	Total
December 31, 2024
Construction Commitment
One-to-four family residential	$6,897	$45,945	$1,424	$54,266
Multi-family residential	3,900	14,828	5,695	24,423
Commercial real estate	500	40,259	4,215	44,974
Total commitment	$11,297	$101,032	$11,334	$123,663

Construction Funds Disbursed
One-to-four family residential	$1,769	$35,711	$1,424	$38,904
Multi-family residential	709	10,245	4,582	15,536
Commercial real estate	99	16,508	900	17,507
Total disbursed for construction	2,577	62,464	6,906	71,947
Net deferred fees (costs)	2	(329)	(37)	(364)
Amortized cost for construction	$2,579	$62,135	$6,869	$71,583

Undisbursed Commitment
One-to-four family residential	$5,128	$10,234	$—	$15,362
Multi-family residential	3,191	4,583	1,113	8,887
Commercial real estate	401	23,751	3,315	27,467
Total undisbursed	$8,720	$38,568	$4,428	$51,716

Land Funds Disbursed
One-to-four family residential	$2,349	$2,183	$213	$4,745
Commercial real estate	900	845	—	1,745
Total disbursed for land	3,249	3,028	213	6,490
Net deferred fees	18	14	5	37
Amortized cost for land	$3,267	$3,042	$218	$6,527

Consumer Lending. We offer consumer loans, including home equity loans, home equity lines of credit and personal lines of credit. At December 31, 2025, home equity loans and lines of credit totaled $85.1 million, or 5.2%, of the loan portfolio. Our interest rates on home equity loans are priced based on risks including credit score, loan-to-value and overall payment capacity of the applicant. Home equity loans are made for the improvement of residential properties and other purposes. Some of these loans are secured by first liens; however, the majority of these loans are secured by a second deed of trust on the residential property. Fixed rate, fully amortizing home equity loans in first lien position are available with repayment periods ranging from 5 to 20 years. We also offer a ten-year home equity line of credit to qualifying borrowers, which includes an option for a discounted initial fixed interest rate for the first year with the interest rate adjusting monthly thereafter based on a margin over the prime rate; payments are interest-only during the ten-year draw period. The balance and rate are fixed after that period and the principal amortized over the remaining fifteen-year period of the loan. Options for equity loans on non-owner occupied properties are offered under more conservative requirements. Additionally, terms are available under a bridge loan product consisting of a short-term equity loan used to facilitate the acquisition of a separate residential property. Home equity fixed and line of credit products in second lien positions behind a non-First Fed mortgage have a maximum loan amount of $250,000. Home equity loans and lines of credit have greater risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property. We may or may not have private mortgage insurance coverage.

At December 31, 2025, auto loans totaled $146.7 million, of which $146.2 million were purchased. The remaining $545,000 were originated through our First Fed branches. Auto loans have a maximum term of up to 180 months for purchased classic or collector vehicles and up to 84 months for all other auto loans, depending on the age and condition of the vehicle and strength of the borrower. Loan rates for auto lending, as well as all other consumer loans, are priced based on the specific loan type and the risks involved. First Fed utilizes indirect lending sources to purchase auto loans. In-house and direct lending sources have been used to originate auto loans in prior years.

We purchase auto loans through a relationship with Woodside Credit, LLC, a loan originator that operates in all 50 states, underwriting and funding loans for classic (25 years or older) and collector (premium price with limited production) vehicles. At December 31, 2025, $137.7 million of Woodside auto loans was included in consumer loans. These loans typically range from $10,000 to over $600,000 with terms that range from 84 to 180 months and generally require down payments of 10% to 20% of the cost of the vehicle. We receive loan pools each week with complete packages that we underwrite to determine whether to purchase or pass on the loans submitted. The average loan balance was $101,000 at December 31, 2025. These loans present unique risks with the collateral being located across the country; however, our loan originator mitigates risk of loss by providing an option to facilitate the collection efforts should repossession become necessary, for which we would incur a cost if we did it ourselves. Historically, losses on these types of loans have been less than 2% and First Fed experienced a loss rate of 1.18% and 0.36%, respectively, for each of the years ended December 31, 2025 and 2024.

We have also purchased auto loans through a partnership with First Help Financial, a loan originator that operates in selected states, underwriting and funding loans to "superior subprime" customers who have a demonstrated capacity to pay and have limited or no blemishes on their credit report, but have limited credit experience. At December 31, 2025, $8.5 million of First Help auto loans was included in consumer loans. Loans in the First Help Auto Loan Purchase Program typically range from $10,000 to $75,000 with terms that range from 72 to 84 months. We received loan pools with complete packages that we underwrote to determine whether to purchase or pass on the loans submitted. The seller retains the servicing on these loans, including collection activities as well as the rehab and marketing related to the sale of any collateral that was repossessed or foreclosed upon.

We purchase manufactured home loans through a partnership with Triad Financial Services, a loan originator that underwrites and funds these loans. At December 31, 2025, $132.3 million of manufactured home loans was included in consumer loans. These loans range from $18,000 to $425,000 with terms that range from 84 to 360 months. Loans are submitted on a weekly flow basis or as one-off pools. All loans are considered "full document" and complete packages are reviewed to determine if the loan will be purchased or not. The seller retains the servicing on these loans which includes the collection activities as well as the rehab and marketing related to the sale of any collateral that was repossessed or foreclosed upon. The collateral for these loans is generally personal property; however, loans where the title to the manufactured home has been permanently attached to a land parcel also include real estate collateral. The program has a credit enhancement in the form of a reserve account that can be used to protect the bank from charge offs and prepayments. The reserve account, which is held in a limited-access controlled deposit account at First Fed, represented 5.4% of related loan balances at year end. The funding of the reserve account will vary depending on the pricing options selected during the acquisition of the loans. First Fed had five loans placed into repossession inventory in 2025 and three in 2024 for a variety of reasons. The Bank was made whole through the credit enhancement reserve for all loans placed into repossession inventory.

Prior to September 2023, we purchased unsecured consumer loans through a partnership with Splash Financial who underwrote and funded these loans. We received individual loan packages that we underwrote to determine whether to purchase or pass on. The seller retained the servicing on these loans. At December 31, 2025, $1.2 million of purchased unsecured loans was included in consumer loans. Loans purchased between June 2022 and March 2023 ranged from $1,000 to $35,000 with terms that ranged from 36 to 60 months. Of the $11.1 million in loans purchased under the original program participation criteria, First Fed has experienced losses totaling $5.0 million. The originator paid First Fed $950,000 as a partial reimbursement of program losses incurred during 2023. Changes were made to the program participation criteria in April 2023 to reduce future losses, including a decrease in the maximum loan amount from $35,000 to $20,000 and an increase to the minimum FICO score. Splash also agreed to cover first payment defaults over 1.75% and the servicing fee charged to the Bank on new loans was reduced. The Bank purchased $3.7 million of loans after the change in criteria was made and has experienced losses totaling $778,000 related to this group of loans. Purchases of Splash loans were suspended in August 2023.

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

Commercial Business Lending. As of December 31, 2025, commercial business loans totaled $130.3 million, or 8.0% of our loan portfolio.

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

We purchase unsecured commercial loans to small businesses and professionals through a partnership with Bankers Healthcare Group, who underwrites and funds these loans. At December 31, 2025, $21.6 million of purchased loans were included in commercial business loans. These loans range from $24,000 to $530,000 with terms ranging from 60 to 144 months. We purchase individual loans on a flow basis that we underwrite to determine whether they fit our credit criteria. The seller retains the servicing on these loans. A reserve account, which is held in a limited-access controlled deposit account at First Fed, equal to approximately 3% of the unpaid balance serves as a credit enhancement to help protect against charge offs and prepaid loans. The loan originator has experienced a loss rate of 2.9% on the total portfolio of loans in this program. First Fed has not experienced any losses on these loans to-date.

First Fed periodically provides funding to Northpointe Bank through participation in their Northpointe Bank Mortgage Purchase Program ("Northpointe MPP"). At December 31, 2025, a participation balance of $18.9 million was included in commercial business loans. The Northpointe MPP provides short-term advances to well-qualified mortgage companies throughout the U.S. These advances provide gap financing for the period between when a loan funds and when it is purchased by the end investor. This typically ranges from 15 to 25 days. Under the Northpointe MPP, each advance is secured by individual mortgages funded by participating community bank partners, including First Fed. Once the loan is purchased by the end investor, funds are sent directly to Northpointe Bank who, in turn, disburses it out to the partner banks on a pro rata basis. Only prime, first lien residential mortgage products which are agency eligible (such as Fannie Mae, Freddie Mac, or the Department of Veterans Affairs) are included in the program. Northpointe Bank underwrites all the loans entering into the program to ensure conformity with program and investor requirements. The Bank's participation level in this program fluctuates, with a maximum daily limit of $20.0 million at December 31, 2025. The daily limit is periodically evaluated and adjusted to align with strategic goals.

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

Lending Authority. Through its current policy, the Board delegates lending authority to the Bank’s management and staff and to the Senior Loan Committee ("SLC"). Overdrafts require one signature. The Chief Banking Officer ("CBO") and the Chief Operating Officer ("COO") have the authority to approve overdrafts up to $100,000; the Chief Credit Officer ("CCO"), Chief Financial Officer ("CFO"), and Chief Executive Officer ("CEO") have the authority to approve overdrafts up to $250,000; and certain other staff and management have authority to approve overdrafts ranging from $5,000 to $50,000.

Mortgage loan underwriters have approval authority ranging from $250,000 for Junior Underwriters up to $850,000 for Senior Underwriters. The Director of Mortgage and Consumer Credit has approval authority of $2.0 million, and the CCO has approval authority of $3.0 million. Mortgage loans over $3.0 million are approved by the SLC.

For commercial loans, the CCO has approval authority of $10.0 million based on aggregate credit exposure, and other personnel have approval authority ranging from $500,000 to $4.0 million. Commercial loan relationships over $10.0 million are approved by the SLC.

The Director of Mortgage and Consumer Credit has approval authority for consumer loans up to $1.0 million and certain roles have authority ranging from $150,000 to $500,000. Additionally, we have assigned authority to approve indirect auto loans and wholesale partnerships meeting our underwriting and pricing criteria to our third-party service providers.

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

Washington law imposes loans to one borrower restrictions limiting total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus, resulting in a legal limit of $43.2 million at December 31, 2025. First Fed, however, restricts its loans to one borrower to no more than 75% of the Bank's lending limit, unless specifically approved by the SLC as an exception to policy. The Bank's lending limit is adjusted quarterly and was $40.5 million at December 31, 2025. The following table provides a summary of our five largest relationships at December 31, 2025.

Total Commitment	Number of Loans in Relationship	Primary Collateral Type
(dollars in thousands)
$19,846	10	Multi-family Real Estate
19,063	2	Multi-family Real Estate
17,210	3	Commercial Construction
16,340	2	Multi-family Real Estate
16,308	3	Multi-family Real Estate

Loan Originations, Servicing, Purchases and Sales. We originate mortgage, consumer, multi-family and commercial real estate, and commercial business loans for our portfolio utilizing fixed- and adjustable-rate loan terms. During the years ended December 31, 2025 and 2024, our total loan originations were $213.1 million and $232.4 million, respectively.

We purchase whole and participation loans on a servicing retained or released basis. During the years ended December 31, 2025 and 2024, we purchased $77.9 million and $88.9 million of loans, respectively. During the last year, the majority of purchases consisted of auto loans purchased through our partnership with an originator specializing in classic and collector vehicles, manufactured home loans purchased through our partnership with an originator specializing in that type of lending, and unsecured commercial business loans to borrowers primarily in the healthcare industry. A secondary source of purchased loans has been commercial real estate loans and participations, whereby we receive a portion of a loan originated by another lender who retains the servicing and customer relationship and may, depending on the terms of the agreement, retain a portion of the interest as a servicing fee. Purchased loans, loan pools, and participations are underwritten by our credit administration department and approved by the appropriate loan committee(s) prior to purchase, according to our lending authority guidelines. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized over the remaining contractual life of the loan. We had $22.1 million and $20.4 million of net premiums paid on purchased loans at December 31, 2025 and 2024.

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

We also sell residential first mortgage loans in the secondary market. The Bank has historically focused on originating fixed-rate residential mortgages, which we may sell to the secondary market to manage our interest rate risk and improve noninterest income. During the years ended December 31, 2025 and 2024, we sold $24.6 million and $22.5 million of residential mortgage loans, respectively. Our secondary market relationship for residential loans is with Freddie Mac and other select third-party investors, which provides us with greater flexibility in choosing the best pricing, whether we are selling on a servicing retained or released basis.

At December 31, 2025, we were servicing $301.6 million of loans which we originated and subsequently sold the principal to others. We earned servicing income on these loans of $705,000, and $736,000 for the years ended December 31, 2025 and 2024, respectively. Servicing rights for these loans had a fair value of $3.0 million at December 31, 2025. See Note 7 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

In general, loans are sold on a non-recourse basis to third-party purchasers, subject to a provision for repurchase in the event of a breach of representation, warranty or covenant made at the time of sale. During fiscal 2008, we sold loans with "life of the loan" recourse provisions to Freddie Mac, and beginning in May 2013, Freddie Mac has required loans guaranteed by the United States Department of Agriculture to be sold with "life of the loan" recourse provisions as well. These recourse provisions require us to repurchase the loan upon default. The balance of loans serviced for others with life of the loan recourse provisions was $1.2 million at December 31, 2025. There were no loans repurchased during the years ended December 31, 2025 and 2024.

We may solicit one or more financial institutions to take a portion of a commercial real estate loan to manage risk, concentrations, or to generate income through gain on sale or servicing fees. In that case, a participation agreement outlines the indirect relationship between the Bank and the participant regarding borrower access, loan servicing, loan documentation, and other matters. The participant's involvement is typically limited, and the participation interest is generally sold without recourse. We typically retain an ownership interest in the loan as well as the loan servicing rights to maintain our direct relationship with the borrower and better manage our credit risk. During the year ended December 31, 2025, we sold one commercial business loan and one commercial construction loan. We also participated out 58% of another construction loan, retaining the servicing. No commercial real estate loans were sold or participated during the year ended December 31, 2024.

We partner with the Small Business Administration ("SBA") to originate loans through their 7(a) and 504 programs. SBA 7(a) loans generally carry a government guarantee ranging from 75%-90% of the loan balance. The Bank's intent is to sell the guaranteed portion and hold the remaining unguaranteed portion of the note. The Bank retains the servicing on these loans. We originated SBA loans totaling $349,000 but did not participate out any of the balances during the year ended December 31, 2025. We originated SBA loans totaling $4.8 million and sold $3.0 million of SBA participations during the year ended December 31, 2024.

Gains, losses and transfer fees on sales of one-to-four family and commercial real estate loans are recognized at the time of the sale. Our net gain on sale of residential real estate, commercial real estate, and SBA loans was $112,000 and $312,000 for the years ended December 31, 2025 and 2024, respectively.

The following table shows total loans originated, purchased, sold, repaid and other changes for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Originations by type:
Fixed-rate:
One-to-four family	$25,950	$21,873
Commercial real estate	2,054	3,257
Construction and land	829	657
Home equity	6,690	6,670
Auto and other consumer	367	491
Commercial business	5,978	8,275
Total fixed-rate	41,868	41,223
Adjustable-rate:
One-to-four family	6,407	2,097
Multi-family	2,638	13,598
Commercial real estate	51,253	31,386
Construction and land	56,721	64,253
Home equity	34,641	30,964
Auto and other consumer	813	567
Commercial business	18,722	48,258
Total adjustable-rate	171,195	191,123
Total loans originated	213,063	232,346

Purchases by type:
One-to-four family	550	—
Multi-family	46	107
Commercial real estate	53	—
Commercial business	2,327	9,623
Auto	62,442	49,826
Manufactured homes	12,440	29,294
Total loans purchased	77,858	88,850
Sales and Repayments:
One-to-four family sold	24,575	22,478
Multi-family sold	—	—
Commercial business sold	6,480	—
Total loans sold	31,055	22,478
Total principal repayments, charge-offs and transfers to real estate owned and repossessed assets	329,939	267,290
Total reductions	360,994	289,768
Net loan activity	$(70,073)	$31,428

Loan Origination and Other Fees. Loan origination fees paid by borrowers generally are based on a percentage of the principal amount of the loan. Accounting standards require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income or expense at the time of prepayment or sale. Net deferred loan fees included in net loans receivable on the balance sheet totaled $551,000 and $1.3 million at December 31, 2025 and 2024, respectively. In addition to deferred loan fees, we receive other fee income on loan commitments, late payments and miscellaneous services.

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

The following table shows our delinquent loans by type of loan and number of days delinquent as of December 31, 2025.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
(dollars in thousands)	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
Real estate loans:
One-to-four family	3	$1,288	0.3%	2	$523	0.1%	5	$1,811	0.5%
Construction and land	—	—	—	3	5,146	8.4	3	5,146	8.4
Total real estate loans	3	1,288	0.1	5	5,669	0.5	8	6,957	0.6
Consumer loans:
Home equity	—	—	—	1	53	0.1	1	53	0.1
Auto and other consumer	18	528	0.2	11	1,062	0.4	29	1,590	0.6
Total consumer loans	18	528	0.1	12	1,115	0.3	30	1,643	0.4
Commercial business loans	1	2,686	2.1	9	270	0.2	10	2,956	2.3
Total delinquent loans	22	$4,502	0.3%	26	$7,054	0.4%	48	$11,556	0.7%

Nonperforming Assets. Nonperforming assets include nonperforming loans, real estate owned, and other repossessed assets. Also presented below are totals, regardless of accrual status, for modified loans to troubled borrowers ("MLTB"). Nonperforming assets as a percentage of total assets were 1.1% and 1.4% at December 31, 2025 and 2024, respectively. At each of the dates indicated in the following table, there were no loans delinquent more than 90 days that were accruing interest.

The decrease in nonperforming loans during 2025 was primarily due to payments received followed by the sale of the $8.1 million commercial construction project placed on nonaccrual status in 2024. Other decreases from payment and charge-off activity were offset by loans that transitioned into nonaccrual status during 2025. The increase in nonperforming loans during 2024 primarily resulted from an $8.1 million commercial construction project which the Bank believes does not represent significant exposure to loss based on a recent third-party appraisal. The loan was placed on nonaccrual status and downgraded to a classified loan status, in line with applicable Bank policy.

The following table summarizes our nonperforming assets at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans:
One-to-four family	$2,272	$1,477
Commercial real estate	9,745	5,598
Construction and land	5,146	19,544
Total real estate loans	17,163	26,619
Home equity	53	55
Auto and other consumer	1,086	700
Total consumer loans	1,139	755
Commercial business loans	4,293	3,141
Total nonaccrual loans	22,595	30,515

Real estate owned:
Construction and land	1,380	—

Total nonperforming assets	$23,975	$30,515

MLTB loans:
Multi-family	$4,531	$—
Commercial real estate	9,741	6,402
Commercial business	7	111
Total restructured loans	$14,279	$6,513

Nonaccrual loans as a percentage of total loans	1.4%	1.8%
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$9,748	$111

For the years ended December 31, 2025 and 2024, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $4.3 million and $2 million, respectively. The amount that was included in interest income on a cash basis on nonaccrual loans was $132,000 and $201,000 for the years ended December 31, 2025 and 2024, respectively.

Other Loans of Concern. In addition to nonperforming assets set forth in the table above, as of December 31, 2025, there were 45 loans totaling $29.9 million that continue to accrue interest but for which management has concerns about the ability of these borrowers to comply with loan repayment terms. These loans are classified as special mention or substandard.

Real Estate Owned and Repossessed Property. Real property we acquire through collection and foreclosure efforts is classified as real estate owned. These properties are recorded at the lower of cost, which is the unpaid principal balance of the related loan, or the fair market value of the property less selling costs. Real estate owned properties are generally listed with a real estate broker, included in the multiple listing service, and actively marketed. Other repossessed property, including automobiles, is also recorded at the lower of cost or fair market value less selling costs. As of December 31, 2025, we had $1.4 million of repossessed real property owned and no personal property.

Restructured Loans. According to U.S. Generally Accepted Accounting Principles ("GAAP"), we are required to account for certain loan modifications or restructurings as a MLTB. In general, the modification or restructuring of a debt is considered a MLTB if we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower under more favorable terms and conditions than we would grant to an ordinary bank customer under the normal course of business.

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

At December 31, 2025, we had three loans with an aggregate amortized cost of $8.0 million that were identified as MLTB loans restructured during the year ended December 31, 2025. Only one of the three modified loans was performing in accordance with its revised terms and was accruing interest at year end. No reserve was included in the allowance for credit losses on loans at December 31, 2025, for the two nonperforming, individually evaluated MLTB loans as the estimated value of the collateral fully covered the recorded loan balances. Nonaccrual MLTB loans are classified as substandard while accruing MLTB loans may be classified at any level in our loan grading system depending upon verified repayment sources, collateral values and repayment history.

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

We review, at least quarterly, the problem assets in our portfolio to determine whether any assets require reclassification. Based on our review, as of December 31, 2025 and 2024, we had classified loans of $35.3 million and $42.5 million, respectively. We had no other classified assets at these dates. Over 77% of the classified loan balance at December 31, 2025, was comprised of the following relationships: a $12.5 million commercial real estate loan relationship, which became classified in the fourth quarter of 2025; a $6.3 million commercial real estate loan relationship, which became classified in the third quarter of 2024; a $5.1 million construction loan relationship, which became a classified loan in the fourth quarter of 2022; and a $3.4 million commercial real estate loan relationship, which became classified in the second quarter of 2025. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in the third largest of these four collateral-dependent relationships. In addition to the classified loans, we had $21.6 million and $11.1 million of special mention loans at December 31, 2025 and 2024, respectively.

Classified loans, consisting solely of substandard loans, were as follows at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Real estate loans:
One-to-four family	$2,306	$1,515
Commercial real estate	22,275	11,999
Construction and land	5,146	19,544
Total real estate loans	29,727	33,058
Consumer loans:
Home equity	103	99
Auto and other consumer	1,086	700
Total consumer loans	1,189	799
Commercial business loans	4,389	8,686
Total classified loans	$35,305	$42,543

The following table shows at December 31, 2025, the geographic distribution of our classified loans in dollar amounts and percentages.

	North Olympic Peninsula (1)		Puget Sound Region (2)		Other Washington		Total in Washington State		All Other States		Total
(dollars in thousands)	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate loans:
One-to-four family	$649	0.5%	$287	0.1%	$—	—%	$936	0.3%	$1,370	11.4%	$2,306	0.6%
Commercial real estate	5	—	22,270	7.8	—	—	22,275	5.6	—	—	22,275	5.5
Construction and land	7	0.1	5,139	11.1	—	—	5,146	8.8	—	—	5,146	8.4
Total real estate loans	661	0.3	27,696	3.4	—	—	28,357	2.6	1,370	6.2	29,727	2.6
Consumer loans:
Home equity	103	0.2	—	—	—	—	103	0.1	—	—	103	0.1
Auto and other consumer	25	0.8	—	—	—	—	25	0.2	1,061	0.4	1,086	0.4
Total consumer loans	128	0.3	—	—	—	—	128	0.1	1,061	0.4	1,189	0.3
Commercial business loans	250	1.0	943	2.2	2,686	44.7	3,879	5.4	510	0.9	4,389	3.4

Total classified loans	$1,039	0.4%	$28,639	3.2%	$2,686	2.7%	$32,364	2.5%	$2,941	0.8%	$35,305	2.2%

(1) Includes Clallam and Jefferson counties.

(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

Allowance for Credit Losses on Loans. The allowance for credit losses on loans was $17.0 million, or 1.04% of total loans, at December 31, 2025, compared to $20.5 million, or 1.21%, at December 31, 2024. On January 1, 2023, the Company adopted ASU 2016-13 and recorded an increase to the allowance for credit losses on loans ("ACLL") of $2.2 million, an increase to the allowance for credit losses on unfunded commitments ("ACLUC") of $1.5 million, and a $3.0 million after-tax decrease to beginning retained earnings. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Bank records the changes in the ACLL through earnings, as a provision for credit losses on the Consolidated Statements of Operations. Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with our loan policy. Our accounting policies are discussed in detail in Notes 1 and 4 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The following table summarizes the distribution of our allowance for credit losses on loans at the dates indicated.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at End of Period Applicable to:
One-to-four family	$3,789	23.1%	$4,757	23.3%
Multi-family	2,458	17.7	2,493	19.6
Commercial real estate	3,405	24.8	2,410	23.0
Construction and land	661	3.8	576	4.6
Home equity	1,329	5.2	1,322	4.7
Auto and other consumer	1,956	17.4	2,687	15.9
Commercial business	3,389	8.0	6,204	8.9
Total allowance	$16,987	100.0%	$20,449	100.0%

The following table sets forth an analysis of our allowance for credit losses on loans:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Allowance at beginning of period	$20,449	$17,510
Charge-offs:
Commercial real estate	(6,571)	—
Construction and land	(1,884)	(4,389)
Auto and other consumer	(745)	(2,494)
Commercial business	(6,305)	(7,296)
Total charge-offs	(15,505)	(14,179)
Recoveries:
One-to-four family	—	44
Commercial real estate	32	2
Construction and land	5	—
Auto and other consumer	198	320
Commercial business	4,488	36
Total recoveries	4,723	402

Net (charge-offs) recoveries	(10,782)	(13,777)
Provision for credit losses on loans	7,320	16,716
Balance at end of period	$16,987	$20,449

Summary of key ratios regarding allowance activity and coverage
Net (charge-offs) recoveries as a percentage of average loans:
Total loans	(0.7)%	(0.8)%
One-to-four family	—	—
Commercial real estate	(1.7)	—
Construction and land	(2.8)	(4.1)
Auto and other consumer	(0.2)	(1.6)
Commercial business	(1.5)	(2.6)
Net (charge-offs) recoveries as a percentage of average nonperforming assets	(39.6)	(56.1)
Allowance as a percentage of nonperforming loans	75.2	67.0
Allowance as a percentage of total loans	1.04	1.21
Average loans receivable, net of ACLL	$1,629,888	$1,686,972
Average total loans receivable	$1,648,305	$1,705,878

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

The general objective of our investment portfolio is to provide liquidity, generate earnings, and manage risk. These risks include credit, reinvestment, liquidity and interest rate risks.

Securities. Total investment securities decreased $70.0 million, or 20.6%, to $270.3 million at December 31, 2025, from $340.3 million at December 31, 2024, as a result of maturities and early redemptions totaling $65.8 million and $20.1 million of principal payments received. These reductions were partially offset by an increase in the portfolio market value of $10.4 million, which was mainly driven by changes in long-term interest rates.

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

As a member of the FHLB, we had an average balance of $12.7 million in stock of the FHLB for the twelve months ended December 31, 2025. We received $1.2 million and $1.2 million in dividends from the FHLB during the years ended December 31, 2025 and 2024, respectively.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2025, our securities portfolio contained securities issued by the United States Government and its agencies which had an aggregate book value in excess of 10% of our equity capital.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Municipal bonds	$92,148	$80,252	$93,212	$77,876
U.S. government agency issued asset-backed securities (ABS agency)	11,927	11,943	12,944	12,876
Corporate issued asset-backed securities (ABS corporate)	7,963	7,961	16,065	16,122
Corporate issued debt securities (Corporate debt)	39,772	38,801	58,106	54,491
U.S. Small Business Administration securities (SBA)	6,293	6,293	8,664	8,666
Mortgage-backed:
U.S. government agency issued mortgage-backed securities (MBS agency)	101,618	91,656	111,372	98,697
Non-agency issued mortgage-backed securities (MBS non-agency)	36,128	33,404	75,902	71,616
Total available for sale	295,849	270,310	376,265	340,344

FHLB stock	13,105	13,105	14,435	14,435

Total securities	$308,954	$283,415	$390,700	$354,779

Maturity of Securities. The composition and contractual maturities of our investment portfolio at December 31, 2025, excluding FHLB stock, are indicated in the following table. The yields on municipal bonds have not been computed on a tax equivalent basis.

	December 31, 2025
	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
Securities available for sale:
Municipal bonds	$—	—%	$3,048	2.21%	$26,314	2.55%	$62,786	2.41%	$92,148	2.44%	$80,252
ABS agency	—	—	—	—	—	—	11,927	5.27	11,927	5.27	11,943
ABS corporate	—	—	—	—	—	—	7,963	6.13	7,963	6.13	7,961
Corporate debt	1,000	6.00	21,034	6.13	16,738	5.33	1,000	4.13	39,772	5.74	38,801
SBA	—	—	—	—	2,304	5.44	3,989	4.83	6,293	5.05	6,293
Mortgage-backed:
MBS agency	—	—	3,147	3.81	7,215	3.46	91,256	4.01	101,618	3.97	91,656
MBS non-agency	4,602	7.30	3,765	6.27	—	—	27,761	2.97	36,128	3.86	33,404
Total securities available for sale	$5,602	7.06%	$30,994	5.53%	$52,571	3.69%	$206,682	3.56%	$295,849	3.85%	$270,310

At December 31, 2025, of the 167 investment securities held, there were 135 investment securities with $26.2 million of unrealized losses and a fair value of approximately $209.3 million. At December 31, 2024, of the 191 investment securities held, there were 166 investment securities with $36.2 million of unrealized losses and a fair value of approximately $283.9 million. Management believes that the unrealized losses on our investment securities relate principally to the general changes in interest rates, market liquidity and demand, and market volatility that have occurred since the initial purchase, and that such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes it is not likely it will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at December 31, 2025 and 2024.

Subsequent to year end, the Company became aware that its $2.0 million investment in subordinated debt may be approaching payment default. The issuer has requested a loan modification in advance of the interest payment due on March 15, 2026. If a modification agreement is not reached, there is a strong likelihood that the issuer will not be able to meet the scheduled interest payment due no later than March 25, 2026, including the 10-day grace period, which would place the subordinated debt in default. Management is actively monitoring the situation. Management is also assessing the likelihood and timing of recovery, including possible legal actions. No adjustments have been made to the December 31, 2025, investment securities data provided above as this event occurred after the balance sheet date.

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

We also utilize wholesale deposits, including brokered deposits and listing service deposits, to augment customer deposit balances. At December 31, 2025, all of our brokered deposits were certificates. Balances at each of the periods presented reflect direct offerings issued by the Bank through contracts with third-party brokers. The Bank utilizes services provided to the Depository Trust and Clearing Corporation to disburse interest and principal payments on direct offerings. We also maintain a relationship with IntraFi that allows the Bank to participate in their certificate of deposit account registry service ("CDARS"), which pools large deposits placed with CDARS by financial institution customers and distributes the balances across the network of participants. The Bank also participates in IntraFi's Insured Cash Sweep ("ICS") program which pools and distributes transaction and savings account balances.

Deposit Activity. The following table sets forth activity in our total deposit balance for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$1,688,026	$1,676,892
Net deposits	(125,945)	(31,293)
Interest credited	37,020	42,427
Ending balance	$1,599,101	$1,688,026

Net (decrease) increase	$(88,925)	$11,134

Percent (decrease) increase	(5.3)%	0.7%

Types of Deposits. The following table sets forth the dollar amount of deposits in the various types of deposits programs we offered at the dates indicated.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Transactions and Savings Deposits:
Noninterest-bearing transaction	$245,760	15.4%	$256,416	15.2%
Interest-bearing transaction	143,166	9.0	164,891	9.8
Money market accounts	451,143	28.2	413,822	24.5
Savings accounts	239,258	15.0	205,055	12.1
Total transaction and savings deposits	1,079,327	67.6	1,040,184	61.6

Certificates: (1)
0.00 – 0.99%	3,522	0.2	13,720	0.8
1.00 – 1.99%	7,139	0.4	9,607	0.6
2.00 – 2.99%	61,694	3.9	6,950	0.4
3.00 – 3.99%	326,946	20.4	108,921	6.5
4.00 – 4.99%	120,473	7.5	403,891	23.9
5.00 – 5.99%	—	—	104,753	6.2
Total certificates	519,774	32.4	647,842	38.4

Total deposits	$1,599,101	100.0%	$1,688,026	100.0%

(1) Brokered certificates of deposit included in certificates	$86,510		$182,914

Deposit Maturities. The following table sets forth the rate and maturity information of our time deposit certificates at December 31, 2025.

	Rate
(dollars in thousands)	0.00 - 0.99%	1.00 - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	Total	Percent of Total
Certificate accounts maturing in quarter ending:
March 31, 2026	$1,172	$78	$20,703	$53,764	$47,801	$123,518	23.8%
June 30, 2026	344	336	13,211	33,882	50,911	98,684	19.0
September 30, 2026	665	288	12,721	85,419	8,807	107,900	20.8
December 31, 2026	108	2,484	7,614	107,949	2,562	120,717	23.2
March 31, 2027	588	81	3,906	26,375	2,492	33,442	6.4
June 30, 2027	40	541	894	519	2,297	4,291	0.8
September 30, 2027	—	245	421	14,802	—	15,468	3.0
December 31, 2027	—	144	253	387	5,603	6,387	1.2
March 31, 2028	605	627	605	197	—	2,034	0.4
June 30, 2028	—	509	53	825	—	1,387	0.3
September 30, 2028	—	795	55	85	—	935	0.2
December 31, 2028	—	312	85	730	—	1,127	0.2
Thereafter	—	699	1,173	2,012	—	3,884	0.7
Total certificates	$3,522	$7,139	$61,694	$326,946	$120,473	$519,774	100.0%
Percent of total	0.7%	1.4%	11.9%	62.8%	23.2%	100.0%

Deposit Balances in Excess of the FDIC Insured Limit. The FDIC insures up to $250,000 per depositor for each account ownership category for which the depositor qualifies. Depositors may qualify for coverage over the limit if they have funds in multiple ownership categories and all FDIC requirements are met. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The Company has an estimated $371.3 million and $390.5 million, or 23.2% and 23.1%, of total deposit balances were uninsured at December 31, 2025 and 2024, respectively.

The following table sets forth the portion of our certificate accounts that were in excess of the FDIC insurance limit by time remaining until maturity as of December 31, 2025.

(dollars in thousands)
3 months or less	$28,255
Over 3 through 6 months	13,594
Over 6 through 12 months	38,931
Over 12 months	14,641
Total	$95,421

The Federal Reserve may require First Fed to maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or noninterest-bearing deposits with the Federal Reserve Bank of San Francisco. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a commercial bank. As of December 31, 2025, our deposit with the Federal Reserve Bank of San Francisco and vault cash exceeded our reserve requirements.

Borrowings. We use advances from the FHLB, including short-term overnight, short-term advances with initial maturities of less than one year, and longer-term advances maturing in one year or more, to meet ongoing liquidity needs and to mitigate interest rate risk. As a member of the FHLB, we are authorized to apply for advances based on the value of certain pledged real estate loans. Advances are made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a committed credit facility with the FHLB, and at December 31, 2025, had pledged loan collateral to support a borrowing capacity of $525.1 million. In addition, the Bank had outstanding letters of credit from the FHLB to secure public deposits and the Bellevue, Washington branch lease liability. At December 31, 2025, outstanding advances from the FHLB totaled $260.0 million and the combined balance for the two letters of credit was $60.8 million, leaving a remaining borrowing capacity of $204.4 million.

First Fed maintains an established borrowing arrangement to use the Federal Reserve Board of San Francisco's ("FRB") discount window. At December 31, 2025, we had pledged securities with a carrying value of $18.0 million as collateral to support a borrowing capacity of $17.3 million. A borrowing test was performed in June 2025.

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

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a revolving line of credit. The agreement was modified in 2025 and the new terms allow a maximum extension of credit of $15.0 million. Borrowings under the arrangement with NexBank are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures on November 16, 2026. At December 31, 2025, the outstanding advance totaled $13.5 million, leaving a remaining borrowing capacity of $1.5 million.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at December 31, 2025. A borrowing test was performed in June 2025. This credit facility is authorized for use through December 2027.

The following tables set forth information regarding our borrowings at the end of and during the periods indicated. The tables include both long- and short-term borrowings.

	Year Ended December 31,
(dollars in thousands)	2025	2024
Maximum balance:
FHLB long-term advances	$170,000	$170,000
FHLB overnight borrowings	130,000	270,000
Line of credit	15,000	10,000
Subordinated debt, net	39,527	39,514

Average balances:
FHLB long-term advances	$167,083	$136,250
FHLB overnight borrowings	87,500	137,750
Line of credit	11,192	6,635
Subordinated debt, net	35,542	39,475

Weighted average interest rate:
FHLB long-term advances	3.86%	3.35%
FHLB overnight borrowings	4.18	5.38
Line of credit	8.07	9.41
Subordinated debt, net	3.99	4.00

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance outstanding at end of period:
FHLB long-term advances	$160,000	$160,000
FHLB overnight borrowings	100,000	130,000
Line of credit	13,500	6,500
Subordinated debt, net	34,643	39,514
Total borrowings	$308,143	$336,014

Weighted average interest rate at end of period:
FHLB long-term advances	4.03%	3.63%
FHLB overnight borrowings	4.00	4.64
Line of credit	7.25	8.00
Subordinated debt, net	4.10	3.99
Total borrowings	4.17	4.15

Subsidiary and Other Activities

In December 2019, the Company invested in Canapi Ventures as a limited partner to strategically invest in fintech-related businesses. The Company is dedicated to the discovery of, and investment in, those fintech-related companies that we expect may also contribute to the evolution of digital solutions applicable to the banking industry. This commitment to Canapi Ventures will be for up to ten years, with cash commitments totaling up to $3.0 million to be paid into the partnership through March 2026. As of December 31, 2025, $2.5 million had been contributed to this partnership. The recorded investment was $2.6 million at December 31, 2025.

In February 2021, First Fed invested in Makers Square Master Tenant, LLC as a limited partner in order to participate in an historic tax credit transaction. This entity meets the criteria for reporting under the equity method of accounting. The tax credit generated by the $2.2 million initial investment was utilized on the Company's 2021 federal income tax return. The Bank plans to exercise the put option when it becomes available in 2026.

In September 2021, the Company invested in BankTech Ventures, LP ("BankTech") as a limited partner to strategically invest in fintech-related businesses. The commitment to BankTech will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership through October 2026. As of December 31, 2025, $740,000 had been contributed to this partnership. The recorded investment was $708,000 at December 31, 2025.

In December 2021, the Company invested in JAM FINTOP Frontier Fund, LP as a limited partner to strategically invest in fintech-related businesses. This commitment will be for up to ten years, with cash installments totaling up to $1.0 million to be paid into the partnership through April 2027. As of December 31, 2025, $555,000 had been contributed to this partnership. The recorded investment was $515,000 at December 31, 2025.

In February 2022, the Bank invested in a Small Business Investment Company through Canapi Ventures (SBIC Fund II). This commitment will be for up to ten years with two possible one-year extensions, with cash installments totaling up to $2.0 million to be paid into the company over the commitment period, beginning in 2022. As of December 31, 2025, $925,000 has been contributed to this fund. The recorded investment was $777,000 at December 31, 2025.

In April 2022, First Northwest invested $3.0 million in Meriwether Group Capital Hero Fund LP, a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. A second $3.0 million investment was made in May 2022, bringing the Company's total investment in the Hero Fund to $6.0 million. In June 2024, First Northwest redeemed its investment in the Hero Fund and First Fed made a subsequent $6.0 million limited partnership investment in the same entity. The recorded investment was $6.0 million at December 31, 2025. Subsequent to year end, the Bank signed a redemption agreement which sets forth the path to unwind its investment in the Hero Fund through capital distributions beginning in April 2026.

Also in April 2022, First Northwest made an initial investment for a 5% interest in Meriwether Group Capital, LLC, which provides financial advice for borrowers and capital for the Hero Fund. In October 2022, the Company completed an additional purchase and holds a 25% equity interest in MWGC valued at $150,000 at December 31, 2025. The recorded investment in MWGC was $150,000 at December 31, 2025. Subsequent to year end, the Company redeemed its interest in MWGC at par.

In June 2022, First Northwest made an initial investment for a 5% interest in The Meriwether Group, LLC, a boutique investment bank focusing on providing entrepreneurs with resources to help them succeed, including equity and debt raising services along with strategic positioning of business throughout the U.S. In September 2022, the Company completed an additional purchase and holds a 33% interest in MWG valued at $2.8 million at December 31, 2025. First Northwest issued 115,777 shares of stock with a value of $1.9 million to the existing partners in MWG as consideration in the acquisition transaction. MWG also holds a 20% interest in MWGC. The recorded investment in MWG was $3.0 million at December 31, 2025.

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

Competition for deposits is primarily from other banks, credit unions, mutual funds, and other alternative investment vehicles such as securities firms, insurance companies, etc., which may be offered locally or via the internet. We expect continued competition from such financial institutions and investment vehicles in the foreseeable future, including competition from digital banking competitors, challenger banks, and "Fintech" companies that rely on technology to provide financial services. We compete for these deposits by offering excellent service and a variety of deposit accounts at competitive rates and through our branch network. We also compete for deposits by offering a variety of financial services, including online and mobile banking capabilities. Based on the most recent branch data provided by the FDIC, as of June 30, 2025, First Fed’s share of bank, savings bank and savings and loan association deposits in Clallam and Jefferson counties was 41.2% and 22.5%, respectively, and was less than 4% in Whatcom, Kitsap and King counties.

Human Capital Resources

At December 31, 2025, we had 242 full-time equivalent team members. At that date, the average tenure of all our full-time team members was approximately 5.6 years while the average tenure of our executive officers was approximately 2.9 years. Our team members are not represented by any collective bargaining group.

Our Board guides the implementation of our corporate mission, vision, and values as an important element of risk oversight. Our Board holds senior management accountable for embodying, maintaining, and communicating our culture to team members. In that regard, our corporate mission, vision, and values are designed to promote commitment to making the lives of all those around us better and to uphold that principle in everything we do. That commitment has been a pillar in our approach to our team members and the communities we have proudly served for over 100 years. Our culture is designed to adhere to the timeless values of optimism, respect, initiative, growth, and ownership. In keeping with that culture, we strive to be a force for good in everyday life and expect our team members to treat each other and our customers with the highest level of care and respect, going out of their way to do the right thing.

We dedicate resources to promote a safe and inclusive workplace; attract, develop, and retain a diverse group of talented team members; promote a culture of integrity, caring, and excellence; and reward and recognize team members for both the results they deliver and, just as importantly, how they deliver them. We also seek to design fulfilling careers, with competitive compensation and benefits combined with a positive work-life balance. We dedicate resources to fostering professional and personal growth with continuing education, on-the-job training, and development programs.

Our team members are the cornerstone of our success as an organization. We are committed to attracting, retaining, and promoting highly qualified individuals from a wide array of backgrounds. We believe employing a talented and inclusive workforce enhances our ability to serve our customers and our communities. In 2025, we formed the First Fed Next Committee to act as a governing body for our cultural initiatives and to promote team member engagement.

We seek to better understand the financial needs of our prospective and current customers by promoting and fostering a workforce that reflects the communities we serve, along with providing relevant financial service products. As we move forward, we will continue to grow in a manner consistent with our company vision: to create well-being and prosperity for our team members, customers and communities.

Information About Our Executive Officers

The following is a description of the principal occupation and employment of the executive officers of the Company and the Bank as of December 31, 2025. As previously disclosed in a Current Report on Form 8‑K filed on January 8, 2026, Geri Bullard resigned from her position as Chief Operating Officer, effective February 4, 2026. Accordingly, she is not included in the executive officer information presented below.

Curt Queyrouze, age 64, is President and Chief Executive Officer ("CEO") of the Company and First Fed, a position he has held since September 2025. Mr. Queyrouze is a seasoned community bank leader with more than 40 years of financial services experience, including expertise in strategic planning, credit, risk management, and financial technology. Before joining First Northwest, Mr. Queyrouze served as President, Community Bank and Corporate Credit at Coastal Community Bank in Everett, Washington. from May 2022 to September 2025 Previously, he was President and Chief Executive Officer at TAB Bank in Ogden, Utah from January 2014 to May 2022. His career includes leadership roles at a variety of institutions including PNC, Hancock Whitney, National Bank of Canada, and community banks. He also served as Chief Operating Officer of a fintech company. Mr. Queyrouze currently serves on the board of the Cocoon House, supporting youth homelessness intervention, and the University of Washington's Global Banking Program at the Foster School of Business. He has also served on the board of directors of the Utah Bankers Association, The Youth Impact Center and the Utah AIDS Foundation and is active in many banking and fintech industry organizations. Mr. Queyrouze holds a degree in Accounting from Louisiana State University.

David B. Edelstein, age 56, is Executive Vice President and Chief Innovation Officer ("CIO"), a position he has held since March 2024. Prior to becoming CIO, from November 2018 to March 2024, Mr. Edelstein was the CEO of Level Technology, a financial technology company which provided financial services designed to empower very small businesses to thrive. This built on his career at the intersection of financial services and technology, as the Director of the Grameen Technology Center, a product leader at Microsoft and an engagement manager at McKinsey & Company. Mr. Edelstein holds a master’s degree in Economics and Public Policy from Princeton University and a bachelor’s degree from Colby College.

Kyle D. Henderson, age 41, is Executive Vice President and Chief Credit Officer ("CCO") of First Fed, a position he has held since July 2024. He joined First Fed in August 2023 as the Deputy Chief Credit Officer. Prior to joining First Fed, Mr. Henderson served as Executive Vice President for FirstBank where he held positions in credit administration, commercial and consumer lending, and retail banking. He served in this capacity from December 2007 to July 2023. He holds a bachelor's degree from the University of Oregon and is a graduate of the American Bankers Association’s Stonier School of Banking at the University of Pennsylvania. Mr. Henderson currently serves on the board of directors for Peninsula Behavioral Health and the Clallam County Economic Development Council, and is active with the Washington Bankers Association. He has previously served various roles with governmental, private and non-profit agencies that focus on economic development, workforce development, education, conservation and at-risk youth services.

Allison R. Mahaney, age 44, is Executive Vice President and Chief Legal Officer ("CLO") of First Fed and First Northwest, a position she has held since October 2025. She has also served as the Company’s Corporate Secretary since June 2020. Prior to becoming CLO, Ms. Mahaney served as General Counsel from January 2022 to October 2025 and as Assistant General Counsel from January 2020 to June 2022. Before joining First Fed, Ms. Mahaney operated a private law practice where she provided legal counsel to municipalities, nonprofits, businesses, and individuals across a range of matters. She holds a Juris Doctor degree from the Northwestern School of Law of Lewis & Clark College and a Master of Business Administration from the University of Washington.

Phyllis R. Nomura, age 56, is Executive Vice President and Chief Financial Officer ("CFO") of the Company and First Fed, a position she has held since March 2025. She joined First Fed in November 2024 as the Senior Director of Accounting and Finance. Prior to joining First Fed, she served as CFO of the YWCA Seattle King Snohomish, located in Seattle, from May 2023 to November 2024, and CFO of Kosmos Management, in Seattle, from August 2016 to November 2022. Ms. Nomura held other CFO positions prior to Kosmos Management at four financial institutions from May 2005 to January 2016. She began her career in public accounting and served as an Auditor and Senior Audit Manager at Deloitte from January 1994 to September 2001. Ms. Nomura currently is a board member and Treasurer of Learning Communities Foundation, which helps ensure educational success for children in the Puget Sound Region. Ms. Nomura holds a Bachelor of Business Administration degree from Grand Valley State University and is a licensed CPA.

Available Information

The Company provides an Investor Relations link on its website (www.ourfirstfed.com) to the Securities and Exchange Commission’s ("SEC") website (www.sec.gov) for purposes of providing copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements and amendments thereto. Other than an investor’s own internet access charges, these filings are available free of charge. The information contained on the Company's website as referenced in this Form 10-K should not be considered as part of this report.

Regulation and Supervision

First Northwest and First Fed are subject to federal, state, and local laws that may change from time to time. This section provides a general overview of the federal and state regulatory framework applicable to First Northwest and First Fed. The descriptions of laws and regulations included herein do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations.

These statutes and regulations, as well as related policies, continue to be subject to change by Congress, state legislatures, and federal and state regulators. Changes in statutes, regulations, or regulatory policies applicable to First Northwest and First Fed (including their interpretation or implementation) cannot be predicted and could have a material effect on First Northwest’s and First Fed’s business and operations. Numerous changes to the statutes, regulations, and regulatory policies applicable to First Northwest and First Fed have been made or proposed in recent years. Any such legislation or regulatory changes in the future by the FDIC, DFI, Federal Reserve or the CFPB could adversely affect our operations and financial condition.

Regulation of First Fed

General. First Fed, as a state-chartered commercial bank, is subject to applicable provisions of Washington law and to regulations and examinations of the DFI. It also is subject to examination and regulation by the FDIC, which insures the deposits of First Fed to the maximum extent permitted by law. During these state or federal regulatory examinations, the examiners may, among other things, require First Fed to provide for higher general or specific loan loss reserves, which can impact our capital and earnings. This regulation of First Fed is intended for the protection of depositors and the deposit insurance fund ("DIF") of the FDIC and not for the purpose of protecting the shareholder(s) of First Fed or First Northwest. First Fed is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to First Northwest. See "– Capital Requirements" and "– Dividends."

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

Insurance of Accounts and Regulation by the FDIC. The DIF of the FDIC insures deposit accounts in First Fed up to $250,000 per separately insured depositor for each account ownership category for which the depositor qualifies. As insurer, the FDIC imposes deposit insurance premiums. The FDIC is also authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions for which it is the primary federal regulator, and in certain other circumstances. Our deposit insurance premiums for the year ended December 31, 2025, were $1.7 million. No institution may pay a dividend to its parent holding company if it is in default on its federal deposit insurance assessment.

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

The FDIC has authority to increase assessment rates and most recently exercised that authority for the first quarterly assessment period of 2023. Increases to insurance assessments have an adverse effect on the operating expenses and results of operations of First Fed. The FDIC communicated that the new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent. Progressively lower assessment rates can be expected when the reserve ratio reaches two percent. Management cannot predict what assessment rates will be in the future.

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

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. At December 31, 2025, First Fed was categorized as "well capitalized." For additional information, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Capital Requirements. Federal regulations require insured depository institutions and bank holding companies (including financial holding companies) to meet several minimum capital standards. The minimum capital level requirements applicable to First Northwest and First Fed are: (i) a common equity Tier 1 ("CET1") capital to risk-based assets ratio of 4.5%; (ii) a Tier 1 capital to risk-based assets ratio of 6%; (iii) a total capital to risk-based assets ratio of 8%; and (iv) a leverage ratio of Tier 1 capital to total assets of 4%.

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

As of December 31, 2025, First Northwest and First Fed each met the minimum capital ratio requirements and exceeded the capital conservation buffer requirement. For additional information regarding First Northwest’s and First Fed’s required and actual capital levels at December 31, 2025, see Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Federal Home Loan Bank System. First Fed is a member of the FHLB of Des Moines. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. At December 31, 2025, First Fed had $260.0 million of outstanding advances from the FHLB of Des Moines. See Item 1, "Business – Deposit Activities and Other Sources of Funds – Borrowings."

Activities and Investments of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC insured, state-chartered banks to those that are permissible for national banks.

Dividends. Dividends from First Fed, which are subject to regulation and limitation, constitute a major source of funds for dividends paid by First Northwest to shareholders. As a general rule, regulatory authorities may prohibit banks and financial holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. For example, regulators have stated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice and that an institution should generally pay dividends only out of current operating earnings. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. According to Washington law, First Fed may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. Additionally, dividends on First Fed’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Fed without the approval of the Director of the DFI.

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

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. On July 16, 2025, these bank regulatory agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule, which has remained in effect. The Bank’s most recent performance evaluation was conducted using the CRA framework that existed prior to the October 2023 final rule.

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

Federal Reserve System. The Federal Reserve Board has historically required that all depository institutions maintain reserves on transaction accounts, primarily checking accounts. These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank. The Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, effectively eliminating the requirements. The Federal Reserve took that action due to a change in its approach to monetary policy; it has indicated that it has no plans to reimpose reserve requirements but could in the future if conditions warrant.

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

The Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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

Regulators are directed to consider a bank holding company’s and a bank’s effectiveness in combating money laundering when reviewing and ruling on applications under the Bank Holding Company Act of 1956, as amended ("BHCA") and the Bank Merger Act. First Northwest and First Fed have established comprehensive compliance programs designed to comply with the requirements of the BSA and Patriot Act.

Consumer Protection Laws and Regulations. The Dodd-Frank Act, among other things, established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. First Fed is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, it is generally subject to supervision and enforcement by the FDIC with respect to our compliance with federal consumer financial protection laws and CFPB regulations. First Fed is also subject to supervision and enforcement by the DFI with respect to applicable state consumer protection laws and regulations. The CFPB has issued and continues to issue numerous regulations under which we may incur additional expense in connection with our ongoing compliance obligations.

First Fed is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While the list set forth below is not exhaustive, some of these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the way financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations can subject First Fed to various penalties including, but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights. First Fed has established a comprehensive compliance system to promote compliance with applicable consumer protection laws and regulations.

Regulation and Supervision of First Northwest

General. First Northwest is a bank holding company registered with the Federal Reserve and the sole shareholder of First Fed. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the BHCA, and the regulations promulgated thereunder. This regulation and oversight is generally intended to ensure that First Northwest limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of First Fed. During 2022, First Northwest elected to be treated as a financial holding company (a type of bank holding company), allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities.

Under the BHCA, First Northwest is supervised by the Federal Reserve. As a bank holding company, First Northwest is required to file semi-annual and annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to require that a bank holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and/or for unsafe or unsound practices.

Source of Strength Doctrine. Under the Dodd-Frank Act and Federal Reserve policy, a bank holding company must serve as a source of financial and managerial strength to its subsidiary banks, and the Federal Reserve may expect a bank holding company to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity (including at times when a bank holding company may not be in a financial position to provide such resources or when it may not be in the bank holding company’s or its shareholders' best interests to do so) and to maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.

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

Regulatory Capital Requirements. As part of the review of applications under the BHCA and the supervision of bank holding companies, the Federal Reserve assesses the adequacy of a bank holding company's capital pursuant to the capital rules the Federal Reserve has adopted. These rules apply to bank holding companies with $3.0 billion or more in assets on a consolidated basis, or to bank holding companies with fewer assets but certain risky activities, or to bank-only companies. When applicable, the bank holding company capital adequacy and conservation buffer rules are the same as those imposed by the FDIC. For additional information, see the section above entitled "- Regulation of First Fed - Capital Requirements" and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Interstate Banking. The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"), permits a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state, subject to certain restrictions. The Interstate Act also generally permits national- and state-chartered banks to branch interstate through acquisitions of banks in other states, subject to certain restrictions.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic transactions are "reasonable and proportional" to the costs incurred by issuers for processing such transactions. Notably, the Federal Reserve's rules set a maximum permissible interchange fee, among other requirements. As of December 31, 2025, First Northwest and First Fed qualified for the small issuer exemption from the Federal Reserve’s interchange fee cap, which applies to any debit card issuer that has total consolidated assets of less than $10 billion as of the end of the previous calendar year. In October 2023, the Federal Reserve requested comments on a proposed rule that would lower the interchange fee cap that applies to debit card issuers with $10 billion or more in assets and establish a regular process for updating the cap every other year going forward. Future changes to the interchange fee cap could have a negative effect on the Bank’s fee revenue.

Restrictions on Dividends. First Northwest's ability to declare and pay dividends is subject to the Federal Reserve limits and Washington law, and may also depend on its ability to receive dividends from First Fed, as discussed above.

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

Under Washington corporate law, First Northwest generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities. These various laws and regulatory policies may affect First Northwest’s ability to pay dividends or otherwise engage in capital distributions.

Recent and Proposed Legislation. The economic and political environment of the past several years has led to a number of proposed legislative, governmental, and regulatory initiatives that may significantly impact the banking industry. Other regulatory initiatives by federal and state agencies may also significantly impact First Northwest's and First Fed’s business. First Northwest and First Fed cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on its operations, competitive situation, financial conditions, or results of operations.

Effects of Federal Government Monetary Policy. First Northwest’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. Through its open market operations in U.S. government securities, control of the discount rate applicable to borrowings, establishment of reserve requirements against certain deposits, and control of the interest rate applicable to excess reserve balances and reverse repurchase agreements, the Federal Reserve influences the availability and cost of money and credit and, ultimately, a range of economic variables including employment, output, and the prices of goods and services.

The Federal Reserve has reaffirmed that its strategy for monetary policy is focused on long-term goals and addressing continued concerns with inflation. The Federal Reserve increased the federal funds rate by 100 basis points in 2023. In September 2024, the Federal Reserve reversed the upward trend and began lowering the federal funds rate for a total decrease in 2024 of 100 basis points with an additional total decrease in 2025 of 75 basis points. Changes in monetary policy, including changes in the federal funds rate, can affect net interest income and margin, overall profitability, and shareholders' equity. The nature and impact of future changes in monetary policies and their impact on First Northwest and First Fed cannot be predicted with certainty.

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

Interagency rules require banks to notify their primary banking regulator within 36 hours of determining that a "computer-security incident" rising to the level of a "notification incident" has occurred. Among other types of computer-security incidents, a "notification incident" includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business.

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

Taxation

Federal Taxation

General. First Northwest and First Fed are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Northwest or First Fed. First Fed is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before December 31, 2022. See Note 10 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Method of Accounting. For federal income tax purposes, we currently report income and expenses on the accrual method of accounting. Federal income tax returns are filed using a December 31 year end.

Intercompany Dividends-Received Deduction. First Northwest will file a consolidated federal income tax return with First Fed. Accordingly, any dividends First Northwest receives from First Fed will not be included as income to First Northwest.

Washington Taxation

First Northwest and First Fed are subject to a business and occupation tax imposed under Washington law at the rate of 2.10% of gross receipts, as well as personal property and sales tax. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from this tax.

Item 1A. Risk Factors.

The following is a discussion of what we currently believe are the most significant risks and uncertainties that may affect our business, financial condition, and future results. You should carefully consider the following risks, together with all of the other information contained in this Form 10-K, including the sections entitled "Forward-Looking Statements" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes thereto. Any of the following risks could have an adverse effect on our business, financial condition, and results of operations and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Economy and Our Markets

Our business and operations are concentrated in Washington, and adverse economic conditions in that area could adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans, and generally have a negative effect on our business, financial condition and results of operations.

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

Deposit flows are influenced by various factors, including customer relationships, sales and marketing efforts, interest rates paid by competitors, alternative investments such as money market mutual funds, equities and bonds, government stimulus programs, and the overall levels of business and personal income and savings. The interest rate environment impacts competition for deposits across the banking industry, and deposit balances may decrease if customers perceive alternative investments as providing a better risk/return tradeoff or if customers turn to other alternatives to deposits, such as stablecoins.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as banking organizations experienced in the Spring of 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason.

Our failure to grow or retain deposits may result in a loss of market share and slower or negative loan growth, which likely would have an adverse effect on our financial condition and results of operations.

Public health crises, geopolitical developments, acts of terrorism, natural disasters, climate change and other events out of our control could harm our business.

Public health crises, domestic or geopolitical crises, such as the current wars in Ukraine and the Middle East, political instability or civil unrest, terrorism or other events outside of our control, could cause disruptions to our business and those of our customers, counterparties and service providers or the U.S.' economy, resulting in potentially adverse operating results. Natural disasters may disrupt our operations and those of our customers, counterparties and service providers, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate. Climate change may worsen the severity and impact of future natural disasters and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to the business and operations of our customers, with potentially negative effects on our loan portfolio and growth opportunities. A significant natural disaster, such as a tsunami, earthquake, drought, fire or flood, where we or our customers live and do business, could have a material adverse impact on our local market areas and our ability to conduct business, especially if our insurance coverage is insufficient to compensate for losses that may occur. We also could be adversely affected if our key personnel or a significant number of our employees were to become unavailable due to a public health crisis (such as an outbreak of a contagious disease), natural disaster, war, act of terrorism, accident or other reason. The effects of any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

We may be impacted by the actions, soundness or creditworthiness of other financial institutions, which can cause disruption within the industry and increase expenses.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults or failures of financial services institutions and instability in the financial services industry in general can lead to market-wide liquidity problems, increased credit risk and withdrawals of uninsured deposits. Such events could adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

Bank failures may increase the risk of a recession or lead to regulatory changes and initiatives, such as enhanced capital, liquidity, or risk management requirements, which could adversely impact us. Changes to laws or regulations, or the imposition of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, and negatively impact our overall financial condition. For example, certain bank failures in 2023 resulted in a special assessment by the FDIC to replenish the DIF.

We operate in a highly competitive industry.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, community and digital banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, mutual funds, mortgage banking finance companies, brokerage firms, insurance companies and other financial intermediaries or alternative investment vehicles. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies, non-fungible tokens, and other digital assets. For example, financial technology companies and other firms have begun to offer services such as stablecoins that may serve as alternatives to traditional banking products such as deposits. Additionally, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Competitors in these nonbank sectors may have fewer regulatory constraints, as well as lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability and result in a material adverse effect on our financial condition and results of operations.

Failure to keep up with the rapid technological changes in the financial services industry could have an adverse effect on our competitive position and profitability.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our ability to compete effectively and could have an adverse effect on our business, financial condition, and results of operations. As these technologies improve in the future, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have an adverse effect on our business, financial condition, and results of operations.

Credit and Asset Quality

Our emphasis on commercial real estate lending subjects us to various risks that could adversely impact our results of operations and financial condition.

Our commercial real estate and multi-family loans represent a significant portion of our portfolio, with balances of $691.2 million, or 42.5%, of our total loan portfolio, at December 31, 2025, and $723.0 million, or 42.6%, of our total loan portfolio at December 31, 2024. We intend to continue, subject to market demand, our origination and purchase of commercial real estate loans. As an institution’s concentration in commercial real estate lending increases, it becomes subject to more scrutiny under the FDIC's policies for management of its commercial real estate loan portfolio.

Our focus on this type of lending has increased our risk profile. Commercial real estate loans are intended to enhance the average yield of our earning assets; however, they do involve a different level of risk compared to one-to-four family loans. The repayment of commercial real estate loans typically depends on the successful operation and income stream of the borrowers’ operating business, or their ability to lease the commercial property at sufficient rates. The value of the commercial real estate securing the loan as collateral is a secondary source of repayment in case of default, which can be significantly affected by economic conditions. The FDIC has issued pronouncements alerting banks of its concerns about banks with a heavy concentration of commercial real estate loans. Moreover, federal bank regulators have highlighted the increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many metropolitan areas continue to show signs of stress. These loans also involve larger balances to a single borrower or groups of related borrowers. Some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development on a single one-to-four family residential mortgage loan.

Since commercial real estate loans generally have large balances, deterioration in the quality of commercial loans may result in the need to significantly increase our provision for credit losses on loans and charge-offs will likely be larger on a per loan basis compared to consumer loans. As a result, deterioration of this portfolio could have a materially adverse effect on our future earnings. Collateral evaluation and financial statement analysis for commercial loans also requires a more detailed review at origination and on an ongoing basis. Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for a one-to-four family residence because the market for most types of commercial real estate is not readily liquid, resulting in less opportunity to mitigate credit risk by selling part or all of our interest in these assets. At December 31, 2025, we had $9.8 million of nonperforming commercial real estate loans in our portfolio.

We have a concentration of large loans outstanding to a limited number of borrowers that increases our risk of loss.

First Fed has extended significant amounts of credit to borrowers connected with high-end residential real estate and commercial and multi-family real estate loans. These types of loans generally are viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. In fact, the FDIC has issued pronouncements alerting banks of its concern about significant loan concentrations. At December 31, 2025, the aggregate amount of loans, including unused commitments, to First Fed's five largest borrowers (including related entities) amounted to approximately $88.8 million. Outstanding loan balances for the ten largest borrowing relationships at December 31, 2025, totaled $146.5 million, or 9.0% of total loans. Although none of the loans to First Fed's 20 largest borrowers were nonperforming as of December 31, 2025, concentration of credit to a limited number of borrowers increases the risk in First Fed's loan portfolio. The deterioration of one or a few of these loans may cause a significant increase in our non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition and results of operations.

Our construction and land loans are based upon estimates of costs and the value of the completed project.

During the year ended December 31, 2025, our construction and land loans decreased $16.8 million, or 21.6%, to $61.3 million, or 3.8%, of the total loan portfolio at December 31, 2025 and consisted of properties secured by commercial real estate of $23.0 million, one-to-four family residential of $22.0 million, multi-family of $10.1 million, and land of $6.2 million. Land loans include raw land and land acquisition and development loans.

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

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the successful outcome of the project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. Under these circumstances we may be required to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Any of these results could have a material and adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential real estate.

At December 31, 2025, $461.8 million, or 28.4% of our total loan portfolio, consisted of one-to-four family mortgage loans and home equity loans secured by residential properties. Lending on residential property is sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values securing these types of loans may increase the level of borrower defaults and losses above the recent charge-off experience on these loans. Jumbo one-to-four family residential loans that do not conform to secondary market mortgage requirements for our market areas would not be immediately saleable to Freddie Mac or other investors and may expose us to increased risk because of their larger balances. Further, a significant amount of our home equity lines of credit consist of loans in a subordinate lien position to a first lienholder.

For home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan balances in the event of default unless we repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons we may experience higher rates of delinquencies, default and losses on loans secured by junior liens. Any of these results could have a material and adverse effect on our business, financial condition and results of operations.

In addition, if we foreclose on and take title to real property securing loans, there is a risk that hazardous or toxic substances could be found on these properties and that we could be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have an adverse effect on our business, financial condition, and results of operations.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2025, we had $130.3 million, or 8.0% of total loans, in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on the value of the collateral and predetermined loan to collateral ratios; liquidation of the underlying real estate collateral is the primary source of repayment in the event of borrower default. Our commercial business loans are primarily supported by the cash flow of the borrower and secondarily by the underlying collateral provided by the borrower. The borrowers' cash flows may be unpredictable, and the collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Factors affecting the value of this type of collateral include uncollectable accounts receivable and obsolete or limited use inventory, among others.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon customers’ representations that their financial statements conform to GAAP and present fairly the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our business, financial condition, and results of operations could be adversely affected if we rely on misleading, false, inaccurate, or fraudulent information.

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

We may not be able to measure and limit our credit risk adequately, which could adversely affect our profitability.

At December 31, 2025, our nonperforming assets, which consist of nonaccrual loans, real estate owned and repossessed assets, were $24.0 million, or 1.1% of total assets. Our level of nonperforming assets is closely tied to the overall credit quality of our loan portfolio and the creditworthiness of our borrowers. Adverse changes in economic conditions, borrower financial performance, collateral values or other factors affecting credit risk could result in an increase in delinquencies, defaults and nonaccrual loans. Nonperforming assets adversely affect our net income in various ways. If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

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

We have and may continue to make minority investments in fintech and specialty finance companies or make investments in funds that do the same. We currently have investments in Canapi Venture, BankTech Ventures, LP and JAM FINTOP Frontier Fund, LP to strategically invest in fintech-related businesses. In addition, we have invested in Meriwether Group Capital Hero Fund LP, Meriwether Group Capital, LLC and The Meriwether Group, LLC, which provide funding and services to lower-middle market businesses and entrepreneurs. We generally are not able to influence the activities of companies or funds in which we invest and may suffer losses due to these activities. In addition, the companies or funds we invest in may have economic or business interests, values, or goals that are inconsistent or conflict with ours, which could damage our reputation or business. Additionally, the companies or funds we invest in may experience financial difficulties, default on their obligations, diminished liquidity or insolvency; or our management team’s distraction relative to the potential financial benefit may be disproportional. If the companies we invest in, directly or indirectly, seek additional financing in the future to fund their growth strategies, these financing transactions may result in dilution to our ownership stakes and these transactions may occur at lower valuations than the investment transaction through which we acquired such ownership interest, which could significantly decrease the fair value of our investment in those entities. We may also be unable to dispose of our minority investments within our contemplated time horizon or at all or withdraw our investment from funds in which we participate. Our inability to dispose of our minority investment in an entity, a downward adjustment to or impairment of an equity investment or our inability to access funds otherwise invested could adversely impact our business, financial condition, results of operations, or cash flows.

If our real estate owned is not properly valued or declines further in value, our earnings could be reduced.

We update our valuation assessments in the form of appraisals and tax assessed values when a loan has been foreclosed and the property taken in as real estate owned and at certain other times during the asset’s holding period. Our net book value of the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value. If our valuation process is incorrect, or if property values decline, the fair value of our real estate owned may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs. Significant charge-offs to our real estate owned could have a material adverse effect on our financial condition and results of operations.

We are subject to certain risks in connection with our use of networks and technology systems.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage. Notwithstanding the strength of defensive measures, cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly and continuously, including from emerging technologies, such as artificial intelligence, which may be used to enhance the tactics, techniques and procedures described above and facilitate new cyber threats.

We support the ability of our customers to transact business through multiple automated methods. As such, we may be susceptible to fraud performed through these technologies.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability, heightened regulatory scrutiny or fines, violations of consumer protection and privacy laws, and significant damage to our reputation and our business, financial condition and results of operations.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, we have difficulty in communicating with them, or they terminate their services our ability to adequately process and account for transactions, among other things, could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer and consumer information through various third-party vendors and their personnel.

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

Interest Rates, Operations and Risk Management

We are subject to interest rate risk, which could adversely affect our earnings.

Our earnings and cash flows are largely dependent on our net interest income. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. The Federal Reserve decreased the federal funds target rate beginning in September 2024, with the most recent decrease occurring in December 2025. When the Federal Reserve Board decreases the Fed Funds rate, overall interest rates are likely to fall, which may positively impact housing markets by increasing refinancing activity and new home purchases. A falling interest rate environment may also positively affect the U.S. economy and, as a result, our business as a whole. However, there can be no assurance of the timing or amount of any future rate adjustments. Further, there can be no assurance regarding any forecasts or predictions about the effect that any future rate adjustment may have on our results of operations.

Further changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect, among other things, (i) our ability to originate and/or sell mortgage and SBA loans; (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from sales of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; (iv) the ability of our borrowers to repay adjustable or variable rate loans; and (v) the average duration of our MBS portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. Further, our interest rate risk modeling techniques and assumptions likely will not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk," in this Form 10-K for additional information.

Our enterprise risk management program may not be effective at mitigating the risks to which we are subject, based upon our size, scope, and complexity.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including capital, market, liquidity, credit, operational, compliance, legal, strategic, technology and reputational risks. Although we seek to manage our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown or unanticipated. Any system of control and any system to reduce risk exposure, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, in some cases we use analytical or forecasting models in our management of risks. If the models are inadequate, or are subject to ineffective governance, our risk management program may also prove ineffective. Actions taken to mitigate identified risks may prove less effective than anticipated. If our risk management program proves ineffective, we could suffer unexpected losses and reputational damage.

If we fail to maintain effective internal control over financial reporting or remediate any future material weakness in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal control over financial reporting in the future, and our failure to maintain effective internal control over financial reporting could have an adverse effect on our business, financial condition, and results of operations.

We have in the past identified and may in the future identify material weaknesses or significant deficiencies in our internal control over financial reporting, which require remediation. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The existence of a material weakness precludes management from concluding that internal control over financial reporting is effective and precludes our independent registered public accounting firm from rendering their report addressing an assessment of the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchanges on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal control over financial reporting, such deficiencies may adversely affect us.

Our business may be adversely impacted by litigation and regulatory enforcement actions, which could expose us to significant liabilities and/or damage our reputation.

From time to time, we have and may become party to various litigation claims and legal proceedings. Our businesses involve the risk that clients or others may sue us, claiming that we have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them. For example, we are currently engaged in litigation with 3|5|2 Capital and Socotra, as described in more detail in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K. The risk of litigation may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. In addition, as a publicly-traded company, we are subject to the risk of claims under the federal securities laws, and volatility in our stock price and those of other financial institutions increases this risk. Actions brought against us may result in injunctions, settlements, damages, fines or penalties, which could have an adverse effect on our business, financial condition or results of operations or require changes to our business. Even if we defend ourselves successfully, the cost of litigation may be substantial, and public reports regarding claims made against us may cause damage to our reputation among existing and prospective clients or negatively impact the confidence of counterparties, rating agencies and stockholders, consequently negatively affecting our earnings.

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

At December 31, 2025, $141.9 million of our consumer, $24.0 million of our commercial real estate, and $13.3 million of our one-to-four family loan portfolios were serviced by third parties. When a loan goes into default, it is the responsibility of the third-party servicer to enforce the borrower’s obligation to repay the outstanding indebtedness. We are reliant on the servicer to bring the loan current, enter into a satisfactory loan modification or foreclose on the property on behalf of First Fed. We must comply with any loan modification entered into by the servicer even if we would not otherwise agree to the modified terms, which may result in a reduction in our interest income due to the loan modification. Delays in foreclosing on property, whether caused by restrictions under state or federal law or the failure of a third-party servicer to timely pursue foreclosure action, may increase our potential loss on such property, due to factors such as lack of maintenance, unpaid property taxes and adverse changes in market conditions. These delays may adversely affect our ability to limit our credit losses.

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition.

We are subject to certain capital and liquidity rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2025, First Northwest and First Fed each met the minimum capital ratio requirements applicable to them and exceeded the capital conservation buffer requirement. Compliance with capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our business, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to First Northwest and First Fed is set forth in Item 1, "Business – How We Are Regulated," of this Form 10-K.

As a holding company, First Northwest depends on dividends and distributions from First Fed for liquidity and to pay dividends, if any.

First Northwest derives most of its cash flow from dividends paid by First Fed. These dividends are the primary source from which we may pay dividends on our common stock, if any, and principal and interest on our debt obligations. Various federal and Washington laws and regulations, as well as regulatory expectations, limit the amount of dividends that First Fed may pay to First Northwest. See Item 1, "Business – How We Are Regulated," of this Form 10-K for a discussion of regulatory requirements applicable to dividends by First Northwest and First Fed. Through May 2025, we historically declared cash dividends on our common stock. However, we have not done so since then, as part of a prudent approach to capital management. We are not required to pay dividends and there can be no assurance we will resume doing so in the future. Failure to pay dividends could adversely affect the market price of our common stock.

Our reputation is critical to our business, and damage to it could have an adverse effect on us.

A key differentiating factor for our business is the strong reputation we have built in our market. Maintaining a positive reputation is critical to attracting and retaining customers and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, errors or misconduct by our third-party vendors or other counterparties, litigation (such as the litigation with 3|5|2 Capital and Socotra described in more detail in Note 14 of the Notes to Consolidated Financial Statements contained in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K) or regulatory actions, our failure to meet our high customer service and quality standards, and compliance failures.

In particular, is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee errors, tampering, or manipulation of those systems will result in losses that are difficult to detect. Employee error or misconduct could also subject us to financial claims. If our internal control systems fail to prevent or detect an occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits, or if insurance coverage is denied or not available, it could have an adverse effect on our business, financial condition, and results of operations.

Additionally, as a financial institution, we are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, customers, and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.

Negative publicity about us, whether accurate or not, may also damage our reputation, which could have an adverse effect on our business, financial condition, and results of operations.

Regulatory Matters

Our lending limit may restrict our growth.

Washington law provides that Washington chartered commercial banks are subject to loans-to-one-borrower restrictions, which generally restrict total loans and extensions of credit by a bank to 20% of its unimpaired capital and surplus. As a result, under Washington law, First Fed would be limited to loans to one borrower of $43.2 million at December 31, 2025. Under its current policy, First Fed has elected to restrict its loans to one borrower to no more than 75% of the Bank's lending limit, which is adjusted quarterly and was $40.5 million at December 31, 2025, unless specifically approved by the Senior Loan Committee as an exception to policy. This amount is significantly less than that of many of our competitors and may discourage potential commercial borrowers who have credit needs in excess of our loans to one borrower lending limit from doing business with us. Our loans to one borrower restriction also impacts the efficiency of our commercial lending operation because it lowers our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We can accommodate larger loans by selling participations in those loans to other financial partners, but this strategy is not the most efficient or always available. We may not be able to attract or maintain clients seeking larger loans or may not be able to sell participations in these loans on terms we consider favorable.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, the FDIC as insurer of our deposits, and by the DFI. First Northwest is subject to regulation and supervision by the Federal Reserve (as a financial holding company) and regulation by the State of Washington (as a Washington corporation). The Bank is subject to regulation and supervision by the FDIC and the DFI. Such regulation and supervision govern the activities in which we may engage, primarily for the protection of depositors and the DIF. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, require additional capital, reclassify assets, determine the adequacy of an institution’s allowance for credit losses on loans and determine the level of deposit insurance premiums assessed. Any future changes to the laws, rules and regulations applicable to us could make compliance more difficult and expensive, or otherwise adversely affect our business, financial condition or prospects.

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

We are subject to laws regarding the privacy, information security, and protection of personal information, and any violation of these laws or other incidents involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information ("PII"), in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the GLBA, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing, and security practices and afford customers the right to "opt out" of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement, and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. For example, the California Consumer Privacy Act grants California residents the rights to know about personal information collected about them, to delete certain of this personal information, to opt out of the sale of personal information, and to non-discrimination for exercising these rights.

Ensuring that our collection, use, transfer, and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines, or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.

We are subject to numerous fair lending laws and other laws and regulations designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

We are subject to extensive and evolving federal and state fair lending laws and regulations. For example, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The FDIC, the U.S. Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending or consumer protection laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. In addition, an institution’s receipt of a less-than-Satisfactory CRA rating, which could result from a violation of fair lending or consumer protection laws or from an unsatisfactory record of meeting the credit needs of low- and moderate-income communities, could similarly result in an inability of the institution to engage in mergers or other expansionary activity. Such actions and limitations could have a material adverse effect on our business, financial condition, and results of operations.

General Risk Factors

We are dependent on key personnel and the loss of one or more of those key persons may materially and adversely affect our prospects.

We rely heavily on the efforts and abilities of our executive officers, and certain other key management personnel, which make up our management team. As previously disclosed, the former President, Chief Executive Officer and member of the Board of Directors departed effective July 12, 2025. In addition, the former Chief Banking Officer of First Fed retired on July 2, 2025, and the former Chief Strategy Officer of First Fed departed on August 9, 2025. Subsequent to year-end, the former Chief Operating Officer departed on February 4, 2026. The loss of the services of these individuals, and the potential loss of any of our current management team, could have a material adverse impact on our business, financial condition, and results of operations. While we believe that our relationship with our remaining management team is good, we cannot guarantee that all members of our management team will remain with our organization. The ability to attract, retain, and season replacements to our management team presents risks to executing our business plan.

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

Over the past eight years, we have opened four new full-service branches and three business centers. We also acquired a branch from another financial institution in 2021. We may continue to open or purchase new branches and lending centers, and the success of our expansion strategy into new markets is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we projected and opening new offices will increase our operating expenses. The cost of opening additional de novo branches and lending centers is uncertain, and projected timelines and estimated dollar amounts involved in opening new offices could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch or lending center may negatively impact our earnings for some period of time until the office reaches certain economies of scale, and there is a risk that our new offices will not be successful even after they have been established. For example, the branch acquired in 2021 will be closed effective April 30, 2026.

We may also expand our digital footprint through technology or partnerships. The new technology and companies we invest in may not be as successful as anticipated or may fail, resulting in a total loss of our related investment.

The price of our common stock may be volatile or may decline.

During the year ended December 31, 2025, our stock price fluctuated from a low of $6.96 to a high of $11.88. The price of our common stock may fluctuate in response to various factors, some of which are outside our control. These factors include the risk factors discussed herein, as well as:

•	actual or anticipated quarterly fluctuations in our results of operations and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts and rating agencies;
•	speculation or changes in perception in the press or investment community;
•	strategic actions and announcements by us or our competitors, such as acquisitions or restructurings;
•	actions by institutional stockholders;
•	addition or departure of key personnel;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, market conditions in the financial services industry;
•	anticipated, proposed or adopted regulatory changes or developments;
•	cyclical fluctuations;
•	trading volume of our common stock; and
•	anticipated or pending investigations, proceedings or litigation that involve or affect us.

Industry factors, general economic and political conditions and events, such as cybersecurity incidents or terrorist attacks, economic downturn or recessions, interest rate changes, credit default trends, currency fluctuations, changes to fiscal, monetary or trade policies, or public health issues could also cause our stock price to decline regardless of our operating results. A significant decline in our stock price could result in substantial losses for stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company recognizes cybersecurity as a critical risk to its operations and the management of this risk is a top priority. We are committed to protecting the confidentiality, integrity, and availability of our customer information, information systems, data, and assets from unauthorized access, use, disclosure, disruption, modification, or destruction. The Company adheres to cybersecurity industry best practices such as the National Institute of Standards and Technology cybersecurity framework and Federal Financial Institutions Examinations Council ("FFIEC") guidance. The Company completed its transition from NIST cybersecurity framework version 1.1 to version 2.0 and updated its controls to align with the current version. Company management has integrated its processes for assessing, identifying, and managing material risks from cybersecurity threats into the Company’s overall risk management program, including regularly conducting risk assessments and gap analyses in order to identify and prioritize cybersecurity threats and vulnerabilities across our entire digital estate which is comprised of our IT infrastructure as well cloud-based applications and storage. These assessments consider industry best practices, evolving threats, and the specific needs of our business.

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

The Company adheres to a continuous improvement philosophy regarding cybersecurity and leverages external experts, consultants, auditors, and assessors on a regular basis to complement the internal staff in identifying and remediating any gaps in the Company’s cybersecurity program.

The Company has a well-defined and mature vendor management program that includes controls to address third-party cybersecurity risks throughout the vendor management lifecycle.

The Board has oversight responsibility for enterprise-wide risks, including cybersecurity risks. The Audit Committee, a designated committee of the Board, is responsible for overseeing the Company's cybersecurity risk management program and reviewing its effectiveness. The Information Security Officer ("ISO") is responsible for assessing and managing material risks from cybersecurity threats, with a dedicated staff of internal and external information security professionals. The ISO is a Systems Security Certified Practitioner and Certified Information Systems Security Professional with over 13 years of education, training and experience managing technology and cybersecurity risks, including nine years of experience in the banking industry specifically. The ISO regularly updates executive and senior management, including the Bank's Enterprise Risk Management Committee, as well as the Board Audit Committee on cybersecurity risks and mitigation strategies. The Company has implemented internal controls to address the effectiveness of our cybersecurity program. These controls include risk assessments, vulnerability assessments and scans, periodic audits, and periodic penetration testing.

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

Item 2. Properties

The Company's main administrative office is located at 105 West Eighth Street, Port Angeles, WA 98362. As of December 31, 2025, we conducted our business through twelve branch offices located in Clallam, Jefferson, King, Kitsap, and Whatcom Counties, Washington; one business center located in King County, Washington; one business center in Snohomish County, Washington; one business center in Whatcom County, Washington; and our main administrative office and a business center located in Clallam County, Washington. The branch located in King County will close on April 30, 2026. The Company currently owns the main administrative office and the Clallam County business center. The remaining twelve branch offices and three business centers are leased. The net book value of the Company’s properties totaled $6.7 million at December 31, 2025. We believe that these facilities and additional or alternative space available to us are adequate to meet our needs for the foreseeable future. Additional information is presented in Note 5 - Premises and Equipment and Note 6 - Leases of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Item 3. Legal Proceedings

From time to time, the Company is engaged in various claims and legal actions arising in the ordinary course of business, none of which are currently considered to have a material adverse effect on our consolidated financial position, results of operation, or liquidity, other than the matters discussed in Note 14 of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data.".

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Holder Information. Our common stock is listed on The Nasdaq Stock Market LLC’s Global Market, under the symbol "FNWB." As of the close of business on March 5, 2026, there were 9,450,547 shares of common stock issued and outstanding and we had approximately 432 shareholders of record. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Through May 2025, we historically declared cash dividends on our common stock. However, we have not done so since then, as part of a prudent approach to capital management. Our cash dividend policy is reviewed regularly by management and the Board of Directors. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. See Item 1, "Business – How We Are Regulated," of this Form 10-K for a discussion of regulatory requirements applicable to dividends by First Northwest and First Fed.

Issuer Purchases of Equity Securities. The Company's repurchase programs permit shares to be repurchased in the open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with the SEC's Rule 10b5-1. On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase and retirement of up to an additional 944,279 shares of its common stock. As of December 31, 2025, a total of 98,156 shares authorized in the April 2024 stock repurchase plan have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the April 2024 stock repurchase plan during the fourth quarter of 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and notes thereto that appear in "Part II. Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and notes and the business and financial information provided in this Form 10-K.

General

First Northwest is a bank holding company and a financial holding company. First Northwest is engaged in banking activities through its wholly owned subsidiary, First Fed, as well as certain non-banking financial activities. Non-banking investments include several limited partnership investments.

First Fed is a community-oriented commercial bank serving Clallam, Jefferson, King, Kitsap, Snohomish, and Whatcom counties in Washington State, through its twelve full-service branches and five business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Hero Fund which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. Subsequent to year end, the Bank signed a redemption agreement which sets forth the path to unwind its investment in the Hero Fund through capital distributions beginning in April 2026.

First Northwest's limited partnership investments include Canapi Ventures; BankTech Ventures, LP; and JAM FINTOP Frontier Fund, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in MWG, a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed. Also in 2022, the Company acquired a 25% equity interest as a general partner in Meriwether Group Capital, LLC ("MWGC"), which provides financial advice for borrowers and capital for the Hero Fund. MWG also holds a 20% general partner interest in MWGC. MWGC holds a 0.01% general partner interest in the Hero Fund. Subsequent to year end, the Company redeemed its interest in MWGC in full at par.

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

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income earned on our loans and investments less interest expense paid on our deposits and borrowings. Changes in levels of interest rates may impact our net interest income. A secondary source of income is noninterest income, which includes revenue we receive from providing products and services, including service charges on deposit accounts, debit card interchange income, mortgage banking income, treasury and other commercial banking related fees, earnings from bank-owned life insurance, loan servicing income, earnings from equity and partnership investments, and gains and losses from the sale of loans and securities.

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

Our Business and Operating Strategy

Our objective is to be an independent, high performing bank focused on meeting the needs of individuals, small businesses and community organizations throughout our market areas with exceptional service and competitive products. We have adopted three strategic pillars that will be our focus in the upcoming years: process and data improvement to drive efficiencies, build a resilient core deposit base and grow the organic loan portfolio.

Establish a disciplined enterprise-wide approach to data, analytics and process design for scalable growth and an efficient operating platform:

•

Enhancing customer experience. We believe that continued investment in the digital and physical interfaces that connect customers to our products and services positions us to compete and grow in an increasingly technology-driven environment. We intend to strengthen our online presence and engage in digital strategies that will help us successfully compete in an ever-changing digital marketplace. To enable these initiatives, we are enhancing our data infrastructure with modern architecture to support the delivery of more personalized and valued products and services through both digital and in-person interactions.

•	Creating operating leverage. We will continue to pursue opportunities to improve operational efficiency. We believe recent technology investments may also contribute to additional efficiencies. We have undertaken a broad process improvement initiative and a key component of future technology investments will focus on refining processes and improving synergy between systems to support our team members and enhance execution of their responsibilities.

Strengthen and diversify the Bank’s core funding base with a focus on relationship-based deposits:

•

Attracting core deposits and other deposit products. We emphasize relationship banking with our customers to obtain a greater share of their deposits, with specific emphasis on primary transaction accounts. We believe this emphasis will help to increase our level of core deposits. In addition to our retail branches, we offer digital delivery solutions, such as personal financial management, business online banking, business remote deposit products, mobile remote deposit services through personal devices, consumer credit score access, real-time account-to-account transfer services between First Fed and other banks, and real-time person-to-person funds transfer, enabling us to compete effectively with banks of all sizes. We enhanced our mobile banking platform, online account opening solutions, foreign exchange capabilities and upgraded our business on-line banking platform to attract and better serve customers who prefer digital banking channels, which is a growing demographic in our area.

•	Expanding offerings to small-to-medium sized business. Another priority for the Company is expanding offerings for small-to-medium sized business with a focus on entrepreneurs. We intend to accomplish this through the commercial team, with a focus on systems and support. For small-to-medium sized businesses, we believe there are multiple opportunities in payment processing for ACH, check, wire transfers, international payments and debit card interchange. In addition, we intend to build out our capabilities for accounts payable and receivable, payroll, merchant card acquisition and corporate card spend management solutions.
•	Hiring experienced employees with a customer sales and service focus. Our goal is to compete by relying on the strength of our customer service and relationship building. We believe that our ability to continue to attract and retain banking professionals who have significant knowledge of existing and new market areas, possess strong commercial banking sales and service skills, and maintain a focus on community relationships will enhance our success. We intend to hire community bankers and lenders who are established in their communities to enhance our market position and add profitable growth opportunities as needed.

Continued focus on high-quality loan growth through relationship-based lending in core markets:

•

Remixing our loan portfolio. Through organic loan originations, we intend to increase the proportion of our loan portfolio consisting of higher-yielding commercial business loans. These loan types generally offer higher risk-adjusted returns and shorter maturities, which increase the portfolio's ability to reprice in changing interest rate environments. The shorter duration until maturity or renewal allow for more frequent repricing opportunities, allowing yields to better align with prevailing market conditions compared to traditional fixed-rate, one-to-four family residential loans.

•

Maintaining our focus on asset quality. Maintaining strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans and resolving nonperforming loans. Nonperforming assets were $24.0 million at December 31, 2025 and $30.5 million at December 31, 2024. The current year decrease was primarily due to the legal settlement relating to certain of the Water Station loans, which resulted in the Bank receiving partial payments and charging-off the remaining balances. We are taking proactive steps to resolve our nonperforming loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also retain the services of independent firms to periodically review segments of our loan portfolio and provide feedback regarding our loan policies and procedures.

•

Remaining open to alternative lending opportunities. We strive to grow the balance sheet and leverage capital in a safe and sound manner and believe that lending opportunities outside of organic originations may be a valuable source of interest income. We successfully increased our auto loan portfolio through our partnership with Woodside and our manufactured home loan portfolio through our partnership with Triad Financial Services. We may continue to explore other opportunities such as these as a means to improve net income and supplement organic loan originations.

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

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Assets. Total assets decreased $124.1 million, or 5.6%, to $2.11 billion at December 31, 2025, from $2.23 billion at December 31, 2024.

Cash and cash equivalents increased by $12.7 million, or 17.5%, to $85.1 million as of December 31, 2025, compared to $72.5 million at December 31, 2024. Interest-bearing deposits in banks increased $14.0 million, improving on-hand liquidity at year end.

Total investment securities decreased $70.0 million, or 20.6%, to $270.3 million at December 31, 2025, from $340.3 million at December 31, 2024. The year-over-year decrease was primarily due to maturities and early redemptions totaling $65.8 million and $20.1 million of principal payments received. These items were partially offset by an increase in the portfolio market value of $10.4 million, which was mainly driven by changes in long-term interest rates.

The estimated average life of the total investment securities portfolio was 6.5 years as of December 31, 2025, compared to 6.9 years as of December 31, 2024, and the average repricing term was approximately 6.7 years as of December 31, 2025, compared to 5.3 years as of December 31, 2024, based on the interest rate environments at those times. Expected duration of the portfolio has increased to 4.6 years as of December 31, 2025, compared to 3.9 years as of December 31, 2024. If prevailing market interest rates fall, we expect prepayments will accelerate due to the current coupons of fixed rate bonds. We anticipate the investment portfolio will continue to provide supplemental interest income and act as a source of liquidity.

MBS represent the largest portion of our investment portfolio and totaled $125.1 million at December 31, 2025, a decrease of $45.3 million, or 26.6%, from $170.3 million at December 31, 2024. Municipal bonds are the second largest segment, totaling $80.3 million at December 31, 2025, an increase of $2.4 million, or 3.1%, from $77.9 million at December 31, 2024. Other investment securities totaled $65.0 million at December 31, 2025, a decrease of $27.2 million, or 29.5%, from $92.2 million at December 31, 2024. Included in MBS non-agency were $13.9 million of commercial mortgage-backed securities ("CMBS"), of which 87.3% were in "A" tranches with the remaining 12.7% in "B" tranches. Our largest exposure in the CMBS portfolio was to long-term care facilities, which comprised 50.9%, or $7.1 million, of our private label CMBS securities. All of the CMBS had credit enhancements ranging from 30.8% to 93.1%, with a weighted-average credit enhancement of 66.3%, that further reduced the risk of loss on these investments.

At December 31, 2025, the investment portfolio contained 54.2% of amortizing securities, compared to 60.2% at December 31, 2024. The projected average life of our securities may vary due to prepayment activity, which, particularly in the MBS portfolio, is generally affected by changing interest rates. We may purchase investment securities as a source of additional interest income. For additional information, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

Total loans, excluding loans held for sale, decreased $67.7 million, or 4.0%, during the year ended December 31, 2025. Auto and other consumer loans increased $14.6 million, or 5.4%, with the purchases of specialty auto loans and individual manufactured home loans. Commercial real estate loans increased $12.3 million as new loan originations of $53.4 million exceeded payment activity. Multi-family real estate loans decreased $44.1 million as a result of payoffs and regular payments exceeding $11.1 million of construction loans converting into permanent amortizing loans and $2.7 million of new originations. Commercial business loans decreased $21.2 million as payments, maturities, charge-offs and a decrease in Northpointe MPP exceeded $26.0 million of advances on new and existing lines of credit, $5.2 million of equipment loan originations and $1.6 million of Bankers Healthcare Group loan purchases.

One-to-four family residential loans decreased $18.6 million, or 4.7%, with payoffs and regular payments exceeding $10.9 million in construction loans converting to permanent amortizing loans during the year and $7.5 million of new originations. We continue to focus on the origination of one-to-four family mortgage loans with the intention of selling the majority of our saleable production to Freddie Mac and other investors, while retaining certain adjustable-rate loans that may not be readily sold in the secondary market.

Construction and land loans decreased $16.8 million, or 21.6%, with $22.9 million converting into fully amortizing loans partially offset by draws on new and existing commitments. Undisbursed construction commitments totaled $49.5 million at December 31, 2025 compared to $51.7 million at December 31, 2024. Undisbursed construction commitments at December 31, 2025 included $14.6 million of commercial real estate construction, $23.1 million of mainly custom one-to-four family residential construction, and $11.8 million of multi-family construction. Our construction loans are geographically disbursed throughout the state of Washington with one project in California. All construction projects are monitored by either a third-party firm or our internal construction administration team. Projects with larger loan commitments have more robust monitoring by firms with more services and expertise.

During the year ended December 31, 2025, the Company originated $213.1 million of loans, of which $117.0 million, or 54.9%, were originated in the Puget Sound region; $50.5 million, or 23.7%, in the Olympic Peninsula region; $27.3 million, or 12.8%, in other areas in Washington; and $18.3 million, or 8.6%, in other states. The Company also purchased loans totaling $77.9 million with the largest concentration of these loans located in California. We will continue to strategically assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic originations through wholesale acquisitions with a goal of improving earnings while also prudently managing credit risk.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Real Estate:
One-to-four family	$376,731	$395,315
Multi-family	288,529	332,596
Commercial real estate	402,683	390,379
Construction and land	61,268	78,110
Total real estate loans	1,129,211	1,196,400
Consumer:
Home equity	85,088	79,054
Auto and other consumer	283,502	268,876
Total consumer loans	368,590	347,930
Commercial business loans	130,311	151,493
Total loans	1,628,112	1,695,823
Less:
Derivative basis adjustment	(903)	188
Allowance for credit losses on loans	16,987	20,449
Total loans receivable, net	$1,612,028	$1,675,186

Our ACLL decreased $3.5 million, or 16.9%, during the year ended December 31, 2025, primarily due to a reduction in the reserves on individually evaluated loans, lower pooled loan reserve balances and a decrease in the loss factors applied to one-to-four family and other consumer loan balances. Asset quality improved with decreases in past due, nonaccrual and classified assets compared to the total loan portfolio. Management continues to closely monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. The ACLL as a percentage of total loans was 1.04% at December 31, 2025 and 1.21% at December 31, 2024. We believe our ACLL is adequate to cover current expected credit losses in the loan portfolio.

Nonperforming loans decreased $7.9 million, or 26.0%, during the year ended December 31, 2025 to $22.6 million. This decrease was mainly the result of decreases in commercial construction of $14.4 million, partially offset by increases in nonperforming commercial real estate of $4.2 million, commercial business of $1.2 million, one-to-four family of $795,000, auto and other consumer of $386,000 and home equity loans of $2,000. Nonperforming loans to total loans was 1.39% at December 31, 2025, an increase from 1.80% at December 31, 2024.

At December 31, 2025, classified loans, consisting solely of substandard loans, decreased by $7.2 million, or 17.0%, to $35.3 million at December 31, 2025, from $42.5 million at December 31, 2024. Changes in previously identified classified loans include $7.3 million of payments and sale proceeds received on a commercial construction loan, $5.6 million in charge-offs on a commercial real estate relationship, $4.0 million of payments received and an additional charge-off of $1.9 million on another commercial construction loan, $2.6 million of payments received on a group commercial business loans and an additional $700,000 charge-off followed by $1.4 million of sale proceeds on a commercial business loan. The decreases from previously identified classified loans were partially offset by downgrades of two commercial real estate loans totaling $16.0 million. Over 77% of the classified loan balance at December 31, 2025, is comprised of the following relationships: a $12.5 million commercial real estate loan relationship, which became classified in the fourth quarter of 2025; a $6.3 million commercial real estate loan relationship, which became classified in the third quarter of 2024; a $5.1 million construction loan relationship, which became a classified loan in the fourth quarter of 2022; and a $3.4 million commercial real estate loan relationship, which became classified in the second quarter of 2025. The Bank has exercised legal remedies, including the appointment of a third-party receiver and foreclosure actions, to liquidate the underlying collateral to satisfy the real estate loans in the third largest of these three collateral-dependent relationships.

At December 31, 2025, the Bank held $1.4 million of real estate owned ("REO") included in "prepaid expenses and other assets" on the Consolidated Balance Sheets. REO was comprised of five residential real estate properties, all located in Washington State. One property is expected to be listed for sale in early 2026. The four remaining properties will be held until July 2026, at which time they will be listed for sale.

Liabilities. Total liabilities decreased $127.5 million, or 6.1%, to $1.95 billion at December 31, 2025, from $2.08 billion at December 31, 2024, with decreases in both deposits and borrowings.

Deposit account balances decreased $88.9 million, or 5.3%, to $1.6 billion at December 31, 2025 from $1.69 billion at December 31, 2024. Money market accounts increased $37.3 million, savings accounts increased $34.2 million, while transaction accounts decreased $32.4 million. Customer CDs decreased $31.7 million, or 6.8%, to $433.3 million and Brokered CDs decreased $96.4 million, or 52.7%, to $86.5 million at December 31, 2025. Competition for deposits across the industry continues to pose deposit retention challenges. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, digital accounts and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

Borrowings decreased $27.9 million, or 8.3%, to $308.1 million at December 31, 2025, from $336.0 million at December 31, 2024. Higher levels of cash and cash equivalents reduced reliance on FHLB overnight advances resulting in a $30.0 million decrease compared to the prior year end.

Equity. Total shareholders' equity increased $3.4 million, or 2.2%, to $157.3 million at December 31, 2025, from $153.9 million at December 31, 2024. The increase during the year resulted from a $7.8 million reduction in accumulated other comprehensive loss related to an improved unrealized market value of available for sale securities, net of tax, and an increase of $1.2 million related to share-based compensation plans. These increases were partially offset by a net loss of $4.2 million and $1.3 million in dividends paid in 2025. During the year ended December 31, 2025, no shares of common stock were repurchased under the Company's April 2024 Stock Repurchase Plan (the "Repurchase Plan"). There are 846,123 shares that remain available for repurchase under the Repurchase Plan.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

General. The Company generated a loss on average assets of -0.20%, and a loss on average equity of -2.74%, for the year ended December 31, 2025, compared to a loss on average assets of -0.30% and a loss on average equity of -4.09% for the year ended December 31, 2024. Net income increased $2.4 million compared to 2024. We recorded a loss of $0.48 per common and diluted share for the year ended December 31, 2025, compared to a loss of $0.75 per common and diluted share for the year ended December 31, 2024.

Net Interest Income. Net interest income increased $979,000, or 1.7%, to $57.3 million for the year ended December 31, 2025, from $56.3 million for the year ended December 31, 2024, as decreases in rates paid outpaced decreases in yields earned. The $5.3 million decrease in interest income was largely attributable to changes in loans receivable with an average balance decrease of $57.1 million, at an average yield of 5.54%, for the year ended December 31, 2025 compared to an average yield of 5.56%, for the year ended December 31, 2024. Loans receivable was the main contributor to the decrease in interest income with $3.2 million due to a decrease in average loan balances and $307,000 due to lower yields.

Interest expense decreased $6.3 million. The decrease to the cost of average interest-bearing liabilities for the year ended December 31, 2025 was due primarily to lower costs of $4.6 million from reduced brokered CD average balances and lower costs of $3.3 million on reduced rates paid for all interest-bearing deposits and advances. Interest-bearing liability costs decreased to 2.94% for the year ended December 31, 2025 compared to 3.22% for the year ended December 31, 2024. The reduced liability costs contributed to a 14 basis point increase in our net interest margin to 2.88% for the year ended December 31, 2025, from 2.74% for the year ended December 31, 2024.

Interest Income. Interest income decreased $5.3 million, or 4.8%, to $107.0 million for the year ended December 31, 2025 from $112.3 million for the comparable period in 2024, primarily due to a decrease in the average balance of and lower yields on loans receivable. Interest and fees on loans receivable decreased $3.5 million during the year, driven largely by reductions in the construction loan, multi‑family loan, and Northpointe MPP participation portfolios, partially offset by increased balances in the commercial real estate and purchased manufactured home loan portfolios. Loan yields decreased by 2 basis points year-over-year. The fair value hedge on loans added $392,000 to interest income for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024.

Interest income on investment securities decreased $1.5 million to $13.5 million for the year ended December 31, 2025, compared to $15.0 million for the year ended December 31, 2024. The decrease in interest income on investment securities was driven by a decrease in the average yield during the year of 38 basis points as higher-yielding investments matured. The fair value hedge on investments added $142,000 and $621,000 to interest income for the years ended December 31, 2025 and 2024, respectively.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	Increase/ (Decrease) in Interest Income
Loans receivable, net	$1,629,888	5.54%	$1,686,972	5.56%	$(3,462)
Investment securities	303,501	4.44	311,434	4.82	(1,541)
FHLB stock	12,706	9.30	12,986	9.36	(33)
Interest-earning deposits in banks	46,708	4.38	43,934	5.34	(303)
Total interest-earning assets	$1,992,803	5.37%	$2,055,326	5.47%	$(5,339)

Interest Expense. Total interest expense decreased $6.3 million, or 11.3%, for the year ended December 31, 2025, compared to the prior year, with decreases in deposit costs and borrowing costs of $5.4 million and $911,000, respectively. Deposit costs decreased primarily due to the lower average balance and rate paid on brokered CDs. The average cost of all interest-bearing deposit products decreased 30 basis points to 2.65% for the year ended December 31, 2025 from 2.95% for the year ended December 31, 2024. The average balances of money market, customer CD and savings accounts increased year-over-year, while lower cost transaction average account balances declined. Borrowing costs decreased 21 basis points, due to lower rates paid combined with a decrease of $6.4 million in the average balance outstanding.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	Increase/ (Decrease) in Interest Expense
Interest-bearing transaction	$153,762	0.40%	$165,097	0.47%	$(162)
Money market accounts	445,837	2.35	414,305	2.42	445
Savings accounts	228,622	1.52	223,505	1.57	(47)
Certificates of deposit, customer	446,703	3.84	428,630	4.16	(666)
Certificates of deposit, brokered	119,623	4.44	205,619	5.00	(4,977)
FHLB and other advances	262,438	4.29	264,948	4.53	(752)
Subordinated debt, net	35,543	3.99	39,475	4.00	(159)
Total interest-bearing liabilities	$1,692,528	2.94%	$1,741,579	3.22%	$(6,318)

Provision for Credit Losses. The total provision for credit losses decreased $9.2 million to $7.3 million during the year ended December 31, 2025, compared to $16.5 million for 2024. The lower provision for credit losses on loans compared to 2024 is mainly the result of higher recoveries on charged-off loan balances, lower pooled loan reserve balances and a decrease in the loss factors applied to one-to-four family and other consumer loan balances. These decreases were partially offset by higher loss factors applied to commercial business, commercial real estate and multi-family pooled loans. The unfunded commitments recapture is due to a decrease in the loss factor applied to this pool.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Provision for credit losses on loans	$7,320	$16,716
Charge offs net of recoveries	(10,782)	(13,777)
Allowance for credit losses on loans	16,987	20,449
Allowance for credit losses on loans as a percentage of total gross loans receivable at the end of this period	1.04%	1.21%
Total nonaccrual loans	22,595	30,515
Allowance for credit losses on loans as a percentage of nonaccrual loans at end of period	75%	67%
Nonaccrual loans as a percentage of total loans	1.39%	1.80%
Total loans receivable	$1,628,112	$1,695,823

Recapture of provision for credit losses on unfunded commitments	$(5)	$(218)
Reserve for unfunded commitments	592	599
Unfunded loan commitments	167,897	163,827

Noninterest Income. Noninterest income decreased to $11.6 million for the year ended December 31, 2025, from $12.6 million for the year ended December 31, 2024. Nonrecurring transactions in 2025 included a $1.7 million insurance reimbursement received to offset the costs associated with ongoing legal matters, a BOLI death benefit payment and an $846,000 gain on extinguishment of subordinated debt. One-time transactions in 2024 included the gain on sale of six branch properties in the sale-leaseback transaction and a $1.1 million BOLI death benefit payment, partially offset by the loss on sale of securities and a $1.8 million equity investment write-down included in other income (loss) in the table below. Saleable mortgage loan production and related gains benefitted from lower mortgage rates. The BOLI exchange and reinvestment transactions during 2024 resulted in an increase in the cash surrender value for both years.

The following table provides an analysis of the changes in the components of noninterest income for the periods shown:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	Percent
Loan and deposit fees	$4,359	$4,291	$68	1.6%
Sold loan servicing fees and servicing rights mark-to-market	429	188	241	128.2
Net gain on sale of loans	112	312	(200)	(64.1)
Net loss on sale of investment securities	—	(2,117)	2,117	(100.0)
Net gain on sale of premises and equipment	—	7,919	(7,919)	(100.0)
Increase in BOLI cash surrender value, net	1,889	1,179	710	60.2
Income from BOLI death benefit, net	1,059	1,536	(477)	(31.1)
Other income (loss)	3,791	(694)	4,485	(646.3)
Total noninterest income	$11,639	$12,614	$(975)	(7.7)%

Noninterest Expense. Noninterest expense increased to $67.1 million for the year ended December 31, 2025, from $60.0 million for the year ended December 31, 2024. The increase over the prior year is primarily due to nonrecurring other expenses including the $5.7 million legal settlement paid, $599,000 for costs associated with the early termination of the Bellevue Business Center lease, and $621,000 for branch closure costs. Costs related to ongoing legal matters resulted in an increase in professional fees. Compensation and benefits decreased primarily due to a $2.6 million employee retention credit ("ERC") recognized in 2025, commissions and incentives reduced $757,000 and regular compensation reduced $447,000. Other year-over-year changes include decreased advertising, data processing and FDIC insurance costs, partially offset by higher regulatory assessments and supply costs.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	Percent
Compensation and benefits	$28,808	$32,665	$(3,857)	(11.8)%
Data processing	7,868	8,102	(234)	(2.9)
Occupancy and equipment	6,143	6,151	(8)	(0.1)
Supplies, postage, and telephone	1,320	1,266	54	4.3
Regulatory assessments and state taxes	2,226	1,978	248	12.5
Advertising	1,136	1,457	(321)	(22.0)
Professional fees	6,851	3,105	3,746	120.6
FDIC insurance premium	1,732	1,883	(151)	(8.0)
Legal settlement paid	5,740	—	5,740	100.0
Other expense	5,233	3,386	1,847	54.5
Total noninterest expense	$67,057	$59,993	$7,064	11.8%

Provision for Income Tax. The Company recorded an income tax benefit for the year ended December 31, 2025, of $1.2 million compared to a benefit of $944,000 for the year ended December 31, 2024, reflecting differences in pre-tax income. The effective tax rate decreased over the prior year as 2024 included an estimate for the penalty on the early surrender of the BOLI contracts. The provision includes accruals for both federal and state income taxes.

Average Balances, Interest and Average Yields/Cost

The following table sets forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2025 and 2024. Income and all average balances are daily average balances.

	Year Ended December 31,
	2025			2024
(dollars in thousands)	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets:
Loans receivable, net (1), (2)	$1,629,888	$90,290	5.54%	$1,686,972	$93,752	5.56%
Total investment securities	303,501	13,484	4.44	311,434	15,025	4.82
FHLB dividends	12,706	1,182	9.30	12,986	1,215	9.36
Interest-earning deposits in banks	46,708	2,045	4.38	43,934	2,348	5.34
Total interest-earning assets (3)	1,992,803	107,001	5.37	2,055,326	112,340	5.47
Noninterest-earning assets	146,555			144,812
Total average assets	$2,139,358			$2,200,138

Interest-bearing liabilities:
Interest-bearing demand deposits	$153,762	$615	0.40	$165,097	$777	0.47
Money market accounts	445,837	10,462	2.35	414,305	10,017	2.42
Savings accounts	228,622	3,465	1.52	223,505	3,512	1.57
Certificates of deposit, customer	446,703	17,172	3.84	428,630	17,838	4.16
Certificates of deposit, brokered	119,623	5,306	4.44	205,619	10,283	5.00
Total interest-bearing deposits (4)	1,394,547	37,020	2.65	1,437,156	42,427	2.95
FHLB and other advances	262,438	11,263	4.29	264,948	12,015	4.53
Subordinated debt, net	35,543	1,419	3.99	39,475	1,578	4.00
Total interest-bearing liabilities	1,692,528	49,702	2.94	1,741,579	56,020	3.22
Noninterest-bearing deposits (4)	246,566			252,600
Other noninterest-bearing liabilities	47,201			44,217
Total average liabilities	1,986,295			2,038,396
Average equity	153,063			161,742
Total average liabilities and equity	$2,139,358			$2,200,138

Net interest income		$57,299			$56,320
Net interest rate spread			2.43			2.25
Net earning assets	$300,275			$313,747
Net interest margin (5)			2.88			2.74
Average interest-earning assets to average interest-bearing liabilities	117.7%			118.0%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $1.7 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively and loan derivative interest of $392,000 and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

(3) Includes interest-bearing deposits at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.26% and 2.51% for the years ended December 31, 2025 and 2024, respectively.

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans receivable (1)	$(3,155)	$(307)	$(3,462)
Investment securities	(385)	(1,156)	(1,541)
FHLB stock	(25)	(8)	(33)
Other (2)	146	(449)	(303)
Total interest-earning assets	$(3,419)	$(1,920)	$(5,339)

Interest-bearing liabilities:
Interest-bearing demand deposits	$(54)	$(108)	$(162)
Money market accounts	760	(315)	445
Savings accounts	74	(121)	(47)
Certificates of deposit, customer	757	(1,423)	(666)
Certificates of deposit, brokered	(4,304)	(673)	(4,977)
FHLB and other advances	(118)	(634)	(752)
Subordinated debt, net	(156)	(3)	(159)
Total interest-bearing liabilities	$(3,041)	$(3,277)	$(6,318)

Net change in interest income	$(378)	$1,357	$979

(1) Includes net deferred fee income and loan derivative interest.

(2) Includes interest-bearing deposits at other financial institutions.

Asset and Liability Management and Market Risk

Risk Management Overview. Managing risk is an essential part of successfully managing a financial institution. Our Enterprise Risk Management Committee reports key risk indicators to the Board of Directors through the Audit Committee. The most prominent risk exposures management monitors are strategic, credit, interest rate, liquidity, operational, compliance, reputational, cybersecurity, and legal risk. The Asset Liability Committee ("ALCO") establishes and guides the Bank's strategic direction and risk tolerances related to Asset Liability Management ("ALM"), including interest rate risk. ALCO meets quarterly to monitor the Bank's performance against established standards as well a monitor the overall price, credit, interest rate and liquidity risk profile. The ALM policy is approved by the Board.

Interest Rate Risk. Interest rate risk represents the risk that changes in market interest rates will adversely affect our financial condition and results of operations. Our primary exposure to market risk is interest rate risk arising from differences in the repricing characteristics of our interest‑earning assets and interest‑bearing liabilities.

Management of Interest Rate Risk Management. Managing interest rate risk is an integral part of our overall risk management framework. Management’s objective is to control exposure to interest rate fluctuations while maintaining acceptable levels of profitability and capital adequacy. The Bank employs the services of outside firms to assist us in our asset and liability management and our analysis of market and interest rate risk.

We manage interest rate risk by monitoring repricing gaps, earnings sensitivity, and changes in the economic value of equity under various interest rate scenarios. The economic value of equity represents the difference between the estimated market value of assets and liabilities, including adjustments for off‑balance‑sheet items. Our balance sheet composition includes adjustable‑rate investment securities, home equity lines of credit, and certain commercial real estate loans tied to market indices such as the prime rate, the twelve‑month constant maturity treasury, TSOFR, or similar term FHLB borrowing rates. These instruments generally reprice more rapidly than fixed‑rate assets in rising interest rate environments. Deposit accounts may also reprice more quickly due to their shorter effective maturities.

Interest Rate Sensitivity Analysis. We use interest rate sensitivity analysis to evaluate our exposure to changes in market interest rates. This analysis measures the estimated change in the present value of expected cash flows from assets, liabilities, and off‑balance‑sheet instruments under a range of assumed interest rate movements.

The analysis models the impact of an instantaneous and sustained parallel shift in interest rates ranging from a 100 to 400 basis point increase or decrease, assuming no changes to management’s balance sheet strategies in response to those rate movements. At December 31, 2025, our balance sheet was more asset‑sensitive in the short‑term horizon, reflecting slower loan prepayment speeds driven by higher interest rates and deposit migration from non‑maturity deposits to certificates of deposit with shorter average lives.

Net Interest Income Sensitivity. The following table presents the estimated sensitivity of projected net interest income over a one-year horizon as of December 31, 2025, based on management’s assumptions regarding interest rates, loan prepayment behavior, deposit decay rates, and pricing characteristics of assets and liabilities.

	December 31, 2025
(dollars in thousands)	Projected Net Interest Income
Change in Interest Rates (basis points)	$ Amount	$ Change	% Change
+ 400	$73,892	$7,992	12.1%
+ 300	72,220	6,320	9.6
+ 200	70,372	4,472	6.8
+ 100	68,473	2,573	3.9
0	65,900	—	—
-100	63,730	(2,170)	(3.3)
-200	61,817	(4,083)	(6.2)
-300	59,736	(6,164)	(9.4)
-400	56,792	(9,108)	(13.8)

Key Assumptions and Limitations. The interest rate sensitivity analysis is based on a number of assumptions, including projected interest rate paths, loan prepayment rates, deposit decay rates, and the estimated market values of certain assets and liabilities under differing interest rate scenarios. Actual results may differ materially from those modeled due to changes in market conditions, customer behavior, or management actions.

This analysis has inherent limitations. Assets and liabilities with similar maturities or repricing characteristics may respond differently to changes in interest rates. Certain instruments include embedded features such as interest rate caps or floors that may limit repricing. In addition, changes in interest rates may significantly alter prepayment speeds on loans and early withdrawal behavior on certificates of deposit, which could differ from assumptions used in the models.

As a result, the modeled outcomes should not be considered precise forecasts but rather indicators of the potential direction and magnitude of interest rate risk exposure.

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

Our most liquid assets are cash and cash equivalents followed by available for sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $85.1 million and securities classified as available-for-sale had a market value of $270.3 million. We have pledged loan collateral with principal balances totaling $871.3 million to support borrowings from the FHLB of $260.0 million, with a remaining borrowing capacity of $204.4 million. We have also pledged collateral of $17.3 million to the Federal Reserve Bank of San Francisco to secure discount window advances; the Company has performed periodic borrowing tests on this line with the Federal Reserve; however, no such funds were borrowed as of December 31, 2025. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest maintains a $15.0 million line of credit with NexBank, with an available borrowing capacity of $1.5 million at year end, which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The line of credit matures in November 2026.

At December 31, 2025, we had $168.6 million in commitments to grant loans, undisbursed lines of credit, undisbursed construction commitments, and standby letters of credit. The Company also had unfunded partnership commitments totaling $2.3 million.

Customer CDs due within one year as of December 31, 2025, totaled $380.5 million, or 73.2% of total CDs. Brokered CDs due within one year as of December 31, 2025, totaled $70.4 million, or 13.5% of total CDs. Management believes a significant portion of our customer CDs will be renewed or rolled into new certificates of deposit given the current rate environment. If these maturing deposits are not renewed or rolled into other deposit products, we will seek other sources of funds, which may include borrowings and brokered deposits. We also attract and retain deposits by adjusting the interest rates offered, including the offering of promotional rates on certificates of deposit to encourage the renewal or rollover of maturing certificates of deposit and mitigate the risk of loss of these deposits. Depending on market conditions, we may pay higher rates on borrowings or brokered deposits than we currently pay on standard certificates of deposit or promotional rate offerings. However, rates on these sources of funds may also be less than what the market demands for customer deposits. We believe relationships developed by our sales teams, including our commercial relationship managers, branch managers and members of our branch network, and the general cash flows from our existing lending and investment activities, will afford us sufficient short- and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K.

First Fed has a diversified deposit base with approximately 64% of deposit account balances held by consumers, 31% held by business and public fund depositors, and 5% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at December 31, 2025. We estimate that 20-25% of our customer deposit balances, or $371.3 million, are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing liquidity.

The Company is a separate legal entity from the Bank and relies on dividends from its subsidiary, First Fed, the NexBank line of credit and future investment redemptions for liquidity to pay its operating expenses and other financial obligations. At December 31, 2025, the Company (on an unconsolidated basis) had liquid assets of $7,587,000.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the year ended December 31, 2025, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of December 31, 2025:

	Amount of Commitment Expiration
(dollars in thousands)	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	Beyond 5 Years	Total Amounts Committed
Commitments to originate loans:
Fixed-rate loans	$424	$—	$—	$—	$424
Variable-rate loans	323	—	—	—	323
Unfunded commitments under lines of credit	18,495	13,014	5,611	80,845	117,965
Unfunded commitments under existing construction loans	34,035	14,094	—	1,395	49,524
Standby letters of credit	208	—	—	200	408
Unfunded commitments under partnership agreements	2,270	—	—	—	2,270
Total	$55,755	$27,108	$5,611	$82,440	$170,914

Capital Resources

First Northwest is a financial holding company (a type of bank holding company) subject to regulation by the Federal Reserve. As a bank holding company, we are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Our subsidiary, First Fed, is subject to minimum capital requirements imposed by the FDIC. Capital adequacy requirements are quantitative measures established by regulation that require us to maintain minimum amounts and ratios of capital.

First Fed is subject to meeting minimum capital adequacy requirements for CET1 capital, Tier 1 risk-based capital, total risk-based capital, and tier 1 capital ("leverage"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

First Fed is subject to capital requirements adopted by the Federal Reserve and the FDIC. See Item 1, "Business-How We Are Regulated," and Note 12 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for additional information regarding First Northwest and First Fed’s regulatory capital requirements.

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of CET1, of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.55% at December 31, 2025, exceeding this requirement by over 3.00%.

Consistent with our goals to operate a sound and profitable organization, our policy for First Fed is to maintain its "well-capitalized" status in accordance with regulatory standards. At December 31, 2025, the Bank and consolidated Company exceeded all regulatory capital requirements, and the Bank was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results at December 31, 2025.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I leverage capital (to average assets)
Bank only	$198,895	9.5%	$83,639	4.0%	$104,549	5.0%
Common equity tier I (to risk-weighted assets)
Bank only	198,895	12.5	71,656	4.5	103,504	6.5
Tier I risk-based capital (to risk-weighted assets)
Bank only	198,895	12.5	95,542	6.0	127,389	8.0
Total risk-based capital (to risk-weighted assets)
Bank only	215,737	13.6	127,389	8.0	159,236	10.0

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this report have been prepared according to generally accepted accounting principles in the U.S., which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

First Northwest Bancorp and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Northwest Bancorp and Subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans (ACLL) balance was $17 million as of December 31, 2025. The ACLL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

We identified management's application of historical losses including reasonable and supportable forecasts of future economic conditions in the discounted cash flow model, and management's estimation of qualitative risk factors, which are both components of the ACLL calculation, as a critical audit matter. Baseline loss rates are calculated using peer institution data related to historical losses.

Historical losses are adjusted for management’s consideration of the forecasted direction of the economic and business environment. The Company also considers other qualitative risk factors to adjust the estimated ACLL.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

●

Evaluating the design and tested the operating effectiveness of controls related to management's calculation of the ACLL, including controls over the reasonableness of historical losses and forecasted economic conditions related to national gross domestic product and unemployment figures, as well as the application of qualitative and environmental adjustments.

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

/s/ Baker Tilly US, LLP

Everett, Washington

March 12, 2026

We have served as the Company's auditor since 2002.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$15,530	$16,811
Interest-bearing deposits in banks	69,587	55,637
Investment securities available for sale, at fair value (amortized cost of $295,849 and $376,265, respectively)	270,310	340,344
Loans held for sale	1,063	472
Loans receivable (net of allowance for credit losses on loans of $16,987 and $20,449)	1,612,028	1,675,186
Federal Home Loan Bank ("FHLB") stock, at cost	13,105	14,435
Accrued interest receivable	6,498	8,159
Premises and equipment, net	8,464	10,129
Servicing rights on sold loans, at fair value	3,014	3,281
Bank-owned life insurance ("BOLI"), net	42,382	41,150
Equity and partnership investments	15,489	13,229
Goodwill and other intangible assets	1,062	1,082
Deferred tax asset, net	13,638	13,738
Right-of-use ("ROU") asset, net	15,596	17,001
Prepaid expenses and other assets	20,129	21,352
Total assets	$2,107,895	$2,232,006

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,599,101	$1,688,026
Borrowings, net	308,143	336,014
Accrued interest payable	1,223	3,295
Lease liability, net	16,439	17,535
Accrued expenses and other liabilities	24,301	31,770
Advances from borrowers for taxes and insurance	1,424	1,484
Total liabilities	1,950,631	2,078,124
Commitments and Contingencies (Note 14)

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,467,925 and 9,353,348 shares issued and outstanding at December 31, 2025 and 2024, respectively	95	93
Additional paid-in capital	93,803	93,357
Retained earnings	91,699	97,198
Accumulated other comprehensive loss, net of tax	(22,398)	(30,172)
Unearned employee stock ownership plan (ESOP) shares	(5,935)	(6,594)
Total shareholders' equity	157,264	153,882
Total liabilities and shareholders' equity	$2,107,895	$2,232,006

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans receivable	$90,290	$93,752
Interest on investment securities	13,484	15,025
Interest-bearing deposits and other	2,045	2,348
FHLB dividends	1,182	1,215
Total interest income	107,001	112,340
INTEREST EXPENSE
Deposits	37,020	42,427
Borrowings	12,682	13,593
Total interest expense	49,702	56,020
Net interest income	57,299	56,320
PROVISION FOR CREDIT LOSSES
Provision for credit losses on loans	7,320	16,716
Recapture of provision for credit losses on unfunded commitments	(5)	(218)
Provision for credit losses	7,315	16,498
Net interest income after provision for credit losses	49,984	39,822
NONINTEREST INCOME
Loan and deposit fees	4,359	4,291
Sold loan servicing fees and servicing rights mark-to-market	429	188
Net gain on sale of loans	112	312
Net loss on sale of investment securities	—	(2,117)
Net gain on sale of premises and equipment	—	7,919
Increase in BOLI cash surrender value, net	1,889	1,179
Income from BOLI death benefit, net	1,059	1,536
Other income (loss)	3,791	(694)
Total noninterest income	11,639	12,614
NONINTEREST EXPENSE
Compensation and benefits	28,808	32,665
Data processing	7,868	8,102
Occupancy and equipment	6,143	6,151
Supplies, postage, and telephone	1,320	1,266
Regulatory assessments and state taxes	2,226	1,978
Advertising	1,136	1,457
Professional fees	6,851	3,105
FDIC insurance premium	1,732	1,883
Legal settlement paid	5,740	—
Other expense	5,233	3,386
Total noninterest expense	67,057	59,993
Loss before benefit from provision for income taxes	(5,434)	(7,557)
Benefit from provision for income taxes	(1,243)	(944)
Net loss	$(4,191)	$(6,613)

Basic and diluted loss per common share	$(0.48)	$(0.75)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Net loss	$(4,191)	$(6,613)

Other comprehensive income (loss):
Unrealized holding gains on investments available for sale arising during the period	10,382	289
Tax effect	(2,230)	(63)
Net actuarial gains (losses) on defined benefit ("DB") plan assets	126	(252)
Tax effect	(27)	54
Amortization of unrecognized DB plan prior service cost	150	150
Tax effect	(31)	(32)
Reclassification adjustment for change in fair value of hedged items	(760)	834
Tax effect	164	(179)
Reclassification adjustment for net losses on sales of securities realized in income	—	2,117
Tax effect	—	(454)
Other comprehensive income, net of tax	7,774	2,464
Comprehensive income (loss)	$3,583	$(4,149)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity
Balance at December 31, 2023	9,611,876	$96	$95,784	$107,349	$(7,253)	$(32,636)	$163,340
Net loss				(6,613)			(6,613)
Common stock repurchased	(312,288)	(3)	(3,160)	(894)			(4,057)
Restricted stock award grants, net of forfeitures	66,924	—	—				—
Restricted stock awards canceled	(13,164)	—	(187)				(187)
Other comprehensive income, net of tax						2,464	2,464
Share-based compensation			957				957
ESOP shares committed to be released			(37)		659		622
Cash dividends declared and paid ($0.28 per share)				(2,644)			(2,644)

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882

Net loss				(4,191)			(4,191)
Restricted stock award grants, net of forfeitures	125,798	2	—				2
Restricted stock awards canceled	(11,221)	—	(113)				(113)
Other comprehensive income, net of tax						7,774	7,774
Share-based compensation			733				733
ESOP shares committed to be released			(174)		659		485
Cash dividends declared and paid ($0.14 per share)				(1,308)			(1,308)
Balance at December 31, 2025	9,467,925	$95	$93,803	$91,699	$(5,935)	$(22,398)	$157,264

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,191)	$(6,613)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,248	1,412
Amortization of core deposit intangible	20	3
Amortization and accretion of premiums and discounts on investments, net	(25)	611
Accretion of deferred loan fees and purchased premiums, net	(1,784)	(1,535)
Amortization of debt issuance costs	72	78
Change in fair value of sold loan servicing rights	280	550
Additions to servicing rights on sold loans, net	(13)	(38)
Provision for credit losses on loans	7,320	16,716
Recapture of provision for credit losses on unfunded commitments	(5)	(218)
Deferred income taxes, net	(2,014)	(1,409)
Allocation of ESOP shares	485	622
Share-based compensation expense	733	957
Gain on sale of loans, net	(112)	(312)
Loss on sale of securities available for sale, net	—	2,117
Gain on extinguishment of subordinated debt	(848)	—
Increase in cash surrender value of life insurance, net	(1,889)	(1,179)
Income from death benefit on bank-owned life insurance, net	(1,059)	(1,536)
Origination of loans held for sale	(25,166)	(22,197)
Proceeds from loans held for sale	31,168	22,790
Legal settlement paid	(5,740)	—
Insurance reimbursement	1,681	—
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	1,661	(265)
Decrease (increase) in ROU asset	1,405	(10,954)
Decrease in prepaid expenses and other assets	476	2,380
Decrease in accrued interest payable	(2,072)	(101)
(Decrease) increase in lease liabilities	(1,096)	11,107
(Decrease) increase in accrued expenses and other liabilities	(3,293)	3,890
Net cash (used) provided by operating activities	(2,758)	16,876

Cash flows from investing activities:
Purchase of securities available for sale	(5,534)	(99,963)
Proceeds from maturities, calls, and principal repayments of securities available for sale	85,976	33,874
Proceeds from sales of securities available for sale	—	21,048
Redemption (purchase) of FHLB stock	1,330	(771)
Early surrender of bank-owned life insurance policy	9,375	14,616
Purchase of bank-owned life insurance	(9,109)	(14,616)
Proceeds from bank-owned life insurance death benefit	1,968	1,602
Net decrease (increase) in loans receivable	49,762	(47,849)
Proceeds from sale of premises and equipment	417	6,508
Capital contributions to partnership investments	(990)	(6,502)
Redemption of partnership investment	—	5,931
Capital disbursements from partnership agreements	794	1,067
Capital contributions to low-income housing tax credit partnerships	(1,051)	(2,011)
Net cash provided (used) by investing activities	132,938	(87,066)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from financing activities:
Net (decrease) increase in deposits	$(88,925)	$11,134
Proceeds from long-term FHLB advances	30,000	105,000
Repayment of long-term FHLB advances	(30,000)	(25,000)
Net decrease in short-term FHLB advances	(30,000)	(65,000)
Redemption of subordinated debt, net	(4,095)	—
Net increase in line of credit	7,000	—
Net (decrease) increase in advances from borrowers for taxes and insurance	(60)	224
Payment of dividends	(1,318)	(2,645)
Restricted stock awards canceled	(113)	(187)
Repurchase of common stock	—	(4,057)
Net cash (used) provided by financing activities	(117,511)	19,469
Net increase (decrease) in cash and cash equivalents	12,669	(50,721)
Cash and cash equivalents at beginning of year	72,448	123,169
Cash and cash equivalents at end of year	$85,117	$72,448

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$51,832	$56,121
Cash paid for income taxes	12	83

Supplemental disclosures of noncash investing activities:
Change in unrealized loss on securities available for sale	$10,382	$2,406
Change in unrealized (loss) gain on fair value hedge	(760)	834
Change in unrealized gain (loss) on DB Plan	126	(252)
Amortization of unrecognized DB plan prior service cost	150	150
Loan principal transferred from held-for-investment to held-for-sale	6,480	—
Loan principal transferred to real estate owned and repossessed assets, net	1,380	—
Lease liabilities arising from obtaining right-of-use assets	1,264	12,158
Series A equity investment acquired upon conversion of commercial business loan	1,260	—
Write-down of equity investment	—	(1,762)

See accompanying notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of operations - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Fed Bank ("First Fed" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization (the "Conversion"). First Northwest and the Bank are collectively referred to as the "Company." On August 5, 2022, First Northwest's election to be treated as a financial holding company became effective, allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities. First Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Fed. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of assets and liabilities, revenues and expenses, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to a determination of the allowance for credit losses, fair value of financial instruments, deferred tax assets and liabilities, and the valuation of collateral-dependent loans.

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

Restricted assets - Federal Reserve Board regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank of San Francisco. The deposit requirement was zero at both  December 31, 2025 and 2024. First Fed was in compliance with its reserve requirements at December 31, 2025 and 2024.

Investment securities - Investments in debt securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when First Fed has the positive intent and ability to hold those securities to maturity. First Fed had no held-to-maturity or trading securities at December 31, 2025 and 2024.

Securities that are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Investment securities categorized as available for sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at fair value, with the unrealized holding gain or loss reported in other comprehensive income, net of tax, as a separate component of shareholders' equity. Realized gains or losses are determined using the amortized cost basis of securities sold using the specific identification method and are included in earnings. Dividend and interest income on investments are recognized when earned. Premiums and discounts on securities without call features are recognized in interest income using the level yield method over the period to maturity. Premiums on securities with call features are amortized to the earliest call date.

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

Federal Home Loan Bank stock - First Fed’s investment in Federal Home Loan Bank of Des Moines (FHLB) stock is carried at cost, which approximates fair value. As a member of the FHLB system, First Fed is required to maintain a minimum investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2025 and 2024, First Fed’s minimum investment requirement was approximately $13.1 million and $14.4 million, respectively. First Fed was in compliance with the FHLB minimum investment requirement at December 31, 2025 and 2024. First Fed  may request redemption at par value of any stock in excess of the amount First Fed is required to hold. Stock redemptions are granted at the discretion of the FHLB.

Management evaluates FHLB stock for impairment based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB compared with the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. Based on its evaluation, First Fed did not recognize a loss on its FHLB stock at December 31, 2025 and 2024.

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

Loans receivable - Loans are stated at the amount of unpaid principal, net of charge-offs, unearned income, allowance for credit losses on loans ("ACLL") and any deferred fees or costs. Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned. The estimated life is adjusted for prepayments.

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

Loan fees and purchased premiums - Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment to the yield of the loan over the contractual life using the effective interest method. In the event a loan is sold, the remaining deferred loan origination fees and/or costs are recognized as a component of gains or losses on the sale of loans. We may pay a purchase premium or receive a purchase discount on fully originated loans that we purchase. Premiums and discounts are capitalized at the time of purchase and amortized as an adjustment to the yield over the contractual life using the effective interest method and included in interest income.

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

For each loan segment collectively measured, the baseline loss rates are calculated using peer institution data from Federal Financial Institutions Examinations Council ("FFIEC") Call Report filings. The Bank evaluates the historical period on a quarterly basis. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan to determine the baseline loss estimate for each loan. Estimated cashflows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cashflows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as the SBA or the United States Department of Agriculture, or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a modification agreement will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CECL methodology includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets two forecasted macroeconomic factors, which are national gross domestic product and unemployment figures. Each of the forecasted DCF segments is impacted by these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year.

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

In general, management's estimate of the ACLL uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses on loans evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACLL. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACLL at  December 31, 2025, is appropriate given the above considerations.

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

Real estate owned and repossessed assets - Real estate owned and repossessed assets include real estate and personal property acquired through foreclosure or repossession and may include in-substance foreclosed properties. These properties are initially recorded at the fair market value of the property less selling costs. Properties are subsequently evaluated for impairment. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. At  December 31, 2025, there was $1.4 million of one-to-four family residential real estate included in other assets on the Consolidated Balance Sheets which was acquired during the year.

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

Equity and partnership investments - Equity investments include amounts invested in non-publicly traded stock. Investments in non-publicly traded stock are measured at cost, less impairment, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. The recorded balance of these equity investments was $1.8 million and $500,000 at  December 31, 2025 and 2024, respectively.

Partnership investments include limited partnerships in investment funds and other business ventures. Partnership investments that do not result in consolidation of the investee are accounted for under the equity method of accounting. The Company's allocated share of earnings or losses are recorded in other noninterest income. The recorded balance of these partnership investments was $13.7 million and $12.7 million at  December 31, 2025 and 2024, respectively.

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

Core deposit intangible - A core deposit intangible ("CDI") asset is recognized from the assumption of core deposit liabilities in connection with the acquisition of deposits from another financial institution. The asset is valued by a third party and is amortized into noninterest expense over its estimated useful life. The CDI is evaluated for impairment annually with any additional decline recorded as noninterest expense on the Consolidated Statements of Operations.

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

First Fed sold mortgage loans in the past with "life of the loan" recourse provisions, requiring First Fed to repurchase the loan at any time if it defaults. The remaining balance of such loans at December 31, 2025 and 2024, was approximately $1.2 million and $1.5 million, respectively. Of these loans, no loans were repurchased during the years ended  December 31, 2025 or 2024. No reserve is recorded for these loans in other liabilities.

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

Gains/losses on the sale of real estate owned are included in noninterest income or expense, respectively, and are generally recognized when the performance obligation is complete. This accounting treatment is typically at delivery of control over the property to the buyer at the time of each real estate closing.

Advertising costs - First Fed expenses advertising costs as they are incurred.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The ASU also requires that all entities disclose income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The adoption of this ASU is reflected in the presentation of Note 10 of the Company's consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which clarifies the accounting for costs related to internal-use software. The new guidance clarifies the threshold entities apply to begin capitalizing costs and removes all references to project stages in ASC Subtopic 350-40. ASU 2025-06 is effective for the Company for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company does not anticipate this ASU will have a material impact on its financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial instruments – Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition ("purchased seasoned loans") by recognizing them at their purchase price plus an allowance for expected credit losses (the "gross-up approach"). ASU 2025-08 also introduces an accounting policy election related to the subsequent measurement of expected credit losses for entities that use a method other than a discounted cash flow analysis to estimate credit losses on purchased seasoned loans. If this accounting policy is elected, entities can use the amortized cost basis of the asset to subsequently measure their credit loss allowance. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-08 on its consolidated financial statements.

Reclassifications - Certain amounts in prior periods have been reclassified to conform to the current audited financial statement presentation with no effect on net income or shareholders' equity.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2025, are summarized as follows:

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$92,148	$—	$(11,896)	$80,252	$—
U.S. government agency issued asset-backed securities (ABS agency)	11,927	28	(12)	11,943	—
Corporate issued asset-backed securities (ABS corporate)	7,963	2	(4)	7,961	—
Corporate issued debt securities (Corporate debt)	39,772	251	(1,222)	38,801	—
U.S. Small Business Administration securities (SBA)	6,293	18	(18)	6,293	—
Mortgage-Backed Securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	101,618	379	(10,341)	91,656	—
Non-agency issued mortgage-backed securities (MBS non-agency)	36,128	4	(2,728)	33,404	—
Total securities available for sale	$295,849	$682	$(26,221)	$270,310	$—

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2024, are summarized as follows:

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$93,212	$—	$(15,336)	$77,876	$—
ABS agency	12,944	16	(84)	12,876	—
ABS corporate	16,065	62	(5)	16,122	—
Corporate debt	58,106	55	(3,670)	54,491	—
SBA	8,664	18	(16)	8,666	—
Mortgage-Backed Securities
MBS agency	111,372	83	(12,758)	98,697	—
MBS non-agency	75,902	4	(4,290)	71,616	—
Total securities available for sale	$376,265	$238	$(36,159)	$340,344	$—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no securities classified as held-to-maturity at  December 31, 2025 and 2024. There was no allowance for credit losses on investment securities recorded at December 31, 2025 and 2024, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $1.5 million and $2.0 million as of December 31, 2025 and 2024, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2025:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Municipal bonds	$—	$—	$(11,896)	$80,252	$(11,896)	$80,252
ABS agency	—	—	(12)	4,116	(12)	4,116
ABS corporate	—	—	(4)	958	(4)	958
Corporate debt	(8)	993	(1,214)	27,570	(1,222)	28,563
SBA	(5)	643	(13)	2,380	(18)	3,023
Mortgage-Backed Securities
MBS agency	(31)	3,871	(10,310)	57,375	(10,341)	61,246
MBS non-agency	—	—	(2,728)	31,154	(2,728)	31,154
Total	$(44)	$5,507	$(26,177)	$203,805	$(26,221)	$209,312

The following table shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2024:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
Municipal bonds	$—	$—	$(15,336)	$77,876	$(15,336)	$77,876
ABS Agency	(21)	2,957	(63)	6,311	(84)	9,268
ABS Corporate	—	—	(5)	2,798	(5)	2,798
Corporate debt	—	—	(3,670)	46,355	(3,670)	46,355
SBA	(16)	3,093	—	—	(16)	3,093
Mortgage-Backed Securities
MBS agency	(545)	26,531	(12,213)	51,181	(12,758)	77,712
MBS non-agency	(71)	9,352	(4,219)	57,470	(4,290)	66,822
Total	$(653)	$41,933	$(35,506)	$241,991	$(36,159)	$283,924

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 4 available-for-sale securities with unrealized losses of less than one year, and 131 available-for-sale securities with an unrealized loss of more than one year at December 31, 2025. There were 22 available-for-sale securities with unrealized losses of less than one year, and 144 available-for-sale securities with an unrealized loss of more than one year at December 31, 2024. Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. Management does not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend to sell the securities in an unrealized loss position and believes that it is unlikely that we will be required to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at  December 31, 2025 or December 31, 2024.

The amortized cost and estimated fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated. Expected maturities of MBS may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; therefore, these securities are shown separately.

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Mortgage-backed securities:
Due within one year	$4,602	$4,603	$26,690	$26,509
Due after one through five years	6,912	6,856	11,564	11,539
Due after five through ten years	7,215	7,012	8,080	7,609
Due after ten years	119,017	106,589	140,940	124,656
Total mortgage-backed securities	137,746	125,060	187,274	170,313
All other investment securities:
Due within one year	1,000	959	—	—
Due after one through five years	24,082	23,620	21,559	20,751
Due after five through ten years	45,356	41,453	58,535	53,321
Due after ten years	87,665	79,218	108,897	95,959
Total all other investment securities	158,103	145,250	188,991	170,031
Total investment securities	$295,849	$270,310	$376,265	$340,344

Sales of available-for-sale securities were as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Proceeds from sales	$—	$21,048
Gross realized gains	—	—
Gross realized losses	—	(2,117)

Note 3 - Loans Receivable

The loan portfolio is comprised of three portfolio segments that reflect the Company’s lending strategy and risk management practices. These segments include Real Estate Loans, Consumer Loans, and Commercial Business Loans. Each portfolio segment is further disaggregated into classes of loans with similar attributes and risk characteristics. Management uses these segment and class groupings to evaluate portfolio performance and determine the allowance for credit losses.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $21.5 million and $19.1 million as of December 31, 2025 and 2024, respectively. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $5.0 million and $6.0 million as of December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of derivative basis adjustment and ACLL, consisted of the following at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Real Estate:
One-to-four family	$376,731	$395,315
Multi-family	288,529	332,596
Commercial real estate	402,683	390,379
Construction and land	61,268	78,110
Total real estate loans	1,129,211	1,196,400
Consumer:
Home equity	85,088	79,054
Auto and other consumer	283,502	268,876
Total consumer loans	368,590	347,930
Commercial business loans	130,311	151,493
Total loans receivable	1,628,112	1,695,823
Less:
Derivative basis adjustment	(903)	188
Allowance for credit losses on loans	16,987	20,449
Total loans receivable, net	$1,612,028	$1,675,186

Loans receivable by the earliest of next repricing date or maturity, at the dates indicated:

(dollars in thousands)	December 31, 2025	December 31, 2024
Adjustable-rate loans
Due within one year	$412,034	$391,843
After one but within five years	312,494	323,885
After five but within ten years	28,341	50,004
After ten years	41	—
Total adjustable-rate loans	752,910	765,732
Fixed-rate loans
Due within one year	$72,026	$77,600
After one but within five years	133,589	148,388
After five but within ten years	157,870	180,519
After ten years	511,717	523,584
Total fixed-rate loans	875,202	930,091
Total loans receivable	$1,628,112	$1,695,823

The adjustable-rate loans have interest rate adjustment limitations and are generally indexed to multiple indices. Future market factors may affect the correlation of adjustable loan interest rates with the rates First Fed pays on the short-term deposits that have been primarily used to fund such loans.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of nonaccrual loans by loan class at the dates indicated:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
One-to-four family	$91	$2,181	$2,272	$364	$1,113	$1,477
Commercial real estate	5	9,740	9,745	4	5,594	5,598
Construction and land	7	5,139	5,146	10	19,534	19,544
Home equity	53	—	53	55	—	55
Auto and other consumer	25	1,061	1,086	—	700	700
Commercial business loans	303	3,990	4,293	2,537	604	3,141
Total nonaccrual loans	$484	$22,111	$22,595	$2,970	$27,545	$30,515

Interest income recognized on a cash basis on nonaccrual loans for the years ended  December 31, 2025 and 2024, was $132,000 and $201,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at December 31, 2025 and 2024.

The following table presents the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of December 31, 2025:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans receivable
Real Estate:
One-to-four family	$867	$1,288	$523	$2,678	$374,053	$376,731
Multi-family	—	—	—	—	288,529	288,529
Commercial real estate	3,435	—	—	3,435	399,248	402,683
Construction and land	1	—	5,146	5,147	56,121	61,268
Total real estate loans	4,303	1,288	5,669	11,260	1,117,951	1,129,211
Consumer:
Home equity	—	—	53	53	85,035	85,088
Auto and other consumer	3,565	528	1,062	5,155	278,347	283,502
Total consumer loans	3,565	528	1,115	5,208	363,382	368,590
Commercial business loans	19	2,686	270	2,975	127,336	130,311
Total loans receivable	$7,887	$4,502	$7,054	$19,443	$1,608,669	$1,628,112

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of December 31, 2024:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total loans receivable
Real Estate:
One-to-four family	$333	$321	$839	$1,493	$393,822	$395,315
Multi-family	876	—	—	876	331,720	332,596
Commercial real estate	—	—	5,594	5,594	384,785	390,379
Construction and land	17	8,150	11,384	19,551	58,559	78,110
Total real estate loans	1,226	8,471	17,817	27,514	1,168,886	1,196,400
Consumer:
Home equity	53	—	—	53	79,001	79,054
Auto and other consumer	2,905	437	700	4,042	264,834	268,876
Total consumer loans	2,958	437	700	4,095	343,835	347,930
Commercial business loans	676	—	604	1,280	150,213	151,493
Total loans receivable	$4,860	$8,908	$19,121	$32,889	$1,662,934	$1,695,823

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2025, as well as gross charge-off activity for the year ended December 31, 2025. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination (1)						Revolving	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$7,571	$4,066	$8,065	$128,413	$109,134	$113,570	$—	$370,819
Watch (Grade 4)	—	387	—	292	—	2,355	—	3,034
Special Mention (Grade 5)	—	—	—	529	—	43	—	572
Substandard (Grade 6)	—	—	—	259	—	2,047	—	2,306
Total one-to-four family	7,571	4,453	8,065	129,493	109,134	118,015	—	376,731
Gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	8,081	17,738	17,820	80,638	51,091	37,775	—	213,143
Watch (Grade 4)	5,825	9,732	—	22,204	24,889	4,902	—	67,552
Special Mention (Grade 5)	4,531	—	3,303	—	—	—	—	7,834
Total multi-family	18,437	27,470	21,123	102,842	75,980	42,677	—	288,529
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	61,864	21,177	44,009	50,828	70,765	89,639	—	338,282
Watch (Grade 4)	3,671	7,572	—	12,118	6,204	3,120	—	32,685
Special Mention (Grade 5)	—	—	—	4,251	3,419	1,771	—	9,441
Substandard (Grade 6)	9,740	—	—	5	12,530	—	—	22,275
Total commercial real estate	75,275	28,749	44,009	67,202	92,918	94,530	—	402,683
Gross charge-offs	985	—	—	—	5,586	—	—	6,571
Construction and Land
Pass (Grades 1-3)	26,259	24,510	351	1,571	1,477	422	—	54,590
Watch (Grade 4)	—	1,532	—	—	—	—	—	1,532
Substandard (Grade 6)	—	—	5,139	—	—	7	—	5,146
Total construction and land	26,259	26,042	5,490	1,571	1,477	429	—	61,268
Gross charge-offs	—	—	1,884	—	—	—	—	1,884
Home Equity
Pass (Grades 1-3)	6,552	4,290	4,257	4,841	3,641	6,138	54,422	84,141
Watch (Grade 4)	—	117	182	132	—	23	280	734
Special Mention (Grade 5)	—	—	—	—	—	9	101	110
Substandard (Grade 6)	—	—	—	—	—	50	53	103
Total home equity	6,552	4,407	4,439	4,973	3,641	6,220	54,856	85,088
Gross charge-offs	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	65,818	54,755	30,871	41,590	50,744	32,830	822	277,430
Watch (Grade 4)	—	1,023	1,167	1,522	386	146	1	4,245
Special Mention (Grade 5)	79	126	393	43	24	76	—	741
Substandard (Grade 6)	—	85	640	262	—	99	—	1,086
Total auto and other consumer	65,897	55,989	33,071	43,417	51,154	33,151	823	283,502
Gross charge-offs	—	22	228	313	13	32	137	745
Commercial business
Pass (Grades 1-3)	11,921	21,923	12,145	5,452	2,889	19,955	41,274	115,559
Watch (Grade 4)	3,447	1,638	565	251	13	250	1,280	7,444
Special Mention (Grade 5)	—	1,457	99	910	211	112	130	2,919
Substandard (Grade 6)	334	96	169	3,514	276	—	—	4,389
Total commercial business	15,702	25,114	12,978	10,127	3,389	20,317	42,684	130,311
Gross charge-offs	692	434	—	2,478	2,015	686	—	6,305
Total loans
Pass (Grades 1-3)	188,066	148,459	117,518	313,333	289,741	300,329	96,518	1,453,964
Watch (Grade 4)	12,943	22,001	1,914	36,519	31,492	10,796	1,561	117,226
Special Mention (Grade 5)	4,610	1,583	3,795	5,733	3,654	2,011	231	21,617
Substandard (Grade 6)	10,074	181	5,948	4,040	12,806	2,203	53	35,305
Total loans receivable	$215,693	$172,224	$129,175	$359,625	$337,693	$315,339	$98,363	$1,628,112
Total gross charge-offs	$1,677	$456	$2,112	$2,791	$7,614	$718	$137	$15,505

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

	Term Loans by Year of Origination (1)						Revolving	Total
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$1,596	$10,315	$130,021	$116,245	$64,869	$65,927	$—	$388,973
Watch (Grade 4)	—	—	297	1,305	1,006	2,141	—	4,749
Special Mention (Grade 5)	—	—	—	—	—	78	—	78
Substandard (Grade 6)	—	—	273	—	840	402	—	1,515
Total one-to-four family	1,596	10,315	130,591	117,550	66,715	68,548	—	395,315
Gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	19,871	31,334	105,919	74,679	49,885	11,299	—	292,987
Watch (Grade 4)	8,755	—	1,764	23,051	1,278	976	—	35,824
Special Mention (Grade 5)	—	3,785	—	—	—	—	—	3,785
Total multi-family	28,626	35,119	107,683	97,730	51,163	12,275	—	332,596
Gross charge-offs	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	35,011	51,514	72,064	97,421	74,182	28,762	—	358,954
Watch (Grade 4)	552	3,779	10,371	—	—	767	—	15,469
Special Mention (Grade 5)	—	—	—	—	1,255	2,702	—	3,957
Substandard (Grade 6)	—	—	4	11,995	—	—	—	11,999
Total commercial real estate	35,563	55,293	82,439	109,416	75,437	32,231	—	390,379
Gross charge-offs	—	—	—	—	—	—	—	—
Construction and Land
Pass (Grades 1-3)	20,870	15,874	13,638	1,357	504	327	—	52,570
Watch (Grade 4)	213	5,531	—	222	—	30	—	5,996
Substandard (Grade 6)	8,150	11,384	—	—	—	10	—	19,544
Total construction and land	29,233	32,789	13,638	1,579	504	367	—	78,110
Gross charge-offs	—	4,389	—	—	—	—	—	4,389
Home Equity
Pass (Grades 1-3)	5,779	5,860	5,868	4,117	2,571	4,620	49,531	78,346
Watch (Grade 4)	122	—	65	—	35	61	326	609
Substandard (Grade 6)	—	—	—	—	55	11	33	99
Total home equity	5,901	5,860	5,933	4,117	2,661	4,692	49,890	79,054
Gross charge-offs	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	55,699	46,719	65,193	36,235	12,268	47,728	518	264,360
Watch (Grade 4)	848	786	980	52	217	496	—	3,379
Special Mention (Grade 5)	228	14	—	157	—	38	—	437
Substandard (Grade 6)	240	243	31	—	133	53	—	700
Total auto and other consumer	57,015	47,762	66,204	36,444	12,618	48,315	518	268,876
Gross charge-offs	—	505	1,536	92	17	237	107	2,494
Commercial business
Pass (Grades 1-3)	29,228	19,478	8,744	3,633	1,495	40,670	35,209	138,457
Watch (Grade 4)	—	136	1,064	314	—	—	3	1,517
Special Mention (Grade 5)	—	—	1,279	1,552	—	2	—	2,833
Substandard (Grade 6)	47	252	3,752	1,818	611	—	2,206	8,686
Total commercial business	29,275	19,866	14,839	7,317	2,106	40,672	37,418	151,493
Gross charge-offs	2,105	259	2,771	2,022	139	—	—	7,296
Total loans
Pass (Grades 1-3)	168,054	181,094	401,447	333,687	205,774	199,333	85,258	1,574,647
Watch (Grade 4)	10,490	10,232	14,541	24,944	2,536	4,471	329	67,543
Special Mention (Grade 5)	228	3,799	1,279	1,709	1,255	2,820	—	11,090
Substandard (Grade 6)	8,437	11,879	4,060	13,813	1,639	476	2,239	42,543
Total loans receivable	$187,209	$207,004	$421,327	$374,153	$211,204	$207,100	$87,826	$1,695,823
Total gross charge-offs	$2,105	$5,153	$4,307	$2,114	$156	$237	$107	$14,179
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

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral-dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral-dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded. Changes in the ACLL for all other individually evaluated loans is based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of December 31, 2025, $25.9 million of loans were individually evaluated with $151,000 of ACLL attributed to such loans. At December 31, 2025, two individually evaluated loans with recorded investments totaling $303,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $25.6 million were evaluated based on the underlying value of the collateral. One $4.5 million commercial real estate loan was accruing interest at year end, while all other individually evaluated loans were on nonaccrual status at December 31, 2025.

As of December 31, 2024, $35.8 million of loans were individually evaluated with $2.5 million of ACLL attributed to such loans. At December 31, 2024, three individually evaluated loans with recorded investments totaling $2.5 million were evaluated using a discounted cash flow approach and the remaining loans totaling $33.2 million were evaluated based on the underlying value of the collateral. One $6.4 million commercial real estate loan was accruing interest at year end, while the remaining individually evaluated loans were all on nonaccrual status at December 31, 2024.

Collateral-Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral-dependent loans by class and collateral type as of December 31, 2025:

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
One-to-four family	$2,181	$—	$—	$—	$—	$—	$2,181
Multi-family	—	—	4,531	—	—	—	4,531
Commercial real estate	—	—	—	6,306	3,435	—	9,741
Construction and land	—	5,139	—	—	—	—	5,139
Commercial business	2,875	7	—	—	—	1,108	3,990
Total collateral-dependent loans	$5,056	$5,146	$4,531	$6,306	$3,435	$1,108	$25,582

The following table summarizes individually evaluated collateral dependent loans by class and collateral type as of December 31, 2024:

	Collateral Type
(dollars in thousands)	Single Family Residence	Warehouse	Condominium	Automobile	Business Assets	Total
One-to-four family	$1,113	$—	$—	$—	$—	$1,113
Commercial real estate	—	11,995	—	—	—	11,995
Construction and land	8,150	—	11,384	—	—	19,534
Commercial business	—	—	—	—	604	604
Total collateral-dependent loans	$9,263	$11,995	$11,384	$—	$604	$33,246

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

During the year ended December 31, 2025, there were three new MLTB. The Bank agreed to modify the rate, extend the interest-only payment period and extend the term for a commercial real estate loan which had a recorded investment of $5.5 million at the time of modification. This commercial real estate loan was in compliance with the modified terms at December 31, 2025. The Bank also agreed to defer payments on a commercial real estate loan with a recorded investment of $4.1 million at the time of modification. This commercial real estate loan was not in compliance with the modified terms at year end and was placed on nonaccrual status. A previously charged-off commercial business loan was reinstated with term and rate modifications. The commercial business loan was not in compliance with the modified terms at December 31, 2025, and was placed on nonaccrual status.

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

Note 4 - Allowance for Credit Losses on Loans ("ACLL")

The Company maintains an ACLL in accordance with ASC 326: Financial Instruments - Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime credit losses on loans at the time of origination or acquisition. The recognition of credit losses at origination or acquisition represents the Company’s best estimate of lifetime expected credit losses, given the facts and circumstances associated with a particular loan or group of loans with similar risk characteristics. The ACLL is recognized in loans receivable on the Consolidated Balance Sheets and is adjusted as a provision (recapture of provision) for credit losses on loans on the Consolidated Statements of Operations. The Company adopted ASU 2016-13 effective January 1, 2023, as discussed in Note 1.

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Year Ended December 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$4,757	$—	$—	$(968)	$3,789
Multi-family	2,493	—	—	(35)	2,458
Commercial real estate	2,410	(6,571)	32	7,534	3,405
Construction and land	576	(1,884)	5	1,964	661
Home equity	1,322	—	—	7	1,329
Auto and other consumer	2,687	(745)	198	(184)	1,956
Commercial business	6,204	(6,305)	4,488	(998)	3,389
Total	$20,449	$(15,505)	$4,723	$7,320	$16,987

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
One-to-four family	$2,975	$—	$44	$1,738	$4,757
Multi-family	1,154	—	—	1,339	2,493
Commercial real estate	3,671	—	2	(1,263)	2,410
Construction and land	1,889	(4,389)	—	3,076	576
Home equity	1,077	—	—	245	1,322
Auto and other consumer	4,409	(2,494)	320	452	2,687
Commercial business	2,335	(7,296)	36	11,129	6,204
Total	$17,510	$(14,179)	$402	$16,716	$20,449

Allowance for Credit Losses on Unfunded Loan Commitments ("ACLUC"). The Company maintains an ACLUC in accordance with ASC 326: Financial Instruments - Credit Losses, as discussed in Note 1. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $594,000 and $599,000 at December 31, 2025 and 2024, respectively.

Note 5 - Premises and Equipment

Premises and equipment consist of the following as of:

(dollars in thousands)	December 31, 2025	December 31, 2024
Land	$676	$676
Buildings	3,652	3,652
Building improvements	10,450	11,235
Furniture, fixtures, and equipment	6,447	7,483
Software	549	592
Automobiles	12	66
Construction in progress	392	6
Total premises and equipment	22,178	23,710
Less accumulated depreciation and amortization	(13,714)	(13,581)
Premises and equipment, net of accumulated depreciation and amortization	$8,464	$10,129

Depreciation expense was $1.2 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company recorded a $358,000 impairment loss on its Bellevue branch leasehold improvements and equipment related to the announced closure of the branch in April 2026. These charges were recorded in other noninterest expense.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Leases

The Bank has lease agreements with unaffiliated parties for fifteen locations, comprised of eleven full-service branches, three business centers, and a parking easement. Lease expirations range from one to twenty years, with additional renewal options on certain leases ranging from two to ten years. If the exercise of a renewal option is considered to be reasonably certain, the Company includes the extended term in the calculation of the right-of-use asset and lease liability. At December 31, 2025, the Company's ROU assets and lease liabilities were $15.6 million and $16.4 million, respectively.

Total costs incurred by the Company, as a lessee, were $2.7 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively, and principally related to contractual lease payments on operating leases. The Company's leases do not impose significant covenants or other restrictions on the Company. In the second quarter of 2025, the Bank consolidated its Bellevue and Fremont business centers into a new location. As a result, the ROU asset and lease liability balances decreased $1.9 million for the terminated leases and increased $1.3 million related to the lease for the new Seattle business center. An additional decrease of $185,000 was recorded in the fourth quarter of 2025 related to the announced closure of the Bellevue branch in April 2026.

The following table presents amounts relevant to the Company's assets leased for use in its operations for the years ended:

(dollars in thousands)	December 31, 2025	December 31, 2024
Operating cash flows from operating leases	$2,704	$2,256
Right of use assets obtained in exchange for new operating lease liabilities	1,264	12,158

The following table presents the weighted-average remaining lease terms and discount rates of the Company's assets leased for use in its operations at:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term of operating leases (in years)	12.0	12.4
Weighted-average discount rate of operating leases	7.8%	7.3%

All lease agreements require the Bank to pay its pro-rata share of building operating expenses. The minimum annual lease payments under non-cancellable operating leases with initial or remaining terms of one year or more through the initial lease term are as follows:

(dollars in thousands)	December 31, 2025
Twelve-month period ending:
2026	$2,125
2027	2,197
2028	2,124
2029	2,102
2030	2,143
Thereafter	16,447
Total minimum payments required	$27,138
Less imputed interest	10,699
Present value of lease liabilities	$16,439

Note 7 - Servicing Rights on Sold Loans

Mortgage loans serviced for FHLB, Fannie Mae, and Freddie Mac are not included in the accompanying consolidated balance sheets. Selected commercial loan balances have also been sold in whole or in part to various participants, including the Main Street Lending Program, with servicing retained by First Fed and are not included in the accompanying consolidated balance sheets. The unpaid principal balances of serviced loans, primarily mortgage loans, were $301.6 million and $329.3 million at December 31, 2025 and 2024, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$3,281	$3,793
Additions	13	38
Change in fair value	(280)	(550)
Balance at end of period	$3,014	$3,281

The key economic assumptions used in determining the fair value of loan servicing rights for the periods shown are as follows:

	For the Year Ended December 31,
	2025	2024
Constant prepayment rate	5.9%	6.8%
Weighted-average life (years)	6.3	6.4
Yield to maturity discount	11.0%	11.8%

The fair values of loan servicing rights were approximately $3.0 million and $3.3 million at December 31, 2025 and 2024, respectively. See Note 15 Fair Value Measurement for additional information.

The following represents servicing and late fees earned in connection with loan servicing rights and is included in the accompanying consolidated financial statements as a component of noninterest income for the periods shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Servicing fees	$705	$736
Late fees	8	11

The following table represents the hypothetical effect on the fair value of the Company's loan servicing rights using unfavorable shock analyses of certain key valuation assumptions as of December 31, 2025 and 2024. This analysis is presented for hypothetical purposes only. As the amounts indicate, changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Servicing right fair value	$3,014	$3,281

Constant prepayment rate assumption (weighted-average)	5.9%	6.8%
Impact on fair value with a 10% adverse change in prepayment speed	$(104)	$(129)
Impact on fair value with a 20% adverse change in prepayment speed	$(194)	$(176)

Yield to maturity discount assumption (weighted-average)	11.0%	11.8%
Impact on fair value with a 10% adverse change in discount rate	$(144)	$(184)
Impact on fair value with a 20% adverse change in discount rate	$(260)	$(312)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
Noninterest-bearing demand deposits	$245,760	—%	$256,416	—%
Interest-bearing demand deposits	143,166	0.19	164,891	0.44
Money market accounts	451,143	2.12	413,822	2.26
Savings accounts	239,258	1.39	205,055	1.35
Certificates of deposit, customer	433,264	3.63	464,928	4.18
Certificates of deposit, brokered	86,510	4.22	182,914	4.73
Total deposits	$1,599,101	2.04	$1,688,026	2.42

The aggregate amount of time deposits issued in excess of the FDIC insured limit, currently $250,000, at December 31, 2025 and 2024, were $164.2 million and $174.4 million, respectively.

Maturities of certificates of deposit at the dates indicated are as follows:

(dollars in thousands)	December 31, 2025
Within one year or less	$450,819
After one year through two years	59,588
After two years through three years	5,483
After three years through four years	2,211
After four years through five years	1,673
Total certificates of deposit	$519,774

At December 31, 2025 and 2024, deposits included $113.6 million and $100.8 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at December 31, 2025 and 2024, to secure public deposits. The notional amount exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at December 31, 2025 and 2024, were funds held by federally recognized tribes totaling $31.3 million and $20.1 million, respectively. Investment securities with a carrying value of $40.7 million and $22.8 million were pledged as collateral for these deposits at December 31, 2025 and 2024, respectively. The pledged carrying value exceeds the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Demand deposits	$615	$777
Money market accounts	10,462	10,017
Savings accounts	3,465	3,512
Certificates of deposit, customer	17,172	17,838
Certificates of deposit, brokered	5,306	10,283
Total deposit interest expense	$37,020	$42,427

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $871.3 million and $951.8 million at  December 31, 2025 and 2024, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to secure public deposits and $772,000 to secure the Bellevue, Washington branch lease at December 31, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Board of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $17.3 million and $17.9 million at December 31, 2025 and 2024, respectively. A borrowing test was performed in June 2025. Investment securities with a carrying value of $18.0 million and $18.6 million were pledged to the FRB at  December 31, 2025 and 2024, respectively.

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

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a revolving line of credit. The agreement was modified in 2025 and the new terms allow a maximum extension of credit of $15.0 million. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at December 31, 2025, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. The line of credit matures on November 16, 2026.

In October 2023, PCBB extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at December 31, 2025. A borrowing test was performed in June 2025. This credit facility is authorized for use through December 2027.

FHLB advances, line of credit, and subordinated debt outstanding by type of advance were as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Long-term advances	$160,000	$160,000
Overnight variable-rate advances	100,000	130,000
Line of credit	13,500	6,500
Subordinated debt, net	34,643	39,514

The maximum and average outstanding balances and average interest rates on FHLB overnight variable-rate advances were as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Maximum outstanding at any month-end	$130,000	$270,000
Monthly average outstanding	87,500	137,750
Weighted-average daily interest rates
Annual	4.18%	5.38%
Period End	4.00%	4.64%
Interest expense during the period	3,832	6,937

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum and average outstanding balances and average interest rates on FHLB long-term, fixed-rate advances were as follows:
	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Maximum outstanding at any month-end	$170,000	$170,000
Monthly average outstanding	167,083	136,250
Weighted-average interest rates
Annual	3.86%	3.35%
Period End	4.03%	3.63%
Interest expense during the period	6,527	4,455

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances are as follows:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
Within one year or less	$75,000	3.92%	$30,000	1.93%
After one year through two years	60,000	3.97	55,000	3.86
After two years through three years	25,000	4.50	50,000	3.96
After three years through four years	—	—	25,000	4.50
Total FHLB long-term, fixed rate advances	$160,000	4.03	$160,000	3.63

The maximum and average outstanding balances and average interest rates on the line of credit were as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Maximum outstanding at any month-end	$15,000	$10,000
Monthly average outstanding	11,192	6,635
Weighted-average interest rates
Annual	8.07%	9.41%
Period End	7.25%	8.00%
Interest expense during the period	904	623

The maximum and average outstanding balances and average interest rates on subordinated debt were as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Maximum outstanding at any month-end	$39,527	$39,514
Monthly average outstanding	35,542	39,475
Weighted-average interest yields
Annual	3.99%	4.00%
Period End	4.10%	3.99%
Interest expense during the period	1,419	1,578

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes

Income tax expense is substantially due to Federal income taxes. The Company accrues a provision for income tax for certain states in which we have both employees and collateral for loans, thereby creating nexus in those states for income tax purposes. The provision for income taxes for the periods shown is summarized as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Current
Federal	$789	$437
State and local	(18)	28
Total current	771	465
Deferred
Federal	(2,057)	(1,335)
State and local	43	(74)
Total deferred	(2,014)	(1,409)
Total benefit for income tax	$(1,243)	$(944)

A reconciliation of the tax provision (benefit) based on statutory corporate tax rates, estimated to be 21% for the year ended December 31, 2025, on pre-tax income and the provision (benefit) shown in the accompanying Consolidated Statements of Operations for the periods shown is summarized as follows:

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Rate	Amount	Rate
Federal income tax computed at statutory rates	$(1,141)	21.00%	$(1,587)	21.00%
State taxes (1)	18	(0.33)	(37)	0.49
Nondeductible or nontaxable items:
Tax-exempt income, net of amount disallowed	(9)	0.17	39	(0.52)
Bank-owned life insurance income	(609)	11.20	(568)	7.52
Bank-owned life insurance early surrender of contract	—	—	1,172	(15.51)
Bank-owned life insurance penalty for early surrender of contract	266	(4.90)	261	(3.46)
Other nondeductible	(28)	0.52	(44)	0.58
Other adjustments:
Low-income housing tax credits, net (2)	(69)	1.26	(43)	0.57
Other, net	329	(6.05)	(137)	1.82
Total benefit for income tax	$(1,243)	22.87%	$(944)	12.49%
(1) California made up the majority of the state tax expense.
(2) Policy election to present all LIHTC components as one item using the proportional amortization method.

The following table presents income taxes paid (net of refunds) by jurisdiction for the periods shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Federal	$—	$—
States	12	83
Total taxes paid	$12	$83

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

As of December 31, 2025, the Company has a cumulative Federal net operating loss of $19.9 million. This net operating loss is not subject to expiration and is able to offset 80% of taxable income in each future year. We believe there will be sufficient income in future years to utilize the loss and, therefore, a valuation allowance is not necessary. In 2023, the Company wrote off its investment in Quin Ventures. The $8.4 million tax loss as a result of the investment being written off contributed to an overall Federal net operating loss carryforward of $8.0 million which was included in the Company's consolidated tax provision for the year ended  December 31, 2024.

The Company applies the provisions of FASB ASC 740 that require the application of a more-likely-than-not recognition criterion for the reporting of uncertain tax positions on its financial statements. The Company had no unrecognized tax assets at December 31, 2025 and 2024. Interest and penalties are recognized in income tax expense. The Company recognized no interest or penalties during the years ended December 31, 2025 and 2024. The Company files consolidated income tax returns in the U.S. federal jurisdiction and is no longer subject to tax examinations for years ending before December 31, 2022.

The components of net deferred tax assets and liabilities at the periods shown are summarized as follows:

(dollars in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for credit losses on loans	$3,755	$4,517
Unrealized loss on securities available for sale	5,455	7,750
Unrealized loss on defined benefit plan	424	485
Unrealized loss on hedge	209	5
Accrued compensation	166	116
Deferred compensation	350	394
Nonaccrual loans	86	2
ESOP timing differences	174	173
Restricted stock awards	114	302
Deferred lease liabilities	3,511	3,763
Net operating loss carryforward	4,250	1,710
Tax credits carryforward	542	207
Other assets	513	1,103
Total deferred tax assets	19,549	20,527
Deferred tax liabilities
Deferred loan fees	1,116	1,029
Bank-owned life insurance early surrender of contract	—	568
Accumulated depreciation	316	459
Outside basis differences in pass-through entity investments	389	545
Defined benefit plan	489	540
Right of use assets	3,331	3,648
Other liabilities	270	—
Total deferred tax liabilities	5,911	6,789
Deferred tax asset, net	$13,638	$13,738

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

The Bank DB Plan is a defined benefit pension plan covering current and former employees. Benefits available under the plan are frozen. As a result, no new participants are allowed. The plan provides defined benefits based on years of service and final average salary prior to the freeze. The measurement date for this plan is December 31.

A related prior service cost of $1.2 million and $1.3 million, net of tax, was included in accumulated other comprehensive loss on the Company's balance sheet at December 31, 2025 and 2024, respectively. The prior service cost is expected to be amortized over 15 years.

The following table summarizes the changes in benefit obligations and plan assets for the periods shown:

(dollars in thousands)	December 31, 2025	December 31, 2024
Change in fair value of plan assets
Fair value at beginning of period	$10,217	$10,923
Actual return on plan assets	801	38
Company contributions	—	27
Benefits paid	(843)	(771)
Fair value at end of period	$10,175	$10,217

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$9,957	$10,398
Interest cost	487	461
Actuarial loss	267	(131)
Benefits paid	(843)	(771)
Projected benefit obligation at end of period	$9,868	$9,957

Funded status at period end	$307	$260

Amounts recognized on Consolidated Balance Sheet
Other assets	$307	$260
Accumulated other comprehensive loss	(1,571)	(1,788)
Net amount recognized	$1,878	$2,048

Other changes recognized in other comprehensive income (loss)
Net (gain) loss	$(126)	$252
Amortization of prior service cost credit	(150)	(150)
Net periodic benefit cost (income)	$(276)	$102

Weighted-average assumptions used to determine projected obligation
Discount rate	5.35%	5.45%
Rate of compensation increase	N/A	N/A

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to make a contribution to the Bank DB Plan in 2026. It is the policy of the Company to fund no less than the minimum funding amount required by ERISA. The following table sets forth the components of net periodic benefit cost and other amounts recognized in accumulated other comprehensive loss for the periods shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Components of net periodic benefit cost
Interest cost	$487	$461
Expected return on plan assets	(408)	(421)
Amortization of prior service cost	150	150
Net periodic benefit cost	$229	$190

Weighted-average assumptions used to determine net cost
Discount rate	5.45%	4.90%
Expected long-term return on plan assets	5.60%	5.30%
Rate of compensation increase	N/A	N/A

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

From initial funding in the first quarter of 2021 through December 31, 2025, the Bank DB Plan assets have been invested primarily in fixed income and large U.S. equity funds, with additional investments in international equity, real estate, and small/mid-range U.S. equity funds. The target allocations for 2026 by asset category are presented in the table below.

Asset Category
Fixed Income	80% - 100%
U.S. Equities	0% - 30%
Non-U.S. Equities	0% - 20%
Real Assets	0% - 10%

Benefit payments projected to be made from the Bank DB Plan are as follows:

(dollars in thousands)	December 31, 2025
Estimated future benefit payments
2026	$2,110
2027	730
2028	670
2029	620
2030	880
Years 2031-2035	3,340
Thereafter	1,518
Projected benefit obligation	$9,868

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by the Company are provided in Note 15 - Fair Value Measurements. Plan investment assets measured at fair value by level and in total are as follows:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Large U.S. Equity	$1,584	$—	$—	$1,584
Small/Mid U.S. Equity	139	—	—	139
International Equity	440	—	—	440
Fixed Income	8,012	—	—	8,012
Total DB plan investments	$10,175	$—	$—	$10,175

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Large U.S. Equity	$1,516	$—	$—	$1,516
Small/Mid U.S. Equity	130	—	—	130
International Equity	410	—	—	410
Fixed Income	8,161	—	—	8,161
Total DB plan investments	$10,217	$—	$—	$10,217

Nonqualified Deferred Compensation Plan

First Fed also sponsors a nonqualified Deferred Compensation Plan ("DCP") for members of the Board of Directors and eligible officer-level employees. This plan, approved by the Board on February 1, 2012, allows eligible participants to defer and invest a portion of their earnings in a selection of investment options identified in the plan at no expense to First Fed. All deferrals are remitted to Principal, the Plan Administrator, and held in a trust. The aggregate balance held in trust at December 31, 2025, was $1.4 million. The Company's obligation to make payments under the DCP is a general obligation of the Company and is to be paid from the Company's general assets. As such, participants are general unsecured creditors of the Company with respect to their participation of the plan. The market value of the DCP assets is recorded in "other assets" and the related liability to participants is recorded in "other liabilities" on the Balance Sheet.

The Company also has agreements with certain key officers that provide for potential payments upon retirement, disability, termination, change in control and death.

401(k) Plan

First Fed maintains a single-employer 401(k) plan. Employees may contribute up to 100% of their pre-tax compensation to the 401(k) plan, subject to regulatory limits. First Fed provides matching funds of 50% limited to the first 6% of salary contributed. First Fed's contributions were $554,000 and $543,000 during the years ended December 31, 2025 and December 31, 2024, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Plan, the ESOP purchased in the open market 8% of the common stock originally issued in the mutual to stock conversion. As of December 31, 2025, 1,048,029 shares, or 100% of the total, have been purchased in the open market at an average price of $12.45 per share with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $835,000 and $837,000 were made by the ESOP during the years ended December 31, 2025 and 2024, respectively.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued monthly throughout the year. Dividends on allocated and unallocated ESOP shares will be recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the years ended December 31, 2025 and 2024, was $376,000 and $353,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

(dollars in thousands, except share data)	December 31, 2025	December 31, 2024
Allocated shares	545,097	492,208
Committed-to-be-released shares	26,442	26,442
Unallocated shares	476,490	529,379
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$4,469	$5,400

Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. At December 31, 2025, there were 95,789 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights.

As a result of the approval of the 2020 EIP, the First Northwest Bancorp 2015 Equity Incentive Plan (the "2015 EIP") was frozen and no additional awards will be made. As of December 31, 2025, there were no shares available for grant under the 2015 EIP. The final shares granted under the 2015 EIP vested in the second quarter of 2025.

There were 151,650 and 81,181 shares of restricted stock awarded, respectively, during the years ended December 31, 2025 and 2024. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 33,251 and no performance shares awarded, respectively, during the years ended December 31, 2025 and 2024. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the years ended December 31, 2025 and 2024, total stock compensation expense for the 2015 and 2020 EIPs was $733,000 and $957,000, respectively.

Included in the above stock compensation expense for the years ended December 31, 2025 and 2024, was directors' stock compensation of $248,000 and $242,000, respectively.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of changes in non-vested restricted awards for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	97,064	$14.46
Granted	184,901	9.43
Vested	(49,544)	14.65
Canceled (1)	(11,221)	14.65
Forfeited	(59,103)	12.06
Non-vested at December 31, 2025	162,097	9.53

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation of the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of December 31, 2025, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted shares. The cost is expected to be recognized over the remaining weighted-average vesting period which is approximately 2.20 years.

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

The minimum requirements are a ratio of common equity Tier 1 capital ("CET1 capital") to total risk-weighted assets the ("CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, First Northwest and First Fed must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2025, the Bank's CETI capital exceeded the required capital conservation buffer.

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

At December 31, 2025, First Fed exceeded all regulatory capital requirements. As of December 31, 2025, the most recent regulatory notifications categorized First Fed as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, CET1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed First Fed’s category.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual and required capital amounts and ratios are presented for First Fed in the following table:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provision
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Common equity tier 1 capital	$198,895	12.49%	$71,656	4.50%	$103,504	6.50%
Tier 1 risk-based capital	198,895	12.49	95,542	6.00	127,389	8.00
Total risk-based capital	215,737	13.55	127,389	8.00	159,236	10.00
Tier 1 leverage capital	198,895	9.51	83,639	4.00	104,549	5.00

As of December 31, 2024
Common equity tier 1 capital	$208,836	12.44%	$75,515	4.50%	$109,077	6.50%
Tier 1 risk-based capital	208,836	12.44	100,686	6.00	134,248	8.00
Total risk-based capital	228,409	13.61	134,248	8.00	167,810	10.00
Tier 1 leverage capital	208,836	9.39	88,930	4.00	111,163	5.00

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

The following table presents the activity in loans to directors and executive officers for the periods shown:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024
Beginning balance	$9,808	$236
Loan advances	—	525
Loan repayments	(157)	(676)
Reclassifications (1)	(6,597)	9,723
Ending balance	$3,054	$9,808

(1) Represents loans that were once considered related party but are no longer considered related party and loans that were not related party that subsequently became related party loans.

Deposits and certificates from related parties totaled $8.4 million and $7.0 million at December 31, 2025 and 2024, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. First Fed evaluates each customer’s creditworthiness on a case-by-case basis. First Fed did not incur any significant losses on its commitments for the years ended December 31, 2025, and 2024.

The following financial instruments were outstanding whose contract amounts represent credit risk at:

(dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to grant loans	$747	$—
Standby letters of credit	408	2,017
Unfunded commitments under lines of credit or existing loans	167,489	163,827

The Company has future funding obligations related to partnership investments, with remaining off‑balance sheet commitments totaling $2.3 million.

Low-Income Housing Tax Credit Investments - The carrying value of the unconsolidated LIHTC investment was $4.1 million and $4.5 million at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized tax benefits of $14,000 and $292,000 and proportional amortization of $13,000 and $251,000, respectively.

Total unfunded contingent commitments related to the Company’s LIHTC investment totaled $1.4 million and $2.4 million, at December 31, 2025 and 2024, respectively. The Company expects to fund LIHTC commitments of $1.3 million during the year ending  December 31, 2026, with the remaining commitment of $24,000 funded prior to December 31, 2027. There were no impairment losses on the Company’s LIHTC investment during the years ended  December 31, 2025 and 2024.

Legal contingencies - In the normal course of business, the Company may have various legal claims and other similar contingent matters outstanding for which a loss may be realized. For these claims, the Company establishes a liability for contingent losses when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. For claims determined to be reasonably possible but not probable of resulting in a loss, a liability will not be reserved but the amount of loss or a range of possible losses may be disclosed if the amount can be reasonably estimated.

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

On July 17, 2025, the Bank, the OpCo Debtors, Ideal and the Joint Official Committee of Unsecured Creditors of the Debtors entered into a Settlement Agreement, Plan Support Agreement and Release (the "Settlement Agreement") to resolve the Adversary Proceeding and any other claims of the parties. Pursuant to the Settlement Agreement, the Bank agreed, in exchange for, among other things, a release of all claims of the parties to the Settlement Agreement, to (i) release certain liens against the property of the Debtors and (ii) make certain cash payments of not less than $2.87 million and not more than $5.74 million, with the amount within that range to be determined by the percentage of certain unsecured creditors of the OpCo Debtors that enter into a mutual release of all claims related to the Debtors with the Bank and the Company under the OpCo Debtors’ Chapter 11 plan of liquidation. The OpCo Debtors' Chapter 11 plan of liquidation was confirmed on September 9, 2025, with more than the 80% threshold of eligible creditors opting in to a mutual release under which they released claims against the Company in exchange for a reciprocal release, and the remainder of eligible creditors choosing not to release claims against the Company or obtain a reciprocal release.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank subsequently paid the amounts required under the Settlement Agreement, utilizing $5.74 million of the $5.75 million previously reserved in the first quarter of 2025 as a noninterest expense. The Bank pursued reimbursement from its insurance carrier. The insurance carrier paid $3.3 million of legal and settlement fees directly to third parties. In addition, the Bank received a $1.7 million insurance reimbursement in October 2025 to offset costs associated with the litigation described above, which is included in other income.

Pursuant to the terms of the Settlement Agreement, the Bank maintains an unsecured creditors' claim in the amount of $30.6 million. The Bank is uncertain about the total amount that may be recovered from this claim through the bankruptcy proceeding and, therefore, has not established a receivable or income for this matter.

3|5|2 Capital Litigation

On June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "3|5|2 Complaint") against First Fed, in the Superior Court of the State of Washington for King County, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management. The 3|5|2 Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The 3|5|2 Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the 3|5|2 Complaint and is vigorously defending against the claims. On September 30, 2025, First Fed filed its Answer, Affirmative Defenses, and Counterclaims, which include a counterclaim alleging that 3|5|2 Capital aided and abetted a fraudulent scheme perpetrated by Ryan Wear, Water Station, and certain affiliated entities, causing damage to the Bank.

On January 30, 2026, First Fed filed its Amended Answer, Affirmative Defenses, and Counterclaims adding Leucadia Asset Management, LLC to the litigation with 3|5|2 Capital. The Bank is now waiting for a response.

Socotra REIT I Litigation

On October 17, 2025, Socotra REIT I, LLC filed a complaint (the "Socotra Complaint") against First Fed, in the Superior Court of the State of Washington for King County. The Socotra Complaint alleges that First Fed made misrepresentations, committed fraudulent acts, converted funds, and violated Washington’s Consumer Protection Act in connection with a $7.7 million commercial loan from Socotra to Ideal that paid down $4.0 million in First Fed secured obligations, and seeks unspecified damages including restitution, statutory penalties, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the Socotra Complaint and intends to vigorously defend against the claims made therein. On December 8, 2025, First Fed filed its Answer and Affirmative Defenses. The Bank is now waiting for a response.

Significant group concentrations of credit risk - Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial loan concentrations in a specific type of loan within First Fed’s loan portfolio, thereby exposing First Fed to greater risks resulting from adverse economic, political, regulatory, geographic, industrial, or credit developments. Loans to one borrower are subject to the state banking regulations general limitation of 20 percent of First Fed’s equity, excluding accumulated other comprehensive income (loss). At December 31, 2025 and 2024, First Fed’s most significant concentration of credit risk was in loans secured by real estate. These loans totaled approximately $1.25 billion and $1.33 billion, or 76.9% and 78.3%, of First Fed’s total loan portfolio at December 31, 2025 and 2024, respectively. Real estate construction, including land acquisition and land development, commercial real estate, multi-family, home equity, and one-to-four family residential loans, are included in the total loans secured by real estate for purposes of this calculation.

At December 31, 2025 and 2024, First Fed’s most significant investment portfolio exposure was with U.S. Government, its agencies, and Government-Sponsored Enterprises ("GSEs"). First Fed’s exposure, which results from positions in securities issued by the U.S. Government, its agencies, and securities guaranteed by GSEs, was $123.0 million and $134.7 million, or 43.4% and 38.0% of First Fed’s total investment portfolio (including FHLB stock), at December 31, 2025 and 2024, respectively. At  December 31, 2025 and 2024, First Fed's second most significant investment concentration of credit risk was from municipal bonds totaling $80.3 million and $77.9 million, or 28.3% and 22.0% of the total investment portfolio, respectively.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available for sale
Municipal bonds	$11,908	$68,344	$—	$80,252
ABS agency	—	11,943	—	11,943
ABS corporate	—	7,961	—	7,961
SBA	—	6,293	—	6,293
Corporate debt	1,977	36,824	—	38,801
MBS agency	—	91,656	—	91,656
MBS non-agency	—	26,805	6,599	33,404
Sold loan servicing rights	—	—	3,014	3,014
Total assets measured at fair value	$13,885	$249,826	$9,613	$273,324
Financial Liabilities
Interest rate swap derivative	$—	$1,703	$—	$1,703

	December 31, 2024
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available for sale
Municipal bonds	$12,059	$65,817	$—	$77,876
ABS agency	—	12,876	—	12,876
ABS corporate	—	16,122	—	16,122
SBA	—	8,666	—	8,666
Corporate debt	1,917	52,574	—	54,491
MBS agency	—	98,697	—	98,697
MBS non-agency	—	39,735	31,881	71,616
Sold loan servicing rights	—	—	3,281	3,281
Interest rate swap derivative	—	267	—	267
Total assets measured at fair value	$13,976	$294,754	$35,162	$343,892
Financial Liabilities
Interest rate swap derivative	$—	$123	$—	$123

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the date indicated:

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average) (1)
Sold loan servicing rights	$3,014	Discounted cash flow	Constant prepayment rate	4.31% - 31.02% (5.88%)
			Discount rate	10.38% - 12.52% (10.99%)
MBS non-agency	$6,599	Consensus pricing	Offered quotes	99.0 - 100.4
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Year Ended December 31,
(dollars in thousands)	2025	2024
Sold loan servicing rights:
Balance at beginning of period	$3,281	$3,793
Servicing rights that result from transfers and sale of financial assets	13	38
Changes in fair value due to changes in model inputs or assumptions (1)	(280)	(550)
Balance at end of period	$3,014	$3,281
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Year Ended December 31,
(dollars in thousands)	2025	2024
Securities available for sale:
MBS non-agency
Balance at beginning of period	$31,881	$27,469
Purchases	—	22,683
Principal payments and maturities	(25,460)	(18,410)
Unrealized Gains	178	139
Balance at end of period	$6,599	$31,881

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$25,582	$25,582
Real estate owned and repossessed assets	—	—	1,380	1,380

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$33,246	$33,246

At December 31, 2025 and 2024, there were no collateral-dependent loans with discounts to appraisal disposition value or other unobservable inputs.

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted-Average) (1)
Real estate owned and repossessed assets	$1,380	Market comparable	Discount to appraisal	0% - 10% (5%)

(1)  Discount to appraisal disposition value.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	December 31, 2025
	Carrying	Estimated Fair	Fair Value Measurements Using:
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,117	$85,117	$85,117	$—	$—
Investment securities available for sale	270,310	270,310	13,885	249,826	6,599
Loans held for sale	1,063	1,063	—	1,063	—
Loans receivable, net	1,612,028	1,504,219	—	—	1,504,219
FHLB stock	13,105	13,105	—	13,105	—
Accrued interest receivable	6,498	6,498	—	6,498	—
Servicing rights on sold loans, at fair value	3,014	3,014	—	—	3,014
Financial liabilities
Demand deposits	$1,079,327	$1,079,327	$1,079,327	$—	$—
Time deposits	519,774	520,033	—	—	520,033
FHLB borrowings	260,000	260,510	—	—	260,510
Line of credit	13,500	13,589	—	—	13,589
Subordinated debt, net	34,643	35,973	—	—	35,973
Accrued interest payable	1,223	1,223	—	1,223	—
Interest rate swap derivative	1,703	1,703	—	1,703	—

	December 31, 2024
	Carrying	Estimated Fair	Fair Value Measurements Using:
(dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,448	$72,448	$72,448	$—	$—
Investment securities available for sale	340,344	340,344	13,976	294,487	31,881
Loans held for sale	472	472	—	472	—
Loans receivable, net	1,675,186	1,536,748	—	—	1,536,748
FHLB stock	14,435	14,435	—	14,435	—
Accrued interest receivable	8,159	8,159	—	8,159	—
Servicing rights on sold loans, at fair value	3,281	3,281	—	—	3,281
Interest rate swap derivative	267	267	—	267	—
Financial liabilities
Demand deposits	$1,040,184	$1,040,184	$1,040,184	$—	$—
Time deposits	647,842	648,232	—	—	648,232
FHLB Borrowings	290,000	288,512	—	—	288,512
Line of credit	6,500	6,526	—	—	6,526
Subordinated debt, net	39,514	39,974	—	—	39,974
Accrued interest payable	3,295	3,295	—	3,295	—
Interest rate swap derivative	123	123	—	123	—

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown.

	For the Year Ended December 31,
(dollars in thousands, except share data)	2025	2024
Net loss:
Net loss available to common shareholders	$(4,191)	$(6,613)
Dividends and undistributed earnings allocated to participating securities	—	(4)
Loss allocated to common shareholders	$(4,191)	$(6,617)
Basic:
Weighted average common shares outstanding	9,426,374	9,443,885
Weighted average unvested restricted stock awards	(135,101)	(105,460)
Weighted average unallocated ESOP shares	(500,554)	(553,576)
Total basic weighted average common shares outstanding	8,790,719	8,784,849
Diluted:
Basic weighted average common shares outstanding	8,790,719	8,784,849
Dilutive restricted stock awards	—	—
Total diluted weighted average common shares outstanding	8,790,719	8,784,849
Basic loss per common share	$(0.48)	$(0.75)
Diluted loss per common share	$(0.48)	$(0.75)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2025 and 2024, anti-dilutive shares as calculated under the treasury stock method totaled 27,365 and 20,468, respectively. All potentially dilutive shares are anti-dilutive when a loss per share is recorded and, as a result, are excluded from the diluted earnings per share calculation.

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At  December 31, 2025 and 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

(dollars in thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item in the Consolidated Balance Sheets where the hedged item is included:
December 31, 2025
Investment securities (1)	$50,980	$980
Loans receivable (2)	100,903	903
Total	$151,883	$1,883

December 31, 2024
Investment securities (1)	$50,220	$220
Loans receivable (2)	99,812	(188)
Total	$150,032	$32

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025 and 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $56.1 million, and $56.7 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $980,000 and $220,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2025 and 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $213.3 million and $258.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $903,000 and $188,000, respectively; and the amount of the designated hedged items was $100.0 million for both periods.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as "Other assets" and "Other liabilities," respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
(dollars in thousands)	Notional Amount	Other Assets	Other Liabilities
December 31, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$860
Interest rate swaps - loans	100,000	—	843

December 31, 2024
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$123
Interest rate swaps - loans	100,000	267	—

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Total amounts recognized in interest on investment securities	$13,484	$15,025
Total amounts recognized in interest and fees on loans receivable	90,290	93,752
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$(760)	$220
Recognized on derivatives designated as hedging instruments	706	(142)
Interest rate swaps - loans
Recognized on hedged items	(1,091)	(188)
Recognized on derivatives designated as hedging instruments	1,046	211
Net (expense) income recognized on fair value	$(99)	$101

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

The Company has interest rate swap agreements with its derivative counterparty that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At December 31, 2025, the Company had derivatives in a net liability position related to this agreement. The Company has minimum collateral posting thresholds with its derivative counterparty and has posted cash of $3.5 million at December 31, 2025, to secure the interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of December 31, 2025, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 18 - Change in Accumulated Other Comprehensive Loss ("AOCI")

AOCI includes unrealized gain (loss) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive loss after-tax for the periods shown:

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Net Actuarial Gains (Losses) on Defined Benefit Plan Assets	Unrecognized Defined Benefit Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at December 31, 2023	$(30,099)	$(288)	$(1,421)	$(828)	$(32,636)
Other comprehensive income (loss) before reclassification	226	(198)	—	—	28
Amounts reclassified from accumulated other comprehensive loss	1,663	—	118	655	2,436
Net other comprehensive income (loss)	1,889	(198)	118	655	2,464
Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)

Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	8,152	99	—	—	8,251
Amounts reclassified from accumulated other comprehensive loss	—	—	119	(596)	(477)
Net other comprehensive income (loss)	8,152	99	119	(596)	7,774
Balance at December 31, 2025	$(20,058)	$(387)	$(1,184)	$(769)	$(22,398)

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

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for First Northwest.

FIRST NORTHWEST BANCORP

Condensed Balance Sheets

(dollars in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$7,587	$441
Investment in bank	179,586	178,693
Equity and partnership investments	8,233	6,424
ESOP loan receivable	7,067	7,718
Commercial business loans receivable, net	—	4,000
Accrued interest receivable	87	631
Prepaid expenses and other assets	3,559	2,851
Total assets	$206,119	$200,758

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt, net	$34,643	$39,514
Line of credit	13,500	6,500
Interest payable	334	375
Payable to subsidiary	225	333
Other liabilities	153	154
Total liabilities	48,855	46,876
Shareholders' equity	157,264	153,882
Total liabilities and shareholders' equity	$206,119	$200,758

FIRST NORTHWEST BANCORP

Condensed Statements of Operations

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Operating income:
Interest and fees on loans receivable	$284	$402
Interest-bearing deposits	42	—
Unrealized gain (loss) on equity and partnership investments	994	(1,201)
Dividends from Bank	6,000	3,000
Total operating income	7,320	2,201
Operating expenses:
Interest paid on subordinated debt, net	1,419	1,578
Interest paid on line of credit	904	623
Other expenses	1,811	1,427
Total operating expenses	4,134	3,628
Income (loss) before benefit for income taxes and equity in undistributed earnings of subsidiary	3,186	(1,427)
Benefit for income taxes	(723)	(930)
Income (loss) before equity in undistributed earnings of subsidiary	3,909	(497)
Equity in undistributed earnings of subsidiary	(8,100)	(6,116)
Net loss	$(4,191)	$(6,613)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST NORTHWEST BANCORP

Condensed Statements of Cash Flows

(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,191)	$(6,613)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed earnings of subsidiary	8,100	6,116
Amortization of debt issuance costs	72	78
Gain on extinguishment of subordinated debt	(848)	—
Change in payable to subsidiary	(108)	159
Change in accrued interest receivable and other assets	(1,555)	(68)
Change in accrued interest payable and other liabilities	(42)	93
Net cash from operating activities	1,428	(235)
Cash flows from investing activities:
Net decrease in loans receivable	4,000	—
ESOP loan repayment	651	636
Capital contributions to partnership investments	(546)	(398)
Redemption of partnership investment	—	5,931
Capital disbursements from partnership agreements	129	895
Net cash from investing activities	4,234	7,064
Cash flows from financing activities:
Redemption of subordinated debt, net	(4,095)	—
Net increase in line of credit	7,000	—
Repurchase of common stock	—	(4,057)
Restricted stock awards canceled	(113)	(187)
Payment of dividends	(1,308)	(2,644)
Net cash from financing activities	1,484	(6,888)
Net increase (decrease) in cash	7,146	(59)
Cash and cash equivalents at beginning of year	441	500
Cash and cash equivalents at end of year	$7,587	$441

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$—	$80
Cash paid during the year for interest on borrowings	2,323	2,097

Supplemental disclosures of noncash investing activities:
Series A equity investment acquired upon conversion of commercial business loan	1,260	—
Write-down of equity investment	—	(1,762)

Note 21 - Subsequent Events

Subsequent to December 31, 2025, the Bank announced the closure of its Bellevue branch, with operations scheduled to cease on April 30, 2026. The decision followed management’s evaluation of branch performance, customer migration to digital channels, and alignment of the Company’s long‑term strategic objectives. The Company recorded $631,000 in other noninterest expense and $50,000 in compensation expense for the year ended December 31,2025, which included one‑time closure‑related expenses for anticipated lease termination costs, severance, and equipment decommissioning. Additional costs may be recognized in future periods. The branch’s deposits and customer relationships will continue to be serviced through the Bank's online and mobile platforms, ATM network and branches with minimal service disruption.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also subsequent to December 31, 2025, the Company signed an agreement to redeem its general partnership interest in MWGC in full at par and received the cash distribution of $150,000 in February 2026. No gain or loss was recorded as a result of this redemption. At the same time, the Bank signed a redemption agreement which sets forth the path to unwind its $6.0 million limited partnership investment in the Hero Fund through capital distributions beginning in April 2026. The Bank anticipates receiving the full amount invested, with no gain or loss recorded, as a result of the future redemption.

On March 10, 2026, the Company became aware that its $2.0 million investment in subordinated debt may be approaching payment default. The issuer has requested a loan modification in advance of the interest payment due on March 15, 2026. If a modification agreement is not reached, there is a strong likelihood that the issuer will not be able to meet the scheduled interest payment due no later than March 25, 2026, including the 10-day grace period, which would place the subordinated debt in default. Management is actively monitoring the situation. Management is also assessing the likelihood and timing of recovery, including possible legal actions. No adjustments have been made to the December 31, 2025, financial statements as this event occurred after the balance sheet date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s management team as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of December 31, 2025, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. As a result of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, the Company's management believes that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on those criteria.

Baker Tilly US, LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2025, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, which are included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Amendment to the Bylaws. On March 10, 2026, the Board of Directors of the Company approved amendments to the Company’s Bylaws. The amendments updated provisions relating to shareholder meetings, including with respect to remote meetings, confirming that nominations for the election of directors and the proposal of other business must comply with the procedures set forth in the Company's Amended and Restated Articles of Incorporation and that nominations must also comply with Rule 14a-19 under the Exchange Act and providing for one or more election inspectors, removed the mandatory retirement provision for directors, removed certain provisions otherwise addressed by applicable law or practice in order to make the Bylaws less prescriptive, and made other non-substantive conforming and administrative changes. The Company’s Corporate Governance Policy now addresses matters relating to director retirement age. The amendments became effective on approval. The amendments did not alter the rights of security holders in any material respect. The foregoing summary is qualified in its entirety by reference to the full text of the amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Form 10‑K and is incorporated herein by reference.

Rule 10b5-1 Trading Plans. During the fiscal quarter ended December 31, 2025, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding the Company's directors and committees contained under the section captioned "Proposal 1 – Election of Directors" in the Company’s proxy statement, a copy of which will be filed with the SEC no later than 120 days after December 31, 2025, (the "Proxy Statement"), is incorporated herein by reference.

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

The information regarding compliance with Section 16(a) of the Exchange Act included in the section captioned "Delinquent Section 16(a) Reports" in the Proxy Statement is incorporated herein by reference.

The information regarding the Company's insider trading policy in the section captioned "Corporate Governance and Board Matters" in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the sections captioned "Principal Shareholders," "Beneficial Ownership by Directors and Named Executive Officers" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the paragraphs titled "Transactions with Related Persons" and "Director Independence" included within the "Corporate Governance and Board Matters" section in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Proposal 5 – Ratification of Appointment of Independent Auditor" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)      1. Financial Statements.

For a list of the financial statements filed as part of this report see Part II – Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

3. Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
3.1	Articles of Incorporation of First Northwest Bancorp, as amended June 3, 2022		10-Q	3.1	8/12/2022
3.2	Bylaws of First Northwest Bancorp as amended effective March 10, 2026	X
4.1	Indenture, Including Forms of 3.75% Fixed-to-Floating Rate Subordinated Notes due 2031		8-K	4.1	3/25/2021
4.2	Description of Common Stock		10-Q	4.1	8/12/2022
10.1*	First Northwest Bancorp 2015 Equity Incentive Plan		10-K	10.1	3/15/2019
10.2*	Form of First Northwest Bancorp 2015 Equity Incentive Plan Restricted Stock Award Agreement as amended effective November 23, 2020		10-K	10.2	3/15/2021
10.3*	First Fed Bank Amended Executive Change in Control Plan		10-Q	10.2	5/12/2025
10.4*	First Northwest Bancorp 2020 Equity Incentive Plan		10-Q	10.4	5/11/2020
10.5*	Form of First Northwest Bancorp 2020 Equity Incentive Plan Restricted Share Award Agreement		10-Q	10.1	8/10/2020
10.6*	First Fed 2025 Executive Officer Incentive Plan		10-Q	10.1	5/12/2025
10.7*	Non-Employee Director Compensation Policy		10-Q	10.2	5/13/2024
10.8*	Employment Agreement with Curt Queyrouze dated September 11, 2025		8-K	10.1	9/12/2025
10.9*	Letter Agreement, dated as of July 9, 2025, between First Northwest Bancorp and Geraldine L. Bullard		8-K	10.2	7/9/2025
10.10*	Executive Separation and Release Agreement, dated as of July 9, 2025, between the Company and Matthew P. Deines		8-K	10.1	7/9/2025
10.11*	Executive Separation and Release Agreement, dated as of August 9, 2025, between the Company and Christopher Riffle		10-Q	10.3	11/6/2025
10.12	Loan Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.1	5/27/2022
10.13	Security Agreement, dated as of May 20, 2022, by and between First Northwest Bancorp and NexBank		8-K	10.2	5/27/2022
10.14	Revolving Promissory Note, dated May 20, 2022, of First Northwest Bancorp		8-K	10.3	5/27/2022
10.15	First Amendment and Waiver to Loan Agreement, dated May 23, 2025, by and between First Northwest Bancorp and NexBank	X
10.16	Second Amendment to Loan Agreement, dated November 18, 2025, by and between First Northwest Bancorp and NexBank	X
10.17	Amended and Restated Revolving Promissory Note, dated November 18, 2025, of First Northwest Bancorp	X
10.18	Agreement for the Purchase and Sale of Real Property by and between First Fed Bank and Mountainseed Real Estate Services, LLC**		8-K	10.1	1/31/2024
16.1	Letter from Moss Adams LLP to the Securities and Exchange Commission dated June 3, 2025		8-K	16.1	6/4/2025
19.1	Insider Trading Policy		10-K	19.1	3/13/2025
21.1	Subsidiaries of First Northwest Bancorp	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Compensation Clawback Policy		10-K	97.1	3/15/2024
101

The following materials from First Northwest Bancorp's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

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

FIRST NORTHWEST BANCORP

Dated:	March 12, 2026	/s/ Curt Queyrouze
Curt Queyrouze
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Curt Queyrouze	President, Chief Executive Officer and Director	March 12, 2026
Curt Queyrouze	(Principal Executive Officer)

/s/ Phyllis R. Nomura	Executive Vice President and Chief Financial Officer	March 12, 2026
Phyllis R. Nomura	(Principal Financial and Accounting Officer)

/s/ Cindy H. Finnie	Chair of the Board and Director	March 12, 2026
Cindy H. Finnie

/s/ Sherilyn G. Anderson	Co-Vice Chair of the Board and Director	March 12, 2026
Sherilyn G. Anderson

/s/ Sean P. Brennan	Co-Vice Chair of the Board and Director	March 12, 2026
Sean P. Brennan

/s/ Johanna A. Bartee	Director	March 12, 2026
Johanna A. Bartee

/s/ Dana D. Behar	Director	March 12, 2026
Dana D. Behar

/s/ Diane C. Davis	Director	March 12, 2026
Diane C. Davis

/s/ Gabriel S. Galanda	Director	March 12, 2026
Gabriel S. Galanda

/s/ Lynn A. Terwoerds	Director	March 12, 2026
Lynn A. Terwoerds