Form 10-Q
period 2026-03-31
First Northwest Bancorp
filed 2026-05-07
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2026, there were 9,499,300 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$16,548	$15,530
Interest-earning deposits in banks	87,588	69,587
Investment securities available for sale, at fair value (amortized cost of $299,707 and $295,849, respectively)	272,985	270,310
Loans held for sale	1,140	1,063
Loans receivable (net of allowance for credit losses on loans of $16,823 and $16,987, respectively)	1,612,979	1,612,028
Federal Home Loan Bank ("FHLB") stock, at cost	13,927	13,105
Accrued interest receivable	7,051	6,498
Premises and equipment, net	8,591	8,464
Servicing rights on sold loans, at fair value	2,999	3,014
Bank-owned life insurance ("BOLI"), net	42,850	42,382
Equity and partnership investments	15,452	15,489
Goodwill and other intangible assets, net	1,062	1,062
Deferred tax asset, net	13,898	13,638
Right-of-use ("ROU") asset, net	15,316	15,596
Prepaid expenses and other assets	21,057	20,129
Total assets	$2,133,443	$2,107,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,601,582	$1,599,101
Borrowings	328,160	308,143
Accrued interest payable	280	1,223
Lease liability, net	16,250	16,439
Accrued expenses and other liabilities	27,514	24,301
Advances from borrowers for taxes and insurance	2,691	1,424
Total liabilities	1,976,477	1,950,631

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,499,300 and 9,467,925 shares issued and outstanding, respectively	95	95
Additional paid-in capital	93,854	93,803
Retained earnings	91,707	91,699
Accumulated other comprehensive loss, net of tax	(22,920)	(22,398)
Unearned employee stock ownership plan ("ESOP") shares	(5,770)	(5,935)
Total shareholders' equity	156,966	157,264
Total liabilities and shareholders' equity	$2,133,443	$2,107,895

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans receivable	$22,000	$22,231
Interest on investment securities	2,585	3,803
Interest on deposits in banks and other	467	482
FHLB dividends	282	307
Total interest income	25,334	26,823
INTEREST EXPENSE
Deposits	7,930	9,737
Borrowings	2,964	3,239
Total interest expense	10,894	12,976
Net interest income	14,440	13,847
PROVISION FOR CREDIT LOSSES
(Recapture of) provision for credit losses on loans	(13)	7,770
Provision for credit losses on unfunded commitments	91	15
Provision for credit losses	78	7,785
Net interest income after provision for credit losses	14,362	6,062
NONINTEREST INCOME
Loan and deposit service fees	1,122	1,106
Sold loan servicing fees and servicing rights mark-to-market	127	195
Net gain on sale of loans	76	11
Increase in BOLI cash surrender value	468	372
Income from BOLI death benefit, net	—	1,059
Other income	215	1,034
Total noninterest income	2,008	3,777
NONINTEREST EXPENSE
Compensation and benefits	8,232	7,715
Data processing	2,228	2,011
Occupancy and equipment	1,565	1,592
Supplies, postage, and telephone	298	298
Regulatory assessments and state taxes	534	479
Advertising	304	265
Professional fees	2,026	777
FDIC insurance premium	363	434
Legal settlement	—	5,750
Other expense	1,134	679
Total noninterest expense	16,684	20,000
Loss before benefit from income taxes	(314)	(10,161)
Benefit from income taxes	(320)	(1,125)
Net income (loss)	$6	$(9,036)

Basic and diluted earnings (loss) per common share	$—	$(1.03)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2026			2025
	Balance	Tax Effect	Net	Balance	Tax Effect	Net

Net income (loss)			$6			$(9,036)

Other comprehensive loss:
Unrealized holding (losses) gains on investments available for sale arising during the period	$(1,183)	$337	(846)	$3,105	$(666)	2,439
Amortization of unrecognized defined benefit ("DB") plan prior service cost	37	(8)	29	37	(8)	29
Reclassification adjustment for change in fair value of hedged items	377	(82)	295	(541)	116	(425)
Other comprehensive (loss) income, net of tax	$(769)	$247	(522)	$2,601	$(558)	2,043
Comprehensive loss			$(516)			$(6,993)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(9,036)			(9,036)
Restricted stock award grants, net of forfeitures	94,549	1	—				1
Restricted stock awards canceled	(7,279)	—	(76)				(76)
Other comprehensive income, net of tax						2,043	2,043
Share-based compensation expense			194				194
ESOP shares committed to be released			(25)		165		140
Cash dividends declared ($0.07 per share)				(656)			(656)
Balance at March 31, 2025	9,440,618	$94	$93,450	$87,506	$(6,429)	$(28,129)	$146,492

Balance at December 31, 2025	9,467,925	$95	$93,803	$91,699	$(5,935)	$(22,398)	$157,264
Net income				6			6
Restricted stock award grants, net of forfeitures	33,237	—	—				—
Restricted stock awards canceled	(1,862)	—	(17)				(17)
Other comprehensive loss, net of tax						(522)	(522)
Share-based compensation expense			106				106
ESOP shares committed to be released			(38)		165		127
Canceled dividends payable on forfeited unvested restricted stock awards				2			2
Balance at March 31, 2026	9,499,300	$95	$93,854	$91,707	$(5,770)	$(22,920)	$156,966

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6	$(9,036)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of fixed assets	318	330
Amortization and accretion of premiums and discounts on investments, net	17	59
Accretion of deferred loan fees and purchased premiums, net	(589)	(446)
Amortization of debt issuance costs	17	77
Amortization of ROU asset	280	314
Change in fair value of sold loan servicing rights	18	(9)
Additions to servicing rights on sold loans, net	(3)	(11)
(Recapture of) provision for credit losses on loans	(13)	7,770
Provision for credit losses on unfunded commitments	91	15
Allocation of ESOP shares	127	140
Share-based compensation expense	106	194
Gain on sale of loans, net	(76)	(11)
Gain on extinguishment of subordinated debt	—	(905)
Increase in BOLI cash surrender value, net	(468)	(372)
Income from BOLI death benefit, net	—	(1,059)
Origination of loans held for sale	(7,008)	(6,109)
Proceeds from sale of loans held for sale	7,007	3,652
Change in assets and liabilities:
Increase in accrued interest receivable	(553)	(160)
Increase in prepaid expenses and other assets	(1,237)	(11,675)
Decrease in accrued interest payable	(943)	(1,132)
Decrease in lease liabilities	(189)	(269)
Increase (decrease) in accrued expenses and other liabilities	3,977	(3,100)
Net cash provided (used) by operating activities	885	(21,743)

Cash flows from investing activities:
Purchase of securities available for sale	(10,979)	—
Proceeds from maturities, calls, and principal repayments of securities available for sale	7,103	27,957
(Purchase) redemption of FHLB stock	(822)	1,329
Early surrender of BOLI policies	—	9,381
Proceeds from BOLI death benefit	—	528
Purchase of loans	(23,419)	(21,673)
Decrease in loans receivable, net	23,070	51,962
Purchase of premises and equipment	(445)	(71)
Capital contributions to partnership investments	(97)	(295)
Redemption of partnership investment	150	—
Capital disbursements received from partnership investments	187	179
Capital contributions to low-income housing tax credit partnerships	(345)	—
Net cash (used) provided by investing activities	(5,597)	69,297

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,481	$(21,958)
Proceeds from long-term FHLB advances	—	30,000
Repayment of long-term FHLB advances	(30,000)	(20,000)
Net increase (decrease) in short-term FHLB advances	50,000	(40,000)
Redemption of subordinated debt, net	—	(4,095)
Net increase in line of credit	—	6,000
Net increase in advances from borrowers for taxes and insurance	1,267	1,099
Payment of dividends	—	(649)
Restricted stock awards canceled	(17)	(76)
Net cash provided (used) by financing activities	23,731	(49,679)
Net increase (decrease) in cash and cash equivalents	19,019	(2,125)
Cash and cash equivalents at beginning of period	85,117	72,448
Cash and cash equivalents at end of period	$104,136	$70,323

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$11,837	$14,166

Supplemental disclosures of noncash investing activities:
Change in unrealized (loss) gain on securities available for sale	$(1,183)	$3,105
Change in unrealized gain (loss) on fair value hedge	377	(541)
Amortization of unrecognized DB plan prior service cost	37	37
Transfer of BOLI receivable to prepaid expenses and other assets due to death benefit accrued but not paid at period end	—	1,404
Series A equity investment acquired upon conversion of commercial business loan	—	1,260

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  March 31, 2026 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$91,924	$—	$(12,359)	$79,565	$—
U.S. government agency issued asset-backed securities (ABS agency)	11,665	3	(36)	11,632	—
Corporate issued asset-backed securities (ABS corporate)	7,670	9	(3)	7,676	—
Corporate issued debt securities (Corporate debt)	38,525	320	(1,453)	37,392	—
U.S. Small Business Administration securities (SBA)	5,810	22	(12)	5,820	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	108,375	255	(10,662)	97,968	—
Non-agency issued mortgage-backed securities (MBS non-agency)	35,738	1	(2,807)	32,932	—
Total securities available for sale	$299,707	$610	$(27,332)	$272,985	$—

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at December 31, 2025, are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$92,148	$—	$(11,896)	$80,252	$—
ABS agency	11,927	28	(12)	11,943	—
ABS corporate	7,963	2	(4)	7,961	—
Corporate debt	39,772	251	(1,222)	38,801	—
SBA	6,293	18	(18)	6,293	—
Mortgage-backed securities:
MBS agency	101,618	379	(10,341)	91,656	—
MBS non-agency	36,128	4	(2,728)	33,404	—
Total securities available for sale	$295,849	$682	$(26,221)	$270,310	$—

There were no securities classified as held-to-maturity at  March 31, 2026 and December 31, 2025. The Bank signed a modification agreement on a $2.0 million investment in subordinated debt in March 2026 that deferred the March 2026 interest payment to June 2026. There was no allowance for credit losses on investment securities recorded at  March 31, 2026 and December 31, 2025, including the modified subordinated debt, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $1.8 million and $1.5 million as of  March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of March 31, 2026:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale
Municipal bonds	$—	$—	$(12,359)	$79,565	$(12,359)	$79,565
ABS agency	(24)	2,556	(12)	6,222	(36)	8,778
ABS corporate	—	—	(3)	1,666	(3)	1,666
Corporate debt	(2)	1,498	(1,451)	24,077	(1,453)	25,575
SBA	(3)	639	(9)	1,929	(12)	2,568
Mortgage-backed securities:
MBS agency	(72)	12,793	(10,590)	55,300	(10,662)	68,093
MBS non-agency	—	—	(2,807)	30,685	(2,807)	30,685
Total available-for-sale in a loss position	$(101)	$17,486	$(27,231)	$199,444	$(27,332)	$216,930

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of December 31, 2025:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale
Municipal bonds	$—	$—	$(11,896)	$80,252	$(11,896)	$80,252
ABS agency	—	—	(12)	4,116	(12)	4,116
ABS corporate	—	—	(4)	958	(4)	958
Corporate debt	(8)	993	(1,214)	27,570	(1,222)	28,563
SBA	(5)	643	(13)	2,380	(18)	3,023
Mortgage-backed securities:
MBS agency	(31)	3,871	(10,310)	57,375	(10,341)	61,246
MBS non-agency	—	—	(2,728)	31,154	(2,728)	31,154
Total available-for-sale in a loss position	$(44)	$5,507	$(26,177)	$203,805	$(26,221)	$209,312

Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend, and it is unlikely that we would be required, to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at March 31, 2026, or December 31, 2025.

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

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale
Mortgage-backed securities:
Due within one year	$6,603	$6,583	$4,602	$4,603
Due after one through five years	3,107	3,049	6,912	6,856
Due after five through ten years	7,157	6,936	7,215	7,012
Due after ten years	127,246	114,332	119,017	106,589
Total mortgage-backed securities	144,113	130,900	137,746	125,060
All other investment securities:
Due within one year	1,000	971	1,000	959
Due after one through five years	23,058	22,324	24,082	23,620
Due after five through ten years	44,894	41,019	45,356	41,453
Due after ten years	86,642	77,771	87,665	79,218
Total all other investment securities	155,594	142,085	158,103	145,250
Total investment securities	$299,707	$272,985	$295,849	$270,310

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $22.1 million as of  March 31, 2026 and $21.5 million as of December 31, 2025. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $5.3 million as of  March 31, 2026 and $5.0 million as of December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Real Estate:
One-to-four family	$362,984	$376,731
Multi-family	270,979	288,529
Commercial real estate	403,243	402,683
Construction and land	62,347	61,268
Total real estate loans	1,099,553	1,129,211
Consumer:
Home equity	86,292	85,088
Auto and other consumer	290,960	283,502
Total consumer loans	377,252	368,590
Commercial business loans	152,591	130,311
Total loans receivable	1,629,396	1,628,112
Less:
Derivative basis adjustment	(406)	(903)
Allowance for credit losses on loans	16,823	16,987
Total loans receivable, net	$1,612,979	$1,612,028

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
One-to-four family	$88	$2,433	$2,521	$91	$2,181	$2,272
Commercial real estate	26	9,593	9,619	5	9,740	9,745
Construction and land	4	4,160	4,164	7	5,139	5,146
Home equity	53	—	53	53	—	53
Auto and other consumer	24	1,256	1,280	25	1,061	1,086
Commercial business	384	3,678	4,062	303	3,990	4,293
Total nonaccrual loans	$579	$21,120	$21,699	$484	$22,111	$22,595

Interest income recognized on a cash basis on nonaccrual loans for the three months ended March 31, 2026 and 2025, was $133,000 and $8,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at March 31, 2026 and  December 31, 2025.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of March 31, 2026.

	30-59 Days	60-89 Days	90 Days or More	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
Real Estate:
One-to-four family	$894	$457	$1,326	$2,677	$360,307	$362,984
Multi-family	—	—	—	—	270,979	270,979
Commercial real estate	232	—	3,435	3,667	399,576	403,243
Construction and land	—	—	4,160	4,160	58,187	62,347
Total real estate loans	1,126	457	8,921	10,504	1,089,049	1,099,553
Consumer:
Home equity	107	—	—	107	86,185	86,292
Auto and other consumer	3,119	866	1,256	5,241	285,719	290,960
Total consumer loans	3,226	866	1,256	5,348	371,904	377,252
Commercial business loans	400	—	2,823	3,223	149,368	152,591
Total loans	$4,752	$1,323	$13,000	$19,075	$1,610,321	$1,629,396

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of December 31, 2025.

	30-59 Days	60-89 Days	90 Days or More	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
Real Estate:
One-to-four family	$867	$1,288	$523	$2,678	$374,053	$376,731
Multi-family	—	—	—	—	288,529	288,529
Commercial real estate	3,435	—	—	3,435	399,248	402,683
Construction and land	1	—	5,146	5,147	56,121	61,268
Total real estate loans	4,303	1,288	5,669	11,260	1,117,951	1,129,211
Consumer:
Home equity	—	—	53	53	85,035	85,088
Auto and other consumer	3,565	528	1,062	5,155	278,347	283,502
Total consumer loans	3,565	528	1,115	5,208	363,382	368,590
Commercial business loans	19	2,686	270	2,975	127,336	130,311
Total loans	$7,887	$4,502	$7,054	$19,443	$1,608,669	$1,628,112

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of March 31, 2026, as well as gross charge-off activity for the three months ended March 31, 2026. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$455	$6,920	$3,156	$7,977	$124,295	$213,595	$—	$356,398
Watch (Grade 4)	—	—	385	—	291	2,853	—	3,529
Special Mention (Grade 5)	—	—	—	—	457	79	—	536
Substandard (Grade 6)	—	—	—	—	783	1,738	—	2,521
Total one-to-four family	455	6,920	3,541	7,977	125,826	218,265	—	362,984
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	7,902	8,063	17,681	22,294	68,620	76,328	—	200,888
Watch (Grade 4)	3,277	5,809	9,694	—	15,084	26,980	—	60,844
Special Mention (Grade 5)	—	4,532	—	—	4,715	—	—	9,247
Total multi-family	11,179	18,404	27,375	22,294	88,419	103,308	—	270,979
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	8,736	58,204	14,022	42,480	49,152	153,275	—	325,869
Watch (Grade 4)	—	3,644	14,591	—	12,033	14,106	—	44,374
Special Mention (Grade 5)	—	—	—	—	5,451	5,149	—	10,600
Substandard (Grade 6)	12,781	9,593	—	—	26	—	—	22,400
Total commercial real estate	21,517	71,441	28,613	42,480	66,662	172,530	—	403,243
Gross charge-offs year-to-date	—	3	—	—	—	—	—	3
Construction and Land
Pass (Grades 1-3)	10,288	26,083	17,969	264	1,371	1,782	—	57,757
Watch (Grade 4)	426	—	—	—	—	—	—	426
Substandard (Grade 6)	—	—	—	4,160	—	4	—	4,164
Total construction and land	10,714	26,083	17,969	4,424	1,371	1,786	—	62,347
Gross charge-offs year-to-date	—	—	—	171	—	—	—	171
Home Equity
Pass (Grades 1-3)	1,463	6,092	4,080	4,158	4,702	9,304	55,507	85,306
Watch (Grade 4)	—	188	116	180	131	116	153	884
Substandard (Grade 6)	—	—	—	—	—	49	53	102
Total home equity	1,463	6,280	4,196	4,338	4,833	9,469	55,713	86,292
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	21,112	64,843	51,394	29,393	38,904	78,869	859	285,374
Watch (Grade 4)	—	78	936	817	692	940	1	3,464
Special Mention (Grade 5)	—	—	134	509	32	167	—	842
Substandard (Grade 6)	—	—	90	651	367	172	—	1,280
Total auto and other consumer	21,112	64,921	52,554	31,370	39,995	80,148	860	290,960
Gross charge-offs year-to-date	—	—	7	100	102	45	22	276
Commercial business
Pass (Grades 1-3)	2,628	11,325	20,959	10,958	5,210	45,490	41,856	138,426
Watch (Grade 4)	4	3,326	1,518	1	243	12	1,299	6,403
Special Mention (Grade 5)	—	—	1,458	90	866	8	1,187	3,609
Substandard (Grade 6)	—	314	78	165	3,444	152	—	4,153
Total commercial business	2,632	14,965	24,013	11,214	9,763	45,662	44,342	152,591
Gross charge-offs year-to-date	—	4	4	—	11	114	—	133
Total loans
Pass (Grades 1-3)	52,584	181,530	129,261	117,524	292,254	578,643	98,222	1,450,018
Watch (Grade 4)	3,707	13,045	27,240	998	28,474	45,007	1,453	119,924
Special Mention (Grade 5)	—	4,532	1,592	599	11,521	5,403	1,187	24,834
Substandard (Grade 6)	12,781	9,907	168	4,976	4,620	2,115	53	34,620
Total loans	$69,072	$209,014	$158,261	$124,097	$336,869	$631,168	$100,915	$1,629,396
Total gross charge-offs year-to-date	$—	$7	$11	$271	$113	$159	$22	$583

(1) Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of December 31, 2025, as well as gross charge-off activity for the year then ended. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$7,571	$4,066	$8,065	$128,413	$109,134	$113,570	$—	$370,819
Watch (Grade 4)	—	387	—	292	—	2,355	—	3,034
Special Mention (Grade 5)	—	—	—	529	—	43	—	572
Substandard (Grade 6)	—	—	—	259	—	2,047	—	2,306
Total one-to-four family	7,571	4,453	8,065	129,493	109,134	118,015	—	376,731
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	8,081	17,738	17,820	80,638	51,091	37,775	—	213,143
Watch (Grade 4)	5,825	9,732	—	22,204	24,889	4,902	—	67,552
Special Mention (Grade 5)	4,531	—	3,303	—	—	—	—	7,834
Total multi-family	18,437	27,470	21,123	102,842	75,980	42,677	—	288,529
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	61,864	21,177	44,009	50,828	70,765	89,639	—	338,282
Watch (Grade 4)	3,671	7,572	—	12,118	6,204	3,120	—	32,685
Special Mention (Grade 5)	—	—	—	4,251	3,419	1,771	—	9,441
Substandard (Grade 6)	9,740	—	—	5	12,530	—	—	22,275
Total commercial real estate	75,275	28,749	44,009	67,202	92,918	94,530	—	402,683
Gross charge-offs for the year	985	—	—	—	5,586	—	—	6,571
Construction and Land
Pass (Grades 1-3)	26,259	24,510	351	1,571	1,477	422	—	54,590
Watch (Grade 4)	—	1,532	—	—	—	—	—	1,532
Substandard (Grade 6)	—	—	5,139	—	—	7	—	5,146
Total construction and land	26,259	26,042	5,490	1,571	1,477	429	—	61,268
Gross charge-offs for the year	—	—	1,884	—	—	—	—	1,884
Home Equity
Pass (Grades 1-3)	6,552	4,290	4,257	4,841	3,641	6,138	54,422	84,141
Watch (Grade 4)	—	117	182	132	—	23	280	734
Special Mention (Grade 5)	—	—	—	—	—	9	101	110
Substandard (Grade 6)	—	—	—	—	—	50	53	103
Total home equity	6,552	4,407	4,439	4,973	3,641	6,220	54,856	85,088
Gross charge-offs for the year	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	65,818	54,755	30,871	41,590	50,744	32,830	822	277,430
Watch (Grade 4)	—	1,023	1,167	1,522	386	146	1	4,245
Special Mention (Grade 5)	79	126	393	43	24	76	—	741
Substandard (Grade 6)	—	85	640	262	—	99	—	1,086
Total auto and other consumer	65,897	55,989	33,071	43,417	51,154	33,151	823	283,502
Gross charge-offs for the year	—	22	228	313	13	32	137	745
Commercial business
Pass (Grades 1-3)	11,921	21,923	12,145	5,452	2,889	19,955	41,274	115,559
Watch (Grade 4)	3,447	1,638	565	251	13	250	1,280	7,444
Special Mention (Grade 5)	—	1,457	99	910	211	112	130	2,919
Substandard (Grade 6)	334	96	169	3,514	276	—	—	4,389
Total commercial business	15,702	25,114	12,978	10,127	3,389	20,317	42,684	130,311
Gross charge-offs for the year	692	434	—	2,478	2,015	686	—	6,305
Total loans
Pass (Grades 1-3)	188,066	148,459	117,518	313,333	289,741	300,329	96,518	1,453,964
Watch (Grade 4)	12,943	22,001	1,914	36,519	31,492	10,796	1,561	117,226
Special Mention (Grade 5)	4,610	1,583	3,795	5,733	3,654	2,011	231	21,617
Substandard (Grade 6)	10,074	181	5,948	4,040	12,806	2,203	53	35,305
Total loans	$215,693	$172,224	$129,175	$359,625	$337,693	$315,339	$98,363	$1,628,112
Total Gross charge-offs for the year	$1,677	$456	$2,112	$2,791	$7,614	$718	$137	$15,505

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

As of March 31, 2026, $37.9 million of loans were individually evaluated with $243,000 of ACLL attributed to such loans. At March 31, 2026, two individually evaluated loans with recorded investments totaling $386,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $37.5 million were evaluated based on the underlying value of the collateral. One $12.8 million commercial real estate loan and one $4.5 million multi-family loan were accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at March 31, 2026.

As of December 31, 2025, $25.9 million of loans were individually evaluated with $151,000 of ACLL attributed to such loans. At December 31, 2025, two individually evaluated loans with recorded investments totaling $303,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $25.6 million were evaluated based on the underlying value of the collateral. One $4.5 million multi-family loan was accruing interest at year end, while all other individually evaluated loans were on nonaccrual status at December 31, 2025.

Collateral Dependent Loans. Loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of March 31, 2026.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Auto	Business Assets	Total
One-to-four family	$2,433	$—	$—	$—	$—	$—	$—	$2,433
Multi-family	—	—	4,533	—	—	—	—	4,533
Commercial real estate	—	12,781	—	6,158	3,435	—	—	22,374
Construction and land	—	4,160	—	—	—	—	—	4,160
Auto and other consumer	—	—	—	—	—	302	—	302
Commercial business	2,871	7	—	—	—	—	799	3,677
Total collateral-dependent loans	$5,304	$16,948	$4,533	$6,158	$3,435	$302	$799	$37,479

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of December 31, 2025.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
One-to-four family	$2,181	$—	$—	$—	$—	$—	$2,181
Multi-family	—	—	4,531	—	—	—	4,531
Commercial real estate	—	—	—	6,306	3,435	—	9,741
Construction and land	—	5,139	—	—	—	—	5,139
Commercial business	2,875	7	—	—	—	1,108	3,990
Total collateral-dependent loans	$5,056	$5,146	$4,531	$6,306	$3,435	$1,108	$25,582

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

There were no new MLTB during the three months ended March 31, 2026 or 2025.

Other Real Estate Owned ("OREO"). The Company held $1.4 million at both March 31, 2026, and December 31, 2025, of OREO secured by residential real estate properties included in "prepaid expenses and other assets" on the Consolidated Balance Sheets.

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended March 31, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$3,789	$—	$—	$(294)	$3,495
Multi-family	2,458	—	—	(88)	2,370
Commercial real estate	3,405	(3)	—	161	3,563
Construction and land	661	(171)	—	385	875
Home equity	1,329	—	—	(43)	1,286
Auto and other consumer	1,956	(276)	50	227	1,957
Commercial business	3,389	(133)	382	(361)	3,277
Total	$16,987	$(583)	$432	$(13)	$16,823

	At or For the Three Months Ended March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
One-to-four family	$4,757	$—	$—	$119	$4,876
Multi-family	2,493	—	—	152	2,645
Commercial real estate	2,410	(5,571)	6	5,582	2,427
Construction and land	576	(374)	—	259	461
Home equity	1,322	—	—	65	1,387
Auto and other consumer	2,687	(243)	43	(38)	2,449
Commercial business	6,204	(1,513)	2	1,631	6,324
Total	$20,449	$(7,701)	$51	$7,770	$20,569

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. This allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $685,000 and $594,000 at March 31, 2026, and December 31, 2025, respectively. The related provision expense was $91,000 and $15,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Noninterest-bearing demand deposits	$238,901	—%	$245,760	—%
Interest-bearing demand deposits	157,565	0.20	143,166	0.19
Money market accounts	449,353	2.11	451,143	2.12
Savings accounts	246,533	1.45	239,258	1.39
Certificates of deposit, customer	445,110	3.60	433,264	3.63
Certificates of deposit, brokered	64,120	4.20	86,510	4.22
Total deposits	$1,601,582	2.00	$1,599,101	2.04

The aggregate amount of time deposits issued in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  March 31, 2026 and December 31, 2025, was $173.4 million and $164.2 million, respectively.

Maturities of certificates at the dates indicated are as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Within one year or less	$462,799	$450,819
After one year through two years	38,464	59,588
After two years through three years	4,310	5,483
After three years through four years	1,457	2,211
After four years through five years	2,200	1,673
Total certificates of deposit	$509,230	$519,774

At  March 31, 2026 and December 31, 2025, deposits included $114.0 million and $113.6 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $60.0 million at  March 31, 2026 and December 31, 2025, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  March 31, 2026 and December 31, 2025, were funds held by federally recognized tribes totaling $31.1 million and $31.3 million, respectively. Investment securities with a carrying value of $32.4 million and $40.7 million were pledged as collateral for these deposits at  March 31, 2026 and December 31, 2025, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Demand deposits	$72	$260
Money market accounts	2,343	2,345
Savings accounts	871	783
Certificates of deposit, customer	3,892	4,522
Certificates of deposit, brokered	752	1,827
Total interest expense on deposits	$7,930	$9,737

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $181.6 million and $204.4 million at  March 31, 2026 and December 31, 2025, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $835.3 million and $871.3 million at  March 31, 2026 and December 31, 2025, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $60.0 million to collateralize public deposits and $772,000 to secure the Bellevue, Washington branch lease at both  March 31, 2026 and  December 31, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $16.9 million and $17.3 million at  March 31, 2026 and December 31, 2025, respectively. Investment securities with a carrying value of $17.6 million and $18.0 million were pledged to the FRB at  March 31, 2026 and December 31, 2025, respectively.

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

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a revolving line of credit. The agreement was modified in 2025 and the new terms allow a maximum extension of credit of $15.0 million. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at  March 31, 2026, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. Available borrowing capacity was $1.5 million at both  March 31, 2026 and December 31, 2025. The line of credit matures on November 16, 2026.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at both  March 31, 2026 and December 31, 2025. This credit facility is authorized for use through December 31, 2027.

The following table presents information regarding our borrowings as of March 31, 2026. The table includes both long- and short-term borrowings.

(dollars in thousands)	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
Balance outstanding	$130,000	$150,000	$13,500	$34,660
Weighted-average daily interest rates
Annualized	4.05%	3.87%	7.15%	4.04%
Period End	4.06%	3.88%	7.25%	4.04%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  March 31, 2026 are as follows:

(dollars in thousands)	Amount	Weighted- Average Interest Rate
Within one year or less	$70,000	4.04%
After one year through two years	35,000	3.78
After two years through three years	25,000	4.50
Total FHLB long-term advances	$130,000	4.06

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

Effective tax rates differ from the statutory maximum federal tax rate for 2026 and 2025 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. Included in the benefit from income tax for the first quarter of 2026 were additional adjustments related to unrealized gains and penalties. Included in the benefit from income tax for the first quarter of 2025 was an estimate for taxes and penalties on the early surrender of a BOLI contract.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended March 31,
(dollars in thousands, except share data)	2026	2025
Net income (loss):
Net income (loss) available to common shareholders	$6	$(9,036)
Dividends and undistributed earnings allocated to participating securities	—	—
Earnings (loss) allocated to common shareholders	$6	$(9,036)
Basic:
Weighted average common shares outstanding	9,468,679	9,380,951
Weighted average unvested restricted stock awards	(153,793)	(112,987)
Weighted average unallocated ESOP shares	(467,677)	(520,542)
Total basic weighted average common shares outstanding	8,847,209	8,747,422
Diluted:
Basic weighted average common shares outstanding	8,847,209	8,747,422
Dilutive restricted stock awards	47,789	—
Total diluted weighted average common shares outstanding	8,894,998	8,747,422
Basic earnings (loss) per common share	$—	$(1.03)
Diluted earnings (loss) per common share	$—	$(1.03)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  March 31, 2026 and 2025, antidilutive shares as calculated under the treasury stock method totaled 872 and 28,364, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. No principal or interest payments were made by the ESOP during the three months ended March 31, 2026 and 2025.

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

Compensation expense related to the ESOP for the three months ended March 31, 2026 and 2025, was $127,000 and $140,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

(dollars in thousands, except share data)	March 31, 2026	December 31, 2025
Allocated shares	545,097	545,097
Committed to be released shares	39,663	26,442
Unallocated shares	463,269	476,490
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$4,021	$4,469

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. The maximum number of shares that may be utilized for awards under the 2020 EIP is 520,000. As of March 31, 2026, there were 62,552 total shares available for grant under the 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights.

There were 33,101 and 64,443 shares of restricted stock awarded, respectively, during the three months ended March 31, 2026 and 2025. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 16,045 and 33,251 performance shares awarded, respectively, during the three months ended March 31, 2026 and 2025. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended March 31, 2026 and 2025, total compensation expense for the equity incentive plans was $106,000 and $194,000, respectively. Included in the compensation expense for the three months ended March 31, 2026 and 2025, was directors' equity compensation of $57,000 and $56,000, respectively.

The following tables provide a summary of changes in non-vested stock awards for the period shown:

Three Months Ended March 31, 2026	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2026	162,097	$9.53
Granted	49,146	9.19
Vested	(25,785)	11.12
Canceled (1)	(1,862)	11.12
Forfeited	(15,909)	11.90
Non-vested at March 31, 2026	167,687	8.95

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of March 31, 2026, there was $1.2 million of total unrecognized compensation cost related to non-vested shares granted as stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.1 years.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2026
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$11,884	$67,681	$—	$79,565
ABS agency	—	11,632	—	11,632
ABS corporate	—	7,676	—	7,676
Corporate debt	1,965	35,427	—	37,392
SBA	—	5,820	—	5,820
MBS agency	—	97,968	—	97,968
MBS non-agency	—	26,349	6,583	32,932
Sold loan servicing rights	—	—	2,999	2,999
Total assets measured at fair value	$13,849	$252,553	$9,582	$275,984
Financial Liabilities
Interest rate swap derivative	$—	$871	$—	$871

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$11,908	$68,344	$—	$80,252
ABS agency	—	11,943	—	11,943
ABS corporate	—	7,961	—	7,961
Corporate debt	1,977	36,824	—	38,801
SBA	—	6,293	—	6,293
MBS agency	—	91,656	—	91,656
MBS non-agency	—	26,805	6,599	33,404
Sold loan servicing rights	—	—	3,014	3,014
Total assets measured at fair value	$13,885	$249,826	$9,613	$273,324
Financial Liabilities
Interest rate swap derivative	$—	$1,703	$—	$1,703

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

March 31, 2026	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$2,999	Discounted cash flow	Constant prepayment rate	3.42% - 30.45% (5.42%)
			Discount rate	10.63% - 14.38% (11.25%)
MBS non-agency	$6,583	Consensus pricing	Offered quotes	98.3 - 100.2
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Sold loan servicing rights	$3,014	Discounted cash flow	Constant prepayment rate	4.31% - 31.02% (5.88%)
			Discount rate	10.38% - 12.52% (10.99%)
MBS non-agency	$6,599	Consensus pricing	Offered quotes	99.0 - 100.4
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Sold loan servicing rights:
Balance at beginning of period	$3,014	$3,281
Servicing rights that result from transfers and sale of financial assets	3	11
Changes in fair value due to changes in model inputs or assumptions (1)	(18)	9
Balance at end of period	$2,999	$3,301
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Securities available for sale:
MBS non-agency
Balance at beginning of period	$6,599	$31,881
Principal payments and maturities	—	(13,424)
Unrealized (Losses) Gains	(16)	86
Balance at end of period	$6,583	$18,543

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated collateral-dependent loans	$—	$—	$37,479	$37,479
Other real estate owned	—	—	1,380	1,380

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated collateral-dependent loans	$—	$—	$25,582	$25,582
Other real estate owned	—	—	1,380	1,380

At  March 31, 2026 and December 31, 2025, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs.

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	March 31, 2026
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$104,136	$104,136	$104,136	$—	$—
Investment securities available for sale	272,985	272,985	13,849	252,553	6,583
Loans held for sale	1,140	1,140	—	1,140	—
Loans receivable, net	1,612,979	1,512,743	—	—	1,512,743
FHLB stock	13,927	13,927	—	13,927	—
Accrued interest receivable	7,051	7,051	—	7,051	—
Sold loan servicing rights, at fair value	2,999	2,999	—	—	2,999
Financial liabilities
Demand deposits	$1,092,352	$1,092,352	$1,092,352	$—	$—
Time deposits	509,230	508,757	—	—	508,757
FHLB Borrowings	280,000	279,950	—	—	279,950
Line of Credit	13,500	13,592	—	—	13,592
Subordinated debt, net	34,660	35,882	—	—	35,882
Accrued interest payable	280	280	—	280	—
Interest rate swap derivative	871	871	—	871	—

	December 31, 2025
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,117	$85,117	$85,117	$—	$—
Investment securities available for sale	270,310	270,310	13,885	249,826	6,599
Loans held for sale	1,063	1,063	—	1,063	—
Loans receivable, net	1,612,028	1,504,219	—	—	1,504,219
FHLB stock	13,105	13,105	—	13,105	—
Accrued interest receivable	6,498	6,498	—	6,498	—
Sold loan servicing rights, at fair value	3,014	3,014	—	—	3,014
Financial liabilities
Demand deposits	1,079,327	$1,079,327	$1,079,327	$—	$—
Time deposits	519,774	520,033	—	—	520,033
FHLB Borrowings	260,000	260,510	—	—	260,510
Line of Credit	13,500	13,589	—	—	13,589
Subordinated debt, net	34,643	35,973	—	—	35,973
Accrued interest payable	1,223	1,223	—	1,223	—
Interest rate swap derivative	1,703	1,703	—	1,703	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	2,439	—	—	—	2,439
Amounts reclassified from accumulated other comprehensive income	—	—	29	(425)	(396)
Net other comprehensive income (loss)	2,439	—	29	(425)	2,043
Balance at March 31, 2025	$(25,771)	$(486)	$(1,274)	$(598)	$(28,129)

Balance at December 31, 2025	$(20,058)	$(387)	$(1,184)	$(769)	$(22,398)
Other comprehensive loss before reclassification	(846)	—	—	—	(846)
Amounts reclassified from accumulated other comprehensive income	—	—	29	295	324
Net other comprehensive (loss) income	(846)	—	29	295	(522)
Balance at March 31, 2026	$(20,904)	$(387)	$(1,155)	$(474)	$(22,920)

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

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges for the periods shown.

(dollars in thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item in the Consolidated Balance Sheets where the hedged item is included:
March 31, 2026
Investment securities (1)	$50,603	$603
Loans receivable (2)	97,020	406
Total	$147,623	$1,009

December 31, 2025
Investment securities (1)	$50,980	$980
Loans receivable (2)	100,903	903
Total	$151,883	$1,883

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $55.9 million and $56.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $603,000 and $980,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $201.3 million and $213.3 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $406,000 and $903,000, respectively; and the amount of the designated hedged items was $96.6 million and $100.0 million, respectively.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
(dollars in thousands)	Notional Amount	Other Assets	Other Liabilities
March 31, 2026
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$490
Interest rate swaps - loans	96,614	—	381

December 31, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$860
Interest rate swaps - loans	100,000	—	843

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Total amounts recognized in interest on investment securities	$2,585	$3,803
Total amounts recognized in interest and fees on loans receivable	22,000	22,231
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$377	$(541)
Recognized on derivatives designated as hedging instruments	(375)	531
Interest rate swaps - loans
Recognized on hedged items	497	(754)
Recognized on derivatives designated as hedging instruments	(478)	757
Net income (expense) recognized on fair value hedges	$21	$(7)

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At March 31, 2026, the Company had derivatives in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at March 31, 2026, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of March 31, 2026, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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

The accounting policies of the Bank are the same as those described in the summary of significant accounting policies in Note 1 of the Company's Annual Report on Form 10-K for the year ended  December 31, 2025 ("2025 Form 10-K"). The CODM assesses performance for the Bank and decides how to allocate resources based on net income that is reported on the income statement as consolidated net income. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

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

Note 15 - Legal contingencies

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

3|5|2 Capital Litigation

As the Company previously disclosed, on June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "3|5|2 Complaint") against First Fed, in the Superior Court of the State of Washington for King County, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management. The 3|5|2 Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The 3|5|2 Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the 3|5|2 Complaint and is vigorously defending against the claims.

On September 30, 2025, First Fed filed its Answer, Affirmative Defenses, and Counterclaims, which include a counterclaim alleging that 3|5|2 Capital aided and abetted a fraudulent scheme perpetrated by Ryan Wear, Water Station, and certain affiliated entities, causing damage to the Bank.

On January 30, 2026, First Fed filed its Amended Answer, Affirmative Defenses, and Counterclaims adding Leucadia Asset Management, LLC ("Leucadia") to the litigation with 3|5|2 Capital. On March 17, 2026, 3|5|2 Capital and Leucadia filed a Motion to Dismiss the Bank's counterclaims, which First Fed opposes. The motion is pending.

Socotra REIT I Litigation

On October 17, 2025, Socotra REIT I, LLC ("Socotra") filed a complaint (the "Socotra Complaint") against First Fed, in the Superior Court of the State of Washington for King County. The Socotra Complaint alleges that First Fed made misrepresentations, committed fraudulent acts, converted funds, and violated Washington’s Consumer Protection Act in connection with a $7.7 million commercial loan from Socotra to Ideal Property Investments LLC that paid down $4.0 million in First Fed secured obligations, and seeks unspecified damages including restitution, statutory penalties, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the Socotra Complaint and is vigorously defending against the claims made therein. On December 8, 2025, First Fed filed its Answer and Affirmative Defenses. The Bank and Socotra are currently engaged in discovery.

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

These forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	risks associated with lending and potential adverse changes in the credit quality of our loan portfolio;
•	legislative, regulatory and policy changes;
•	uncertainties relating to litigation;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand and the values and liquidity of loan collateral, securities and interest-sensitive assets and liabilities;
•	changes in monetary and fiscal policies including interest rate policies of the Federal Reserve and the impacts of such changes on our earnings;
•	our ability to successfully execute on growth strategies and integrate technology into our business;
•	pressures on liquidity as a result of withdrawals of customer deposits or declines in the value of our investment portfolio;
•	the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including increased regulatory requirements and costs and potential impact to macroeconomic conditions;
•	increased competitive pressures among financial services companies, particularly from non-traditional banking entities such as challenger banks, fintech, and mega technology companies;
•	changes in consumer spending, borrowing and savings habits, resulting in reduced demand for banking products and services, particularly in the event of a recession that affects our market areas;
•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions, including those resulting from examinations by our primary or other regulatory authorities;
•	our ability to implement, maintain, and improve an effective risk management framework, disclosure controls and procedures and internal controls over financial reporting;
•	our ability to attract and retain executive officers and key employees;
•	the costs and effects of disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, information technology systems;
•	risks related to overall economic conditions;
•	any failure of key third-party vendors to perform their obligations to us;
•	risks related to natural disasters, including droughts, fires, floods, earthquakes, geopolitical events, acts of war or terrorism or other hostilities, public health crises, pandemics or other catastrophic events beyond our control;
•	fluctuation in our stock price and general volatility in the stock market;
•	the effects of any reputational damage to the Company, including resulting from any of the foregoing; and
•	other economic, competitive, governmental, regulatory and technical factors affecting our operations, pricing, products and services and other risks described elsewhere in our filings with the Securities and Exchange Commission, including this Form 10-Q and the Company's 2025 Form 10-K.

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

First Fed is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank serves Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties in Washington State through its eleven full-service branches and five business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificates") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. The Bank signed a redemption agreement in February 2026 which sets forth the path to unwind its investment in the Hero Fund, with capital distributions anticipated to commence in the third quarter of 2026.

First Northwest's limited partnership investments include BankTech Ventures, LP; Canapi Ventures Fund, LP; and JAM FINTOP Frontier Fund, LP. These limited partnerships invest in fintech-related businesses with a focus on developing digital solutions applicable to the banking industry. In 2022, First Northwest acquired a 33% interest in The Meriwether Group, LLC ("MWG"), a boutique investment bank and consulting firm focused on providing entrepreneurs with resources to help them succeed, including equity and debt raising services. MWG holds a 20% general partner interest in Meriwether Group Capital, LLC ("MWGC"). MWGC holds a 0.01% general partner interest in the Hero Fund. The Company held a 25% equity interest as a general partner in MWGC prior to the February 2026 redemption of its interest.

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

An offset to net interest income is the provision for credit losses, which represents the periodic charge to operations required to adequately provide for probable losses inherent in our loan, unfunded commitments and investment portfolios through the allowance for credit loss for each respective portfolio. A recapture of previously recognized provision for credit losses may be recorded if forecasted macroeconomic factors improve, underlying balances decrease, or recoveries of amounts previously charged off are received.

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

Recent Regulatory Developments

On March 19, 2026, the federal banking agencies issued several proposals to revise the U.S. regulatory capital framework. The proposals would, among other things, modify aspects of the standardized approach to risk-based capital that applies to the Company, including by making the risk weights for certain residential mortgage exposures more risk sensitive and decreasing the risk weights of corporate exposures, which could affect certain aspects of the Company’s regulatory capital calculations. The Company is continuing to evaluate these proposals and their potential impact on its regulatory capital position.

Critical Accounting Policies

There are no material changes to the critical accounting policies from those disclosed in the Company's 2025 Form 10-K.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Assets. Total assets increased to $2.13 billion, or 1.2%, at March 31, 2026, from $2.11 billion at December 31, 2025.

Cash and cash equivalents increased by $19.0 million, or 22.3%, to $104.1 million as of March 31, 2026, compared to $85.1 million as of December 31, 2025.

Investment securities increased $2.7 million, or 1.0%, to $273.0 million at March 31, 2026, from $270.3 million at December 31, 2025. Purchases totaling $11.1 million were partially offset by maturities totaling $3.3 million, regular principal payments totaling $3.9 million and a $1.2 million increase in net unrealized losses during the three months ended March 31, 2026.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.8 years as of March 31, 2026 and 6.5 years as of December 31, 2025, and had an estimated average repricing term of 5.7 years as of March 31, 2026, compared to 6.7 years as of December 31, 2025, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.7 years at March 31, 2026, compared to 4.6 years at December 31, 2025. The investment portfolio was comprised of 55.1% in amortizing securities at March 31, 2026, compared to 54.2% at December 31, 2025. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We anticipate the investment portfolio will continue to provide supplemental interest income and act as a source of liquidity. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, increased $1.0 million, or 0.1%, to $1.61 billion at March 31, 2026, from $1.61 billion at December 31, 2025. During the three months ended March 31, 2026, one-to-four family loans decreased $13.8 million during the three months ended March 31, 2026, as repayment activity exceeded $1.2 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $450,000. Multi-family loans decreased $17.6 million during the three months ended March 31, 2026, as prepayments and scheduled payments exceeded $1.8 million of new loan originations and $199,000 of construction loans converting into permanent amortizing loans. Commercial real estate loans increased $560,000 during the three months ended March 31, 2026, with $4.5 million of new loan originations and $616,000 of construction loan conversions exceeding repayment activity. Construction and land loans increased $1.1 million, or 1.8%, to $62.4 million at March 31, 2026, from $61.3 million at December 31, 2025, with draws on new and existing loan commitments totaling $11.4 million, partially offset by payment activity totaling $7.1 million and $2.0 million converting into fully amortizing loans.

Home equity loan outstanding balances increased $1.2 million over the prior year end due to $6.8 million of net draws on new and existing line of credit commitments and $1.5 million of home equity loan originations, partially offset by prepayments and scheduled payments. Auto and other consumer loans increased $7.5 million with auto loan purchases of $21.5 million and individual manufactured home loan purchases of $1.6 million, partially offset by prepayments and scheduled payments.

Commercial business loans increased $22.3 million, including a $23.0 million increase to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, $2.8 million of draws on existing line of credit commitments and $5.0 million of organic originations, partially offset by charge-offs totaling $1.2 million and other repayment activity.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
March 31, 2026
Construction Commitment
One-to-four family residential	$7,489	$34,038	$1,081	$—	$42,608
Multi-family residential	3,900	18,152	—	—	22,052
Commercial real estate	480	21,016	4,214	10,899	36,609
Total commitment	$11,869	$73,206	$5,295	$10,899	$101,269

Construction Funds Disbursed
One-to-four family residential	$1,915	$16,090	$852	$—	$18,857
Multi-family residential	3,126	9,193	—	—	12,319
Commercial real estate	191	16,077	3,753	5,928	25,949
Total disbursed for construction	5,232	41,360	4,605	5,928	57,125
Net deferred fees (costs)	26	(420)	(1)	(25)	(420)
Amortized cost for construction	$5,258	$40,940	$4,604	$5,903	$56,705

Undisbursed Commitment
One-to-four family residential	$5,574	$17,948	$229	$—	$23,751
Multi-family residential	774	8,959	—	—	9,733
Commercial real estate	289	4,939	461	4,971	10,660
Total undisbursed	$6,637	$31,846	$690	$4,971	$44,144

Land Funds Disbursed
One-to-four family residential	$1,545	$1,763	$—	$—	$3,308
Commercial real estate	1,143	1,152	—	—	2,295
Total disbursed for land	2,688	2,915	—	—	5,603
Net deferred fees	22	17	—	—	39
Amortized cost for land	$2,710	$2,932	$—	$—	$5,642
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
December 31, 2025
Construction Commitment
One-to-four family residential	$5,460	$40,189	$1,081	$—	$46,730
Multi-family residential	3,900	18,153	—	—	22,053
Commercial real estate	480	21,855	4,214	9,706	36,255
Total commitment	$9,840	$80,197	$5,295	$9,706	$105,038

Construction Funds Disbursed
One-to-four family residential	$1,857	$21,045	$695	$—	$23,597
Multi-family residential	2,842	7,449	—	—	10,291
Commercial real estate	56	15,418	3,177	2,975	21,626
Total disbursed for construction	4,755	43,912	3,872	2,975	55,514
Net deferred fees (costs)	20	(441)	2	(26)	(445)
Amortized cost for construction	$4,775	$43,471	$3,874	$2,949	$55,069

Undisbursed Commitment
One-to-four family residential	$3,603	$19,144	$386	$—	$23,133
Multi-family residential	1,058	10,704	—	—	11,762
Commercial real estate	424	6,437	1,037	6,731	14,629
Total undisbursed	$5,085	$36,285	$1,423	$6,731	$49,524

Land Funds Disbursed
One-to-four family residential	$1,929	$1,792	$121	$—	$3,842
Commercial real estate	1,147	1,158	—	—	2,305
Total disbursed for land	3,076	2,950	121	—	6,147
Net deferred fees	28	21	3	—	52
Amortized cost for land	$3,104	$2,971	$124	$—	$6,199
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the three months ended March 31, 2026, the Company added $29.9 million of organic loan originations, of which $14.4 million, or 48.1%, were located in the Puget Sound region, $13.4 million, or 44.9%, on the North Olympic Peninsula, and $2.1 million, or 7.0%, in other areas throughout Washington State. The Company purchased an additional $21.5 million in auto loans and $1.6 million in manufactured home loans to borrowers located throughout the United States during the three months ended March 31, 2026. The total loan portfolio was composed of 77.4% organic originations and 22.6% purchased loans at March 31, 2026. We will continue to assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic growth through wholesale acquisitions with the goal of improving earnings while also prudently managing credit risk.

The ACLL decreased to $16.8 million at March 31, 2026, compared to $17.0 million at December 31, 2025. A $256,000 reduction in the pooled loan reserve balance was driven by decreased loan balances in most categories combined with lower loss factors applied to one-to-four family and other consumer loans. Decreases to the pooled loan reserve balance were partially offset by higher purchased auto and Northpointe MPP balances and higher loss factors applied to commercial real estate, multi-family and construction loan balances at the end of the current quarter. The pooled loan reserve was impacted by a mild increase in gross domestic product, lower unemployment forecasts and a reduction in nonaccrual loans. The reserve on individually analyzed loans increased $92,000 due to a commercial business loan new to the category with a reserve at period end. The ACLL as a percentage of total loans was 1.03% and 1.04% at March 31, 2026 and December 31, 2025, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of March 31, 2026.

Nonperforming loans decreased $896,000, or 4.0%, to $21.7 million at March 31, 2026, from $22.6 million at December 31, 2025. Current quarter activity included principal payments totaling $806,000, payoffs totaling $776,000 and net recoveries on nonperforming loans totaling $505,000. The decreases were partially offset by the transition into nonaccrual status of a residential mortgage, two auto loans, a commercial business loan and five other consumer loans totaling $1.2 million. Nonperforming loans to total loans was 1.3% at March 31, 2026, compared to 1.4% at December 31, 2025. The ACLL as a percentage of nonaccrual loans increased to 77.5% at March 31, 2026, up from 75.2% at December 31, 2025.

Classified loans decreased $685,000, or 1.9%, to $34.6 million at March 31, 2026, from $35.3 million at December 31, 2025, primarily due to payoffs totaling $653,000, principal payments totaling $567,000, net recoveries on previously charged-off loans totaling $501,000 and upgrades totaling $156,000. The decreases were partially offset by downgrades of consumer loans totaling $566,000, a $524,000 residential mortgage loan and a $112,000 commercial business loan. Four collateral-dependent loans totaling $26.5 million account for 77% of the classified loan balance at March 31, 2026. The Bank continues to work with all borrowers to facilitate satisfactory repayment.

In the first quarter of 2026, the Bank recorded net recoveries of $249,000 in commercial business loans. Charge-offs of $226,000 to auto and other consumer loans, $171,000 to a commercial construction loan and $3,000 to commercial real estate loans partially offset the recoveries. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	March 31, 2026	December 31, 2025	Amount	Percent
Real Estate:
One-to-four family	$362,984	$376,731	$(13,747)	(3.6)%
Multi-family	270,979	288,529	(17,550)	(6.1)
Commercial real estate	403,243	402,683	560	0.1
Construction and land	62,347	61,268	1,079	1.8
Total real estate loans	1,099,553	1,129,211	(29,658)	(2.6)
Consumer:
Home equity	86,292	85,088	1,204	1.4
Auto and other consumer	290,960	283,502	7,458	2.6
Total consumer loans	377,252	368,590	8,662	2.4
Commercial business loans	152,591	130,311	22,280	17.1
Total loans receivable	1,629,396	1,628,112	1,284	0.1
Less:
Derivative basis adjustment	(406)	(903)	497	(55.0)
Allowance for credit losses on loans	16,823	16,987	(164)	(1.0)
Loans receivable, net	$1,612,979	$1,612,028	$951	0.1

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	March 31, 2026	December 31, 2025	Amount	Percent
Nonaccrual loans:
Real estate loans:
One-to-four family	$2,521	$2,272	$249	11.0%
Commercial real estate	9,619	9,745	(126)	(1.3)
Construction and land	4,164	5,146	(982)	(19.1)
Total real estate loans	16,304	17,163	(859)	(5.0)
Consumer loans:
Home equity	53	53	—	—
Auto and other consumer	1,280	1,086	194	17.9
Total consumer loans	1,333	1,139	194	17.0
Commercial business	4,062	4,293	(231)	(5.4)
Total nonaccrual loans	21,699	22,595	(896)	(4.0)
Real estate owned:
One-to-four family	1,380	1,380	—	—
Total nonperforming assets	$23,079	$23,975	$(896)	(3.7)

MLTB loans:
Multi-family	$4,533	$4,531	2	—
Commercial real estate	9,593	9,741	$(148)	(1.5)
Commercial business	7	7	—	—
Total restructured loans	$14,133	$14,279	$(146)	(1.0)

Nonaccrual loans as a percentage of total loans	1.33%	1.39%	(0.06)%	(4.3)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$9,600	$9,748	$(148)	(1.5)%

Liabilities. Total liabilities increased to $1.98 billion at March 31, 2026, from $1.95 billion at December 31, 2025, due to increases in borrowings of $20.0 million and deposits of $2.5 million.

Deposit account balances increased $2.5 million, or 0.2%, to $1.60 billion at March 31, 2026 from $1.60 billion at December 31, 2025. During the first three months of 2026, total customer deposit balances increased $24.9 million and brokered deposit balances decreased $22.4 million. Within customer deposit balances, increases in customer CDs of $11.9 million, demand deposit accounts of $7.5 million and savings accounts of $7.3 million were partially offset by decreases in money market accounts of $1.8 million. The Bank utilizes Brokered CDs as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Competition for deposits across the industry continues to pose deposit retention challenges. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

FHLB advances increased $20.0 million, or 7.7% to $280.0 million at March 31, 2026, from $260.0 million at December 31, 2025. The short-term FHLB advances supported increased on balance sheet liquidity.

Equity. Total shareholders' equity decreased $298,000 to $157.0 million for the three months ended March 31, 2026, due to a decrease in the after-tax fair market values of the available-for-sale investment securities portfolio of $847,000, partially offset by a $295,000 increase in the investment portfolio hedge post-tax fair market value and net income of $6,000. During the first three months of 2026, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

General. The Company recorded net income of $6,000 for the three months ended March 31, 2026, compared to a net loss of $9.0 million for the three months ended March 31, 2025. A $7.7 million decrease in provision for credit losses, a $3.3 million decrease in noninterest expense and a $593,000 increase in net interest income were partially offset by a $1.8 million decrease in noninterest income and an $805,000 decrease in income tax benefit.

Net Interest Income. Net interest income increased $593,000 to $14.4 million for the three months ended March 31, 2026, from $13.9 million for the three months ended March 31, 2025, as reduced deposit and borrowing costs outpaced declines in loan, investment and interest-earning deposit income. The net interest margin increased 27 basis points to 3.03% for the three months ended March 31, 2026, compared to 2.76% for the same period in 2025.

Interest Income. Total interest income decreased $1.5 million, or 5.6%, to $25.3 million for the three months ended March 31, 2026, from $26.8 million for the comparable period in 2025. Average earning assets decreased $101.5 million year-over-year. The yield on average interest-earning assets decreased 3 basis points to 5.32% for the three months ended March 31, 2026, compared to 5.35% for the same period in the prior year. Interest from investment securities decreased $1.2 million primarily due to the maturity of some higher-yielding investment securities during 2025. Interest and fees on loans receivable decreased $231,000, to $22.0 million for the three months ended March 31, 2026, from $22.2 million for the three months ended March 31, 2025, primarily due to a decrease in the average balance of net loans receivable of $44.7 million and a change in the mix of loans compared to the prior year, partially offset by an increase in average loan yields to 5.59% for the three months ended March 31, 2026, from 5.49% for the same period in 2025.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
Loans receivable, net	$1,597,287	5.59%	$1,641,937	5.49%	$(231)
Investment securities	269,658	3.89	333,208	4.63	(1,218)
FHLB stock	12,168	9.40	13,609	9.15	(25)
Interest-earning deposits in banks	51,046	3.71	42,917	4.55	(15)
Total interest-earning assets	$1,930,159	5.32	$2,031,671	5.35	$(1,489)

Interest Expense. Total interest expense decreased $2.1 million, or 16.0%, to $10.9 million for the three months ended March 31, 2026, compared to $13.0 million for the three months ended March 31, 2025. The average cost of interest-bearing liabilities decreased 33 basis points to 2.72% for the three months ended March 31, 2026, compared to 3.05% for the same period last year. Interest expense on deposits decreased $1.8 million due to a $70.9 million decrease in the average balance and a 40 basis point decrease in the cost of interest-bearing deposits. A shift in the deposit mix from brokered CDs, interest-bearing demand and customer CDs to higher average balances of money market and savings accounts resulted in a lower cost of deposits. Interest expense on borrowings decreased $275,000 due to a $30.4 million decrease in the average balance offset by a 5 basis point increase in the cost of borrowings, primarily FHLB advances, compared to the same period in 2025.

During the three months ended March 31, 2026, interest expense on brokered CDs decreased due to lower average balances of $88.2 million along with a 33 basis point decrease in the average rate paid, compared to the three months ended March 31, 2025. Customer CDs represented 27.8% and 27.0% of total deposits at March 31, 2026 and 2025, respectively. Brokered CDs represented 4.0% and 8.3% of total deposits at March 31, 2026 and 2025, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
Interest-bearing demand deposits	$140,574	0.21%	$168,414	0.63%	$(188)
Money market accounts	446,467	2.13	414,425	2.29	(2)
Savings accounts	243,322	1.45	216,499	1.47	88
Certificates of deposit, customer	438,176	3.60	451,936	4.06	(630)
Certificates of deposit, brokered	70,123	4.35	158,269	4.68	(1,075)
Advances	252,778	4.20	279,500	4.14	(236)
Subordinated debt	34,651	4.04	38,370	4.06	(39)
Total interest-bearing liabilities	$1,626,091	2.72	$1,727,413	3.05	$(2,082)

Provision for Credit Losses. The Company recorded a $13,000 loan loss provision recapture offset by a $91,000 unfunded commitment provision for the three months ended March 31, 2026. This compares to a $7.8 million loan loss provision and a $15,000 unfunded commitment provision for the three months ended March 31, 2025. The current period recapture of provision for credit losses on loans reflects lower pooled reserve loan balances, changes in the loan portfolio composition and reduced nonperforming loans at March 31, 2026, partially offset by net charge-offs totaling $151,000 for the three-month period and an increase in the reserve on individually evaluated loans. The higher unfunded commitment provision compared to the same period in 2025 was due to higher qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Total loans receivable	$1,629,396	$1,657,576
Net charge-offs	(151)	(7,650)
(Recapture of) provision for credit losses on loans	(13)	7,770
Allowance for credit losses on loans	16,823	20,569
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.03%	1.24%
Total nonaccrual loans	21,699	20,355
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	78%	101%
Nonaccrual loans as a percentage of total loans receivable	1.33%	1.23%

Unfunded loan commitments	$166,899	$175,100
Provision for credit losses on unfunded commitments	91	15
Reserve for unfunded commitments	685	614

Noninterest Income. Noninterest income decreased $1.8 million, or 46.8%, to $2.0 million for the three months ended March 31, 2026, from $3.8 million for the three months ended March 31, 2025. The prior year included a $1.1 million BOLI death benefit and an $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount recorded in other income.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Loan and deposit service fees	$1,122	$1,106	$16	1.4%
Sold loan servicing fees and servicing rights mark-to-market	127	195	(68)	(34.9)
Net gain on sale of loans	76	11	65	590.9
Increase in BOLI cash surrender value	468	372	96	25.8
Income from BOLI death benefit, net	—	1,059	(1,059)	(100.0)
Other income	215	1,034	(819)	(79.2)
Total noninterest income	$2,008	$3,777	$(1,769)	(46.8)

Noninterest Expense. Noninterest expense decreased $3.3 million, or 16.6%, to $16.7 million for the three months ended March 31, 2026, compared to $20.0 million for the three months ended March 31, 2025. The prior year included a $5.8 million legal settlement paid. Legal expense included in professional fees increased $846,000 period-over-period as the Company continues to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. Consulting costs included in professional fees increased $432,000 compared to the same period in 2025 as the Bank utilized outside resources to assist with key duties of certain open positions.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Compensation and benefits	$8,232	$7,715	$517	6.7%
Data processing	2,228	2,011	217	10.8
Occupancy and equipment	1,565	1,592	(27)	(1.7)
Supplies, postage, and telephone	298	298	—	—
Regulatory assessments and state taxes	534	479	55	11.5
Advertising	304	265	39	14.7
Professional fees	2,026	777	1,249	160.7
FDIC insurance premium	363	434	(71)	(16.4)
Legal settlement	—	5,750	(5,750)	(100.0)
Other expense	1,134	679	455	67.0
Total noninterest expense	$16,684	$20,000	$(3,316)	(16.6)

Provision for Income Tax. An income tax benefit of $320,000 was recorded for the three months ended March 31, 2026, compared to a benefit of $1.1 million for the three months ended March 31, 2025, due to a period-over-period increase in net loss before taxes of $9.9 million and adjustments related to the tax penalty estimate for the early surrender of BOLI contracts. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of March 31, 2026 and 2025. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included within loans receivable in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2026			2025
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
(dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net (1) (2)	$1,597,287	$22,000	5.59%	$1,641,937	$22,231	5.49%
Total investment securities	269,658	2,585	3.89	333,208	3,803	4.63
FHLB dividends	12,168	282	9.40	13,609	307	9.15
Interest-earning deposits in banks	51,046	467	3.71	42,917	482	4.55
Total interest-earning assets (3)	1,930,159	25,334	5.32	2,031,671	26,823	5.35
Noninterest-earning assets	140,292			143,077
Total average assets	$2,070,451			$2,174,748
Interest-bearing liabilities:
Interest-bearing demand deposits	$140,574	$72	0.21	$168,414	$260	0.63
Money market accounts	446,467	2,343	2.13	414,425	2,345	2.29
Savings accounts	243,322	871	1.45	216,499	783	1.47
Certificates of deposit, customer	438,176	3,892	3.60	451,936	4,522	4.06
Certificates of deposit, brokered	70,123	752	4.35	158,269	1,827	4.68
Total interest-bearing deposits (4)	1,338,662	7,930	2.40	1,409,543	9,737	2.80
Advances	252,778	2,619	4.20	279,500	2,855	4.14
Subordinated debt	34,651	345	4.04	38,370	384	4.06
Total interest-bearing liabilities	1,626,091	10,894	2.72	1,727,413	12,976	3.05
Noninterest-bearing deposits (4)	240,637			243,569
Other noninterest-bearing liabilities	44,191			47,296
Total average liabilities	1,910,919			2,018,278
Average equity	159,532			156,470
Total average liabilities and equity	$2,070,451			$2,174,748

Net interest income		$14,440			$13,847
Net interest rate spread			2.60			2.30
Net earning assets	$304,068			$304,258
Net interest margin (5)			3.03			2.76
Average interest-earning assets to average interest-bearing liabilities	118.7%			117.6%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $633,000 and $338,000 for the three months ended March 31, 2026 and 2025, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.04% and 2.39% for the three months ended March 31, 2026 and 2025, respectively.

(5) Net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i)changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	March 31, 2026 Compared to March 31, 2025
	Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$(615)	$384	$(231)
Investments	(726)	(492)	(1,218)
FHLB stock	(33)	8	(25)
Other (1)	91	(106)	(15)
Total interest-earning assets	$(1,283)	$(206)	$(1,489)

Interest-bearing liabilities:
Interest-bearing demand deposits	$(43)	$(145)	$(188)
Money market accounts	177	(179)	(2)
Savings accounts	99	(11)	88
Certificates of deposit, customer	(136)	(494)	(630)
Certificates of deposit, brokered	(1,017)	(58)	(1,075)
Advances	(273)	37	(236)
Subordinated debt	(37)	(2)	(39)
Total interest-bearing liabilities	$(1,230)	$(852)	$(2,082)

Change in net interest income	$(53)	$646	$593

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2026 and the year ended December 31, 2025, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At March 31, 2026, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Balance
Certificates of deposit	$462,799	$42,774	$3,657	$—	$509,230
FHLB advances	220,000	60,000	—	—	280,000
Line of credit	13,500	—	—	—	13,500
Subordinated debt obligation	—	—	—	34,660	34,660
Operating leases	2,171	4,295	4,266	15,906	26,638
Borrower taxes and insurance	2,691	—	—	—	2,691
Deferred compensation	215	326	302	537	1,380
Total contractual obligations	$701,376	$107,395	$8,225	$51,103	$868,099

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of March 31, 2026:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Committed
Commitments to originate loans:
Fixed-rate	$68	$—	$—	$—	$68
Variable-rate	770	—	—	—	770
Unfunded commitments under lines of credit	19,521	15,882	10,701	76,651	122,755
Unfunded commitments under existing construction loans	33,058	7,393	—	3,693	44,144
Standby letters of credit	208	—	—	200	408
Unfunded commitments under partnership agreements	2,172	—	—	—	2,172
Total commitments	$55,797	$23,275	$10,701	$80,544	$170,317

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

The Company's most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $104.1 million and unpledged securities classified as available-for-sale had a market value of $223.0 million. The Bank pledged collateral of $553.3 million to support borrowings from the FHLB, with a remaining borrowing capacity of $181.6 million at March 31, 2026. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $17.6 million were pledged as of March 31, 2026, providing a borrowing capacity of $16.9 million. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest has a $15.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $1.5 million at March 31, 2026.

At March 31, 2026, we had commitments to fund $408,000 in standby letters of credit and $166.9 million in undisbursed loans, including $44.1 million in undisbursed construction loan commitments.

CDs due within one year as of March 31, 2026, totaled $462.8 million, or 90.9% of CDs with a weighted-average rate of 3.69%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 65% of deposit account balances held by consumers, 22% held by business and 9% by public fund depositors, and 4% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $28,000 at March 31, 2026. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At March 31, 2026, the Company, on an unconsolidated basis, had liquid assets of $6.6 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments related to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At March 31, 2026, shareholders' equity totaled $157.0 million, or 7.4% of total assets. Our book value per share of common stock was $16.52 at March 31, 2026, compared to $16.61 at December 31, 2025.

At March 31, 2026, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at March 31, 2026.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital (to average assets)	$198,624	9.6%	$82,888	4.0%	$103,609	5.0%
Common equity tier 1 (to risk-weighted assets)	198,624	12.4	71,904	4.5	103,861	6.5
Tier 1 risk-based capital (to risk-weighted assets)	198,624	12.4	95,872	6.0	127,829	8.0
Total risk-based capital (to risk-weighted assets)	216,132	13.5	127,829	8.0	159,786	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.5% at March 31, 2026, exceeding this requirement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has not been any material change in the market risk disclosures contained in the 2025 Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of March 31, 2026, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended March 31, 2026:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans
January 1, 2026 - January 31, 2026	1,469	$—	—	846,123
February 1, 2026 - March 1, 2026	—	—	—	846,123
March 2, 2026 - April 1, 2026	393	—	—	846,123
Total	1,862	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 1,469 shares, 0 shares, and 393 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of March 31, 2026, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
10.1*	First Fed Bank Master Incentive Plan	X
10.2*	First Fed Executive Corporate Annual Incentive Program	X
10.3*	First Fed Bank Long-Term Incentive Program 2026-2028	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Loss; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: May 7, 2026	/s/ Curt T. Queyrouze

Curt T. Queyrouze
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)