Form 10-Q
period 2026-06-30
First Northwest Bancorp
filed 2026-08-06
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2026, there were 9,511,615 shares of common stock, $0.01 par value per share, outstanding.

FIRST NORTHWEST BANCORP

FORM 10-Q

As used in this report, "First Northwest" refers to First Northwest Bancorp and "First Fed" or "Bank" refers to First Fed Bank, the wholly owned subsidiary of First Northwest. The terms "we," "our," "us," and "Company" refer to First Northwest together with First Fed, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$14,649	$15,530
Interest-earning deposits in banks	83,709	69,587
Investment securities available for sale, at fair value (amortized cost of $313,215 and $295,849, respectively)	287,028	270,310
Loans held for sale	1,286	1,063
Loans receivable (net of allowance for credit losses on loans of $16,309 and $16,987, respectively)	1,597,082	1,612,028
Federal Home Loan Bank ("FHLB") stock, at cost	13,279	13,105
Accrued interest receivable	7,181	6,498
Premises and equipment, net	9,160	8,464
Servicing rights on sold loans, at fair value	3,012	3,014
Bank-owned life insurance ("BOLI"), net	43,305	42,382
Equity and partnership investments	15,441	15,489
Goodwill and other intangible assets, net	1,062	1,062
Deferred tax asset, net	13,664	13,638
Right-of-use ("ROU") asset, net	15,057	15,596
Prepaid expenses and other assets	19,920	20,129
Total assets	$2,124,835	$2,107,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,607,392	$1,599,101
Borrowings	313,177	308,143
Accrued interest payable	151	1,223
Lease liability, net	16,039	16,439
Accrued expenses and other liabilities	28,260	24,301
Advances from borrowers for taxes and insurance	1,503	1,424
Total liabilities	1,966,522	1,950,631

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,504,441 and 9,467,925 shares issued and outstanding, respectively	95	95
Additional paid-in capital	93,986	93,803
Retained earnings	92,015	91,699
Accumulated other comprehensive loss, net of tax	(22,177)	(22,398)
Unearned employee stock ownership plan ("ESOP") shares	(5,606)	(5,935)
Total shareholders' equity	158,313	157,264
Total liabilities and shareholders' equity	$2,124,835	$2,107,895

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans receivable	$21,997	$22,814	$43,997	$45,045
Interest on investment securities	2,723	3,466	5,308	7,269
Interest on deposits in banks and other	453	520	920	1,002
FHLB dividends	282	331	564	638
Total interest income	25,455	27,131	50,789	53,954
INTEREST EXPENSE
Deposits	8,033	9,552	15,963	19,289
Borrowings	3,249	3,386	6,213	6,625
Total interest expense	11,282	12,938	22,176	25,914
Net interest income	14,173	14,193	28,613	28,040
PROVISION FOR CREDIT LOSSES
(Recapture of) provision for credit losses on loans	(337)	(296)	(350)	7,474
Recapture of provision for credit losses on unfunded commitments	(203)	(64)	(112)	(49)
(Recapture of) provision for credit losses	(540)	(360)	(462)	7,425
Net interest income after (recapture of) provision for credit losses	14,713	14,553	29,075	20,615
NONINTEREST INCOME
Loan and deposit service fees	1,107	1,095	2,229	2,201
Sold loan servicing fees and servicing rights mark-to-market	162	92	289	287
Net gain on sale of loans	73	44	149	55
Increase in BOLI cash surrender value	455	485	923	857
Income from BOLI death benefit, net	—	—	—	1,059
Other income	208	454	423	1,488
Total noninterest income	2,005	2,170	4,013	5,947
NONINTEREST EXPENSE
Compensation and benefits	8,054	4,698	16,286	12,413
Data processing	1,702	1,926	3,930	3,937
Occupancy and equipment	1,538	1,507	3,103	3,099
Supplies, postage, and telephone	384	346	682	644
Regulatory assessments and state taxes	581	501	1,115	980
Advertising	245	299	549	564
Professional fees	2,305	1,449	4,331	2,226
FDIC insurance premium	387	463	750	897
Legal settlement	—	—	—	5,750
Other expense	1,197	1,576	2,331	2,255
Total noninterest expense	16,393	12,765	33,077	32,765
Income (loss) before provision for (benefit from) income taxes	325	3,958	11	(6,203)
Provision for (benefit from) income taxes	17	297	(303)	(828)
Net income (loss)	$308	$3,661	$314	$(5,375)

Basic and diluted earnings (loss) per common share	$0.03	$0.42	$0.04	$(0.61)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands) (Unaudited)

	Three Months Ended June 30,
	2026			2025
	Balance	Tax Effect	Net	Balance	Tax Effect	Net

Net income			$308			$3,661

Other comprehensive income:
Unrealized holding gains on investments available for sale arising during the period	$535	$(117)	418	$125	$(28)	97
Amortization of unrecognized defined benefit ("DB") plan prior service cost	38	(8)	30	38	(8)	30
Reclassification adjustment for change in fair value of hedged items	377	(82)	295	(250)	54	(196)
Other comprehensive income (loss), net of tax	$950	$(207)	743	$(87)	$18	(69)
Comprehensive income			$1,051			$3,592

	For the Six Months Ended June 30,
	2026			2025
	Balance	Tax Effect	Net	Balance	Tax Effect	Net

Net income (loss)			$314			$(5,375)

Other comprehensive income (loss):
Unrealized holding (losses) gains on investments available for sale arising during the period	$(648)	$220	(428)	$3,230	$(694)	2,536
Amortization of unrecognized defined benefit ("DB") plan prior service cost	75	(16)	59	75	(16)	59
Reclassification adjustment for change in fair value of hedged items	754	(164)	590	(791)	170	(621)
Other comprehensive income, net of tax	$181	$40	221	$2,514	$(540)	1,974
Comprehensive income (loss)			$535			$(3,401)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at March 31, 2025	9,440,618	$94	$93,450	$87,506	$(6,429)	$(28,129)	$146,492
Net income				3,661			3,661
Restricted stock award grants, net of forfeitures	6,661	—	—				—
Restricted stock awards canceled	(2,316)	—	(23)				(23)
Other comprehensive loss, net of tax						(69)	(69)
Share-based compensation expense			211				211
ESOP shares committed to be released			(43)		165		122
Cash dividends declared ($0.07 per share)				(661)			(661)
Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733

Balance at March 31, 2026	9,499,300	$95	$93,854	$91,707	$(5,770)	$(22,920)	$156,966
Net income				308			308
Restricted stock award grants, net of forfeitures	7,000	—	—				—
Restricted stock awards canceled	(1,859)	—	(19)				(19)
Other comprehensive income, net of tax						743	743
Share-based compensation expense			183				183
ESOP shares committed to be released			(32)		164		132
Balance at June 30, 2026	9,504,441	$95	$93,986	$92,015	$(5,606)	$(22,177)	$158,313

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(5,375)			(5,375)
Restricted stock award grants, net of forfeitures	101,210	1	—				1
Restricted stock awards canceled	(9,595)	—	(99)				(99)
Other comprehensive income, net of tax						1,974	1,974
Share-based compensation expense			405				405
ESOP shares committed to be released			(68)		330		262
Cash dividends declared ($0.14 per share)				(1,317)			(1,317)
Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733

Balance at December 31, 2025	9,467,925	$95	$93,803	$91,699	$(5,935)	$(22,398)	$157,264
Net income				314			314
Restricted stock award grants, net of forfeitures	40,237	—	—				—
Restricted stock awards canceled	(3,721)	—	(36)				(36)
Other comprehensive income, net of tax						221	221
Share-based compensation expense			289				289
ESOP shares committed to be released			(70)		329		259
Canceled dividends payable on forfeited unvested restricted stock awards				2			2
Balance at June 30, 2026	9,504,441	$95	$93,986	$92,015	$(5,606)	$(22,177)	$158,313

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$314	$(5,375)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of fixed assets	607	653
Amortization of core deposit intangible	—	1
Amortization and accretion of premiums and discounts on investments, net	37	74
Accretion of deferred loan fees and purchased premiums, net	(1,317)	(745)
Amortization of debt issuance costs	34	37
Amortization of ROU asset	539	1,229
Change in fair value of sold loan servicing rights	10	78
Additions to servicing rights on sold loans, net	(8)	(17)
(Recapture of) provision for credit losses on loans	(350)	7,474
Recapture of provision for credit losses on unfunded commitments	(112)	(49)
Allocation of ESOP shares	259	262
Share-based compensation expense	289	405
Gain on sale of loans, net	(149)	(55)
Gain on sale of real estate owned	(26)	—
Write-down on real estate owned	69	—
Gain on extinguishment of subordinated debt	—	(848)
Increase in BOLI cash surrender value, net	(923)	(857)
Income from BOLI death benefit, net	—	(1,059)
Origination of loans held for sale	(12,641)	(11,963)
Proceeds from sale of loans held for sale	12,567	12,333
Change in assets and liabilities:
Increase in accrued interest receivable	(683)	(146)
Increase in prepaid expenses and other assets	(335)	(10,609)
Decrease in accrued interest payable	(1,072)	(1,781)
Decrease in lease liabilities	(400)	(1,278)
Increase (decrease) in accrued expenses and other liabilities	5,668	(5,535)
Net cash provided (used) by operating activities	2,377	(17,771)

Cash flows from investing activities:
Purchase of securities available for sale	(38,838)	(5,534)
Proceeds from maturities, calls, and principal repayments of securities available for sale	21,435	45,518
Purchase of FHLB stock	(174)	(471)
Early surrender of BOLI policies	—	9,381
Purchase of BOLI policies	—	(9,109)
Proceeds from BOLI death benefit	—	528
Purchase of loans	(47,158)	(44,693)
Decrease in loans receivable, net	63,431	63,236
Net (purchase) sale of premises and equipment	(1,303)	477
Capital contributions to partnership investments	(296)	(455)
Redemption of partnership investment	150	—
Capital disbursements received from partnership investments	519	350
Capital contributions to low-income housing tax credit partnerships	(345)	—
Proceeds from sale of real estate owned	109	—
Net cash (used) provided by investing activities	(2,470)	59,228

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in deposits	$8,291	$(33,390)
Proceeds from long-term FHLB advances	—	30,000
Repayment of long-term FHLB advances	(55,000)	(20,000)
Net increase in short-term FHLB advances	60,000	—
Redemption of subordinated debt, net	—	(4,095)
Net increase in line of credit	—	3,000
Net increase (decrease) in advances from borrowers for taxes and insurance	79	(159)
Payment of dividends	—	(1,299)
Restricted stock awards canceled	(36)	(99)
Net cash provided (used) by financing activities	13,334	(26,042)
Net increase in cash and cash equivalents	13,241	15,415
Cash and cash equivalents at beginning of period	85,117	72,448
Cash and cash equivalents at end of period	$98,358	$87,863

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$23,249	$27,753
Cash paid for income taxes	—	10

Supplemental disclosures of noncash investing activities:
Change in unrealized (loss) gain on securities available for sale	$(648)	$3,230
Change in unrealized gain (loss) on fair value hedge	754	(791)
Amortization of unrecognized DB plan prior service cost	75	75
Loan principal transferred from held-for-investment to held-for-sale	—	1,400
Loan principal transferred to real estate owned and repossessed assets, net	340	1,297
Lease liabilities arising from obtaining right-of-use assets	—	1,264
Transfer of BOLI receivable to prepaid expenses and other assets due to death benefit accrued but not paid at period end	—	1,404
Transfer of BOLI receivable to prepaid expenses and other assets due to early surrender recorded but not paid at period end	—	9,114
Series A equity investment acquired upon conversion of commercial business loan	—	1,260

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for future periods.

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

Recently adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments do not change the accounting for conversions that include the issuance of all equity securities upon conversion. ASU 2024-04 is effective for the Company for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on the consolidated financial statements and related disclosures.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  June 30, 2026 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$91,713	$—	$(11,723)	$79,990	$—
U.S. government agency issued asset-backed securities (ABS agency)	11,371	22	(22)	11,371	—
Corporate issued asset-backed securities (ABS corporate)	6,612	3	—	6,615	—
Corporate issued debt securities (Corporate debt)	51,821	392	(1,222)	50,991	—
U.S. Small Business Administration securities (SBA)	5,363	17	(18)	5,362	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	105,701	145	(10,844)	95,002	—
Non-agency issued mortgage-backed securities (MBS non-agency)	40,634	1	(2,938)	37,697	—
Total securities available for sale	$313,215	$580	$(26,767)	$287,028	$—

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

There were no securities classified as held-to-maturity at  June 30, 2026 and December 31, 2025. There was no allowance for credit losses on investment securities recorded at  June 30, 2026 and December 31, 2025, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million and $1.5 million as of  June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of June 30, 2026:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale
Municipal bonds	$—	$—	$(11,723)	$79,890	$(11,723)	$79,890
ABS agency	—	—	(22)	2,463	(22)	2,463
Corporate debt	(77)	7,161	(1,145)	22,914	(1,222)	30,075
SBA	(9)	2,741	(9)	637	(18)	3,378
Mortgage-backed securities:
MBS agency	(103)	15,678	(10,741)	54,627	(10,844)	70,305
MBS non-agency	(84)	10,004	(2,854)	25,447	(2,938)	35,451
Total available-for-sale in a loss position	$(273)	$35,584	$(26,494)	$185,978	$(26,767)	$221,562

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

Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend, and it is unlikely that we would be required, to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at June 30, 2026, or December 31, 2025.

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

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale
Mortgage-backed securities:
Due within one year	$6,599	$6,580	$4,602	$4,603
Due after one through five years	15,212	14,825	6,912	6,856
Due after five through ten years	5,026	5,014	7,215	7,012
Due after ten years	119,498	106,280	119,017	106,589
Total mortgage-backed securities	146,335	132,699	137,746	125,060
All other investment securities:
Due within one year	1,000	989	1,000	959
Due after one through five years	25,071	24,360	24,082	23,620
Due after five through ten years	57,497	53,313	45,356	41,453
Due after ten years	83,312	75,667	87,665	79,218
Total all other investment securities	166,880	154,329	158,103	145,250
Total investment securities	$313,215	$287,028	$295,849	$270,310

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $22.7 million as of  June 30, 2026 and $21.5 million as of December 31, 2025. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $5.6 million as of  June 30, 2026 and $5.0 million as of December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Real Estate:
One-to-four family	$357,077	$376,731
Multi-family	255,813	288,529
Commercial real estate	402,798	402,683
Construction and land	61,697	61,268
Total real estate loans	1,077,385	1,129,211
Consumer:
Home equity	90,014	85,088
Auto and other consumer	294,982	283,502
Total consumer loans	384,996	368,590
Commercial business loans	151,000	130,311
Total loans receivable	1,613,381	1,628,112
Less:
Derivative basis adjustment	(10)	(903)
Allowance for credit losses on loans	16,309	16,987
Total loans receivable, net	$1,597,082	$1,612,028

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

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
One-to-four family	$119	$1,508	$1,627	$91	$2,181	$2,272
Commercial real estate	38	9,411	9,449	5	9,740	9,745
Construction and land	4	4,160	4,164	7	5,139	5,146
Home equity	53	106	159	53	—	53
Auto and other consumer	22	1,310	1,332	25	1,061	1,086
Commercial business	377	3,620	3,997	303	3,990	4,293
Total nonaccrual loans	$613	$20,115	$20,728	$484	$22,111	$22,595

Interest income recognized on a cash basis on nonaccrual loans for the three months ended June 30, 2026 and 2025, was $33,000 and $24,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the six months ended June 30, 2026 and 2025, was $166,000 and $32,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at June 30, 2026 and  December 31, 2025.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of June 30, 2026.

	30-59 Days	60-89 Days	90 Days or More	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
Real Estate:
One-to-four family	$312	$481	$456	$1,249	$355,828	$357,077
Multi-family	—	—	—	—	255,813	255,813
Commercial real estate	363	—	3,367	3,730	399,068	402,798
Construction and land	—	—	4,160	4,160	57,537	61,697
Total real estate loans	675	481	7,983	9,139	1,068,246	1,077,385
Consumer:
Home equity	84	106	—	190	89,824	90,014
Auto and other consumer	1,966	1,131	1,311	4,408	290,574	294,982
Total consumer loans	2,050	1,237	1,311	4,598	380,398	384,996
Commercial business loans	526	268	2,823	3,617	147,383	151,000
Total loans	$3,251	$1,986	$12,117	$17,354	$1,596,027	$1,613,381

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of June 30, 2026, as well as gross charge-off activity for the six months ended June 30, 2026. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$3,234	$7,357	$2,644	$7,954	$121,236	$210,010	$—	$352,435
Watch (Grade 4)	—	—	172	—	290	2,485	—	2,947
Special Mention (Grade 5)	—	—	—	—	—	68	—	68
Substandard (Grade 6)	—	—	—	—	456	1,171	—	1,627
Total one-to-four family	3,234	7,357	2,816	7,954	121,982	213,734	—	357,077
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	40,736	3,459	17,617	6,784	61,097	54,395	—	184,088
Watch (Grade 4)	15,746	—	9,658	—	17,769	19,314	—	62,487
Special Mention (Grade 5)	—	4,534	—	—	—	—	—	4,534
Substandard (Grade 6)	—	—	—	—	4,704	—	—	4,704
Total multi-family	56,482	7,993	27,275	6,784	83,570	73,709	—	255,813
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	80,110	57,649	13,952	42,230	38,110	103,880	—	335,931
Watch (Grade 4)	3,631	3,618	14,535	—	9,539	13,422	—	44,745
Special Mention (Grade 5)	3,262	—	—	—	5,157	4,254	—	12,673
Substandard (Grade 6)	—	9,411	—	—	38	—	—	9,449
Total commercial real estate	87,003	70,678	28,487	42,230	52,844	121,556	—	402,798
Gross charge-offs year-to-date	—	3	—	—	—	—	—	3
Construction and Land
Pass (Grades 1-3)	15,255	27,971	11,653	262	769	1,623	—	57,533
Substandard (Grade 6)	—	—	—	4,160	—	4	—	4,164
Total construction and land	15,255	27,971	11,653	4,422	769	1,627	—	61,697
Gross charge-offs year-to-date	—	—	—	371	—	—	—	371
Home Equity
Pass (Grades 1-3)	1,881	6,014	3,135	4,131	4,350	8,896	60,732	89,139
Watch (Grade 4)	—	186	115	—	23	157	187	668
Special Mention (Grade 5)	—	—	—	—	—	—	53	53
Substandard (Grade 6)	—	—	—	—	106	48	—	154
Total home equity	1,881	6,200	3,250	4,131	4,479	9,101	60,972	90,014
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	43,621	56,284	47,996	28,077	37,049	75,935	930	289,892
Watch (Grade 4)	23	271	707	90	646	889	1	2,627
Special Mention (Grade 5)	—	8	634	478	11	—	—	1,131
Substandard (Grade 6)	—	—	85	956	195	96	—	1,332
Total auto and other consumer	43,644	56,563	49,422	29,601	37,901	76,920	931	294,982
Gross charge-offs year-to-date	—	—	7	106	115	47	126	401
Commercial business
Pass (Grades 1-3)	8,052	11,043	19,712	10,374	4,498	48,027	34,199	135,905
Watch (Grade 4)	3	3,206	1,921	1	235	29	1,360	6,755
Special Mention (Grade 5)	728	—	1,458	80	108	4	1,878	4,256
Substandard (Grade 6)	—	305	78	163	3,392	146	—	4,084
Total commercial business	8,783	14,554	23,169	10,618	8,233	48,206	37,437	151,000
Gross charge-offs year-to-date	—	2	26	—	12	127	—	167
Total loans
Pass (Grades 1-3)	192,889	169,777	116,709	99,812	267,109	502,766	95,861	1,444,923
Watch (Grade 4)	19,403	7,281	27,108	91	28,502	36,296	1,548	120,229
Special Mention (Grade 5)	3,990	4,542	2,092	558	5,276	4,326	1,931	22,715
Substandard (Grade 6)	—	9,716	163	5,279	8,891	1,465	—	25,514
Total loans	$216,282	$191,316	$146,072	$105,740	$309,778	$544,853	$99,340	$1,613,381
Total gross charge-offs year-to-date	$—	$5	$33	$477	$127	$174	$126	$942

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

As of June 30, 2026, $23.9 million of loans were individually evaluated with $173,000 of ACLL attributed to such loans. At June 30, 2026, two individually evaluated loans with recorded investments totaling $379,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $23.5 million were evaluated based on the underlying value of the collateral. One $4.5 million multi-family loan was accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at June 30, 2026.

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

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of June 30, 2026.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Auto	Business Assets	Total
One-to-four family	$1,508	$—	$—	$—	$—	$—	$—	$1,508
Multi-family	—	—	4,534	—	—	—	—	4,534
Commercial real estate	—	—	—	6,044	3,367	—	—	9,411
Construction and land	—	4,160	—	—	—	—	—	4,160
Home equity	106	—	—	—	—	—	—	106
Auto and other consumer	—	—	—	—	—	131	—	131
Commercial business	2,869	—	—	—	—	—	751	3,620
Total collateral-dependent loans	$4,483	$4,160	$4,534	$6,044	$3,367	$131	$751	$23,470

The following table summarizes individually evaluated collateral dependent loans by segment and collateral type as of December 31, 2025.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
One-to-four family	$2,181	$—	$—	$—	$—	$—	$2,181
Multi-family	—	—	4,531	—	—	—	4,531
Commercial real estate	—	—	—	6,306	3,435	—	9,741
Construction and land	—	5,139	—	—	—	—	5,139
Commercial business	2,875	7	—	—	—	1,108	3,990
Total collateral-dependent loans	$5,056	$5,146	$4,531	$6,306	$3,435	$1,108	$25,582

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

There were no new MLTB during the six months ended June 30, 2026. There was one new MLTB during the six months ended June 30, 2025. The Bank agreed to modify the rate, extend the interest-only payment period and extend the term for a commercial construction loan which had a recorded investment of $5.5 million at the time of modification. This commercial construction loan subsequently converted to an amortizing multi-family loan and was in compliance with the modified terms at June 30, 2026.

Other Real Estate Owned ("OREO"). The Company held $1.6 million and $1.4 million at  June 30, 2026, and December 31, 2025, respectively, of OREO secured by residential real estate properties included in "prepaid expenses and other assets" on the Consolidated Balance Sheets.

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

Determining the ACLL involves the use of significant management judgement and estimates, which are subject to change based on management’s ongoing assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the Bank's Current Expected Credit Loss model. The reserve is an estimate based upon factors and trends at the time the financial statements are prepared.

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$3,495	$—	$—	$(28)	$3,467
Multi-family	2,370	—	—	(174)	2,196
Commercial real estate	3,563	—	—	(516)	3,047
Construction and land	875	(200)	—	186	861
Home equity	1,286	—	—	154	1,440
Auto and other consumer	1,957	(125)	109	28	1,969
Commercial business	3,277	(34)	73	13	3,329
Total	$16,823	$(359)	$182	$(337)	$16,309

	At or For the Six Months Ended June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$3,789	$—	$—	$(322)	$3,467
Multi-family	2,458	—	—	(262)	2,196
Commercial real estate	3,405	(3)	—	(355)	3,047
Construction and land	661	(371)	—	571	861
Home equity	1,329	—	—	111	1,440
Auto and other consumer	1,956	(401)	159	255	1,969
Commercial business	3,389	(167)	455	(348)	3,329
Total	$16,987	$(942)	$614	$(350)	$16,309

	At or For the Three Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
One-to-four family	$4,876	$—	$—	$12	$4,888
Multi-family	2,645	—	—	(12)	2,633
Commercial real estate	2,427	(15)	20	30	2,462
Construction and land	461	—	5	33	499
Home equity	1,387	—	—	54	1,441
Auto and other consumer	2,449	(273)	74	18	2,268
Commercial business	6,324	(2,823)	1,084	(431)	4,154
Total	$20,569	$(3,111)	$1,183	$(296)	$18,345

	At or For the Six Months Ended June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
One-to-four family	$4,757	$—	$—	$131	$4,888
Multi-family	2,493	—	—	140	2,633
Commercial real estate	2,410	(5,586)	26	5,612	2,462
Construction and land	576	(374)	5	292	499
Home equity	1,322	—	—	119	1,441
Auto and other consumer	2,687	(516)	117	(20)	2,268
Commercial business	6,204	(4,336)	1,086	1,200	4,154
Total	$20,449	$(10,812)	$1,234	$7,474	$18,345

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL, but includes an additional estimate of the future utilization of the commitment as determined by historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. This allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $483,000 and $594,000 at June 30, 2026, and December 31, 2025, respectively. The related provision recapture was $112,000 and $49,000 for the six months ended June 30, 2026 and June 30, 2025, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Noninterest-bearing demand deposits	$244,699	—%	$245,760	—%
Interest-bearing demand deposits	147,019	0.23	143,166	0.19
Money market accounts	462,208	2.19	451,143	2.12
Savings accounts	241,711	1.51	239,258	1.39
Certificates of deposit, customer	453,140	3.59	433,264	3.63
Certificates of deposit, brokered	58,615	3.86	86,510	4.22
Total deposits	$1,607,392	2.03	$1,599,101	2.04

The aggregate amount of time deposits issued in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  June 30, 2026 and December 31, 2025, was $175.5 million and $164.2 million, respectively.

Maturities of certificates at the dates indicated are as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Within one year or less	$450,227	$450,819
After one year through two years	54,970	59,588
After two years through three years	3,919	5,483
After three years through four years	476	2,211
After four years through five years	2,163	1,673
Total certificates of deposit	$511,755	$519,774

At  June 30, 2026 and December 31, 2025, deposits included $121.3 million and $113.6 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $72.0 million at  June 30, 2026 and December 31, 2025, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  June 30, 2026 and December 31, 2025, were funds held by federally recognized tribes totaling $29.0 million and $31.3 million, respectively. Investment securities with a carrying value of $32.9 million and $40.7 million were pledged as collateral for these deposits at  June 30, 2026 and December 31, 2025, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Demand deposits	$83	$240	$155	$500
Money market accounts	2,451	2,660	4,794	5,005
Savings accounts	921	884	1,792	1,667
Certificates of deposit, customer	4,024	4,396	7,916	8,918
Certificates of deposit, brokered	554	1,372	1,306	3,199
Total interest expense on deposits	$8,033	$9,552	$15,963	$19,289

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $157.7 million and $204.4 million at  June 30, 2026 and December 31, 2025, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $832.2 million and $871.3 million at  June 30, 2026 and December 31, 2025, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $72.0 million to collateralize public deposits, $17.3 million to collateralize assumable rate conversion (ARC) loans and $772,000 to secure the Bellevue, Washington branch lease at both  June 30, 2026 and  December 31, 2025.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $16.7 million and $17.3 million at  June 30, 2026 and December 31, 2025, respectively. Investment securities with a carrying value of $17.3 million and $18.0 million were pledged to the FRB at  June 30, 2026 and December 31, 2025, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. In March 2025, the Company redeemed $5.0 million of the Notes at a discount, resulting in a reduction to the outstanding balance and a $905,000 gain on extinguishment of debt recorded in noninterest income. Beginning in March 2026, the Notes bear interest at a variable rate that resets quarterly on the 30th day of March, June, September and December based on the three-month Secured Overnight Financing Rate in effect on the applicable reset date, plus 300 basis points. Accordingly, the interest rate on the Notes increased from 3.75% to 6.69% on March 30, 2026, and increased to 6.73% on June 30, 2026.

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a revolving line of credit. The agreement was modified in 2025 and the new terms allow a maximum extension of credit of $15.0 million. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at  June 30, 2026, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. Available borrowing capacity was $1.5 million at both  June 30, 2026 and December 31, 2025. The line of credit matures on November 16, 2026.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds are not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at both  June 30, 2026 and December 31, 2025. This credit facility is authorized for use through December 31, 2027.

The following table presents information regarding our borrowings as of June 30, 2026. The table includes both long- and short-term borrowings.

(dollars in thousands)	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
Balance outstanding	$105,000	$160,000	$13,500	$34,677
Weighted-average daily interest rates
Annualized	4.03%	3.66%	7.25%	5.59%
Period End	3.88%	3.92%	7.25%	5.59%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  June 30, 2026 are as follows:

(dollars in thousands)	Amount	Weighted- Average Interest Rate
Within one year or less	$70,000	3.96%
After one year through two years	35,000	3.72
Total FHLB long-term advances	$105,000	3.88

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

Effective tax rates differ from the statutory maximum federal tax rate for 2026 and 2025 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. Included in the benefit from income tax for the first half of 2026 were additional adjustments related to unrealized gains and penalties. Included in the benefit from income tax for the first half of 2025 was an estimate for taxes and penalties on the early surrender of a BOLI contract.

The effective tax rate does not include a valuation allowance against the net deferred tax asset. Based on its evaluation of cumulative earnings, including other comprehensive income, available tax planning strategies, projected future earnings and other relevant evidence regarding realizability, management concluded that it is more likely than not that the net deferred tax asset will be realized.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Net income (loss):
Net income (loss) available to common shareholders	$308	$3,661	$314	$(5,375)
Dividends and undistributed earnings allocated to participating securities	—	—	—	—
Earnings (loss) allocated to common shareholders	$308	$3,661	$314	$(5,375)
Basic:
Weighted average common shares outstanding	9,502,341	9,443,024	9,485,626	9,412,164
Weighted average unvested restricted stock awards	(167,223)	(152,707)	(160,544)	(132,955)
Weighted average unallocated ESOP shares	(454,454)	(507,282)	(461,028)	(513,874)
Total basic weighted average common shares outstanding	8,880,664	8,783,035	8,864,054	8,765,335
Diluted:
Basic weighted average common shares outstanding	8,880,664	8,783,035	8,864,054	8,765,335
Dilutive restricted stock awards	49,999	8,443	47,911	—
Total diluted weighted average common shares outstanding	8,930,663	8,791,478	8,911,965	8,765,335
Basic earnings (loss) per common share	$0.03	$0.42	$0.04	$(0.61)
Diluted earnings (loss) per common share	$0.03	$0.42	$0.04	$(0.61)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. At  June 30, 2026 and 2025, antidilutive shares as calculated under the treasury stock method totaled 3,774 and 23,270, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for eligible employees of the Company and the Bank. Employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a 12-month period are eligible to participate in the ESOP.

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. Principal and interest payments of $835,000 were made by the ESOP during the second quarter of both 2026 and 2025.

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

Compensation expense related to the ESOP for the three months ended June 30, 2026 and 2025, was $132,000 and $122,000, respectively. Compensation expense related to the ESOP for the six months ended June 30, 2026 and 2025, was $259,000 and $262,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

(dollars in thousands, except share data)	June 30, 2026	December 31, 2025
Allocated shares	597,986	545,097
Committed to be released shares	—	26,442
Unallocated shares	450,043	476,490
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$4,865	$4,469

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. In May 2026, shareholders approved the First Northwest Bancorp Amended and Restated 2020 Equity Incentive Plan ("Amended 2020 EIP"), which increased the maximum number of shares that may be utilized for awards from 520,000 to 820,000 shares. As of June 30, 2026, there were 355,552 total shares available for grant under the Amended 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights. The Amended 2020 EIP will terminate in May 2036.

There were 40,101 and 73,337 shares of restricted stock awarded, respectively, during the six months ended June 30, 2026 and 2025. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

In addition, there were 16,045 and 33,251 performance shares awarded, respectively, during the six months ended June 30, 2026 and 2025. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended June 30, 2026 and 2025, total compensation expense for the equity incentive plans was $183,000 and $211,000, respectively. Included in the compensation expense for the three months ended June 30, 2026 and 2025, was directors' equity compensation of $59,000 and $65,000, respectively.

For the six months ended June 30, 2026 and 2025, total compensation expense for the equity incentive plans was $289,000 and $405,000, respectively. Included in the compensation expense for the six months ended June 30, 2026 and 2025, was directors' equity compensation of $116,000 and $121,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock and performance share awards for the period shown:

Three Months Ended June 30, 2026	Shares	Weighted-Average Grant Date Fair Value
Non-vested at April 1, 2026	167,687	$8.95
Granted	7,000	9.97
Vested	(5,923)	10.29
Canceled (1)	(1,859)	10.29
Non-vested at June 30, 2026	166,905	8.93

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Six Months Ended June 30, 2026	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2026	162,097	$9.53
Granted	56,146	9.29
Vested	(31,708)	10.94
Canceled (1)	(3,721)	10.94
Forfeited	(15,909)	11.90
Non-vested at June 30, 2026	166,905	8.93

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of June 30, 2026, there was $1.1 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock and performance share awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 2.0 years.

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

Servicing rights on sold loan, at fair value: The fair value of servicing rights on sold loans is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs. Servicing rights are classified as Level 3 due to reliance on assumptions used in the valuation.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$12,064	$67,926	$—	$79,990
ABS agency	—	11,371	—	11,371
ABS corporate	—	6,615	—	6,615
Corporate debt	1,967	49,024	—	50,991
SBA	—	5,362	—	5,362
MBS agency	—	95,002	—	95,002
MBS non-agency	—	26,117	11,580	37,697
Servicing rights on sold loans	—	—	3,012	3,012
Interest rate swap derivative - loans	—	24	—	24
Total assets measured at fair value	$14,031	$261,441	$14,592	$290,064
Financial Liabilities
Interest rate swap derivative - securities	$—	$105	$—	$105

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$11,908	$68,344	$—	$80,252
ABS agency	—	11,943	—	11,943
ABS corporate	—	7,961	—	7,961
Corporate debt	1,977	36,824	—	38,801
SBA	—	6,293	—	6,293
MBS agency	—	91,656	—	91,656
MBS non-agency	—	26,805	6,599	33,404
Servicing rights on sold loans	—	—	3,014	3,014
Total assets measured at fair value	$13,885	$249,826	$9,613	$273,324
Financial Liabilities
Interest rate swap derivative - securities and loans	$—	$1,703	$—	$1,703

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

June 30, 2026	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Servicing rights on sold loans	$3,012	Discounted cash flow	Constant prepayment rate	3.05% - 50.59% (4.86%)
			Discount rate	10.38% - 14.13% (11.01%)
MBS non-agency	$11,580	Consensus pricing	Offered quotes	98.25 - 100.17
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Servicing rights on sold loans	$3,014	Discounted cash flow	Constant prepayment rate	4.31% - 31.02% (5.88%)
			Discount rate	10.38% - 12.52% (10.99%)
MBS non-agency	$6,599	Consensus pricing	Offered quotes	99.0 - 100.4
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Servicing rights on sold loans:
Balance at beginning of period	$2,999	$3,301	$3,014	$3,281
Servicing rights that result from transfers and sale of financial assets	5	6	8	17
Changes in fair value due to changes in model inputs or assumptions (1)	8	(87)	(10)	(78)
Balance at end of period	$3,012	$3,220	$3,012	$3,220
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Securities available for sale:
MBS non-agency
Balance at beginning of period	$6,583	$18,543	$6,599	$31,881
Purchases	5,000	—	5,000	—
Principal payments and maturities	—	(5,349)	—	(18,773)
Unrealized (Losses) Gains	(3)	4	(19)	90
Balance at end of period	$11,580	$13,198	$11,580	$13,198

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated collateral-dependent loans	$—	$—	$23,470	$23,470
Other real estate owned	—	—	1,568	1,568

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated collateral-dependent loans	$—	$—	$25,582	$25,582
Other real estate owned	—	—	1,380	1,380

At  June 30, 2026 and December 31, 2025, there were no individually evaluated loans with discounts to appraisal disposition value or other unobservable inputs. The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

June 30, 2026	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$1,568	Market comparable	Discount to appraisal	0% - 10% (5%)

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$1,380	Market comparable	Discount to appraisal	0% - 10% (5%)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	June 30, 2026
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$98,358	$98,358	$98,358	$—	$—
Investment securities available for sale	287,028	287,028	14,031	261,417	11,580
Loans held for sale	1,286	1,286	—	1,286	—
Loans receivable, net	1,597,082	1,499,192	—	—	1,499,192
FHLB stock	13,279	13,279	—	13,279	—
Accrued interest receivable	7,181	7,181	—	7,181	—
Servicing rights on sold loans, at fair value	3,012	3,012	—	—	3,012
Interest rate swap derivative - loans	24	24	—	24	—
Financial liabilities
Demand deposits	$1,095,637	$1,095,637	$1,095,637	$—	$—
Time deposits	511,755	510,691	—	—	510,691
FHLB Borrowings	265,000	264,571	—	—	264,571
Line of Credit	13,500	13,595	—	—	13,595
Subordinated debt, net	34,677	37,859	—	—	37,859
Accrued interest payable	151	151	—	151	—
Interest rate swap derivative - securities	105	105	—	105	—

	December 31, 2025
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,117	$85,117	$85,117	$—	$—
Investment securities available for sale	270,310	270,310	13,885	249,826	6,599
Loans held for sale	1,063	1,063	—	1,063	—
Loans receivable, net	1,612,028	1,504,219	—	—	1,504,219
FHLB stock	13,105	13,105	—	13,105	—
Accrued interest receivable	6,498	6,498	—	6,498	—
Servicing rights on sold loans, at fair value	3,014	3,014	—	—	3,014
Financial liabilities
Demand deposits	1,079,327	$1,079,327	$1,079,327	$—	$—
Time deposits	519,774	520,033	—	—	520,033
FHLB Borrowings	260,000	260,510	—	—	260,510
Line of Credit	13,500	13,589	—	—	13,589
Subordinated debt, net	34,643	35,973	—	—	35,973
Accrued interest payable	1,223	1,223	—	1,223	—
Interest rate swap derivative - securities and loans	1,703	1,703	—	1,703	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at March 31, 2025	$(25,771)	$(486)	$(1,274)	$(598)	$(28,129)
Other comprehensive income before reclassification	97	—	—	—	97
Amounts reclassified from accumulated other comprehensive income	—	—	30	(196)	(166)
Net other comprehensive income (loss)	97	—	30	(196)	(69)
Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)

Balance at March 31, 2026	$(20,904)	$(387)	$(1,155)	$(474)	$(22,920)
Other comprehensive income before reclassification	418	—	—	—	418
Amounts reclassified from accumulated other comprehensive income	—	—	30	295	325
Net other comprehensive income	418	—	30	295	743
Balance at June 30, 2026	$(20,486)	$(387)	$(1,125)	$(179)	$(22,177)

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	2,536	—	—	—	2,536
Amounts reclassified from accumulated other comprehensive income	—	—	59	(621)	(562)
Net other comprehensive income (loss)	2,536	—	59	(621)	1,974
Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)

Balance at December 31, 2025	$(20,058)	$(387)	$(1,184)	$(769)	$(22,398)
Other comprehensive loss before reclassification	(428)	—	—	—	(428)
Amounts reclassified from accumulated other comprehensive income	—	—	59	590	649
Net other comprehensive (loss) income	(428)	—	59	590	221
Balance at June 30, 2026	$(20,486)	$(387)	$(1,125)	$(179)	$(22,177)

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

(dollars in thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item in the Consolidated Balance Sheets where the hedged item is included:
June 30, 2026
Investment securities (1)	$50,228	$228
Loans receivable (2)	86,229	10
Total	$136,457	$238

December 31, 2025
Investment securities (1)	$50,980	$980
Loans receivable (2)	100,903	903
Total	$151,883	$1,883

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $55.8 million and $56.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $228,000 and $980,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $195.1 million and $213.3 million, respectively; the cumulative basis adjustments associated with this hedging relationship was $10,000 and $903,000, respectively; and the amount of the designated hedged items was $86.2 million and $100.0 million, respectively.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
(dollars in thousands)	Notional Amount	Other Assets	Other Liabilities
June 30, 2026
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$105
Interest rate swaps - loans	86,219	24	—

December 31, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$860
Interest rate swaps - loans	100,000	—	843

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Total amounts recognized in interest on investment securities	$2,723	$3,466	$5,308	$7,269
Total amounts recognized in interest and fees on loans receivable	21,997	22,814	43,997	45,045
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$375	$(250)	$752	$(791)
Recognized on derivatives designated as hedging instruments	(385)	230	(760)	761
Interest rate swaps - loans
Recognized on hedged items	397	(295)	894	(1,049)
Recognized on derivatives designated as hedging instruments	(402)	279	(880)	1,036
Net (expense) income recognized on fair value hedges	$(15)	$(36)	$6	$(43)

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At June 30, 2026, the Company had derivatives on securities in a net liability position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at June 30, 2026, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of June 30, 2026, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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

3|5|2 Capital Litigation

As the Company previously disclosed, on June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "3|5|2 Complaint") against First Fed, in the Superior Court of the State of Washington for King County, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management. The 3|5|2 Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The 3|5|2 Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the 3|5|2 Complaint and is vigorously defending against the claims, most recently filing its Second Amendment Answer, Affirmative Defenses, and Counterclaims on July 22, 2026.

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

First Fed is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank serves Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties in Washington State through its ten full-service branches and five business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificates") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. The Bank signed a redemption agreement in February 2026 which sets forth the path to unwind its investment in the Hero Fund, with capital distributions anticipated to commence in the third quarter of 2026.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Assets. Total assets increased to $2.12 billion, or 0.8%, at June 30, 2026, from $2.11 billion at December 31, 2025.

Cash and cash equivalents increased by $13.2 million, or 15.6%, to $98.4 million as of June 30, 2026, compared to $85.1 million as of December 31, 2025.

Investment securities increased $16.7 million, or 6.2%, to $287.0 million at June 30, 2026, from $270.3 million at December 31, 2025. Purchases totaling $38.9 million were partially offset by maturities totaling $13.1 million, regular principal payments totaling $8.4 million and a $649,000 increase in net unrealized losses during the six months ended June 30, 2026.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.4 years as of June 30, 2026 and 6.5 years as of December 31, 2025, and had an estimated average repricing term of 6.0 years as of June 30, 2026, compared to 6.7 years as of December 31, 2025, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.6 years at June 30, 2026, compared to 4.6 years at December 31, 2025. The investment portfolio was comprised of 51.0% in amortizing securities at June 30, 2026, compared to 54.2% at December 31, 2025. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We anticipate the investment portfolio will continue to provide supplemental interest income and act as a source of liquidity. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, decreased $15.0 million, or 0.9%, to $1.60 billion at June 30, 2026, from $1.61 billion at December 31, 2025. During the six months ended June 30, 2026, one-to-four family loans decreased $19.7 million during the six months ended June 30, 2026, as repayment activity exceeded $1.8 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $3.2 million. Multi-family loans decreased $32.7 million during the six months ended June 30, 2026, as prepayments and scheduled payments exceeded $3.7 million of new loan originations and $199,000 of construction loans converting into permanent amortizing loans. Commercial real estate loans decreased $115,000 during the six months ended June 30, 2026, with repayment activity exceeding $13.2 million of new loan originations and $8.6 million of construction loan conversions. Construction and land loans increased $429,000, or 0.7%, to $61.7 million at June 30, 2026, from $61.3 million at December 31, 2025, with draws on new and existing loan commitments totaling $25.5 million, partially offset by payment activity totaling $15.0 million, $10.4 million converting into fully amortizing loans and charge-offs totaling $371,000.

Home equity loan outstanding balances increased $4.9 million over the prior year end due to $16.4 million of net draws on new and existing line of credit commitments and $1.9 million of home equity loan originations, partially offset by prepayments and scheduled payments. Auto and other consumer loans increased $11.5 million with auto loan purchases of $41.0 million and individual manufactured home loan purchases of $4.3 million, partially offset by prepayments and scheduled payments.

Commercial business loans increased $20.7 million, including a $25.7 million increase to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, $12.4 million of organic originations and $3.5 million of draws on existing line of credit commitments, partially offset by charge-offs totaling $719,000 and other repayment activity.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
June 30, 2026
Construction Commitment
One-to-four family residential	$7,855	$38,082	$1,081	$—	$47,018
Multi-family residential	3,900	18,152	—	—	22,052
Commercial real estate	—	13,811	4,214	10,221	28,246
Total commitment	$11,755	$70,045	$5,295	$10,221	$97,316

Construction Funds Disbursed
One-to-four family residential	$3,390	$16,301	$1,037	$—	$20,728
Multi-family residential	3,689	11,305	—	—	14,994
Commercial real estate	—	9,808	3,828	7,304	20,940
Total disbursed for construction	7,079	37,414	4,865	7,304	56,662
Net deferred fees (costs)	22	(398)	(5)	(25)	(406)
Amortized cost for construction	$7,101	$37,016	$4,860	$7,279	$56,256

Undisbursed Commitment
One-to-four family residential	$4,465	$21,781	$44	$—	$26,290
Multi-family residential	211	6,847	—	—	7,058
Commercial real estate	—	4,003	386	2,917	7,306
Total undisbursed	$4,676	$32,631	$430	$2,917	$40,654

Land Funds Disbursed
One-to-four family residential	$1,513	$1,617	$—	$—	$3,130
Commercial real estate	1,138	1,138	—	—	2,276
Total disbursed for land	2,651	2,755	—	—	5,406
Net deferred fees	18	17	—	—	35
Amortized cost for land	$2,669	$2,772	$—	$—	$5,441
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
December 31, 2025
Construction Commitment
One-to-four family residential	$5,460	$40,189	$1,081	$—	$46,730
Multi-family residential	3,900	18,153	—	—	22,053
Commercial real estate	480	21,855	4,214	9,706	36,255
Total commitment	$9,840	$80,197	$5,295	$9,706	$105,038

Construction Funds Disbursed
One-to-four family residential	$1,857	$21,045	$695	$—	$23,597
Multi-family residential	2,842	7,449	—	—	10,291
Commercial real estate	56	15,418	3,177	2,975	21,626
Total disbursed for construction	4,755	43,912	3,872	2,975	55,514
Net deferred fees (costs)	20	(441)	2	(26)	(445)
Amortized cost for construction	$4,775	$43,471	$3,874	$2,949	$55,069

Undisbursed Commitment
One-to-four family residential	$3,603	$19,144	$386	$—	$23,133
Multi-family residential	1,058	10,704	—	—	11,762
Commercial real estate	424	6,437	1,037	6,731	14,629
Total undisbursed	$5,085	$36,285	$1,423	$6,731	$49,524

Land Funds Disbursed
One-to-four family residential	$1,929	$1,792	$121	$—	$3,842
Commercial real estate	1,147	1,158	—	—	2,305
Total disbursed for land	3,076	2,950	121	—	6,147
Net deferred fees	28	21	3	—	52
Amortized cost for land	$3,104	$2,971	$124	$—	$6,199
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the six months ended June 30, 2026, the Company added $79.8 million of organic loan originations, of which $41.9 million, or 52.6%, were located in the Puget Sound region, $31.7 million, or 39.7%, on the North Olympic Peninsula, and $4.1 million, or 5.2%, in other areas throughout Washington State. The Company purchased $41.0 million in auto loans and $4.4 million in manufactured home loans to borrowers located throughout the United States during the six months ended June 30, 2026. The total loan portfolio was composed of 76.9% organic originations and 23.1% purchased loans at June 30, 2026. We will continue to assess our lending strategies across all product lines and markets where we do business as well as evaluate opportunities to supplement organic growth through wholesale acquisitions with the goal of improving earnings while also prudently managing credit risk.

The ACLL decreased to $16.3 million at June 30, 2026, compared to $17.0 million at December 31, 2025. A $703,000 reduction in the pooled loan reserve balance was driven by lower one-to-four family, multi-family and commercial business loan balances combined with lower loss factors applied to one-to-four family, commercial real estate, other consumer and commercial business loans. The decrease to the pooled loan reserve balance was partially offset by higher purchased auto balances and higher loss factors applied to construction and home equity loan balances at the end of the current quarter. The pooled loan reserve was impacted by a mild increase in gross domestic product, higher unemployment forecasts, net loan charge-offs and a reduction in nonaccrual loans. The reserve on individually analyzed loans increased $22,000 due to a commercial business loan new to the category with a reserve at period end. The ACLL as a percentage of total loans was 1.01% and 1.04% at June 30, 2026 and December 31, 2025, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of June 30, 2026.

Nonperforming loans decreased $1.9 million, or 8.3%, to $20.7 million at June 30, 2026, from $22.6 million at December 31, 2025. Current year activity included principal payments totaling $2.3 million and payoffs totaling $776,000 and net recoveries on nonperforming loans totaling $289,000. The decreases were partially offset by the transition into nonaccrual status of two residential mortgages, two auto loans, a commercial business loan, a home equity loan and six other consumer loans totaling $1.5 million. Nonperforming loans to total loans was 1.3% at June 30, 2026, compared to 1.4% at December 31, 2025. The ACLL as a percentage of nonaccrual loans increased to 78.7% at June 30, 2026, up from 75.2% at December 31, 2025.

Classified loans decreased $9.8 million, or 27.7%, to $25.5 million at June 30, 2026, from $35.3 million at December 31, 2025, primarily due to payoffs totaling $14.9 million, principal payments totaling $1.5 million, net recoveries on previously charged-off loans totaling $285,000 and upgrades totaling $156,000. The decreases were partially offset by downgrades across multiple loan categories totaling $6.9 million. Four collateral-dependent loans totaling $18.3 million account for 72% of the classified loan balance at June 30, 2026. The Bank continues to work with all borrowers to facilitate satisfactory repayment.

In the first half of 2026, the Bank recorded net recoveries of $288,000 in commercial business loans. Net charge-offs of $242,000 to auto and other consumer loans, $371,000 to a commercial construction loan and $3,000 to commercial real estate loans partially offset the recoveries. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	June 30, 2026	December 31, 2025	Amount	Percent
Real Estate:
One-to-four family	$357,077	$376,731	$(19,654)	(5.2)%
Multi-family	255,813	288,529	(32,716)	(11.3)
Commercial real estate	402,798	402,683	115	—
Construction and land	61,697	61,268	429	0.7
Total real estate loans	1,077,385	1,129,211	(51,826)	(4.6)
Consumer:
Home equity	90,014	85,088	4,926	5.8
Auto and other consumer	294,982	283,502	11,480	4.0
Total consumer loans	384,996	368,590	16,406	4.5
Commercial business loans	151,000	130,311	20,689	15.9
Total loans receivable	1,613,381	1,628,112	(14,731)	(0.9)
Less:
Derivative basis adjustment	(10)	(903)	893	(98.9)
Allowance for credit losses on loans	16,309	16,987	(678)	(4.0)
Loans receivable, net	$1,597,082	$1,612,028	$(14,946)	(0.9)

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	June 30, 2026	December 31, 2025	Amount	Percent
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,627	$2,272	$(645)	(28.4)%
Commercial real estate	9,449	9,745	(296)	(3.0)
Construction and land	4,164	5,146	(982)	(19.1)
Total real estate loans	15,240	17,163	(1,923)	(11.2)
Consumer loans:
Home equity	159	53	106	200.0
Auto and other consumer	1,332	1,086	246	22.7
Total consumer loans	1,491	1,139	352	30.9
Commercial business	3,997	4,293	(296)	(6.9)
Total nonaccrual loans	20,728	22,595	(1,867)	(8.3)
Real estate owned:
One-to-four family	1,568	1,380	188	13.6
Total nonperforming assets	$22,296	$23,975	$(1,679)	(7.0)

MLTB loans:
Multi-family	$4,534	$4,531	3	0.1
Commercial real estate	9,410	9,741	$(331)	(3.4)
Commercial business	8	7	1	14.3
Total restructured loans	$13,952	$14,279	$(327)	(2.3)

Nonaccrual loans as a percentage of total loans	1.28%	1.39%	(0.11)%	(7.9)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$9,418	$9,748	$(330)	(3.4)%

Liabilities. Total liabilities increased to $1.97 billion at June 30, 2026, from $1.95 billion at December 31, 2025, due to increases in deposits of $8.3 million and borrowings of $5.0 million.

Deposit account balances increased $8.3 million, or 0.5%, to $1.61 billion at June 30, 2026 from $1.60 billion at December 31, 2025. During the first six months of 2026, total customer deposit balances increased $36.2 million and brokered deposit balances decreased $27.9 million. All categories of customer deposits reflect increases, including customer CDs of $19.9 million, money market accounts of $11.1 million, demand deposit accounts of $2.8 million and savings accounts of $2.5 million. The Bank utilizes Brokered CDs as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances, and manage interest rate risk. Competition for deposits across the industry continues to pose deposit retention challenges. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

FHLB advances increased $5.0 million, or 1.9% to $265.0 million at June 30, 2026, from $260.0 million at December 31, 2025. The short-term FHLB advances supported increased on balance sheet liquidity.

Equity. Total shareholders' equity increased $1.1 million to $158.3 million for the six months ended June 30, 2026, due to an increase in the after-tax fair market values of the available-for-sale investment securities portfolio of $590,000, the allocation of compensation-related shares valued at $512,00 and net income of $314,000, partially offset by a $428,000 increase in the investment portfolio hedge post-tax fair market value. During the first six months of 2026, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

General. The Company recorded net income of $308,000 for the three months ended June 30, 2026, compared to net income of $3.7 million for the three months ended June 30, 2025. A $3.6 million increase in noninterest expense, a $165,000 decrease in noninterest income and a $20,000 decrease in net interest income were partially offset by a $180,000 increase in recapture of provision for credit losses and a $280,000 decrease in income tax provision.

Net Interest Income. Net interest income was flat at $14.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, with declines in loan, investment and interest-earning deposit income offset by reduced deposit and borrowing costs. The net interest margin increased 12 basis points to 2.95% for the three months ended June 30, 2026, compared to 2.83% for the same period in 2025.

Interest Income. Total interest income decreased $1.7 million, or 6.2%, to $25.5 million for the three months ended June 30, 2026, from $27.1 million for the comparable period in 2025. Average earning assets decreased $85.2 million year-over-year. The yield on average interest-earning assets decreased 11 basis points to 5.30% for the three months ended June 30, 2026, compared to 5.41% for the same period in the prior year. Interest and fees on loans receivable decreased $817,000 primarily due to a decrease in the average balance of net loans receivable of $50.9 million, a change in the mix of loans compared to the prior year and a 3 basis point decrease in average loan yields. Interest from investment securities decreased $743,000 primarily due to the maturity of some higher-yielding investment securities during 2025 resulting in a 51 basis point decrease in average investment yields. While the Company's yields dropped period-over-period, the decrease was significantly lower than the 75 basis point Fed Funds decrease over the same period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
Loans receivable, net	$1,588,321	5.55%	$1,639,236	5.58%	$(817)
Investment securities	276,147	3.96	311,078	4.47	(743)
FHLB stock	12,020	9.41	13,313	9.97	(49)
Interest-earning deposits in banks	48,783	3.72	46,807	4.46	(67)
Total interest-earning assets	$1,925,271	5.30	$2,010,434	5.41	$(1,676)

Interest Expense. Total interest expense decreased $1.7 million, or 12.8%, to $11.3 million for the three months ended June 30, 2026, compared to $12.9 million for the three months ended June 30, 2025. The average cost of interest-bearing liabilities decreased 23 basis points to 2.78% for the three months ended June 30, 2026, compared to 3.01% for the same period last year. Interest expense on deposits decreased $1.5 million due to a $77.3 million decrease in the average balance and a 31 basis point decrease in the cost of interest-bearing deposits reflecting a decreased reliance on brokered deposits. Interest expense on borrowings decreased $137,000 due to a $22.9 million decrease in the average balance of FHLB advances offset by a 16 basis point increase in the cost of borrowings due to the subordinated debt transition from a fixed to floating rate compared to the same period in 2025.

During the three months ended June 30, 2026, interest expense on brokered CDs decreased due to lower average balances of $72.6 million along with a 13 basis point decrease in the average rate paid, compared to the three months ended June 30, 2025. Customer CDs represented 28.20% and 27.20% of total deposits at June 30, 2026 and 2025, respectively. Brokered CDs represented 3.60% and 6.50% of total deposits at June 30, 2026 and 2025, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
Interest-bearing demand deposits	$141,339	0.24%	$164,475	0.59%	$(157)
Money market accounts	455,356	2.16	444,135	2.40	(209)
Savings accounts	243,735	1.52	228,901	1.55	37
Certificates of deposit, customer	449,938	3.59	451,712	3.90	(372)
Certificates of deposit, brokered	51,788	4.29	124,383	4.42	(818)
Advances	252,230	4.19	275,176	4.43	(408)
Subordinated debt	34,668	7.13	34,600	4.00	271
Total interest-bearing liabilities	$1,629,054	2.78	$1,723,382	3.01	$(1,656)

Provision for Credit Losses. The Company recorded a $337,000 loan loss provision recapture and a $203,000 unfunded commitment provision recapture for the three months ended June 30, 2026. This compares to a $296,000 loan loss provision recapture and a $64,000 unfunded commitment provision recapture for the three months ended June 30, 2025. The current period recapture of provision for credit losses on loans reflects lower pooled reserve loan balances, a decrease in the reserve on individually evaluated loans, changes in the loan portfolio composition and lower loss factors at June 30, 2026, partially offset by net charge-offs totaling $177,000 for the three-month period. The higher unfunded commitment provision recapture compared to the same period in 2025 was primarily due to lower qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Total loans receivable	$1,613,381	$1,664,702
Net charge-offs	(177)	(1,928)
Recapture of provision for credit losses on loans	(337)	(296)
Allowance for credit losses on loans	16,309	18,345
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.01%	1.10%
Total nonaccrual loans	20,728	20,366
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	78.68%	90.08%
Nonaccrual loans as a percentage of total loans receivable	1.28%	1.22%

Unfunded loan commitments	$164,614	$166,589
Recapture of provision for credit losses on unfunded commitments	(203)	(64)
Reserve for unfunded commitments	483	550

Noninterest Income. Noninterest income decreased $165,000, or 7.6%, to $2.0 million for the three months ended June 30, 2026, from $2.2 million for the three months ended June 30, 2025. Other income reflects period-over-period decreases in the recorded value of equity and fintech partnership investments of $63,000 and swap fee income of $48,000. Nonrecurring income for the second quarter of 2025 included $81,000 of interest related to the ERC recorded in other income.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Loan and deposit service fees	$1,107	$1,095	$12	1.1%
Sold loan servicing fees and servicing rights mark-to-market	162	92	70	76.1
Net gain on sale of loans	73	44	29	65.9
Increase in BOLI cash surrender value	455	485	(30)	(6.2)
Other income	208	454	(246)	(54.2)
Total noninterest income	$2,005	$2,170	$(165)	(7.6)

Noninterest Expense. Noninterest expense increased $3.6 million, or 28.4%, to $16.4 million for the three months ended June 30, 2026, compared to $12.8 million for the three months ended June 30, 2025. The increase in expenses compared to the same period in 2025 is mainly due to a $2.6 million employee retention credit recorded in compensation during the second quarter of 2025. Other increases to compensation and benefits included period-over-period increases to incentive payments of $344,000 and medical insurance of $361,000. Data processing expenses decreased in 2026 compared to the same period in 2025 as the Bank advanced its operating efficiency initiative and implemented more integrated systems. Legal expense included in professional fees increased $639,000 period-over-period as the Company continues to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. Consulting costs included in professional fees increased $219,000 compared to the same period in 2025 as the Bank initiated a process improvement project in the second quarter of 2026.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Compensation and benefits	$8,054	$4,698	$3,356	71.4%
Data processing	1,702	1,926	(224)	(11.6)
Occupancy and equipment	1,538	1,507	31	2.1
Supplies, postage, and telephone	384	346	38	11.0
Regulatory assessments and state taxes	581	501	80	16.0
Advertising	245	299	(54)	(18.1)
Professional fees	2,305	1,449	856	59.1
FDIC insurance premium	387	463	(76)	(16.4)
Other expense	1,197	1,576	(379)	(24.0)
Total noninterest expense	$16,393	$12,765	$3,628	28.4

Provision for Income Tax. An income tax provision of $17,000 was recorded for the three months ended June 30, 2026, compared to a provision of $297,000 for the three months ended June 30, 2025, due to a period-over-period decrease in net income before taxes of $3.6 million. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

General. The Company recorded net income of $314,000 for the six months ended June 30, 2026, compared to a net loss of $5.4 million for the six months ended June 30, 2025. A $7.9 million decrease in provision for credit losses, and a $573,000 increase in net interest income were partially offset by a $1.9 million decrease in noninterest income, a $525,000 decrease in income tax benefit and a $312,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $573,000 to $28.6 million for the six months ended June 30, 2026, from $28.0 million for the six months ended June 30, 2025, as reduced deposit and borrowing costs outpaced declines in loan, investment and interest-earning deposit income. The net interest margin increased by 19 basis points to 2.99% for the six months ended June 30, 2026, compared to 2.80% for the same period in 2025.

Interest Income. Total interest income decreased $3.2 million, or 5.9%, to $50.8 million for the six months ended June 30, 2026, from $54.0 million for the comparable period in 2025. Average earning assets decreased $93.3 million year-over-year. The yield on average interest-earning assets decreased 7 basis points to 5.31% for the six months ended June 30, 2026, compared to 5.38% for the same period in the prior year. Interest from investment securities decreased $2.0 million primarily due to the maturity of some higher-yielding investment securities during 2025. Interest and fees on loans receivable decreased $1.1 million, to $44.0 million for the six months ended June 30, 2026, from $45.1 million for the six months ended June 30, 2025, primarily due to a decrease in the average balance of net loans receivable of $47.8 million and a change in the mix of loans compared to the prior year, partially offset by an increase in average loan yields to 5.57% for the six months ended June 30, 2026, from 5.54% for the same period in 2025. For context, the Fed Funds rate decreased 75 basis points over the same period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
Loans receivable, net	$1,592,779	5.57%	$1,640,579	5.54%	$(1,048)
Investment securities	272,920	3.92	322,081	4.55	(1,961)
FHLB stock	12,094	9.40	13,460	9.56	(74)
Interest-earning deposits in banks	49,908	3.72	44,873	4.50	(82)
Total interest-earning assets	$1,927,701	5.31	$2,020,993	5.38	$(3,165)

Interest Expense. Total interest expense decreased $3.7 million, or 14.4%, to $22.2 million for the six months ended June 30, 2026, compared to $25.9 million for the six months ended June 30, 2025. The average cost of interest-bearing liabilities decreased 28 basis points to 2.75% for the six months ended June 30, 2026, compared to 3.03% for the same period last year. Interest expense on deposits decreased $3.3 million due to a $71.2 million decrease in the average balance and a 36 basis point decrease in the cost of interest-bearing deposits. A reduced reliance on brokered CDs and a shift in the deposit mix from interest-bearing demand and customer CDs to higher average balances of money market and savings accounts resulted in a lower cost of deposits. Interest expense on borrowings decreased $412,000 due to a $24.8 million decrease in the average balance of FHLB advances offset by a 10 basis point increase in the cost of borrowings due to the subordinated debt transition from a fixed to floating rate compared to the same period in 2025.

During the six months ended June 30, 2026, interest expense on brokered CDs decreased due to lower average balances of $80.3 million along with a 25 basis point decrease in the average rate paid, compared to the six months ended June 30, 2025. Average deposit account balances were composed of 84.9% in interest-bearing deposits and 15.1% in noninterest-bearing deposits at June 30, 2026, compared to 85.3% and 14.7%, respectively, at June 30, 2025. Customer CDs represented 29.3% and 29.1% of customer deposits at June 30, 2026 and 2025, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
Interest-bearing demand deposits	$140,961	0.22%	$166,433	0.61%	$(345)
Money market accounts	450,936	2.14	429,363	2.35	(211)
Savings accounts	243,530	1.48	222,734	1.51	125
Certificates of deposit, customer	444,090	3.59	451,823	3.98	(1,002)
Certificates of deposit, brokered	60,904	4.32	141,233	4.57	(1,893)
Advances	252,502	4.19	277,326	4.29	(644)
Subordinated debt	34,660	5.59	36,475	4.03	232
Total interest-bearing liabilities	$1,627,583	2.75	$1,725,387	3.03	$(3,738)

Provision for Credit Losses. The Company recorded a $350,000 loan loss provision recapture and a $112,000 unfunded commitment provision recapture for the six months ended June 30, 2026. This compares to a $7.5 million loan loss provision and a $49,000 unfunded commitment provision recapture for the six months ended June 30, 2025. The current period recapture of provision for credit losses on loans reflects lower pooled reserve loan balances and reduced loss factors, partially offset by an increase in the reserve on individually evaluated loans. Net charge-offs recorded during the first half of 2026 totaled $328,000, compared to $9.6 million recorded during the first half of 2025. The higher provision recapture on unfunded commitments compared to the same period in 2025 was primarily due to lower qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Total loans receivable	$1,613,381	$1,664,702
Net charge-offs	(328)	(9,578)
(Recapture of) provision for credit losses on loans	(350)	7,474
Allowance for credit losses on loans	16,309	18,345
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.01%	1.10%
Total nonaccrual loans	20,728	20,366
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	78.68%	90.08%
Nonaccrual loans as a percentage of total loans receivable	1.28%	1.22%

Unfunded loan commitments	$164,614	$166,589
Recapture of provision for credit losses on unfunded commitments	(112)	(49)
Reserve for unfunded commitments	483	550

Noninterest Income. Noninterest income decreased $1.9 million, or 32.5%, to $4.0 million for the six months ended June 30, 2026, from $6.0 million for the six months ended June 30, 2025. Nonrecurring income for the first half of 2025 included a $1.1 million BOLI death benefit, an $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount recorded in other income and $81,000 of interest related to an Employee Retention Credit recorded in other income. Also included in other income was a period-over-period decrease in swap fee income of $113,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Loan and deposit service fees	$2,229	$2,201	$28	1.3%
Sold loan servicing fees and servicing rights mark-to-market	289	287	2	0.7
Net gain on sale of loans	149	55	94	170.9
Increase in BOLI cash surrender value	923	857	66	7.7
Income from BOLI death benefit, net	—	1,059	(1,059)	(100.0)
Other income	423	1,488	(1,065)	(71.6)
Total noninterest income	$4,013	$5,947	$(1,934)	(32.5)

Noninterest Expense. Noninterest expense increased $312,000, or 1.0%, to $33.1 million for the six months ended June 30, 2026, compared to $32.8 million for the six months ended June 30, 2025. Nonrecurring expenses for the first half of 2025 included a $5.8 million legal settlement paid and a $2.6 million Employee Retention Credit reduction to compensation expense. Other increases to compensation and benefits included period-over-period increases to incentive payments of $616,000 and medical insurance of $354,000. Legal expense included in professional fees increased $1.5 million period-over-period as the Company continues to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. Consulting costs included in professional fees increased $651,000 compared to the same period in 2025 as the Bank utilized outside resources to assist with key duties of certain open positions during the first quarter of 2026 and initiated a process improvement project in the second quarter of 2026.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Compensation and benefits	$16,286	$12,413	$3,873	31.2%
Data processing	3,930	3,937	(7)	(0.2)
Occupancy and equipment	3,103	3,099	4	0.1
Supplies, postage, and telephone	682	644	38	5.9
Regulatory assessments and state taxes	1,115	980	135	13.8
Advertising	549	564	(15)	(2.7)
Professional fees	4,331	2,226	2,105	94.6
FDIC insurance premium	750	897	(147)	(16.4)
Legal settlement	—	5,750	(5,750)	(100.0)
Other expense	2,331	2,255	76	3.4
Total noninterest expense	$33,077	$32,765	$312	1.0

Provision for Income Tax. An income tax benefit of $303,000 was recorded for the six months ended June 30, 2026, compared to a benefit of $828,000 for the six months ended June 30, 2025, due to a period-over-period decrease in net income before taxes of $6.2 million, partially offset by a tax penalty estimate for the early surrender of BOLI contracts recorded in 2025. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of June 30, 2026 and 2025. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included within loans receivable in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2026			2025
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
(dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net (1) (2)	$1,588,321	$21,997	5.55%	$1,639,236	$22,814	5.58%
Total investment securities	276,147	2,723	3.96	311,078	3,466	4.47
FHLB dividends	12,020	282	9.41	13,313	331	9.97
Interest-earning deposits in banks	48,783	453	3.72	46,807	520	4.46
Total interest-earning assets (3)	1,925,271	25,455	5.30	2,010,434	27,131	5.41
Noninterest-earning assets	143,007			154,145
Total average assets	$2,068,278			$2,164,579
Interest-bearing liabilities:
Interest-bearing demand deposits	$141,339	$83	0.24	$164,475	$240	0.59
Money market accounts	455,356	2,451	2.16	444,135	2,660	2.40
Savings accounts	243,735	921	1.52	228,901	884	1.55
Certificates of deposit, customer	449,938	4,024	3.59	451,712	4,396	3.90
Certificates of deposit, brokered	51,788	554	4.29	124,383	1,372	4.42
Total interest-bearing deposits (4)	1,342,156	8,033	2.40	1,413,606	9,552	2.71
Advances	252,230	2,633	4.19	275,176	3,041	4.43
Subordinated debt	34,668	616	7.13	34,600	345	4.00
Total interest-bearing liabilities	1,629,054	11,282	2.78	1,723,382	12,938	3.01
Noninterest-bearing deposits (4)	237,762			243,655
Other noninterest-bearing liabilities	43,529			50,685
Total average liabilities	1,910,345			2,017,722
Average equity	157,933			146,857
Total average liabilities and equity	$2,068,278			$2,164,579

Net interest income		$14,173			$14,193
Net interest rate spread			2.52			2.40
Net earning assets	$296,217			$287,052
Net interest margin (5)			2.95			2.83
Average interest-earning assets to average interest-bearing liabilities	118.2%			116.7%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $775,000 and $148,000 for the three months ended June 30, 2026 and 2025, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.04% and 2.31% for the three months ended June 30, 2026 and 2025, respectively.

(5) Net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2026			2025
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
(dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net (1) (2)	$1,592,779	$43,997	5.57%	$1,640,579	$45,045	5.54%
Total investment securities	272,920	5,308	3.92	322,081	7,269	4.55
FHLB dividends	12,094	564	9.40	13,460	638	9.56
Interest-earning deposits in banks	49,908	920	3.72	44,873	1,002	4.50
Total interest-earning assets (3)	1,927,701	50,789	5.31	2,020,993	53,954	5.38
Noninterest-earning assets	141,658			148,628
Total average assets	$2,069,359			$2,169,621
Interest-bearing liabilities:
Interest-bearing demand deposits	$140,961	$155	0.22	$166,433	$500	0.61
Money market accounts	450,936	4,794	2.14	429,363	5,005	2.35
Savings accounts	243,530	1,792	1.48	222,734	1,667	1.51
Certificates of deposit, customer	444,090	7,916	3.59	451,823	8,918	3.98
Certificates of deposit, brokered	60,904	1,306	4.32	141,233	3,199	4.57
Total interest-bearing deposits (4)	1,340,421	15,963	2.40	1,411,586	19,289	2.76
Advances	252,502	5,252	4.19	277,326	5,896	4.29
Subordinated debt	34,660	961	5.59	36,475	729	4.03
Total interest-bearing liabilities	1,627,583	22,176	2.75	1,725,387	25,914	3.03
Noninterest-bearing deposits (4)	239,189			243,612
Other noninterest-bearing liabilities	43,859			49,002
Total average liabilities	1,910,631			2,018,001
Average equity	158,728			151,620
Total average liabilities and equity	$2,069,359			$2,169,621

Net interest income		$28,613			$28,040
Net interest rate spread			2.56			2.35
Net earning assets	$300,118			$295,606
Net interest margin (5)			2.99			2.80
Average interest-earning assets to average interest-bearing liabilities	118.4%			117.1%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $1.4 million and $486,000 for the six months ended June 30, 2026 and 2025, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.04% and 2.35% for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2026 Compared to June 30, 2025			June 30, 2026 Compared to June 30, 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$(703)	$(114)	$(817)	$(1,299)	$251	$(1,048)
Investments	(391)	(352)	(743)	(1,108)	(853)	(1,961)
FHLB stock	(32)	(17)	(49)	(64)	(10)	(74)
Other (1)	22	(89)	(67)	111	(193)	(82)
Total interest-earning assets	$(1,104)	$(572)	$(1,676)	$(2,360)	$(805)	$(3,165)

Interest-bearing liabilities:
Interest-bearing demand deposits	$(34)	$(123)	$(157)	$(74)	$(271)	$(345)
Money market accounts	65	(274)	(209)	255	(466)	(211)
Savings accounts	56	(19)	37	158	(33)	125
Certificates of deposit, customer	(21)	(351)	(372)	(148)	(854)	(1,002)
Certificates of deposit, brokered	(800)	(18)	(818)	(1,818)	(75)	(1,893)
Advances	(255)	(153)	(408)	(523)	(121)	(644)
Subordinated debt	1	270	271	(36)	268	232
Total interest-bearing liabilities	$(988)	$(668)	$(1,656)	$(2,186)	$(1,552)	$(3,738)

Change in net interest income	$(116)	$96	$(20)	$(174)	$747	$573

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions that are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2026 and the year ended December 31, 2025, we engaged in no off-balance sheet transactions likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

At June 30, 2026, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Balance
Certificates of deposit	$450,227	$58,889	$2,639	$—	$511,755
FHLB advances	230,000	35,000	—	—	265,000
Line of credit	13,500	—	—	—	13,500
Subordinated debt obligation	—	—	34,677	—	34,677
Operating leases	2,201	4,268	4,287	15,360	26,116
Borrower taxes and insurance	1,503	—	—	—	1,503
Deferred compensation	197	361	334	575	1,467
Total contractual obligations	$697,628	$98,518	$41,937	$15,935	$854,018

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of June 30, 2026:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Committed
Commitments to originate loans:
Fixed-rate	$330	$—	$—	$—	$330
Variable-rate	376	—	—	—	376
Unfunded commitments under lines of credit	23,807	11,310	11,790	77,053	123,960
Unfunded commitments under existing construction loans	37,358	3,296	—	—	40,654
Standby letters of credit	208	—	—	200	408
Unfunded commitments under partnership agreements	2,074	—	—	—	2,074
Total commitments	$64,153	$14,606	$11,790	$77,253	$167,802

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

The Company's most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $98.4 million and unpledged securities classified as available-for-sale had a market value of $236.8 million. The Bank pledged collateral of $512.7 million to support borrowings from the FHLB, with a remaining borrowing capacity of $157.7 million at June 30, 2026. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $17.3 million were pledged as of June 30, 2026, providing a borrowing capacity of $16.7 million. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest has a $15.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $1.5 million at June 30, 2026.

At June 30, 2026, we had commitments to fund $408,000 in standby letters of credit and $164.6 million in undisbursed loans, including $40.7 million in undisbursed construction loan commitments.

CDs due within one year as of June 30, 2026, totaled $450.2 million, or 88.0% of CDs with a weighted-average rate of 3.60%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 64% of deposit account balances held by consumers, 23% held by business and 9% by public fund depositors, and 4% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $29,000 at June 30, 2026. We estimate that 20-25% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At June 30, 2026, the Company, on an unconsolidated basis, had liquid assets of $7.3 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments related to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At June 30, 2026, shareholders' equity totaled $158.3 million, or 7.5% of total assets. Our book value per share of common stock was $16.66 at June 30, 2026, compared to $16.61 at December 31, 2025.

At June 30, 2026, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at June 30, 2026.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital (to average assets)	$199,832	9.6%	$82,931	4.0%	$103,664	5.0%
Common equity tier 1 (to risk-weighted assets)	199,832	12.4	72,504	4.5	104,728	6.5
Tier 1 risk-based capital (to risk-weighted assets)	199,832	12.4	96,672	6.0	128,896	8.0
Total risk-based capital (to risk-weighted assets)	216,624	13.4	128,896	8.0	161,121	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.4% at June 30, 2026, exceeding this requirement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of June 30, 2026, were effective.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended June 30, 2026:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans
April 1, 2026 - April 30, 2026	—	$—	—	846,123
May 1, 2026 - May 31, 2026	1,859	—	—	846,123
June 1, 2026 - June 30, 2026	—	—	—	846,123
Total	1,859	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 0 shares, 1,859 shares, and 0 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of June 30, 2026, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: August 6, 2026	/s/ Curt T. Queyrouze

Curt T. Queyrouze
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)