Form 10-Q
period 2026-09-30
First Northwest Bancorp
filed 2026-11-05
CIK 1556727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2026, there were 9,508,205 shares of common stock, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share information) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$17,986	$15,530
Interest-earning deposits in banks	85,639	69,587
Investment securities available for sale, at fair value (amortized cost of $348,325 and $295,849, respectively)	310,188	270,310
Loans held for sale	300	1,063
Loans receivable (net of allowance for credit losses on loans of $16,388 and $16,987, respectively)	1,577,186	1,612,028
Federal Home Loan Bank ("FHLB") stock, at cost	13,211	13,105
Accrued interest receivable	8,197	6,498
Premises and equipment, net	9,270	8,464
Servicing rights on sold loans, at fair value	2,776	3,014
Bank-owned life insurance ("BOLI"), net	43,762	42,382
Equity and partnership investments	15,331	15,489
Goodwill and other intangible assets, net	1,062	1,062
Deferred tax asset, net	16,937	13,638
Right-of-use ("ROU") asset, net	14,975	15,596
Prepaid expenses and other assets	25,742	20,129
Total assets	$2,142,562	$2,107,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits	$1,634,408	$1,599,101
Borrowings	311,694	308,143
Accrued interest payable	145	1,223
Lease liability, net	15,968	16,439
Accrued expenses and other liabilities	28,795	24,301
Advances from borrowers for taxes and insurance	2,716	1,424
Total liabilities	1,993,726	1,950,631

Shareholders' Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 9,508,205 and 9,467,925 shares issued and outstanding, respectively	95	95
Additional paid-in capital	94,075	93,803
Retained earnings	91,272	91,699
Accumulated other comprehensive loss, net of tax	(31,165)	(22,398)
Unearned employee stock ownership plan ("ESOP") shares	(5,441)	(5,935)
Total shareholders' equity	148,836	157,264
Total liabilities and shareholders' equity	$2,142,562	$2,107,895

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans receivable	$21,815	$22,814	$65,812	$67,859
Interest on investment securities	3,067	3,244	8,375	10,513
Interest on deposits in banks and other	464	570	1,384	1,572
FHLB dividends	243	282	807	920
Total interest income	25,589	26,910	76,378	80,864
INTEREST EXPENSE
Deposits	8,493	9,083	24,456	28,372
Borrowings	2,778	3,258	8,991	9,883
Total interest expense	11,271	12,341	33,447	38,255
Net interest income	14,318	14,569	42,931	42,609
PROVISION FOR CREDIT LOSSES
Provision for (recapture of) credit losses on loans	532	(620)	182	6,854
Provision for (recapture of) credit losses on unfunded commitments	207	(53)	95	(102)
Provision for (recapture of) credit losses	739	(673)	277	6,752
Net interest income after provision for (recapture of) credit losses	13,579	15,242	42,654	35,857
NONINTEREST INCOME
Loan and deposit service fees	1,150	1,114	3,379	3,315
Sold loan servicing fees and servicing rights mark-to-market	(47)	85	242	372
Net gain (loss) on sale of loans	40	(39)	189	16
Increase in BOLI cash surrender value	457	539	1,380	1,396
Income from BOLI death benefit, net	—	—	—	1,059
Other income	574	303	997	1,791
Total noninterest income	2,174	2,002	6,187	7,949
NONINTEREST EXPENSE
Compensation and benefits	8,185	8,353	24,471	20,766
Data processing	1,943	1,941	5,873	5,878
Occupancy and equipment	1,512	1,505	4,615	4,604
Supplies, postage, and telephone	305	344	987	988
Regulatory assessments and state taxes	548	558	1,663	1,538
Advertising	278	282	827	846
Professional fees	1,915	2,668	6,246	4,894
FDIC insurance premium	381	411	1,131	1,308
Legal settlement	1,300	(10)	1,300	5,740
Other expense	948	1,338	3,279	3,593
Total noninterest expense	17,315	17,390	50,392	50,155
Loss before benefit from income taxes	(1,562)	(146)	(1,551)	(6,349)
Benefit from income taxes	(819)	(948)	(1,122)	(1,776)
Net (loss) income	$(743)	$802	$(429)	$(4,573)

Basic and diluted (loss) earnings per common share	$(0.08)	$0.09	$(0.05)	$(0.52)

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2026			2025
	Balance	Tax Effect	Net	Balance	Tax Effect	Net

Net (loss) income			$(743)			$802

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	$(11,950)	$2,602	(9,348)	$4,754	$(1,021)	3,733
Amortization of unrecognized defined benefit ("DB") plan prior service cost	37	(8)	29	37	(7)	30
Reclassification adjustment for change in fair value of hedged items	425	(94)	331	8	(2)	6
Other comprehensive (loss) income, net of tax	$(11,488)	$2,500	(8,988)	$4,799	$(1,030)	3,769
Comprehensive (loss) income			$(9,731)			$4,571

	For the Nine Months Ended September 30,
	2026			2025
	Balance	Tax Effect	Net	Balance	Tax Effect	Net

Net (loss) income			$(429)			$(4,573)

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available for sale arising during the period	$(12,598)	$2,822	(9,776)	$7,984	$(1,715)	6,269
Amortization of unrecognized defined benefit ("DB") plan prior service cost	112	(24)	88	112	(23)	89
Reclassification adjustment for change in fair value of hedged items	1,179	(258)	921	(783)	168	(615)
Other comprehensive (loss) income, net of tax	$(11,307)	$2,540	(8,767)	$7,313	$(1,570)	5,743
Comprehensive (loss) income			$(9,196)			$1,170

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at June 30, 2025	9,444,963	$94	$93,595	$90,506	$(6,264)	$(28,198)	$149,733
Net income				802			802
Restricted stock award grants, net of forfeitures	18,813	1	—				1
Restricted stock awards canceled	(1,626)	(1)	(13)				(14)
Other comprehensive income, net of tax						3,769	3,769
Share-based compensation expense			131				131
ESOP shares committed to be released			(67)		164		97
Canceled dividends payable on forfeited unvested restricted stock awards				9			9
Balance at September 30, 2025	9,462,150	$94	$93,646	$91,317	$(6,100)	$(24,429)	$154,528

Balance at June 30, 2026	9,504,441	$95	$93,986	$92,015	$(5,606)	$(22,177)	$158,313
Net loss				(743)			(743)
Restricted stock award grants, net of forfeitures	10,820	—	—				—
Restricted stock awards canceled	(7,056)	—	(74)				(74)
Other comprehensive loss, net of tax						(8,988)	(8,988)
Share-based compensation expense			181				181
ESOP shares committed to be released			(18)		165		147
Balance at September 30, 2026	9,508,205	$95	$94,075	$91,272	$(5,441)	$(31,165)	$148,836

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share information) (Unaudited)

	Common Stock		Additional Paid-in	Retained	Unearned ESOP	Accumulated Other Comprehensive Loss,	Total Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Net of Tax	Equity

Balance at December 31, 2024	9,353,348	$93	$93,357	$97,198	$(6,594)	$(30,172)	$153,882
Net loss				(4,573)			(4,573)
Restricted stock award grants, net of forfeitures	120,023	2	—				2
Restricted stock awards canceled	(11,221)	(1)	(112)				(113)
Other comprehensive income, net of tax						5,743	5,743
Share-based compensation expense			536				536
ESOP shares committed to be released			(135)		494		359
Cash dividends declared ($0.14 per share)				(1,308)			(1,308)
Balance at September 30, 2025	9,462,150	$94	$93,646	$91,317	$(6,100)	$(24,429)	$154,528

Balance at December 31, 2025	9,467,925	$95	$93,803	$91,699	$(5,935)	$(22,398)	$157,264
Net loss				(429)			(429)
Restricted stock award grants, net of forfeitures	51,057	—	—				—
Restricted stock awards canceled	(10,777)	—	(110)				(110)
Other comprehensive loss, net of tax						(8,767)	(8,767)
Share-based compensation expense			470				470
ESOP shares committed to be released			(88)		494		406
Canceled dividends payable on forfeited unvested restricted stock awards				2			2
Balance at September 30, 2026	9,508,205	$95	$94,075	$91,272	$(5,441)	$(31,165)	$148,836

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(429)	$(4,573)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of fixed assets	918	951
Amortization of core deposit intangible	—	2
Amortization and accretion of premiums and discounts on investments, net	76	87
Accretion of deferred loan fees and purchased premiums, net	(2,139)	(1,327)
Amortization of debt issuance costs	51	54
Amortization of ROU asset	791	1,507
Change in fair value of sold loan servicing rights	246	201
Additions to servicing rights on sold loans, net	(8)	(13)
Provision for credit losses on loans	182	6,854
Provision for (recapture of) credit losses on unfunded commitments	95	(102)
Allocation of ESOP shares	406	359
Share-based compensation expense	470	536
Gain on sale of loans, net	(189)	(16)
Gain on sale of real estate owned	(63)	—
Fair value adjustment on real estate owned	105	—
Gain on extinguishment of subordinated debt	—	(848)
Increase in BOLI cash surrender value, net	(1,380)	(1,396)
Income from BOLI death benefit, net	—	(1,059)
Origination of loans held for sale	(16,730)	(17,511)
Proceeds from sale of loans held for sale	17,682	17,245
Change in assets and liabilities:
Increase in accrued interest receivable	(1,699)	(1)
Increase in prepaid expenses and other assets	(7,199)	(1,553)
Decrease in accrued interest payable	(1,078)	(2,150)
Decrease in lease liabilities	(641)	(1,464)
Increase (decrease) in accrued expenses and other liabilities	6,084	(8,952)
Net cash used by operating activities	(4,449)	(13,169)

Cash flows from investing activities:
Purchase of securities available for sale	(83,242)	(5,534)
Proceeds from maturities, calls, and principal repayments of securities available for sale	30,689	71,165
(Purchase) redemption of FHLB stock	(106)	3,579
Early surrender of BOLI policies	—	9,375
Purchase of BOLI policies	—	(9,109)
Proceeds from BOLI death benefit	—	1,968
Purchase of loans	(71,808)	(61,081)
Decrease in loans receivable, net	108,262	120,138
Net (purchase) sale of premises and equipment	(1,724)	390
Capital contributions to partnership investments	(391)	(720)
Redemption of partnership investment	475	—
Capital disbursements received from partnership investments	698	572
Capital contributions to low-income housing tax credit partnerships	(579)	—
Redemption of historic tax credit partnerships	112	—
Proceeds from sale of real estate owned	582	—
Net cash (used) provided by investing activities	(17,032)	130,743

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in deposits	$35,307	$(34,699)
Proceeds from long-term FHLB advances	—	30,000
Repayment of long-term FHLB advances	(65,000)	(20,000)
Net increase (decrease) in short-term FHLB advances	68,500	(90,000)
Redemption of subordinated debt, net	—	(4,095)
Net increase in line of credit	—	8,500
Net increase in advances from borrowers for taxes and insurance	1,292	872
Payment of dividends	—	(1,317)
Restricted stock awards canceled	(110)	(113)
Net cash provided (used) by financing activities	39,989	(110,852)
Net increase in cash and cash equivalents	18,508	6,722
Cash and cash equivalents at beginning of period	85,117	72,448
Cash and cash equivalents at end of period	$103,625	$79,170

Supplemental disclosures of cash flow information:
Cash paid for interest on deposits and borrowings	$34,524	$40,463
Cash paid for income taxes	—	10

Supplemental disclosures of noncash investing activities:
Change in unrealized (loss) gain on securities available for sale	$(12,598)	$7,984
Change in unrealized gain (loss) on fair value hedge	1,179	(783)
Amortization of unrecognized DB plan prior service cost	112	112
Loan principal transferred from held-for-investment to held-for-sale	—	1,400
Loan principal transferred to real estate owned and repossessed assets, net	345	1,377
Lease liabilities arising from obtaining right-of-use assets	170	1,264
Series A equity investment acquired upon conversion of commercial business loan	—	1,260

See selected notes to the consolidated financial statements.

FIRST NORTHWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation and Critical Accounting Policies

Organization and nature of business - First Northwest Bancorp, a Washington corporation ("First Northwest"), became the holding company of First Fed Bank ("First Fed" or the "Bank") on January 29, 2015, upon completion of the Bank's conversion from a mutual to stock form of organization. First Northwest and the Bank are collectively referred to as the "Company." On August 5, 2022, First Northwest's election to be treated as a financial holding company became effective, allowing the Company to engage in non-banking activities that are financial in nature or incidental to financial activities. First Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Fed. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.

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

Basis of presentation - The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles ("GAAP") for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for future periods.

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

Note 2 - Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available-for-sale at  September 30, 2026 are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available for Sale
Municipal bonds	$91,412	$—	$(18,654)	$72,758	$—
U.S. government agency issued asset-backed securities (ABS agency)	11,151	19	—	11,170	—
Corporate issued asset-backed securities (ABS corporate)	21,093	7	(12)	21,088	—
Corporate issued debt securities (Corporate debt)	61,575	286	(1,670)	60,191	—
U.S. Small Business Administration securities (SBA)	4,915	22	(14)	4,923	—
Mortgage-backed securities:
U.S. government agency issued mortgage-backed securities (MBS agency)	105,381	32	(14,196)	91,217	—
Non-agency issued mortgage-backed securities (MBS non-agency)	52,798	—	(3,957)	48,841	—
Total securities available for sale	$348,325	$366	$(38,503)	$310,188	$—

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

There were no securities classified as held-to-maturity at  September 30, 2026 and December 31, 2025. There was no allowance for credit losses on investment securities recorded at  September 30, 2026 and December 31, 2025, based on analysis performed by the Company.

Accrued interest receivable on available-for-sale debt securities totaled $2.1 million and $1.5 million as of  September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on securities is reported in accrued interest receivable on the Consolidated Balance Sheets and is excluded from the calculation of the allowance for credit losses on investment securities.

The following shows the unrealized gross losses and fair value of the investment portfolio by length of time that individual securities in each category have been in a continuous loss position as of September 30, 2026:

	Less Than Twelve Months		Twelve Months or Longer		Total
(dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for Sale
Municipal bonds	$—	$—	$(18,654)	$72,658	$(18,654)	$72,658
ABS corporate	(12)	8,032	—	—	(12)	8,032
Corporate debt	(552)	25,953	(1,118)	21,435	(1,670)	47,388
SBA	(8)	883	(6)	596	(14)	1,479
Mortgage-backed securities:
MBS agency	(1,013)	32,124	(13,183)	52,531	(14,196)	84,655
MBS non-agency	(284)	27,093	(3,673)	21,748	(3,957)	48,841
Total available-for-sale in a loss position	$(1,869)	$94,085	$(36,634)	$168,968	$(38,503)	$263,053

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

Management believes that the unrealized losses on our investment securities relate principally to the general change in interest rates, market liquidity and demand, and market volatility that has occurred since the initial purchase, and such unrecognized losses or gains will continue to vary with general interest rate level and market fluctuations in the future. We do not believe the unrealized losses on our securities are related to a deterioration in credit quality. Certain investments in a loss position are guaranteed by government entities or government sponsored entities. The Company does not intend, and it is unlikely that we would be required, to sell these investments prior to a market price recovery or maturity. Based on the Company’s evaluation of these securities, no credit impairment was recorded at September 30, 2026, or December 31, 2025.

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

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale
Mortgage-backed securities:
Due within one year	$4,245	$4,234	$4,602	$4,603
Due after one through five years	27,192	26,483	6,912	6,856
Due after five through ten years	7,974	7,882	7,215	7,012
Due after ten years	118,768	101,459	119,017	106,589
Total mortgage-backed securities	158,179	140,058	137,746	125,060
All other investment securities:
Due within one year	10,986	10,954	1,000	959
Due after one through five years	15,561	14,626	24,082	23,620
Due after five through ten years	77,609	69,897	45,356	41,453
Due after ten years	85,990	74,653	87,665	79,218
Total all other investment securities	190,146	170,130	158,103	145,250
Total investment securities	$348,325	$310,188	$295,849	$270,310

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

Loan amounts are presented at amortized cost which is comprised of the loan balance net of unearned loan fees in excess of unamortized costs and unamortized purchase premiums of $23.5 million as of  September 30, 2026 and $21.5 million as of December 31, 2025. The amortized cost reflected in total loans receivable does not include accrued interest receivable. Accrued interest receivable on loans was $6.0 million as of  September 30, 2026 and $5.0 million as of December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the calculation of the allowance for credit losses on loans.

The amortized cost of loans receivable, net of the allowance for credit losses on loans ("ACLL"), consisted of the following at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Real Estate:
One-to-four family	$353,620	$376,731
Multi-family	245,236	288,529
Commercial real estate	420,161	402,683
Construction and land	62,491	61,268
Total real estate loans	1,081,508	1,129,211
Consumer:
Home equity	94,171	85,088
Auto and other consumer	296,217	283,502
Total consumer loans	390,388	368,590
Commercial business loans	122,031	130,311
Total loans receivable	1,593,927	1,628,112
Less:
Derivative basis adjustment	353	(903)
Allowance for credit losses on loans	16,388	16,987
Total loans receivable, net	$1,577,186	$1,612,028

Nonaccrual Loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table presents the amortized cost of nonaccrual loans by class of loan at the dates indicated:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans	Nonaccrual Loans with ACLL	Nonaccrual Loans with No ACLL	Total Nonaccrual Loans
One-to-four family	$115	$1,493	$1,608	$91	$2,181	$2,272
Multi-family	17	—	17	—	—	—
Commercial real estate	53	9,160	9,213	5	9,740	9,745
Construction and land	3	3,595	3,598	7	5,139	5,146
Home equity	53	105	158	53	—	53
Auto and other consumer	35	983	1,018	25	1,061	1,086
Commercial business	814	3,460	4,274	303	3,990	4,293
Total nonaccrual loans	$1,090	$18,796	$19,886	$484	$22,111	$22,595

Interest income recognized on a cash basis on nonaccrual loans for the three months ended September 30, 2026 and 2025, was $16,000 and $14,000, respectively. Interest income recognized on a cash basis on nonaccrual loans for the nine months ended September 30, 2026 and 2025, was $182,000 and $45,000, respectively.

Past due loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. There were no loans past due 90 days or more and still accruing interest at  September 30, 2026 and  December 31, 2025.

The following tables present the amortized cost of past due loans (including both accruing and nonaccruing loans) by segment and class as of September 30, 2026.

	30-59 Days	60-89 Days	90 Days or More	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Total Loans
Real Estate:
One-to-four family	$440	$311	$456	$1,207	$352,413	$353,620
Multi-family	—	—	18	18	245,218	245,236
Commercial real estate	10,977	—	—	10,977	409,184	420,161
Construction and land	—	—	3,595	3,595	58,896	62,491
Total real estate loans	11,417	311	4,069	15,797	1,065,711	1,081,508
Consumer:
Home equity	—	—	105	105	94,066	94,171
Auto and other consumer	2,149	564	995	3,708	292,509	296,217
Total consumer loans	2,149	564	1,100	3,813	386,575	390,388
Commercial business loans	159	—	2,815	2,974	119,057	122,031
Total loans	$13,725	$875	$7,984	$22,584	$1,571,343	$1,593,927

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

The following table presents the amortized cost of loans receivable by internally assigned risk grade and class of loans as of September 30, 2026, as well as gross charge-off activity for the nine months ended September 30, 2026. Term loans that are renewed or extended for periods longer than 90 days are presented as a new origination in the year of most recent renewal or extension.

	Term Loans by Year of Origination or Most Recent Renewal or Extension (1)						Revolving	Total
(dollars in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Loans
One-to-four family
Pass (Grades 1-3)	$8,603	$6,765	$2,686	$7,927	$118,816	$204,111	$—	$348,908
Watch (Grade 4)	—	—	172	—	289	2,578	—	3,039
Special Mention (Grade 5)	—	—	—	—	—	64	—	64
Substandard (Grade 6)	—	—	—	—	456	1,153	—	1,609
Total one-to-four family	8,603	6,765	2,858	7,927	119,561	207,906	—	353,620
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Multi-family
Pass (Grades 1-3)	44,192	3,433	17,559	6,765	56,580	50,182	—	178,711
Watch (Grade 4)	15,700	—	8,521	—	13,838	19,225	—	57,284
Special Mention (Grade 5)	—	4,530	—	—	—	—	—	4,530
Substandard (Grade 6)	—	18	—	—	4,693	—	—	4,711
Total multi-family	59,892	7,981	26,080	6,765	75,111	69,407	—	245,236
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Commercial Real Estate
Pass (Grades 1-3)	96,370	58,626	13,881	33,988	37,257	92,207	—	332,329
Watch (Grade 4)	4,945	3,591	14,479	8,023	9,476	17,619	—	58,133
Special Mention (Grade 5)	10,985	—	—	—	5,052	4,449	—	20,486
Substandard (Grade 6)	3,231	5,929	—	—	53	—	—	9,213
Total commercial real estate	115,531	68,146	28,360	42,011	51,838	114,275	—	420,161
Gross charge-offs year-to-date	—	3	—	—	—	—	—	3
Construction and Land
Pass (Grades 1-3)	26,826	18,021	7,256	—	760	1,305	—	54,168
Watch (Grade 4)	—	—	—	—	—	—	—	—
Special Mention (Grade 5)	—	4,728	—	—	—	—	—	4,728
Substandard (Grade 6)	—	—	—	3,595	—	—	—	3,595
Total construction and land	26,826	22,749	7,256	3,595	760	1,305	—	62,491
Gross charge-offs year-to-date	—	—	—	481	—	—	—	481
Home Equity
Pass (Grades 1-3)	2,915	5,216	3,036	3,883	4,119	8,335	65,901	93,405
Watch (Grade 4)	—	184	92	—	—	61	278	615
Substandard (Grade 6)	—	—	—	—	105	46	—	151
Total home equity	2,915	5,400	3,128	3,883	4,224	8,442	66,179	94,171
Gross charge-offs year-to-date	—	—	—	—	—	—	—	—
Auto and Other Consumer
Pass (Grades 1-3)	61,051	50,824	44,657	26,389	35,340	72,486	1,166	291,913
Watch (Grade 4)	86	126	432	723	249	1,106	1	2,723
Special Mention (Grade 5)	—	—	5	290	9	260	—	564
Substandard (Grade 6)	—	—	—	714	195	95	—	1,004
Loss (Grade 8)	—	—	6	7	—	—	—	13
Total auto and other consumer	61,137	50,950	45,100	28,123	35,793	73,947	1,167	296,217
Gross charge-offs year-to-date	6	8	80	117	159	56	146	572
Commercial business
Pass (Grades 1-3)	13,006	10,713	19,143	9,124	3,609	28,104	24,191	107,890
Watch (Grade 4)	2	2,711	1,775	1	227	27	1,361	6,104
Special Mention (Grade 5)	—	284	—	70	81	—	1,791	2,226
Substandard (Grade 6)	706	23	1,534	159	3,247	142	—	5,811
Total commercial business	13,714	13,731	22,452	9,354	7,164	28,273	27,343	122,031
Gross charge-offs year-to-date	—	265	26	—	22	127	—	440
Total loans
Pass (Grades 1-3)	252,963	153,598	108,218	88,076	256,481	456,730	91,258	1,407,324
Watch (Grade 4)	20,733	6,612	25,471	8,747	24,079	40,616	1,640	127,898
Special Mention (Grade 5)	10,985	9,542	5	360	5,142	4,773	1,791	32,598
Substandard (Grade 6)	3,937	5,970	1,534	4,468	8,749	1,436	—	26,094
Loss (Grade 8)	—	—	6	7	—	—	—	13
Total loans	$288,618	$175,722	$135,234	$101,658	$294,451	$503,555	$94,689	$1,593,927
Total gross charge-offs year-to-date	$6	$276	$106	$598	$181	$183	$146	$1,496

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

Loans that are deemed by management to possess unique risk characteristics are evaluated individually for purposes of determining an appropriate lifetime ACLL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent. Collateral dependent loans are evaluated based on the estimated fair value of the underlying collateral, less estimated costs to sell. The Company may increase or decrease the ACLL for collateral dependent individually evaluated loans based on changes in the estimated expected fair value of the collateral. In cases where the loan is well-secured and the estimated value of the collateral exceeds the amortized cost of the loan, no ACLL is recorded. Changes in the ACLL for all other individually evaluated loans are based substantially on the Company’s evaluation of cash flows expected to be received from such loans.

As of September 30, 2026, $23.2 million of loans were individually evaluated. At September 30, 2026, two individually evaluated loans with recorded investments totaling $818,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $22.3 million were evaluated based on the underlying value of the collateral. One $4.5 million multi-family loan was accruing interest at quarter end, while all other individually evaluated loans were on nonaccrual status at September 30, 2026.

As of December 31, 2025, $25.9 million of loans were individually evaluated. At December 31, 2025, two individually evaluated loans with recorded investments totaling $303,000 were evaluated using a discounted cash flow approach and the remaining loans totaling $25.6 million were evaluated based on the underlying value of the collateral. One $4.5 million multi-family loan was accruing interest at year end, while all other individually evaluated loans were on nonaccrual status at December 31, 2025.

Collateral Dependent Loans. Individually evaluated loans that have been classified as collateral dependent are loans where substantially all repayment of the loan is expected to come from the operation of or eventual liquidation of the collateral.

The following table summarizes collateral dependent loans by segment and collateral type as of September 30, 2026.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
One-to-four family	$1,493	$—	$—	$—	$—	$—	$1,493
Multi-family	—	—	4,530	—	—	—	4,530
Commercial real estate	—	—	—	5,929	3,231	—	9,160
Construction and land	—	3,595	—	—	—	—	3,595
Home equity	105	—	—	—	—	—	105
Commercial business	2,866	—	—	—	—	594	3,460
Total collateral-dependent loans	$4,464	$3,595	$4,530	$5,929	$3,231	$594	$22,343

The following table summarizes collateral dependent loans by segment and collateral type as of December 31, 2025.

	Collateral Type
(dollars in thousands)	Single Family Residence	Condominium	Multi-family	Office Building	Gas Station	Business Assets	Total
One-to-four family	$2,181	$—	$—	$—	$—	$—	$2,181
Multi-family	—	—	4,531	—	—	—	4,531
Commercial real estate	—	—	—	6,306	3,435	—	9,741
Construction and land	—	5,139	—	—	—	—	5,139
Commercial business	2,875	7	—	—	—	1,108	3,990
Total collateral-dependent loans	$5,056	$5,146	$4,531	$6,306	$3,435	$1,108	$25,582

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

There were no new MLTB during the three and nine months ended September 30, 2026.

There were two new MLTB during the three months ended September 30, 2025. The Bank agreed to modify the rate, extend the interest-only payment period and extend the term for a commercial construction loan which had a recorded investment of $5.5 million at the time of modification. This commercial construction loan subsequently converted to an amortizing multi-family loan and was in compliance with the modified terms at September 30, 2026. A previously charged-off commercial business loan was reinstated with term and rate modifications. The commercial business loan was in compliance with the modified terms at September 30, 2025; however, subsequently defaulted during the first quarter of 2026. During the second quarter of 2025, the Bank agreed to defer payments on a commercial real estate loan with a recorded investment of $4.1 million at the time of modification. The commercial real estate loan was in compliance with the modified terms at September 30, 2025, but was 30 days past due at September 30, 2026.

Other Real Estate Owned ("OREO"). The Company held $1.1 million and $1.4 million at  September 30, 2026, and December 31, 2025, respectively, of OREO secured by residential real estate properties included in "prepaid expenses and other assets" on the Consolidated Balance Sheets. Gain on sales of property is reported on the Consolidated Statements of Operations in "other income" under noninterest income.

The following table details the activity in other real estate owned for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$1,568	$1,297	$1,380	$—
Loans transferred to other real estate owned	5	80	345	1,377
Sales	(473)	—	(582)	—
Market value adjustments	(36)	—	(105)	—
Net gain on sales	37	—	63	—
Ending balance	$1,101	$1,377	$1,101	$1,377

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

The following tables detail activity in the allowance for credit losses on loans by class for the periods shown:

	At or For the Three Months Ended September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Recapture of) Credit Losses	Ending Balance
One-to-four family	$3,467	$—	$—	$231	$3,698
Multi-family	2,196	—	—	(396)	1,800
Commercial real estate	3,047	—	—	173	3,220
Construction and land	861	(110)	—	241	992
Home equity	1,440	—	—	(19)	1,421
Auto and other consumer	1,969	(171)	91	(69)	1,820
Commercial business	3,329	(273)	10	371	3,437
Total	$16,309	$(554)	$101	$532	$16,388

	At or For the Nine Months Ended September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$3,789	$—	$—	$(91)	$3,698
Multi-family	2,458	—	—	(658)	1,800
Commercial real estate	3,405	(3)	—	(182)	3,220
Construction and land	661	(481)	—	812	992
Home equity	1,329	—	—	92	1,421
Auto and other consumer	1,956	(572)	250	186	1,820
Commercial business	3,389	(440)	465	23	3,437
Total	$16,987	$(1,496)	$715	$182	$16,388

	At or For the Three Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$4,888	$—	$—	$(1,012)	$3,876
Multi-family	2,633	—	—	(71)	2,562
Commercial real estate	2,462	(656)	6	893	2,705
Construction and land	499	(483)	—	633	649
Home equity	1,441	—	—	(49)	1,392
Auto and other consumer	2,268	(106)	47	(172)	2,037
Commercial business	4,154	(1,005)	675	(842)	2,982
Total	$18,345	$(2,250)	$728	$(620)	$16,203

	At or For the Nine Months Ended September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	(Recapture of) Provision for Credit Losses	Ending Balance
One-to-four family	$4,757	$—	$—	$(881)	$3,876
Multi-family	2,493	—	—	69	2,562
Commercial real estate	2,410	(6,242)	32	6,505	2,705
Construction and land	576	(857)	5	925	649
Home equity	1,322	—	—	70	1,392
Auto and other consumer	2,687	(622)	164	(192)	2,037
Commercial business	6,204	(5,341)	1,761	358	2,982
Total	$20,449	$(13,062)	$1,962	$6,854	$16,203

Allowance for Credit Losses on Unfunded Loan Commitments. The Company estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Company has determined that no allowance is necessary for its home equity line of credit portfolio as it has the contractual ability to unconditionally cancel the available lines of credit. The allowance methodology is similar to the ACLL with an additional estimate of future commitment utilization based on historical commitment utilization. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class. This allowance is recognized in accrued expenses and other liabilities on the Consolidated Balance Sheets and is adjusted as a provision, or recapture of provision, for credit losses on unfunded commitments on the Consolidated Statements of Operations. The allowance for unfunded commitments was $689,000 and $594,000 at September 30, 2026, and December 31, 2025, respectively. The related provision expense (recapture) was $95,000 and ($102,000) for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Note 5 - Deposits

Deposits and weighted-average interest rates at the dates indicated are as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Noninterest-bearing demand deposits	$253,385	—%	$245,760	—%
Interest-bearing demand deposits	146,932	0.26	143,166	0.19
Money market accounts	466,782	2.29	451,143	2.12
Savings accounts	243,962	1.64	239,258	1.39
Certificates of deposit, customer	464,732	3.62	433,264	3.63
Certificates of deposit, brokered	58,615	3.86	86,510	4.22
Total deposits	$1,634,408	2.09	$1,599,101	2.04

The aggregate amount of time deposits issued in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit, currently $250,000, at  September 30, 2026 and December 31, 2025, was $179.6 million and $164.2 million, respectively.

Maturities of certificates at the dates indicated are as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Within one year or less	$455,117	$450,819
After one year through two years	62,568	59,588
After two years through three years	3,074	5,483
After three years through four years	791	2,211
After four years through five years	1,797	1,673
Total certificates of deposit	$523,347	$519,774

At  September 30, 2026 and December 31, 2025, deposits included $127.7 million and $113.6 million, respectively, in public fund deposits. The Bank had an outstanding letter of credit from the Federal Home Loan Bank of Des Moines ("FHLB") with a notional amount of $72.0 million at  September 30, 2026 and December 31, 2025, to collateralize public deposits. This letter of credit exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Also included in deposits at  September 30, 2026 and December 31, 2025, were funds held by federally recognized tribes totaling $28.6 million and $31.3 million, respectively. Investment securities with a carrying value of $30.3 million and $40.7 million were pledged as collateral for these deposits at  September 30, 2026 and December 31, 2025, respectively. These investment securities exceed the minimum collateral requirements established by the Bureau of Indian Affairs.

Interest on deposits by type for the periods shown was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Demand deposits	$99	$52	$254	$552
Money market accounts	2,642	2,832	7,436	7,837
Savings accounts	974	914	2,766	2,581
Certificates of deposit, customer	4,189	4,175	12,105	13,093
Certificates of deposit, brokered	589	1,110	1,895	4,309
Total interest expense on deposits	$8,493	$9,083	$24,456	$28,372

Note 6 - Borrowings

First Fed is a member of the FHLB. As a member, First Fed has a committed line of credit of up to 25% of total assets, subject to the amount of FHLB stock ownership and certain collateral requirements.

First Fed maintains borrowing arrangements with the FHLB to borrow funds primarily under long-term, fixed-rate advance agreements. First Fed also has overnight borrowings through FHLB which renew daily until paid. First Fed periodically uses fixed-rate advances maturing in less than one year as an alternative source of funds. Available borrowing capacity was $173.1 million and $204.4 million at  September 30, 2026 and December 31, 2025, respectively. All borrowings are secured by collateral consisting of single-family, home equity, commercial real estate, and multi-family loans receivable in the amounts of $888.5 million and $871.3 million at  September 30, 2026 and December 31, 2025, respectively. The Bank had outstanding letters of credit from the FHLB with notional amounts of $72.0 million to collateralize public deposits, $17.3 million to collateralize assumable rate conversion (ARC) loans and $772,000 to secure the Bellevue, Washington branch lease at September 30, 2026. Letters of credit outstanding at December 31, 2025, included the $72.0 million to collateralize public deposits and $772,000 to secure the Bellevue, Washington branch lease.

First Fed also has an established borrowing arrangement with the Federal Reserve Bank of San Francisco ("FRB") to utilize the discount window for short-term borrowing. Available borrowing capacity was $16.0 million and $17.3 million at  September 30, 2026 and December 31, 2025, respectively. Investment securities with a carrying value of $16.6 million and $18.0 million were pledged to the FRB at  September 30, 2026 and December 31, 2025, respectively.

On March 25, 2021, the Company completed a private placement of $40.0 million of 3.75% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified institutional buyers and institutional accredited investors. The net proceeds to the Company from the sale of the Notes were approximately $39.3 million after deducting placement agent fees and other offering expenses. The Notes have been structured to qualify as Tier 2 capital for the Company for regulatory capital purposes. The Company used the net proceeds of the offering for general corporate purposes. In March 2025, the Company redeemed $5.0 million of the Notes at a discount, resulting in a reduction to the outstanding balance and an $848,000 gain on extinguishment of debt recorded in noninterest income. Beginning in March 2026, the Notes bear interest at a variable rate that resets quarterly on the 30th day of March, June, September and December based on the three-month Secured Overnight Financing Rate in effect on the applicable reset date, plus 300 basis points. Accordingly, the interest rate on the Notes increased from 3.75% to 6.69% on March 30, 2026. The rate in effect at September 30, 2026, was 7.08%.

On May 20, 2022, First Northwest began a borrowing arrangement with NexBank for a revolving line of credit. The agreement was modified in 2025 and the modified terms allow a maximum extension of credit of $15.0 million. Borrowings are secured by a blanket lien on First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The Company was in compliance with all covenants at  September 30, 2026, including fixed coverage, Tier 1 leverage, and risk-based capital ratio minimum requirements and classified assets to Tier 1 capital and Texas ratio maximum requirements. Available borrowing capacity was $1.5 million at both  September 30, 2026 and December 31, 2025. The line of credit matures on November 16, 2026. The Company is in the process of negotiating the renewal of the line of credit before the maturity date.

In October 2023, Pacific Coast Bankers Bank ("PCBB") extended a $50.0 million unsecured Fed Funds Borrowing Facility to the Bank. The Bank must maintain a minimum demand deposit account average balance of $250,000 with PCBB. Availability of funds is not guaranteed and facility usage is generally limited to ten consecutive days. Available borrowing capacity was $50.0 million at both  September 30, 2026 and December 31, 2025. This credit facility is authorized for use through December 31, 2027.

The following table presents information regarding our borrowings as of September 30, 2026. The table includes both long- and short-term borrowings.

(dollars in thousands)	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
Balance outstanding	$95,000	$168,500	$13,500	$34,694
Weighted-average daily interest rates
Annualized	3.98%	3.68%	7.29%	6.09%
Period End	3.86%	4.08%	7.50%	6.09%

The amounts by year of maturity and weighted-average interest rate of FHLB long-term, fixed-rate advances at  September 30, 2026 are as follows:

(dollars in thousands)	Amount	Weighted- Average Interest Rate
Within one year or less	$60,000	3.95%
After one year through two years	35,000	3.72
Total FHLB long-term advances	$95,000	3.86

The following table presents information regarding our borrowings as of December 31, 2025. The table includes both long- and short-term borrowings.

(dollars in thousands)	FHLB Long-Term Advances	FHLB Overnight Variable-Rate Advances	NexBank Line of Credit	Subordinated Debt, net
Balance outstanding	$160,000	$100,000	$13,500	$34,643
Weighted-average daily interest rates
Annualized	3.86%	4.18%	8.07%	3.99%
Period End	4.03%	4.00%	7.25%	4.10%

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

The effective tax rates were 52.4% and 649.3% for the three months ended September 30, 2026 and 2025, respectively, and were 72.3% and 28.0% for the nine months ended September 30, 2026 and 2025, respectively. Effective tax rates differ from the statutory maximum federal tax rate for 2026 and 2025 of 21%, largely due to the nontaxable earnings on BOLI and tax-exempt interest income earned on certain investment securities and loans. Included in the benefit from income tax for the nine months ended September 30, 2026, were additional adjustments related to unrealized gains and penalties. Included in the benefit from income tax for the nine months ended September 30, 2025, was an estimate for taxes and penalties on the early surrender of a BOLI contract. The effective tax rate does not include a valuation allowance against the net deferred tax asset.

The Company assesses the realizability of its deferred tax assets at each reporting date in accordance with ASC 740, Income Taxes. A valuation allowance is established when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of  September 30, 2026, the Company was in a three-year cumulative pretax loss position. Management recognizes that cumulative losses in recent years represent significant negative evidence in assessing the realizability of deferred tax assets. Notwithstanding the cumulative loss position, management concluded that sufficient positive evidence exists to support the realization of the Company's deferred tax assets. This evidence includes the Company's historical profitability prior to the period of cumulative losses, the nature and circumstances contributing to recent operating losses, improvements in underlying operating performance, available tax planning strategies, and projected future taxable income.

Management's assessment considers the extent to which recent losses resulted from identifiable circumstances that are not expected to recur at historical levels. In addition, management evaluated its current operating trends, anticipated future earnings, and the availability of taxable income within the applicable carryback and carryforward periods. After considering all available positive and negative evidence, including the significant negative evidence associated with the Company's cumulative loss position, management concluded that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of  September 30, 2026. Management will continue to monitor operating performance and other relevant circumstances and will reassess the need for a valuation allowance at each reporting date.

Note 8 - (Loss) Earnings per Common Share

The two-class method is used for computing basic and diluted earnings per share. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participating rights in undistributed earnings. The Company has issued restricted shares under share-based compensation plans which qualify as participating securities.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except share data)	2026	2025	2026	2025
Net (loss) income:
Net (loss) income available to common shareholders	$(743)	$802	$(429)	$(4,573)
Dividends and undistributed earnings allocated to participating securities	—	—	—	—
(Loss) earnings allocated to common shareholders	$(743)	$802	$(429)	$(4,573)
Basic:
Weighted average common shares outstanding	9,511,434	9,415,143	9,494,297	9,413,154
Weighted average unvested restricted stock awards	(166,327)	(113,015)	(162,493)	(126,238)
Weighted average unallocated ESOP shares	(441,275)	(494,092)	(454,372)	(507,208)
Total basic weighted average common shares outstanding	8,903,832	8,808,036	8,877,432	8,779,708
Diluted:
Basic weighted average common shares outstanding	8,903,832	8,808,036	8,877,432	8,779,708
Dilutive restricted stock awards	—	5,596	—	—
Total diluted weighted average common shares outstanding	8,903,832	8,813,632	8,877,432	8,779,708
Basic (loss) earnings per common share	$(0.08)	$0.09	$(0.05)	$(0.52)
Diluted (loss) earnings per common share	$(0.08)	$0.09	$(0.05)	$(0.52)

Potentially dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Antidilutive shares as calculated under the treasury stock method totaled 65,005 and 5,595 for the three months ended September 30, 2026 and 2025, respectively. Antidilutive shares as calculated under the treasury stock method totaled 57,741 and 16,750 for the nine months ended September 30, 2026 and 2025, respectively.

Note 9 - Employee Benefits

Employee Stock Ownership Plan

Pursuant to the Plan, the ESOP purchased shares in the open market with funds borrowed from First Northwest. The Bank will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to First Northwest over a period of 20 years, bearing estimated interest at 2.46%. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank's discretionary contributions to the ESOP and earnings on the ESOP assets. The annual principal and interest payments of $835,000 were made by the ESOP during the second quarter of the nine months ended September 30, 2026 and 2025. No additional payments were made during the three months ended September 30, 2026 and 2025.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the average daily market prices of the shares and the shares become outstanding for EPS computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

Compensation expense related to the ESOP for the three months ended September 30, 2026 and 2025, was $147,000 and $97,000, respectively. Compensation expense related to the ESOP for the nine months ended September 30, 2026 and 2025, was $406,000 and $359,000, respectively.

Shares issued to the ESOP as of the dates indicated are as follows:

(dollars in thousands, except share data)	September 30, 2026	December 31, 2025
Allocated shares	597,986	545,097
Committed to be released shares	13,221	26,442
Unallocated shares	436,822	476,490
Total ESOP shares issued	1,048,029	1,048,029
Fair value of unallocated shares	$4,373	$4,469

Note 10 - Stock-based Compensation

In May 2020, the Company's shareholders approved the First Northwest Bancorp 2020 Equity Incentive Plan ("2020 EIP"), which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock shares or restricted stock units, and performance share awards to eligible participants through May 2030. The cost of awards under the 2020 EIP generally is based on the fair value of the awards on their grant date. In May 2026, shareholders approved the First Northwest Bancorp Amended and Restated 2020 Equity Incentive Plan ("Amended 2020 EIP"), which increased the maximum number of shares that may be utilized for awards from 520,000 to 820,000 shares. As of September 30, 2026, there were 344,732 total shares available for grant under the Amended 2020 EIP, all of which are available to be granted as restricted shares, performance shares, options or stock appreciation rights. The Amended 2020 EIP will terminate in May 2036.

There were 10,820 and 72,538 shares of restricted stock awarded, respectively, during the three months ended September 30, 2026 and 2025. There were 50,921 and 145,875 shares of restricted stock awarded, respectively, during the nine months ended September 30, 2026 and 2025. Restricted share awards vest ratably over periods ranging from one to five years from the date of grant provided the eligible participant remains in service to the Company. The Company recognizes compensation expense for the restricted stock awards based on the fair value of the shares at the grant date amortized over the vesting period.

There were no performance shares awarded during the three months ended September 30, 2026 and 2025. In addition to the restricted stock awards, there were 16,045 and 33,251 performance shares awarded, respectively, during the nine months ended September 30, 2026 and 2025. Performance share awards vest in accordance with the terms outlined in each award agreement. The Company recognizes compensation expense for the performance share awards based on the fair value of the shares at the grant date amortized over the performance period.

For the three months ended September 30, 2026 and 2025, total compensation expense for the equity incentive plans was $181,000 and $131,000, respectively. Included in the compensation expense for the three months ended September 30, 2026 and 2025, was directors' equity compensation of $59,000 and $60,000, respectively.

For the nine months ended September 30, 2026 and 2025, total compensation expense for the equity incentive plans was $470,000 and $536,000, respectively. Included in the compensation expense for the nine months ended September 30, 2026 and 2025, was directors' equity compensation of $175,000 and $181,000, respectively.

The following tables provide a summary of changes in non-vested restricted stock and performance share awards for the period shown:

Three Months Ended September 30, 2026	Shares	Weighted-Average Grant Date Fair Value
Non-vested at July 1, 2026	166,905	$8.93
Granted	10,820	11.15
Vested	(23,325)	8.16
Canceled (1)	(7,056)	8.16
Non-vested at September 30, 2026	147,344	9.25

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

Nine Months Ended September 30, 2026	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2026	162,097	$9.53
Granted	66,966	9.59
Vested	(55,033)	9.65
Canceled (1)	(10,777)	9.65
Forfeited	(15,909)	11.90
Non-vested at September 30, 2026	147,344	9.25

(1) A surrender of vested stock awards by a participant surrendering the number of shares valued at the current stock price at the vesting date to cover the participant's tax obligation on the vested shares. The surrendered shares are canceled and are unavailable for reissue.

As of September 30, 2026, there was $1.0 million of total unrecognized compensation cost related to non-vested shares granted as restricted stock and performance share awards. The cost is expected to be recognized over the remaining weighted-average vesting period of approximately 1.9 years.

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

Servicing rights on sold loans, at fair value: The fair value of servicing rights on sold loans is determined through a discounted cash flow analysis, which uses interest rates, prepayment speeds, discount rates, and delinquency rate assumptions as inputs. Servicing rights are classified as Level 3 due to reliance on assumptions used in the valuation.

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

Assets and liabilities measured at fair value on a recurring basis - Assets and liabilities are considered to be valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly, or quarterly). The following tables show the Company’s assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2026
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$10,490	$62,268	$—	$72,758
ABS agency	—	11,170	—	11,170
ABS corporate	—	21,088	—	21,088
Corporate debt	1,957	58,234	—	60,191
SBA	—	4,923	—	4,923
MBS agency	—	91,217	—	91,217
MBS non-agency	—	39,607	9,234	48,841
Servicing rights on sold loans	—	—	2,776	2,776
Interest rate swap derivative - securities and loans	—	734	—	734
Total assets measured at fair value	$12,447	$289,241	$12,010	$313,698

	December 31, 2025
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets
Securities available-for-sale
Municipal bonds	$11,908	$68,344	$—	$80,252
ABS agency	—	11,943	—	11,943
ABS corporate	—	7,961	—	7,961
Corporate debt	1,977	36,824	—	38,801
SBA	—	6,293	—	6,293
MBS agency	—	91,656	—	91,656
MBS non-agency	—	26,805	6,599	33,404
Servicing rights on sold loans	—	—	3,014	3,014
Total assets measured at fair value	$13,885	$249,826	$9,613	$273,324
Financial Liabilities
Interest rate swap derivative - securities and loans	$—	$1,703	$—	$1,703

The following tables provide a description of the valuation technique, unobservable input, and qualitative information about the unobservable inputs for the Company's assets and liabilities classified as Level 3 and measured at fair value on a recurring basis at the dates indicated:

September 30, 2026	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Servicing rights on sold loans	$2,776	Discounted cash flow	Constant prepayment rate	2.94% - 31.35% (5.09%)
			Discount rate	11.38% - 15.13% (12.02%)
MBS non-agency	$9,234	Consensus pricing	Offered quotes	99.25 - 100.11
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input (1)	Range (Weighted Average)
Servicing rights on sold loans	$3,014	Discounted cash flow	Constant prepayment rate	4.31% - 31.02% (5.88%)
			Discount rate	10.38% - 12.52% (10.99%)
MBS non-agency	$6,599	Consensus pricing	Offered quotes	99.0 - 100.4
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

The following tables summarize the changes in Level 3 assets measured at fair value on a recurring basis, at the dates indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Servicing rights on sold loans:
Balance at beginning of period	$3,012	$3,220	$3,014	$3,281
Servicing rights that result from transfers and sale of financial assets	—	(4)	8	13
Changes in fair value due to changes in model inputs or assumptions (1)	(236)	(123)	(246)	(201)
Balance at end of period	$2,776	$3,093	$2,776	$3,093
(1) Represents changes due to collection/realization of expected cash flows and curtailments.

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Securities available for sale:
MBS non-agency
Balance at beginning of period	$11,580	$13,198	$6,599	$31,881
Purchases	—	—	5,000	—
Principal payments and maturities	(2,350)	(3,944)	(2,350)	(22,717)
Unrealized Gains (Losses)	4	50	(15)	140
Balance at end of period	$9,234	$9,304	$9,234	$9,304

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

The following tables present the Company’s assets measured at fair value on a nonrecurring basis at the dates indicated:

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$22,343	$22,343
Other real estate owned	—	—	1,101	1,101

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans	$—	$—	$25,582	$25,582
Other real estate owned	—	—	1,380	1,380

The following tables present the techniques used to value assets measured at fair value on a nonrecurring basis at the dates indicated:

September 30, 2026	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$22,343	Market comparable	Discount to appraisal	0%
Other real estate owned	1,101	Market comparable	Discount to appraisal	0% - 10% (8%)

December 31, 2025	Fair Value (dollars in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$25,582	Market comparable	Discount to appraisal	0%
Other real estate owned	1,380	Market comparable	Discount to appraisal	0% - 10% (5%)

The following tables present the carrying value and estimated fair value of financial instruments at the dates indicated:

	September 30, 2026
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$103,625	$103,625	$103,625	$—	$—
Investment securities available for sale	310,188	310,188	12,447	288,507	9,234
Loans held for sale	300	300	—	300	—
Loans receivable, net	1,577,186	1,482,591	—	—	1,482,591
FHLB stock	13,211	13,211	—	13,211	—
Accrued interest receivable	8,197	8,197	—	8,197	—
Servicing rights on sold loans, at fair value	2,776	2,776	—	—	2,776
Interest rate swap derivative - securities and loans	734	734	—	734	—
Financial liabilities
Demand deposits	$1,111,061	$1,111,061	$1,111,061	$—	$—
Time deposits	523,347	520,551	—	—	520,551
FHLB Borrowings	263,500	262,998	—	—	262,998
Line of Credit	13,500	13,597	—	—	13,597
Subordinated debt, net	34,694	39,394	—	—	39,394
Accrued interest payable	145	145	—	145	—

	December 31, 2025
			Fair Value Measurements Using:
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$85,117	$85,117	$85,117	$—	$—
Investment securities available for sale	270,310	270,310	13,885	249,826	6,599
Loans held for sale	1,063	1,063	—	1,063	—
Loans receivable, net	1,612,028	1,504,219	—	—	1,504,219
FHLB stock	13,105	13,105	—	13,105	—
Accrued interest receivable	6,498	6,498	—	6,498	—
Servicing rights on sold loans, at fair value	3,014	3,014	—	—	3,014
Financial liabilities
Demand deposits	1,079,327	$1,079,327	$1,079,327	$—	$—
Time deposits	519,774	520,033	—	—	520,033
FHLB Borrowings	260,000	260,510	—	—	260,510
Line of Credit	13,500	13,589	—	—	13,589
Subordinated debt, net	34,643	35,973	—	—	35,973
Accrued interest payable	1,223	1,223	—	1,223	—
Interest rate swap derivative - securities and loans	1,703	1,703	—	1,703	—

Note 12- Change in Accumulated Other Comprehensive Income ("AOCI")

Our AOCI includes unrealized gains (losses) on available-for-sale securities, defined benefit plan assets and derivatives as well as an unrecognized defined benefit plan prior service cost. The following table presents changes to accumulated other comprehensive income after-tax for the periods shown:

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized (Losses) Gains on Fair Value of Hedged Items	Total
Balance at June 30, 2026	$(20,486)	$(387)	$(1,125)	$(179)	$(22,177)
Other comprehensive loss before reclassification	(9,348)	—	—	—	(9,348)
Amounts reclassified from accumulated other comprehensive income	—	—	29	331	360
Net other comprehensive (loss) income	(9,348)	—	29	331	(8,988)
Balance at September 30, 2026	$(29,834)	$(387)	$(1,096)	$152	$(31,165)

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at June 30, 2025	$(25,674)	$(486)	$(1,244)	$(794)	$(28,198)
Other comprehensive income before reclassification	3,733	—	—	—	3,733
Amounts reclassified from accumulated other comprehensive income	—	—	30	6	36
Net other comprehensive income	3,733	—	30	6	3,769
Balance at September 30, 2025	$(21,941)	$(486)	$(1,214)	$(788)	$(24,429)

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized (Losses) Gains on Fair Value of Hedged Items	Total
Balance at December 31, 2025	$(20,058)	$(387)	$(1,184)	$(769)	$(22,398)
Other comprehensive loss before reclassification	(9,776)	—	—	—	(9,776)
Amounts reclassified from accumulated other comprehensive income	—	—	88	921	1,009
Net other comprehensive (loss) income	(9,776)	—	88	921	(8,767)
Balance at September 30, 2026	$(29,834)	$(387)	$(1,096)	$152	$(31,165)

(dollars in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Net Actuarial Gains (Losses) on DB Plan Assets	Unrecognized DB Plan Prior Service Cost, Net of Amortization	Unrealized Losses on Fair Value of Hedged Items	Total
Balance at December 31, 2024	$(28,210)	$(486)	$(1,303)	$(173)	$(30,172)
Other comprehensive income before reclassification	6,269	—	—	—	6,269
Amounts reclassified from accumulated other comprehensive income	—	—	89	(615)	(526)
Net other comprehensive income (loss)	6,269	—	89	(615)	5,743
Balance at September 30, 2025	$(21,941)	$(486)	$(1,214)	$(788)	$(24,429)

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

(dollars in thousands)	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item in the Consolidated Balance Sheets where the hedged item is included:
September 30, 2026
Investment securities (1)	$49,806	$(194)
Loans receivable (2)	76,295	(353)
Total	$126,101	$(547)

December 31, 2025
Investment securities (1)	$50,980	$980
Loans receivable (2)	100,903	903
Total	$151,883	$1,883

(1) These amounts include the amortized cost basis of a closed portfolio of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At  September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $55.6 million and $56.1 million, respectively; the cumulative basis adjustments associated with this hedging relationship was ($194,000) and $980,000, respectively; and the amount of the designated hedged items was $50.0 million for both periods.

(2) These amounts include the amortized cost basis of a closed portfolio of loans receivable used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2026 and December 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $189.6 million and $213.3 million, respectively; the cumulative basis adjustments associated with this hedging relationship was ($353,000) and $903,000, respectively; and the amount of the designated hedged items was $76.6 million and $100.0 million, respectively.

The following table summarizes the Company’s derivative instruments at the date indicated. The Company has master netting agreements with derivative dealers with which it does business, but reflects gross assets and liabilities as “Other assets” and “Other liabilities,” respectively, on the Consolidated Balance Sheets, as follows:

		Fair Value
(dollars in thousands)	Notional Amount	Other Assets	Other Liabilities
September 30, 2026
Fair value hedges:
Interest rate swaps - securities	$50,000	$326	$—
Interest rate swaps - loans	76,648	408	—

December 31, 2025
Fair value hedges:
Interest rate swaps - securities	$50,000	$—	$860
Interest rate swaps - loans	100,000	—	843

The following table summarizes the effect of fair value accounting on the Consolidated Statements of Operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Total amounts recognized in interest on investment securities	$3,067	$3,244	$8,375	$10,513
Total amounts recognized in interest and fees on loans receivable	21,815	22,814	65,812	67,859
Net gains (losses) on fair value hedging relationships
Interest rate swaps - securities
Recognized on hedged items	$421	$9	$1,173	$(782)
Recognized on derivatives designated as hedging instruments	(426)	(22)	(1,186)	739
Interest rate swaps - loans
Recognized on hedged items	363	(35)	1,257	(1,084)
Recognized on derivatives designated as hedging instruments	(374)	14	(1,254)	1,050
Net expense recognized on fair value hedges	$(16)	$(34)	$(10)	$(77)

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

The Company has interest rate swap agreements with its derivative counterparties that contain provisions where if the Company either defaults or fails to maintain its status as a well or adequately capitalized institution, then the Company could be required to terminate the contract or post additional collateral. At September 30, 2026, the Company had derivatives on securities in a net asset position related to these agreements. The Company has minimum collateral posting thresholds with its derivative counterparties and has posted cash of $3.5 million at September 30, 2026, to secure the related interest rate swap agreements as needed. In certain cases, the Company will have posted excess collateral compared to total exposure due to initial margin requirements or day-to-day rate volatility.

As of September 30, 2026, the Company was in compliance with all credit risk-related contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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

3|5|2 Capital Litigation

As the Company previously disclosed, on June 10, 2025, 3|5|2 Capital GP LLC, on behalf of 3|5|2 Capital ABS Master Fund LP (collectively, "3|5|2 Capital"), filed a complaint (the "3|5|2 Complaint") against First Fed, in the Superior Court of the State of Washington for King County, arising from 3|5|2 Capital’s alleged investment in bonds of Water Station Management. The 3|5|2 Complaint alleges that Water Station Management and certain affiliated individuals and entities misappropriated over $100 million by using the proceeds from a bond offering to repay earlier investors and creditors, including the Bank, rather than for the disclosed purpose of expanding Water Station Management’s business. The 3|5|2 Complaint asserts claims against the Bank for aiding and abetting the alleged fraud, conspiracy to commit fraud, unjust enrichment, and constructive trust, and seeks various forms of relief, including not less than $106.9 million in compensatory damages plus interest, unspecified punitive damages, and attorneys' fees and costs. The Company strongly disputes the allegations contained in the 3|5|2 Complaint and is vigorously defending against the claims. The Company most recently filed its Second Amendment Answer, Affirmative Defenses, and Counterclaims on July 22, 2026.

Socotra REIT I Litigation

On October 17, 2025, Socotra REIT I, LLC ("Socotra") filed a complaint (the "Socotra Complaint") against First Fed, in the Superior Court of the State of Washington for King County. The Socotra Complaint alleges that First Fed made misrepresentations, committed fraudulent acts, converted funds, and violated Washington’s Consumer Protection Act in connection with a $7.7 million commercial loan from Socotra to Ideal Property Investments LLC that paid down $4.0 million in First Fed secured obligations, and seeks unspecified damages including restitution, statutory penalties, and attorneys' fees and costs. On September 15, 2026, the Bank and Socotra entered into a Settlement Agreement & Mutual Release (the "Settlement Agreement") to resolve the claims asserted in the complaint, as well as certain related claims between the parties. Pursuant to the Settlement Agreement, the Bank agreed to make a cash payment of $1.3 million within 30 days of the date of the Settlement Agreement in exchange for a full release of claims and dismissal of the complaint with prejudice. On October 8, 2026, the Bank made the cash payment and the complaint was dismissed with prejudice, fully resolving this matter.

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

First Fed is a community-oriented commercial bank founded in 1923 in Port Angeles, Washington. The Bank serves Clallam, Jefferson, King, Kitsap, Snohomish and Whatcom counties in Washington State through its eleven full-service branches and five business centers, including our headquarters. We offer a wide range of products and services focused on the lending, deposit and money movement needs of the communities we serve. To diversify our portfolio and increase interest income, we increased our origination of commercial real estate, multi-family real estate, and commercial business loans. We also increased our auto and consumer loans through purchased auto loan programs and purchased manufactured homes. We continue to originate one-to-four family residential mortgage loans, primarily for sale into the secondary market to generate noninterest gain on sale and servicing fee revenue and manage interest rate risk or retain select loans in our portfolio to enhance interest income. Home equity, residential construction and commercial construction loans are also originated primarily in Western Washington. We offer traditional consumer and business deposit products, including transaction accounts, savings and money market accounts and certificates of deposit ("CDs" or "term certificates") for individuals, businesses and nonprofit organizations. Deposits are our primary source of funding for our lending and investing activities. First Fed has a limited partnership investment in the Canapi Ventures SBIC Fund II, LP. First Fed also has a limited partnership investment in the Meriwether Group Capital Hero Fund LP ("Hero Fund") which was previously held by First Northwest. The Hero Fund is a private commercial lender focused on lower-middle market businesses, primarily in the Pacific Northwest. The Bank signed a redemption agreement in February 2026 which sets forth the path to unwind its investment in the Hero Fund, with capital distributions beginning in the third quarter of 2026.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Assets. Total assets increased to $2.14 billion, or 1.6%, at September 30, 2026, from $2.11 billion at December 31, 2025.

Cash and cash equivalents increased by $18.5 million, or 21.7%, to $103.6 million as of September 30, 2026, compared to $85.1 million as of December 31, 2025.

Investment securities increased $39.9 million, or 14.8%, to $310.2 million at September 30, 2026, from $270.3 million at December 31, 2025. Purchases totaling $83.2 million were partially offset by maturities totaling $17.8 million, regular principal payments totaling $12.9 million and a $12.6 million increase in net unrealized losses during the nine months ended September 30, 2026.

The investment portfolio, including mortgage-backed securities, had an estimated projected average life of 6.9 years as of September 30, 2026 and 6.5 years as of December 31, 2025, and had an estimated average repricing term of 6.6 years as of September 30, 2026, compared to 6.7 years as of December 31, 2025, based on the interest rate environment at those times. The effective duration of the investment portfolio was 4.2 years at September 30, 2026, compared to 4.6 years at December 31, 2025. The investment portfolio was comprised of 54.1% in amortizing securities at September 30, 2026, compared to 54.2% at December 31, 2025. The projected average life of the securities portfolio may vary due to prepayment activity, particularly in the mortgage-backed securities portfolio, which is impacted by prevailing market interest rates. If prevailing market interest rates fall, we expect prepayments to accelerate due to the current coupons of fixed rate bonds. We anticipate the investment portfolio will continue to provide supplemental interest income and act as a source of liquidity. For additional information, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Net loans, excluding loans held for sale, decreased $34.8 million, or 2.2%, to $1.58 billion at September 30, 2026, from $1.61 billion at December 31, 2025. During the nine months ended September 30, 2026, one-to-four family loans decreased $23.1 million during the nine months ended September 30, 2026, as repayment activity exceeded $2.6 million in residential construction loans that converted to permanent amortizing loans and new loan originations totaling $8.5 million. Multi-family loans decreased $43.3 million during the nine months ended September 30, 2026, as prepayments and scheduled payments exceeded $5.6 million of new loan originations and $183,000 of construction loans converting into permanent amortizing loans. Commercial real estate loans increased $17.5 million during the nine months ended September 30, 2026, with $34.9 million of new loan originations and $9.9 million of construction loan conversions exceeding repayment activity. Construction and land loans increased $1.2 million, or 2.0%, to $62.5 million at September 30, 2026, from $61.3 million at December 31, 2025, with draws on new and existing loan commitments totaling $33.5 million, partially offset by payment activity totaling $20.7 million, $11.2 million converting into fully amortizing loans and charge-offs totaling $481,000.

Home equity loan outstanding balances increased $9.1 million over the prior year end due to $22.8 million of net draws on new and existing line of credit commitments and $2.9 million of home equity loan originations, partially offset by prepayments and scheduled payments. Auto and other consumer loans increased $12.7 million with auto loan purchases of $57.5 million and individual manufactured home loan purchases of $8.4 million, partially offset by prepayments and scheduled payments.

Commercial business loans decreased $8.3 million, including a $20.0 million decrease to our Northpointe Bank Mortgage Purchase Program ("Northpointe MPP") participation, charge-offs totaling $440,000 and other repayment activity, partially offset by $18.6 million of organic originations and $2.8 million of draws on existing line of credit commitments.

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

The following tables show our construction commitments by type and geographic concentrations at the dates indicated:

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
September 30, 2026
Construction Commitment
One-to-four family residential	$8,621	$39,461	$1,468	$—	$49,550
Multi-family residential	4,232	18,152	—	—	22,384
Commercial real estate	750	9,699	4,349	10,221	25,019
Total commitment	$13,603	$67,312	$5,817	$10,221	$96,953

Construction Funds Disbursed
One-to-four family residential	$1,860	$17,237	$718	$—	$19,815
Multi-family residential	3,866	14,875	—	—	18,741
Commercial real estate	463	7,693	3,836	7,304	19,296
Total disbursed for construction	6,189	39,805	4,554	7,304	57,852
Net deferred fees (costs)	34	(329)	(3)	(24)	(322)
Amortized cost for construction	$6,223	$39,476	$4,551	$7,280	$57,530

Undisbursed Commitment
One-to-four family residential	$6,761	$22,224	$750	$—	$29,735
Multi-family residential	366	3,277	—	—	3,643
Commercial real estate	287	2,006	513	2,917	5,723
Total undisbursed	$7,414	$27,507	$1,263	$2,917	$39,101

Land Funds Disbursed
One-to-four family residential	$1,106	$1,566	$—	$—	$2,672
Commercial real estate	1,133	1,132	—	—	2,265
Total disbursed for land	2,239	2,698	—	—	4,937
Net deferred fees	8	16	—	—	24
Amortized cost for land	$2,247	$2,714	$—	$—	$4,961
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

(dollars in thousands)	North Olympic Peninsula (1)	Puget Sound Region (2)	Other Washington	California	Total
December 31, 2025
Construction Commitment
One-to-four family residential	$5,460	$40,189	$1,081	$—	$46,730
Multi-family residential	3,900	18,153	—	—	22,053
Commercial real estate	480	21,855	4,214	9,706	36,255
Total commitment	$9,840	$80,197	$5,295	$9,706	$105,038

Construction Funds Disbursed
One-to-four family residential	$1,857	$21,045	$695	$—	$23,597
Multi-family residential	2,842	7,449	—	—	10,291
Commercial real estate	56	15,418	3,177	2,975	21,626
Total disbursed for construction	4,755	43,912	3,872	2,975	55,514
Net deferred fees (costs)	20	(441)	2	(26)	(445)
Amortized cost for construction	$4,775	$43,471	$3,874	$2,949	$55,069

Undisbursed Commitment
One-to-four family residential	$3,603	$19,144	$386	$—	$23,133
Multi-family residential	1,058	10,704	—	—	11,762
Commercial real estate	424	6,437	1,037	6,731	14,629
Total undisbursed	$5,085	$36,285	$1,423	$6,731	$49,524

Land Funds Disbursed
One-to-four family residential	$1,929	$1,792	$121	$—	$3,842
Commercial real estate	1,147	1,158	—	—	2,305
Total disbursed for land	3,076	2,950	121	—	6,147
Net deferred fees	28	21	3	—	52
Amortized cost for land	$3,104	$2,971	$124	$—	$6,199
(1) Includes Clallam and Jefferson counties.
(2) Includes Kitsap, Mason, Thurston, Pierce, King, Snohomish, Skagit, Whatcom, and Island counties.

During the nine months ended September 30, 2026, the Company added $142.0 million of organic loan originations, of which $80.4 million, or 56.6%, were located in the Puget Sound region, $51.0 million, or 35.9%, on the North Olympic Peninsula, and $6.3 million, or 4.4%, in other areas throughout Washington State. The Company purchased $57.5 million in auto loans and $8.4 million in manufactured home loans to borrowers located throughout the United States during the nine months ended September 30, 2026. The total loan portfolio was composed of 77.5% organic originations and 22.5% purchased loans at September 30, 2026. We will continue to evaluate lending strategies across our product lines and markets, including opportunities to supplement organic growth through wholesale acquisitions, with the objective of enhancing earnings while prudently managing credit risk.

The ACLL decreased to $16.4 million at September 30, 2026, compared to $17.0 million at December 31, 2025. An $884,000 reduction in the pooled loan reserve balance was driven by lower commercial business, multi-family and one-to-four family loan balances combined with lower loss factors applied to multi-family, commercial real estate and other consumer loans. The decrease to the pooled loan reserve balance was partially offset by higher loss factors applied to construction and commercial business loan balances at the end of the current quarter. The pooled loan reserve loss factors were impacted by improved unemployment forecasts partially offset by weakened domestic product projections. Net loan charge offs and a reduction in nonaccrual loans further impacted the allowance. The reserve on individually analyzed loans increased $286,000 due to a commercial business loan new to the category with a reserve at period end. The ACLL as a percentage of total loans was 1.03% and 1.04% at September 30, 2026 and December 31, 2025, respectively. Management continues to monitor economic conditions for potential weaknesses that could expose the loan portfolio to losses. We believe the ACLL is adequate to cover current expected credit losses in the loan portfolio as of September 30, 2026.

Nonperforming loans decreased $2.7 million, or 12.0%, to $19.9 million at September 30, 2026, from $22.6 million at December 31, 2025. Current year activity included principal payments totaling $3.9 million and payoffs totaling $776,000 and net recoveries on nonperforming loans totaling $475,000. The decreases were partially offset by the transition into nonaccrual status of two residential mortgages, three auto loans, two commercial business loans, a home equity loan, a multi-family participation and seven other consumer loans totaling $2.5 million. Nonperforming loans to total loans was 1.2% at September 30, 2026, compared to 1.4% at December 31, 2025. The ACLL as a percentage of nonaccrual loans increased to 82.4% at September 30, 2026, up from 75.2% at December 31, 2025.

Classified loans decreased $9.2 million, or 26.1%, to $26.1 million at September 30, 2026, from $35.3 million at December 31, 2025, primarily due to payoffs totaling $14.9 million, principal payments totaling $1.5 million, net recoveries on previously charged-off loans totaling $285,000 and upgrades totaling $156,000. The decreases were partially offset by downgrades across multiple loan categories totaling $6.9 million. Four collateral-dependent loans totaling $18.3 million account for 72% of the classified loan balance at September 30, 2026. The Bank continues to work with all borrowers to facilitate satisfactory repayment.

The Bank recorded net charge-offs of $481,000 to a commercial construction loan, $323,000 to auto and other consumer loans and $3,000 to commercial real estate loans for the nine months ended September 30, 2026. Net recoveries of $25,000 in commercial business loans partially offset the net charge-offs. Charge-offs are based on individual loan evaluations and do not represent a universal decline in the collectability of all loans in these categories.

Loans receivable, excluding loans held for sale, consisted of the following at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	September 30, 2026	December 31, 2025	Amount	Percent
Real Estate:
One-to-four family	$353,620	$376,731	$(23,111)	(6.1)%
Multi-family	245,236	288,529	(43,293)	(15.0)
Commercial real estate	420,161	402,683	17,478	4.3
Construction and land	62,491	61,268	1,223	2.0
Total real estate loans	1,081,508	1,129,211	(47,703)	(4.2)
Consumer:
Home equity	94,171	85,088	9,083	10.7
Auto and other consumer	296,217	283,502	12,715	4.5
Total consumer loans	390,388	368,590	21,798	5.9
Commercial business loans	122,031	130,311	(8,280)	(6.4)
Total loans receivable	1,593,927	1,628,112	(34,185)	(2.1)
Less:
Derivative basis adjustment	353	(903)	1,256	(139.1)
Allowance for credit losses on loans	16,388	16,987	(599)	(3.5)
Loans receivable, net	$1,577,186	$1,612,028	$(34,842)	(2.2)

The following table summarizes nonperforming assets at the dates indicated:

			Increase (Decrease)
(dollars in thousands)	September 30, 2026	December 31, 2025	Amount	Percent
Nonaccrual loans:
Real estate loans:
One-to-four family	$1,608	$2,272	$(664)	(29.2)%
Multi-family	17	—	17	100.0
Commercial real estate	9,213	9,745	(532)	(5.5)
Construction and land	3,598	5,146	(1,548)	(30.1)
Total real estate loans	14,436	17,163	(2,727)	(15.9)
Consumer loans:
Home equity	158	53	105	198.1
Auto and other consumer	1,018	1,086	(68)	(6.3)
Total consumer loans	1,176	1,139	37	3.2
Commercial business	4,274	4,293	(19)	(0.4)
Total nonaccrual loans	19,886	22,595	(2,709)	(12.0)
Real estate owned:
One-to-four family	1,101	1,380	(279)	(20.2)
Total nonperforming assets	$20,987	$23,975	$(2,988)	(12.5)

MLTB loans:
Multi-family	$4,530	$4,531	(1)	—
Commercial real estate	9,160	9,741	$(581)	(6.0)
Commercial business	—	7	(7)	(100.0)
Total restructured loans	$13,690	$14,279	$(589)	(4.1)

Nonaccrual loans as a percentage of total loans	1.25%	1.39%	(0.14)%	(10.1)
Nonperforming MLTB loans included in total nonaccrual loans and total restructured loans above	$9,160	$9,748	$(588)	(6.0)%

Liabilities. Total liabilities increased to $1.99 billion at September 30, 2026, from $1.95 billion at December 31, 2025, due to increases in deposits of $35.3 million and borrowings of $3.6 million.

Deposit account balances increased $35.3 million, or 2.2%, to $1.63 billion at September 30, 2026 from $1.60 billion at December 31, 2025. During the first nine months of 2026, total customer deposit balances increased $63.2 million and brokered deposit balances decreased $27.9 million. All categories of customer deposits reflect increases, including customer CDs of $31.5 million, money market accounts of $15.6 million, demand deposit accounts of $11.4 million and savings accounts of $4.7 million. The Bank utilizes Brokered CDs as an additional funding source when it proves beneficial to provide liquidity, manage cost of funds, reduce reliance on FHLB advances and manage interest rate risk. Competition for deposits across the industry continues to pose deposit retention challenges. Our focus continues to be on increasing core customer deposits, with an emphasis on small-to-medium sized business deposits, and maintaining a stable source of funding to reduce interest expense as a percentage of liabilities.

FHLB advances increased $3.5 million, or 1.3% to $263.5 million at September 30, 2026, from $260.0 million at December 31, 2025, with a change in the borrowing mix from long-term fixed-rate to short-term variable-rate advances. The use of short-term FHLB advances supported increased on balance sheet liquidity.

Equity. Total shareholders' equity decreased $8.4 million to $148.8 million for the nine months ended September 30, 2026, due to a decrease in the after-tax fair market values of the available-for-sale investment securities portfolio of $9.8 million and a net loss of $429,000, partially offset by a $921,000 increase in the investment portfolio hedge post-tax fair market value and the allocation of compensation-related shares valued at $766,000. During the first nine months of 2026, the Company did not repurchase any common stock under the Company's April 2024 stock repurchase plan, leaving 846,123 shares remaining in the current share repurchase program.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

General. The Company recorded a net loss of $743,000 for the three months ended September 30, 2026, compared to net income of $802,000 for the three months ended September 30, 2025. A $1.4 million increase in provision for credit losses, a $251,000 decrease in net interest income and a $129,000 decrease in income tax benefit were partially offset by a $172,000 increase in noninterest income and a $75,000 decrease in noninterest expense.

Net Interest Income. Net interest income decreased $251,000, or 1.7%, to $14.3 million for the three months ended September 30, 2026, compared to $14.6 million for the three months ended September 30, 2025, with declines in loan, investment and interest-earning deposit income offset by reduced deposit and borrowing costs. The net interest margin increased 5 basis points to 2.96% for the three months ended September 30, 2026, compared to 2.91% for the same period in 2025.

Interest Income. Total interest income decreased $1.3 million, or 4.9%, to $25.6 million for the three months ended September 30, 2026, from $26.9 million for the comparable period in 2025. Average earning assets decreased $73.4 million year-over-year. The yield on average interest-earning assets decreased 7 basis points to 5.30% for the three months ended September 30, 2026, compared to 5.37% for the same period in the prior year. Interest and fees on loans receivable decreased $1.0 million primarily due to a decrease in the average balance of net loans receivable of $70.7 million, a change in the mix of loans compared to the prior year. Interest from investment securities decreased $177,000 primarily due to the maturity of some higher-yielding investment securities during 2025 resulting in a 25 basis point decrease in average investment yields. While the Company's yields dropped period-over-period, the overall decrease was significantly lower than the 25 basis point Fed Funds decrease over the same period.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Three Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
Loans receivable, net	$1,561,983	5.54%	$1,632,684	5.54%	$(999)
Investment securities	294,960	4.13	293,723	4.38	(177)
FHLB stock	9,943	9.70	12,810	8.73	(39)
Interest-earning deposits in banks	49,136	3.75	50,150	4.51	(106)
Total interest-earning assets	$1,916,022	5.30	$1,989,367	5.37	$(1,321)

Interest Expense. Total interest expense decreased $1.1 million, or 8.7%, to $11.3 million for the three months ended September 30, 2026, compared to $12.3 million for the three months ended September 30, 2025. The average cost of interest-bearing liabilities decreased 13 basis points to 2.78% for the three months ended September 30, 2026, compared to 2.91% for the same period last year. Interest expense on deposits decreased $590,000 due to a $15.6 million decrease in the average balance and a 14 basis point decrease in the cost of interest-bearing deposits reflecting a decreased reliance on brokered deposits. Interest expense on borrowings decreased $480,000 due to a $61.1 million decrease in the average balance of FHLB advances offset by a 30 basis point increase in the cost of borrowings due to the transition of the subordinated debt from a fixed to floating rate compared to the same period in 2025.

During the three months ended September 30, 2026, interest expense on brokered CDs decreased due to lower average balances of $45.2 million along with a 26 basis point decrease in the average rate paid, compared to the three months ended September 30, 2025. Customer CDs represented 28.40% and 26.50% of total deposits at September 30, 2026 and 2025, respectively. Brokered CDs represented 3.60% and 6.30% of total deposits at September 30, 2026 and 2025, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Three Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
Interest-bearing demand deposits	$142,597	0.28%	$141,469	0.15%	$47
Money market accounts	466,389	2.25	464,265	2.42	(190)
Savings accounts	241,159	1.60	231,431	1.57	60
Certificates of deposit, customer	461,588	3.60	443,312	3.74	14
Certificates of deposit, brokered	58,745	3.98	103,959	4.24	(521)
Advances	204,364	4.19	265,554	4.35	(754)
Subordinated debt	34,685	7.08	34,617	3.95	274
Total interest-bearing liabilities	$1,609,527	2.78	$1,684,607	2.91	$(1,070)

Provision for Credit Losses. The Company recorded a $532,000 loan loss provision and a $207,000 unfunded commitment provision for the three months ended September 30, 2026. This compares to a $620,000 loan loss provision recapture and a $53,000 unfunded commitment provision recapture for the three months ended September 30, 2025. The current period provision for credit losses on loans reflects net charge-offs totaling $453,000, an increase in the reserve on individually evaluated loans, changes in the loan portfolio composition and higher loss factors at September 30, 2026, partially offset by lower pooled reserve loan balances for the three-month period. The higher unfunded commitment provision compared to the same period in 2025 was due to a combination of increased balances and higher qualitative loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Total loans receivable	$1,593,927	$1,623,132
Net charge-offs	(453)	(1,522)
Provision for (recapture of) credit losses on loans	532	(620)
Allowance for credit losses on loans	16,388	16,203
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.03%	1.00%
Total nonaccrual loans	19,886	13,372
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	82.41%	121.17%
Nonaccrual loans as a percentage of total loans receivable	1.25%	0.82%

Unfunded loan commitments	$169,974	$158,118
Provision for (recapture of) credit losses on unfunded commitments	207	(53)
Reserve for unfunded commitments	689	497

Noninterest Income. Noninterest income increased $172,000, or 8.6%, to $2.2 million for the three months ended September 30, 2026, from $2.0 million for the three months ended September 30, 2025. The increase was primarily due to a $253,000 nonrecurring gain recognized upon exercising a historic tax credit partnership redemption option in the current quarter and period-over-period increases in the recorded value of equity and fintech partnership investments of $160,000, partially offset by a swap fee income decrease of $113,000. A $152,000 decrease in the mark-to-market value of loan servicing rights was due to a smaller portfolio of serviced loans combined with higher discount rates compared to the same period in 2025.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Loan and deposit service fees	$1,150	$1,114	$36	3.2%
Sold loan servicing fees and servicing rights mark-to-market	(47)	85	(132)	(155.3)
Net gain (loss) on sale of loans	40	(39)	79	202.6
Increase in BOLI cash surrender value	457	539	(82)	(15.2)
Other income	574	303	271	89.4
Total noninterest income	$2,174	$2,002	$172	8.6

Noninterest Expense. Noninterest expense decreased $75,000, or 0.4%, to $17.3 million for the three months ended September 30, 2026, compared to $17.4 million for the three months ended September 30, 2025. Legal expense included in professional fees decreased $847,000 period-over-period due to fluctuations based on case loads at those times. Other expense reflects a period-over-period $433,000 decrease in commercial credit related costs. A legal settlement in the Socotra matter was reached during the third quarter of 2026, resulting in a nonrecurring expense of $1.3 million, partially offsetting the quarter decreases.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Compensation and benefits	$8,185	$8,353	$(168)	(2.0)%
Data processing	1,943	1,941	2	0.1
Occupancy and equipment	1,512	1,505	7	0.5
Supplies, postage, and telephone	305	344	(39)	(11.3)
Regulatory assessments and state taxes	548	558	(10)	(1.8)
Advertising	278	282	(4)	(1.4)
Professional fees	1,915	2,668	(753)	(28.2)
FDIC insurance premium	381	411	(30)	(7.3)
Legal settlement	1,300	(10)	1,310	13,100.0
Other expense	948	1,338	(390)	(29.1)
Total noninterest expense	$17,315	$17,390	$(75)	(0.4)

Provision for Income Tax. An income tax benefit of $819,000 was recorded for the three months ended September 30, 2026, compared to a benefit of $948,000 for the three months ended September 30, 2025, reflecting a lower estimated tax loss compared to the same period in 2025. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

General. The Company recorded a net loss of $429,000 for the nine months ended September 30, 2026, compared to a net loss of $4.6 million for the nine months ended September 30, 2025. A $6.5 million decrease in provision for credit losses and a $322,000 increase in net interest income were partially offset by a $1.8 million decrease in noninterest income, a $4.8 million decrease in income tax benefit and a $237,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $322,000 to $42.9 million for the nine months ended September 30, 2026, from $42.6 million for the nine months ended September 30, 2025, as reduced deposit and borrowing costs outpaced declines in loan, investment and interest-earning deposit income. The net interest margin increased by 15 basis points to 2.98% for the nine months ended September 30, 2026, compared to 2.83% for the same period in 2025.

Interest Income. Total interest income decreased $4.5 million, or 5.5%, to $76.4 million for the nine months ended September 30, 2026, from $80.9 million for the comparable period in 2025. Average earning assets decreased $86.6 million year-over-year. The yield on average interest-earning assets decreased 7 basis points to 5.31% for the nine months ended September 30, 2026, compared to 5.38% for the same period in the prior year. Interest from investment securities decreased $2.1 million primarily due to the maturity of some higher-yielding investment securities during 2025. Interest and fees on loans receivable decreased $2.1 million, to $65.8 million for the nine months ended September 30, 2026, from $67.9 million for the nine months ended September 30, 2025, primarily due to a decrease in the average balance of net loans receivable of $55.5 million and a change in the mix of loans compared to the prior year, partially offset by an increase in average loan yields to 5.56% for the nine months ended September 30, 2026, from 5.54% for the same period in 2025. For context, the Fed Funds rate was 75 basis lower during most of 2026 compared to the same period in 2025.

The following table compares average earning asset balances, associated yields, and resulting changes in interest income for the periods shown:

	Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Yield	Average Balance Outstanding	Yield	(Decrease) Increase in Interest Income
Loans receivable, net	$1,582,401	5.56%	$1,637,919	5.54%	$(2,047)
Investment securities	280,348	3.99	312,525	4.50	(2,138)
FHLB stock	11,369	9.49	13,241	9.29	(113)
Interest-earning deposits in banks	49,648	3.73	46,651	4.51	(188)
Total interest-earning assets	$1,923,766	5.31	$2,010,336	5.38	$(4,486)

Interest Expense. Total interest expense decreased $4.8 million, or 12.6%, to $33.5 million for the nine months ended September 30, 2026, compared to $38.3 million for the nine months ended September 30, 2025. The average cost of interest-bearing liabilities decreased 23 basis points to 2.76% for the nine months ended September 30, 2026, compared to 2.99% for the same period last year. Interest expense on deposits decreased $3.9 million due to a $51.9 million decrease in the average balance and a 28 basis point decrease in the cost of interest-bearing deposits. A reduced reliance on brokered CDs and lower rates paid on customer deposits resulted in a lower cost of deposits. Interest expense on borrowings decreased $892,000 due to a $37.1 million decrease in the average balance of FHLB advances offset by a 17 basis point increase in the cost of borrowings due to the subordinated debt transition from a fixed to floating rate compared to the same period in 2025.

During the nine months ended September 30, 2026, interest expense on brokered CDs decreased due to lower average balances of $68.5 million along with a 27 basis point decrease in the average rate paid, compared to the nine months ended September 30, 2025. Average deposit account balances were composed of 84.8% in interest-bearing deposits and 15.2% in noninterest-bearing deposits at September 30, 2026, compared to 85.1% and 14.9%, respectively, at September 30, 2025. Customer CDs represented 29.5% and 28.3% of customer deposits at September 30, 2026 and 2025, respectively.

The following table details average balances, cost of funds and the change in interest expense for the periods shown:

	Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Average Balance Outstanding	Rate	Average Balance Outstanding	Rate	(Decrease) Increase in Interest Expense
Interest-bearing demand deposits	$141,512	0.24%	$158,020	0.47%	$(298)
Money market accounts	456,143	2.18	441,125	2.38	(401)
Savings accounts	242,731	1.52	225,665	1.53	185
Certificates of deposit, customer	449,987	3.60	448,955	3.90	(988)
Certificates of deposit, brokered	60,177	4.21	128,672	4.48	(2,414)
Advances	236,280	4.19	273,359	4.31	(1,398)
Subordinated debt	34,668	6.09	35,849	4.01	506
Total interest-bearing liabilities	$1,621,498	2.76	$1,711,645	2.99	$(4,808)

Provision for Credit Losses. The Company recorded a $182,000 loan loss provision and a $95,000 unfunded commitment provision for the nine months ended September 30, 2026. This compares to a $6.9 million loan loss provision and a $102,000 unfunded commitment provision recapture for the nine months ended September 30, 2025. The current period provision for credit losses on loans reflects an increase in the reserve on individually evaluated loans and higher pooled loan loss factors, partially offset by lower pooled reserve loan balances. Net charge-offs recorded during the nine months ended September 30, 2026, totaled $781,000, compared to $11.1 million recorded during the nine months ended September 30, 2025. The higher provision on unfunded commitments compared to the same period in 2025 was due to combination of increased commitment balances and higher loss factors.

The following table details activity and information related to the allowance for credit losses on loans and reserve for unfunded commitments for the periods shown:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Total loans receivable	$1,593,927	$1,623,132
Net charge-offs	(781)	(11,100)
Provision for credit losses on loans	182	6,854
Allowance for credit losses on loans	16,388	16,203
Allowance for credit losses on loans as a percentage of total loans receivable at period end	1.03%	1.00%
Total nonaccrual loans	19,886	13,372
Allowance for credit losses on loans as a percentage of nonaccrual loans at period end	82.41%	121.17%
Nonaccrual loans as a percentage of total loans receivable	1.25%	0.82%

Unfunded loan commitments	$169,974	$158,118
Provision for (recapture of) credit losses on unfunded commitments	95	(102)
Reserve for unfunded commitments	689	497

Noninterest Income. Noninterest income decreased $1.8 million, or 22.2%, to $6.2 million for the nine months ended September 30, 2026, from $8.0 million for the nine months ended September 30, 2025. The decrease was primarily due to nonrecurring income for the first nine months of 2025 including a $1.1 million BOLI death benefit, an $846,000 gain on the extinguishment of debt related to repurchasing $5.0 million of subordinated debt at a discount recorded in other income and $81,000 of interest related to an Employee Retention Credit recorded in other income. Also included in other income was a period-over-period decrease in swap fee income of $226,000.

The following table provides a detailed analysis of the changes in the components of noninterest income for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Loan and deposit service fees	$3,379	$3,315	$64	1.9%
Sold loan servicing fees and servicing rights mark-to-market	242	372	(130)	(34.9)
Net gain (loss) on sale of loans	189	16	173	1,081.3
Increase in BOLI cash surrender value	1,380	1,396	(16)	(1.1)
Income from BOLI death benefit, net	—	1,059	(1,059)	(100.0)
Other income	997	1,791	(794)	(44.3)
Total noninterest income	$6,187	$7,949	$(1,762)	(22.2)

Noninterest Expense. Noninterest expense increased $237,000, or 0.5%, to $50.4 million for the nine months ended September 30, 2026, compared to $50.2 million for the nine months ended September 30, 2025. Nonrecurring expenses for the first nine months of 2025 included a $5.7 million legal settlement paid and a $2.6 million Employee Retention Credit reduction to compensation expense. Nonrecurring expenses for the first nine months of 2026 included a $1.3 million legal settlement accrual. Other changes to compensation and benefits included period-over-period increases to medical insurance of $450,000, regular compensation of $356,000 and incentives of $243,000. Legal expense included in professional fees increased $638,000 period-over-period as the Company continued to defend against the claims detailed in Note 15 contained in Item 1 of this Form 10-Q. Consulting costs included in professional fees increased $723,000 compared to the same period in 2025 as the Bank utilized outside resources to assist with key duties of certain open positions during the first quarter of 2026 and initiated a process improvement project in the second quarter of 2026.

The following table provides an analysis of the changes in the components of noninterest expense for the periods shown:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	Percent
Compensation and benefits	$24,471	$20,766	$3,705	17.8%
Data processing	5,873	5,878	(5)	(0.1)
Occupancy and equipment	4,615	4,604	11	0.2
Supplies, postage, and telephone	987	988	(1)	(0.1)
Regulatory assessments and state taxes	1,663	1,538	125	8.1
Advertising	827	846	(19)	(2.2)
Professional fees	6,246	4,894	1,352	27.6
FDIC insurance premium	1,131	1,308	(177)	(13.5)
Legal settlement	1,300	5,740	(4,440)	(77.4)
Other expense	3,279	3,593	(314)	(8.7)
Total noninterest expense	$50,392	$50,155	$237	0.5

Provision for Income Tax. An income tax benefit of $1.1 million was recorded for the nine months ended September 30, 2026, compared to a benefit of $1.8 million for the nine months ended September 30, 2025, due to a period-over-period decrease in net loss before taxes of $4.8 million, partially offset by a tax penalty estimate for the early surrender of BOLI contracts recorded in 2025. The provision includes accruals for both federal and state income taxes. For additional information, see Note 7 of the Notes to Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the net spread as of September 30, 2026 and 2025. Income and all average balances are monthly average balances, which management deems to be not materially different than daily averages. Nonaccrual loans have been included within loans receivable in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2026			2025
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
(dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net (1) (2)	$1,561,983	$21,815	5.54%	$1,632,684	$22,814	5.54%
Total investment securities	294,960	3,067	4.13	293,723	3,244	4.38
FHLB dividends	9,943	243	9.70	12,810	282	8.73
Interest-earning deposits in banks	49,136	464	3.75	50,150	570	4.51
Total interest-earning assets (3)	1,916,022	25,589	5.30	1,989,367	26,910	5.37
Noninterest-earning assets	143,191			146,042
Total average assets	$2,059,213			$2,135,409
Interest-bearing liabilities:
Interest-bearing demand deposits	$142,597	$99	0.28	$141,469	$52	0.15
Money market accounts	466,389	2,642	2.25	464,265	2,832	2.42
Savings accounts	241,159	974	1.60	231,431	914	1.57
Certificates of deposit, customer	461,588	4,189	3.60	443,312	4,175	3.74
Certificates of deposit, brokered	58,745	589	3.98	103,959	1,110	4.24
Total interest-bearing deposits (4)	1,370,478	8,493	2.46	1,384,436	9,083	2.60
Advances	204,364	2,159	4.19	265,554	2,913	4.35
Subordinated debt	34,685	619	7.08	34,617	345	3.95
Total interest-bearing liabilities	1,609,527	11,271	2.78	1,684,607	12,341	2.91
Noninterest-bearing deposits (4)	249,784			251,448
Other noninterest-bearing liabilities	42,502			47,978
Total average liabilities	1,901,813			1,984,033
Average equity	157,400			151,376
Total average liabilities and equity	$2,059,213			$2,135,409

Net interest income		$14,318			$14,569
Net interest rate spread			2.52			2.46
Net earning assets	$306,495			$304,760
Net interest margin (5)			2.96			2.91
Average interest-earning assets to average interest-bearing liabilities	119.0%			118.1%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $841,000 and $410,000 for the three months ended September 30, 2026 and 2025, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.08% and 2.20% for the three months ended September 30, 2026 and 2025, respectively.

(5) Net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2026			2025
	Average	Interest		Average	Interest
	Balance	Earned/	Yield/	Balance	Earned/	Yield/
(dollars in thousands)	Outstanding	Paid	Rate	Outstanding	Paid	Rate
Interest-earning assets:
Loans receivable, net (1) (2)	$1,582,401	$65,812	5.56%	$1,637,919	$67,859	5.54%
Total investment securities	280,348	8,375	3.99	312,525	10,513	4.50
FHLB dividends	11,369	807	9.49	13,241	920	9.29
Interest-earning deposits in banks	49,648	1,384	3.73	46,651	1,572	4.51
Total interest-earning assets (3)	1,923,766	76,378	5.31	2,010,336	80,864	5.38
Noninterest-earning assets	142,174			147,755
Total average assets	$2,065,940			$2,158,091
Interest-bearing liabilities:
Interest-bearing demand deposits	$141,512	$254	0.24	$158,020	$552	0.47
Money market accounts	456,143	7,436	2.18	441,125	7,837	2.38
Savings accounts	242,731	2,766	1.52	225,665	2,581	1.53
Certificates of deposit, customer	449,987	12,105	3.60	448,955	13,093	3.90
Certificates of deposit, brokered	60,177	1,895	4.21	128,672	4,309	4.48
Total interest-bearing deposits (4)	1,350,550	24,456	2.42	1,402,437	28,372	2.70
Advances	236,280	7,411	4.19	273,359	8,809	4.31
Subordinated debt	34,668	1,580	6.09	35,849	1,074	4.01
Total interest-bearing liabilities	1,621,498	33,447	2.76	1,711,645	38,255	2.99
Noninterest-bearing deposits (4)	242,760			246,252
Other noninterest-bearing liabilities	43,401			48,656
Total average liabilities	1,907,659			2,006,553
Average equity	158,281			151,538
Total average liabilities and equity	$2,065,940			$2,158,091

Net interest income		$42,931			$42,609
Net interest rate spread			2.55			2.39
Net earning assets	$302,268			$298,691
Net interest margin (5)			2.98			2.83
Average interest-earning assets to average interest-bearing liabilities	118.6%			117.5%

(1) The average loans receivable, net balances include nonaccrual loans.

(2) Interest earned on loans receivable includes net deferred costs of $2.3 million and $896,000 for the nine months ended September 30, 2026 and 2025, respectively.

(3) Includes interest-earning deposits (cash) at other financial institutions.

(4) Cost of all deposits, including noninterest-bearing demand deposits, was 2.05% and 2.30% for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2026 Compared to September 30, 2025			September 30, 2026 Compared to September 30, 2025
	Increase (Decrease) Due to			Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Loans receivable, net	$(999)	$—	$(999)	$(2,292)	$245	$(2,047)
Investments	12	(189)	(177)	(1,076)	(1,062)	(2,138)
FHLB stock	(63)	24	(39)	(130)	17	(113)
Other (1)	(12)	(94)	(106)	101	(289)	(188)
Total interest-earning assets	$(1,062)	$(259)	$(1,321)	$(3,397)	$(1,089)	$(4,486)

Interest-bearing liabilities:
Interest-bearing demand deposits	$—	$47	$47	$(58)	$(240)	$(298)
Money market accounts	12	(202)	(190)	274	(675)	(401)
Savings accounts	40	20	60	199	(14)	185
Certificates of deposit, customer	175	(161)	14	26	(1,014)	(988)
Certificates of deposit, brokered	(483)	(38)	(521)	(2,292)	(122)	(2,414)
Advances	(671)	(83)	(754)	(1,190)	(208)	(1,398)
Subordinated debt	—	274	274	(34)	540	506
Total interest-bearing liabilities	$(927)	$(143)	$(1,070)	$(3,075)	$(1,733)	$(4,808)

Change in net interest income	$(135)	$(116)	$(251)	$(322)	$644	$322

(1) Includes interest-earning deposits (cash) at other financial institutions.

Off-Balance Sheet Activities

In the normal course of operations, First Fed engages in a variety of financial transactions which, in accordance with GAAP, are not recorded in the financial statements. These transactions involve varying degrees of off-balance sheet credit, interest rate and liquidity risks. These transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. At September 30, 2026 and December 31, 2025, there were no off-balance sheet transactions likely to have a material effect on our financial condition.

Contractual Obligations

At September 30, 2026, our scheduled maturities of contractual obligations were as follows:

	Within	After 1 Year Through	After 3 Years Through	Beyond	Total
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Balance
Certificates of deposit	$455,117	$65,642	$2,588	$—	$523,347
FHLB advances	228,500	35,000	—	—	263,500
Line of credit	13,500	—	—	—	13,500
Subordinated debt obligation	—	—	34,694	—	34,694
Operating leases	2,256	4,367	4,307	14,812	25,742
Borrower taxes and insurance	2,716	—	—	—	2,716
Deferred compensation	188	343	285	577	1,393
Total contractual obligations	$702,277	$105,352	$41,874	$15,389	$864,892

Commitments and Off-Balance Sheet Arrangements

The following table summarizes our commitments and contingent liabilities with off-balance sheet risks as of September 30, 2026:

	Amount of Commitment by Expiration
	Within	After 1 Year Through	After 3 Years Through	Beyond	Total Amounts
(dollars in thousands)	1 Year	3 Years	5 Years	5 Years	Committed
Commitments to originate loans:
Variable-rate	$1,063	$—	$—	$—	1,063
Unfunded commitments under lines of credit	26,535	9,741	14,981	79,616	130,873
Unfunded commitments under existing construction loans	38,036	1,065	—	—	39,101
Standby letters of credit	309	—	—	200	509
Unfunded commitments under partnership agreements	1,979	—	—	—	1,979
Total commitments	$67,922	$10,806	$14,981	$79,816	$173,525

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

The Company's most liquid assets are cash and cash equivalents followed by available-for-sale securities. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2026, cash and cash equivalents totaled $103.6 million and unpledged securities classified as available-for-sale had a market value of $263.3 million. The Bank pledged collateral of $546.9 million to support borrowings from the FHLB, with a remaining borrowing capacity of $173.1 million at September 30, 2026. The Bank also has an established discount window borrowing arrangement with the FRB, for which available-for-sale securities with a market value of $16.6 million were pledged as of September 30, 2026, providing a borrowing capacity of $16.0 million. Another source of short-term funding for the Bank is through PCBB's Fed Funds Borrowing Facility, which provides up to $50.0 million of unsecured borrowing for up to ten consecutive days. First Northwest has a $15.0 million borrowing arrangement with NexBank which is secured by First Northwest's personal property assets (with certain exclusions), including all the outstanding shares of First Fed, cash, loans receivable, and limited partnership investments. The remaining borrowing capacity of the NexBank line of credit was $1.5 million at September 30, 2026.

At September 30, 2026, we had commitments to fund $509,000 in standby letters of credit and $170.0 million in undisbursed loans, including $39.1 million in undisbursed construction loan commitments.

CDs due within one year as of September 30, 2026, totaled $455.1 million, or 87.0% of CDs with a weighted-average rate of 3.65%. If these maturing deposits are not renewed, we will seek other sources of funds, including other CDs, non-maturity deposits, and borrowings. We can attract and retain deposits by adjusting the interest rates offered and through sales and marketing efforts in the markets we serve. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on CDs. We believe that our branch network, and the general cash flows from our existing lending and investment activities, will provide adequate short-term and long-term liquidity. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

First Fed has a diversified deposit base with approximately 64% of deposit account balances held by consumers, 23% held by business and 9% by public fund depositors, and 4% in brokered deposits. The average deposit account balance, excluding brokered and public fund accounts, was $29,000 at September 30, 2026. We estimate that 22-27% of our customer deposit balances are over the $250,000 FDIC insurance limit, representing less than 5% of deposit customers. Management believes that maintaining a diversified deposit base is an important factor in managing and maintaining adequate levels of liquidity.

The Company is a separate legal entity from the Bank and provides for its own liquidity. At September 30, 2026, the Company, on an unconsolidated basis, had liquid assets of $7.1 million. In addition to its operating expenses, the Company is responsible for paying dividends declared, if any, to its shareholders, and for Company stock repurchases, interest payments on subordinated notes held at the Company level, payments on the NexBank revolving credit facility, and commitments related to limited partnership investments. The Company may receive dividends or capital distributions from the Bank, although there may be regulatory limitations on the ability of the Bank to pay dividends.

Capital Resources

At September 30, 2026, shareholders' equity totaled $148.8 million, or 6.9% of total assets. Our book value per share of common stock was $15.65 at September 30, 2026, compared to $16.61 at December 31, 2025.

At September 30, 2026, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under FDIC regulatory capital guidelines.

The following table provides the capital requirements and actual results for First Fed at September 30, 2026.

	Actual		Minimum Capital Requirements		Minimum Required to be Well-Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital (to average assets)	$198,692	9.6%	$82,616	4.0%	$103,269	5.0%
Common equity tier 1 (to risk-weighted assets)	198,692	12.3	72,979	4.5	105,414	6.5
Tier 1 risk-based capital (to risk-weighted assets)	198,692	12.3	97,305	6.0	129,740	8.0
Total risk-based capital (to risk-weighted assets)	215,768	13.3	129,740	8.0	162,175	10.0

In order to avoid limitations, based on percentages of eligible retained income, on paying dividends, engaging in share repurchases, and paying discretionary bonuses, the Bank must maintain risk-based capital in an amount greater than the required minimum levels plus a capital conservation buffer, comprised of common equity tier 1 capital ("CET1"), of 2.5% of risk-weighted assets. The Bank's capital conservation buffer was 5.3% at September 30, 2026, exceeding this requirement.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer), and other members of the Company's management team as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures in effect as of September 30, 2026, were effective.

(b) Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended  September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company's 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes common stock repurchases during the three months ended September 30, 2026:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans
July 1, 2026 - July 31, 2026	2,826	$—	—	846,123
August 1, 2026 - August 31, 2026	—	—	—	846,123
September 1, 2026 - September 30, 2026	4,230	—	—	846,123
Total	7,056	$—	—

(1) Shares repurchased by the Company during the quarter represent shares acquired from restricted stock award participants in connection with the cancellation of restricted stock to pay withholding taxes upon vesting totaling 2,826 shares, 0 shares, and 4,230 shares, respectively, for the periods indicated.

(2) On April 25, 2024, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 944,279 shares of its common stock, or approximately 10% of its shares of common stock issued and outstanding as of April 24, 2024. As of September 30, 2026, a total of 98,156 shares, or 10.4% percent of the shares authorized in the April 2024 stock repurchase plan, have been purchased at an average cost of $10.23 per share, leaving 846,123 shares available for future purchases. No shares were repurchased pursuant to the Company's April 2024 stock repurchase plan during the periods indicated.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, no director or officer of First Northwest adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith	Form	Original Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive (Loss) Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHWEST BANCORP

Date: November 5, 2026	/s/ Curt T. Queyrouze

Curt T. Queyrouze
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ Phyllis R. Nomura

Phyllis R. Nomura
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)